Form 10-Q
period 2010-06-30
ViewPoint Financial Group Inc.
filed 2010-07-26
CIK 1487052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-34737
VIEWPOINT FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Maryland	6035	27-2176993

(State or other jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer Identification No.)
incorporation or organization)	Classification Code Number)
1309 W. 15th Street, Plano, Texas 75075
(972) 578-5000
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	34,864,800

Class	Shares Outstanding as of July 23, 2010

EXPLANATORY NOTE
ViewPoint Financial Group, Inc., a Maryland corporation (the “Registrant”), was organized by ViewPoint MHC (“the MHC”), ViewPoint Financial Group (the “Company”) and ViewPoint Bank to facilitate the “second-step” conversion of ViewPoint Bank from the mutual holding company structure to the stock holding company structure (the “Conversion”). Upon consummation of the Conversion, which occurred on July 6, 2010, the Registrant became the holding company for ViewPoint Bank and now owns all of the issued and outstanding shares of ViewPoint Bank’s common stock. As part of the Conversion, shares of the Registrant’s common stock were issued and sold in an offering to certain depositors of ViewPoint Bank and others and were issued in exchange for the issued and outstanding shares of the Company, the mid-tier holding company of ViewPoint Bank as of June 30, 2010, held by persons other than the MHC. As the Conversion was completed after June 30, 2010, the information in this report is for the Company. Separate financial statements for the Registrant have not been included in this report because the Registrant, as of June 30, 2010, had not issued any shares and had engaged only in organizational activities to date, had no significant assets, contingent or other liabilities, revenues or expenses. Per share information in this report is based on outstanding shares as of the dates indicated and does not reflect the Conversion. Following the Conversion, ViewPoint Financial Group, Inc. had 34,864,800 shares of common stock outstanding.

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Cash and due from financial institutions	$14,145	$17,507
Short-term interest bearing deposits in other financial institutions	116,941	37,963

Total cash and cash equivalents	131,086	55,470
Securities available for sale	601,888	484,058
Securities held to maturity (fair value: June 30, 2010 — $292,843, December 31, 2009 — $260,814)	280,515	254,724
Loans held for sale (includes $21,500 of loans measured at fair value of $21,865 at June 30, 2010, $0 measured at fair value at December 31, 2009)	504,858	341,431
Loans, net of deferred net loan origination fees and allowance of $14,315 — June 30, 2010, $12,310 — December 31, 2009	1,104,141	1,108,159
Federal Home Loan Bank stock, at cost	19,680	14,147
Bank-owned life insurance	28,287	28,117
Mortgage servicing rights	833	872
Foreclosed assets, net	4,436	3,917
Premises and equipment, net	49,318	50,440
Goodwill	1,089	1,089
Accrued interest receivable	8,895	8,099
Prepaid FDIC assessment	7,885	9,134
Other assets	21,550	19,847

Total assets	$2,764,461	$2,379,504

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing demand	185,381	193,581
Interest bearing demand	391,129	268,063
Savings and money market	722,656	701,835
Time	649,912	633,186

Total deposits	1,949,078	1,796,665
Federal Home Loan Bank advances	444,835	312,504
Repurchase agreement	25,000	25,000
Other borrowings	10,000	10,000
Stock subscription payable	85,615	—
Accrued interest payable	1,884	1,884
Other liabilities	35,169	27,769

Total liabilities	2,551,581	2,173,822

Commitments and contingent liabilities	—	—

Shareholders’ equity
Common stock, $.01 par value; 75,000,000 shares authorized; 26,208,958 shares issued — June 30, 2010 and December 31, 2009	262	262
Additional paid-in capital	119,393	118,297
Retained earnings	116,015	111,188
Accumulated other comprehensive income	5,015	3,802
Unearned Employee Stock Ownership Plan (ESOP) shares; 563,775 shares — June 30, 2010; 610,647 shares — December 31, 2009	(5,690)	(6,159)
Treasury stock, at cost; 1,305,435 shares — June 30, 2010; 1,279,801 — December 31, 2009	(22,115)	(21,708)

Total shareholders’ equity	212,880	205,682

Total liabilities and shareholders’ equity	$2,764,461	$2,379,504

See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest and dividend income
Loans, including fees	$21,637	$21,224	$42,010	$41,962
Taxable securities	5,564	5,827	10,986	12,455
Nontaxable securities	367	86	663	172
Interest bearing deposits in other financial institutions	129	169	277	228
Federal Home Loan Bank stock	15	3	32	3

	27,712	27,309	53,968	54,820

Interest expense
Deposits	7,889	8,714	15,518	17,859
Federal Home Loan Bank advances	3,022	3,585	6,161	7,361
Federal Reserve Bank advances	—	—	—	29
Repurchase agreement	204	195	405	296
Other borrowings	150	—	298	—

	11,265	12,494	22,382	25,545

Net interest income	16,447	14,815	31,586	29,275
Provision for loan losses	1,888	1,494	3,034	2,936

Net interest income after provision for loan losses	14,559	13,321	28,552	26,339

Non-interest income
Service charges and fees	4,724	4,852	9,144	9,308
Brokerage fees	109	64	215	139
Net gain on sale of loans	3,165	5,331	5,820	9,037
Loan servicing fees	61	48	123	101
Bank-owned life insurance income	112	178	170	342
Fair value adjustment on mortgage servicing rights	—	—	90	(211)
Impairment of collateralized debt obligations	—	(11,781)	—	(12,246)
Gain on sale of available for sale securities	—	2,377	—	2,377
Loss on sale of foreclosed assets	(198)	(111)	(311)	(276)
Loss on disposition of assets	(30)	(526)	(30)	(942)
Other	226	776	504	1,008

	8,169	1,208	15,725	8,637

Non-interest expense
Salaries and employee benefits	11,450	12,109	22,633	24,204
Advertising	321	434	598	689
Occupancy and equipment	1,458	1,462	2,947	3,064
Outside professional services	454	502	943	910
Regulatory assessments	795	1,793	1,590	2,461
Data processing	1,043	1,038	2,045	2,042
Office operations	1,433	1,462	2,879	2,968
Deposit processing charges	185	228	363	463
Lending and collection	296	387	517	675
Other	567	536	1,046	1,094

	18,002	19,951	35,561	38,570

Income (loss) before income tax expense (benefit)	4,726	(5,422)	8,716	(3,594)
Income tax expense (benefit)	1,530	(1,591)	2,815	(1,007)

Net income (loss)	$3,196	$(3,831)	$5,901	$(2,587)

Earnings (loss) per share:
Basic	$0.13	$(0.16)	$0.24	$(0.11)

Diluted	$0.13	$(0.16)	$0.24	$(0.11)

See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income (loss)	$3,196	$(3,831)	$5,901	$(2,587)

Other comprehensive income:

Change in unrealized gains (losses) on securities available for sale	2,005	(629)	1,856	(1,587)
Reclassification of amount realized through impairment charges	—	11,781	—	12,246
Reclassification of amount realized through sale of securities	—	(2,377)	—	(2,377)
Tax effect	(695)	(3,041)	(643)	(1,886)

Other comprehensive income, net of tax	1,310	5,734	1,213	6,396

Comprehensive income	$4,506	$1,903	$7,114	$3,809

See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollar amounts in thousands, except share and per share data)

				Accumulated
		Additional		Other	Unearned		Total
	Common	Paid-In	Retained	Comprehensive	ESOP	Treasury	Shareholders’
	Stock	Capital	Earnings	Income (Loss)	Shares	Stock	Equity
For the six months ended June 30, 2009
Balance at January 1, 2009	$262	$115,963	$108,332	$(1,613)	$(7,097)	$(21,708)	$194,139
Cumulative effect of change in accounting principle, initial application of other-than-temporary impairment guidance, net of tax	—	—	2,843	(2,843)	—	—	—
ESOP shares earned, 46,872 shares	—	198	—	—	469	—	667
Share-based compensation expense	—	909	—	—	—	—	909
Adjustment to deferred tax asset for difference between fair value of vested restricted stock and expense booked	—	(136)	—	—	—	—	(136)
Dividends declared ($0.13 per share)	—	—	(1,397)	—	—	—	(1,397)
Comprehensive income:
Net loss	—	—	(2,587)	—	—	—	(2,587)
Change in unrealized gains (losses) on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings, net of reclassifications and taxes	—	—	—	7,101	—	—	7,101
Change in unrealized gains (losses) on securities available for sale, net of reclassifications and taxes	—	—	—	(705)	—	—	(705)

Total comprehensive income							3,809

Balance at June 30, 2009	$262	$116,934	$107,191	$1,940	$(6,628)	$(21,708)	$197,991

For the six months ended June 30, 2010
Balance at January 1, 2010	$262	$118,297	$111,188	$3,802	$(6,159)	$(21,708)	$205,682
ESOP shares earned, 46,872 shares	—	257	—	—	469	—	726
Share-based compensation expense	—	925	—	—	—	—	925
Adjustment to deferred tax asset for difference between fair value of vested restricted stock and expense booked	—	(86)	—	—	—	—	(86)
Treasury stock purchased at cost, 25,634 shares	—	—	—	—	—	(407)	(407)
Dividends declared ($0.10 per share)[1]	—	—	(1,074)	—	—	—	(1,074)
Comprehensive income:
Net income	—	—	5,901	—	—	—	5,901
Change in unrealized gains (losses) on securities available for sale, net of reclassifications and taxes	—	—	—	1,213	—	—	1,213

Total comprehensive income							7,114

Balance at June 30, 2010	$262	$119,393	$116,015	$5,015	$(5,690)	$(22,115)	$212,880

[1]	See Note 3 — Dividends for more information.
See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities
Net income (loss)	$5,901	$(2,587)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for loan losses	3,034	2,936
Depreciation and amortization	1,807	1,989
Premium amortization and accretion of securities, net	1,918	41
Gain on sale of available for sale securities	—	(2,377)
Impairment of collateralized debt obligations	—	12,246
ESOP compensation expense	726	667
Share-based compensation expense	925	909
Amortization of mortgage servicing rights	129	178
Net gain on loans held for sale	(5,820)	(9,037)
Loans originated or purchased for sale	(3,209,231)	(2,439,851)
Proceeds from sale of loans held for sale	3,051,624	2,271,544
FHLB stock dividends	(32)	(3)
Increase in bank-owned life insurance	(170)	(342)
Loss on disposition of property and equipment	214	219
Net loss on sales of other real estate owned	311	266
Valuation adjustment on mortgage servicing rights	(90)	211
Net change in deferred loan fees	(272)	60
Net change in accrued interest receivable	(796)	874
Net change in other assets	(763)	(3,427)
Net change in other liabilities	7,400	6,991

Net cash used in operating activities	(143,185)	(158,493)
Cash flows from investing activities
Available-for-sale securities:
Maturities, prepayments and calls	121,927	70,946
Purchases	(239,315)	(90,066)
Proceeds from sale of AFS securities	—	73,785
Held-to-maturity securities:
Maturities, prepayments and calls	30,511	22,890
Purchases	(56,806)	(19,271)
Net change in loans	(1,854)	62,407
(Purchase) redemption of FHLB stock	(5,505)	2,952
Purchases of premises and equipment	(899)	(6,316)
Proceeds from sale of fixed assets	—	4
Proceeds on sale of other real estate owned	1,864	674

Net cash provided by / (used in) investing activities	(150,077)	118,005
Cash flows from financing activities
Net change in deposits	152,413	137,757
Proceeds from Federal Home Loan Bank advances	157,000	—
Repayments on Federal Home Loan Bank advances	(24,669)	(73,975)
Proceeds from Stock Subscription	85,615	—
Payment of dividends	(1,074)	(1,397)
Treasury stock purchased	(407)	—

Net cash provided by financing activities	368,878	62,385

Net change in cash and cash equivalents	75,616	21,897
Beginning cash and cash equivalents	55,470	32,513

Ending cash and cash equivalents	$131,086	$54,410

Supplemental cash flow information:
Interest paid	$22,382	$25,350
Income taxes paid	$1,900	$1,790
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$3,110	$1,371
See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
1. Basis of Financial Statement Presentation
The accompanying consolidated financial statements of ViewPoint Financial Group (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal and recurring adjustments which are considered necessary to fairly present the results for the interim periods presented have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year.
In preparing the financial statements, management is required to make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Company in preparation of its consolidated financial statements, refer to the Company’s 2009 Annual Report on Form 10-K.
The accompanying Unaudited Consolidated Interim Financial Statements include the accounts of ViewPoint Financial Group, whose business currently consists of the operations of its wholly owned subsidiary, ViewPoint Bank (the “Bank”). The Bank’s operations include its wholly owned subsidiary, ViewPoint Bankers Mortgage, Inc. (“VPBM”). All significant intercompany transactions and balances are eliminated in consolidation. Some items in prior years have been reclassified to conform to current presentation.
At June 30, 2010, the MHC was the majority (57%) shareholder of the Company. The MHC was a mutual institution whose members were the depositors of the Bank. The financial statements included in this Form 10-Q do not include the transactions and balances of the MHC. On July 6, 2010, the MHC completed its conversion from the mutual holding company structure and related public stock offering and is now a stock form holding company called ViewPoint Financial Group, Inc. that is wholly owned by public shareholders. As a result of the conversion and offering, ViewPoint Financial Group, Inc., a newly formed stock corporation chartered in Maryland, became the holding company for the Bank, and the MHC and ViewPoint Financial Group ceased to exist. All outstanding shares of the Company’s common stock (other than those owned by the MHC) were converted into the right to receive 1.40 shares of ViewPoint Financial Group, Inc. common stock. References to the Company in this document refer to ViewPoint Financial Group, ViewPoint Financial Group, Inc., and ViewPoint Bank, as the context requires. (See Note 12 for detailed information regarding the transaction.)
2. Earnings (Loss) per Common Share
Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unearned restricted stock awards. Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock awards and options) were exercised or converted to common stock, or resulted in the issuance of common stock that then shared in the Company’s earnings. Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unexercised stock options and unearned restricted stock awards. The dilutive effect of the unexercised stock options and unearned restricted stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method of earnings per share calculation is described in Accounting Standards Codification (“ASC”) 260-10-45-60B. The two-class method calculation for the three and six month periods ended June 30, 2010, and 2009 had no impact on the earnings (loss) per common share for these periods. A reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per common share computation for the three and six months ended June 30, 2010, and 2009 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Basic
Net income (loss)	$3,196	$(3,831)	$5,901	$(2,587)

Weighted average common shares outstanding	24,918,453	24,929,157	24,923,775	24,929,157
Less: Average unallocated ESOP shares	(579,142)	(672,886)	(590,794)	(684,538)
Average unvested restricted stock awards	(221,176)	(307,219)	(239,545)	(325,588)

Average shares	24,118,135	23,949,052	24,093,436	23,919,031

Basic earnings (loss) per common share	$0.13	$(0.16)	$0.24	$(0.11)

Diluted
Net income (loss)	$3,196	$(3,831)	$5,901	$(2,587)

Weighted average common shares outstanding for basic earnings (loss) per common share	24,118,135	23,949,052	24,093,436	23,919,031
Add: Dilutive effects of assumed exercises of stock options	—	—	—	—
Dilutive effects of full vesting of stock awards	—	—	—	—

Average shares and dilutive potential common shares	24,118,135	23,949,052	24,093,436	23,919,031

Diluted earnings (loss) per common share	$0.13	$(0.16)	$0.24	$(0.11)

Stock options for 334,168 and 304,544 shares of common stock outstanding were not considered in computing diluted earnings per share for the three and six months ended June 30, 2010 and 2009, respectively, because the options’ exercise prices were greater than the average market price of the common stock and were, therefore, anti-dilutive.
3. Dividends
On January 21, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share. The dividend was paid on February 18, 2010, to shareholders of record as of February 4, 2010. On April 22, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share. The dividend was paid on May 20, 2010, to shareholders of record as of May 6, 2010. At June 30, 2010, the MHC owned 57% of the common stock of ViewPoint Financial Group and elected to waive these dividends after filing a notice with and receiving no objection from the Office of Thrift Supervision.
4. Share-Based Compensation
In May 2007, the Company’s shareholders approved the ViewPoint Financial Group 2007 Equity Incentive Plan. The Company is accounting for this plan under ASC 718, Compensation — Stock Compensation, which requires companies to record compensation cost for share-based payment transactions with employees in return for employment service. Under this plan, 1,160,493 options to purchase shares of common stock and 464,198 restricted shares of common stock were made available.
The compensation cost that has been charged against income for the restricted stock portion of the Equity Incentive Plan was $395 for the three months ended June 30, 2010 and 2009, respectively. The compensation cost that has been charged against income for the stock option portion of the Equity Incentive Plan was $88 and $80 for the three months ended June 30, 2010 and 2009, respectively. The total income tax benefit recognized in the income statement for share-based compensation was $164 and $162 for the three months ended June 30, 2010 and 2009, respectively.
The compensation cost that has been charged against income for the restricted stock portion of the Equity Incentive Plan was $786 for the six months ended June 30, 2010 and 2009, respectively. The compensation cost that has been charged against income for the stock option portion of the Equity Incentive Plan was $139 and $123 for the six months ended June 30, 2010 and 2009, respectively. The total income tax benefit recognized in the income statement for share-based compensation was $315 and $309 for the six months ended June 30, 2010 and 2009, respectively.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
A summary of the status of the non-vested shares of the restricted stock portion of the Equity Incentive Plan at June 30, 2010, is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2010	260,118	$18.41
Granted	—	—
Vested	(86,043)	18.42
Forfeited	—	—

Non-vested at June 30, 2010	174,075	$18.40

The grant date fair value is based on the last sale price as quoted on the NASDAQ Stock Market on the grant date. As of June 30, 2010, there was $3,021 of total unrecognized compensation expense related to non-vested shares awarded under the restricted stock portion of the Equity Incentive Plan. That expense is expected to be recognized over a weighted-average period of 1.9 years.
A summary of the activity under the stock option portion of the Equity Incentive Plan as of June 30, 2010, and changes for the six months then ended is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at January 1, 2010	261,704	$17.16	8.1	$8
Granted	83,626	15.51	10.0	—
Exercised	—	—	—	—
Forfeited	(11,162)	15.86	—	—

Outstanding at June 30, 2010	334,168	$16.79	8.1	$8

Fully vested and expected to vest	301,957	$17.01	7.9	$7

Exercisable at June 30, 2010	41,342	$18.37	6.8	$—

As of June 30, 2010, there was $813 of total unrecognized compensation expense related to non-exercisable shares awarded under the stock option portion of the Equity Incentive Plan. That expense is expected to be recognized over a weighted-average period of 2.6 years. At June 30, 2010, the Company used a forfeiture rate of 11% that is based on historical activity.
The Compensation Committee may grant stock appreciation rights, which give the recipient of the award the right to receive the excess of the market value of the shares represented by the stock appreciation rights on the date exercised over the exercise price. As of June 30, 2010, the Company has not granted any stock appreciation rights.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
5. Loans
Loans consist of the following:

	June 30,	December 31,
	2010	2009
Real estate loans:
One- to four-family	$397,792	$420,934
Commercial real estate	480,553	453,604
One- to four-family construction	10,014	6,195
Commercial construction	—	879
Home equity	112,469	117,139

Total real estate loans	1,000,828	998,751

Automobile indirect loans	4,558	10,711
Automobile direct loans	48,681	57,186
Government-guaranteed student loans	6,170	5,818
Commercial non-mortgage loans	37,958	27,983
Consumer lines of credit and unsecured loans	14,859	14,781
Other consumer loans, secured	6,290	6,399

Total non-real estate loans	118,516	122,878

Gross loans	1,119,344	1,121,629
Deferred net loan origination fees	(888)	(1,160)
Allowance for loan losses	(14,315)	(12,310)

Net loans	$1,104,141	$1,108,159

Activity in the allowance for loan losses was as follows:

	Three Months Ended,		Six Months Ended	Three Months Ended,		Six Months Ended
	June 30,	March 31,	June 30,	June 30,	March 31,	June 30,
	2010	2010	2010	2009	2009	2009
Beginning balance	$12,929	$12,310	$12,310	$9,498	$9,068	$9,068
Charge-offs:
One- to four-family real estate	84	76	160	147	138	285
Commercial real estate	—	—	—	—	—	—
Home equity	—	28	28	—	9	9

Total real estate loans	84	104	188	147	147	294
Consumer	278	467	745	625	868	1,493
Commercial non-mortgage	269	44	313	372	191	563

Total charge-offs	631	615	1,246	1,144	1,206	2,350

Recoveries:
One- to four-family real estate	7	3	10	22	4	26
Commercial real estate	—	—	—	—	—	—
Home equity	—	—	—	—	—	—

Total real estate loans	7	3	10	22	4	26
Consumer	121	85	206	111	190	301
Commercial non-mortgage	1	—	1	15	—	15

Total recoveries	129	88	217	148	194	342

Net charge-offs	502	527	1,029	996	1,012	2,008
Provision for loan losses	1,888	1,146	3,034	1,494	1,442	2,936

Ending balance	$14,315	$12,929	$14,315	$9,996	$9,498	$9,996

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
6. Securities
The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2010	Cost	Gains	Losses	Fair Value
U.S. government and federal agency	$52,997	$452	$—	$53,449
Agency residential mortgage-backed securities	309,810	5,143	(786)	314,167
Agency residential collateralized mortgage obligations	225,721	3,265	(380)	228,606
SBA pools	5,685	—	(19)	5,666

Total securities	$594,213	$8,860	$(1,185)	$601,888

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2009	Cost	Gains	Losses	Fair Value
U.S. government and federal agency	$47,994	$—	$(556)	$47,438
Agency residential mortgage-backed securities	197,437	4,377	(187)	201,627
Agency residential collateralized mortgage obligations	226,242	3,588	(1,329)	228,501
SBA pools	6,565	—	(73)	6,492

Total securities	$478,238	$7,965	$(2,145)	$484,058

The amortized cost, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2010	Cost	Gains	Losses	Fair Value
U.S. government and federal agency	$9,995	$268	$—	$10,263
Agency residential mortgage-backed securities	168,718	8,490	—	177,208
Agency residential collateralized mortgage obligations	61,339	2,584	—	63,923
Municipal bonds	40,463	1,044	(58)	41,449

Total securities	$280,515	$12,386	$(58)	$292,843

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2009	Cost	Gains	Losses	Fair Value
U.S. government and federal agency	$14,991	$140	$—	$15,131
Agency residential mortgage-backed securities	154,013	4,555	(175)	158,393
Agency residential collateralized mortgage obligations	56,414	978	(2)	57,390
Municipal bonds	29,306	698	(104)	29,900

Total securities	$254,724	$6,371	$(281)	$260,814

The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis and more frequently when economic, market, or security specific concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. The Company conducts regular reviews of the bond agency ratings of securities and considers whether the securities were issued by or have principal and interest payments guaranteed by the federal government or its agencies. These reviews focus on the underlying rating of the issuer and also include the insurance rating of securities that have an insurance component. The financial condition of the issuers is monitored, as well as the financial condition and ratings of the insurers.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
In determining other-than-temporary impairment for debt securities, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition, ratings, and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. In analyzing an issuer’s financial condition, the Company will consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.
When other-than-temporary impairment occurs, the amount of the other-than-temporary impairment recognized in earnings depends on whether the Company intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current period credit loss. If the Company intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current period credit loss, the other-than-temporary impairment shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current period loss, the other-than-temporary impairment shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the other-than-temporary impairment recognized in earnings becomes the new amortized cost basis of the investment.
During the six months ended June 30, 2009, the Company recognized a $12,246 pre-tax charge for the other-than-temporary decline in the fair value of collateralized debt obligations, which occurred prior to their sale. This charge was determined by applying an ASC 325-40 discounted cash flow analysis, which included estimates based on current sales price data, to the securities and reducing their value to fair value. As required by ASC 325-40, when an adverse change in estimated cash flows has occurred, the credit component of the unrealized loss must be recognized as a charge to earnings. The analysis of all collateralized debt obligations included a review of the financial condition of each of the issuers, with issuer specific and non-specific estimates of future deferrals, defaults, recoveries, and prepayments of principal being factored into the analysis. Prior to the date of sale, no actual loss of principal or interest had occurred.
The decision to sell all of the Company’s collateralized debt obligations was made after considering the following: (1) June 2009 valuation reports from the trustee showed significantly higher levels of new defaults among the underlying issuers than previously reported, further reducing collateral coverage ratios; (2) an analysis of underlying issuers’ current return on assets ratios, Tier One capital ratios, leverage ratios, change in leverage ratios, and non-performing loans ratios showed ongoing and worsening credit deterioration, suggesting probable and possible future defaults; (3) the modeling of Level 3 projections of future cash flows, using internally defined assumptions for future deferrals, defaults, recoveries, and prepayments, showed no expected future cash flows; (4) a ratings downgrade from BBB to C for each of the securities during the second quarter; and (5) the expected cash realization of tax benefits as a result of the actual sale of the securities.
The sale of the collateralized debt obligation securities occurred in the second quarter of 2009. It generated proceeds of $224 with no gain or loss recognized on the sale.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
The table below presents a reconciliation of the credit portion of other-than-temporary impairment charges relating to the collateralized debt obligations.

June 30, 2010
Beginning balance, January 1, 2010	$—
Additional credit losses not recorded previously	—

Ending balance, June 30, 2010	$—

	June 30, 2009
Beginning balance, January 1, 2009	$9,408	(1)
Additional credit losses not recorded previously	12,246
Reductions for securities sold	(21,654)

Ending balance, June 30, 2009	$—

(1)	Reduced by $4.4 million due to adoption of new accounting guidance for other-than-temporary impairment as discussed above
The fair value of debt securities and carrying amount, if different, at June 30, 2010, by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.

			Available
	Held to maturity		for sale
	Carrying
	Amount	Fair Value	Fair Value
Due in one year or less	$—	$—	$—
Due from one to five years	11,624	11,984	—
Due from five to ten years	8,618	9,079	54,020
Due after ten years	30,216	30,649	5,095

Securities due at a single maturity date	50,458	51,712	59,115
Agency residential mortgage-backed securities	168,718	177,208	314,167
Agency residential collateralized mortgage obligations	61,339	63,923	228,606

Total	$280,515	$292,843	$601,888

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Securities with unrealized losses at June 30, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:
Held to Maturity

	Less than 12 Months			12 Months or More			Total
Description of Securities		Unrealized			Unrealized			Unrealized
June 30, 2010	Fair Value	Loss	Number	Fair Value	Loss	Number	Fair Value	Loss	Number

SBA pools	$—	$—	—	$—	$—	—	$—	$—	—
Municipal bonds	2,383	(58)	6	—	—	—	2,383	(58)	6
Agency residential mortgage-backed securities	—	—	—	—	—	—	—	—	—
Agency residential collateralized mortgage obligations	—	—	—	—	—	—	—	—	—
U.S. Government and federal agency	—	—	—	—	—	—	—	—	—

Total temporarily impaired	$2,383	$(58)	6	$—	$—	—	$2,383	$(58)	6

Available for Sale

	Less than 12 Months			12 Months or More			Total
Description of Securities		Unrealized			Unrealized			Unrealized
June 30, 2010	Fair Value	Loss	Number	Fair Value	Loss	Number	Fair Value	Loss	Number

SBA pools	$—	$—	—	$5,666	$(19)	2	$5,666	$(19)	2
Municipal bonds	—	—	—	—	—	—	—	—	—
Agency residential mortgage-backed securities	116,125	(786)	25	—	—	—	116,125	(786)	25
Agency residential collateralized mortgage obligations	38,333	(90)	6	44,932	(290)	13	83,265	(380)	19
U.S. Government and federal agency	—	—	—	—	—	—	—	—	—

Total temporarily impaired	$154,458	$(876)	31	$50,598	$(309)	15	$205,056	$(1,185)	46

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Held to Maturity

	Less than 12 Months		12 Months or More		Total
Description of Securities		Unrealized		Unrealized		Unrealized
December 31, 2009	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

SBA pools	$—	$—	$—	$—	$—	$—
Municipal bonds	4,333	(104)	—	—	4,333	(104)
Agency residential mortgage-backed securities	30,231	(175)	—	—	30,231	(175)
Agency residential collateralized mortgage obligations	4	—	687	(2)	691	(2)
U.S. Government and federal agency	—	—	—	—	—	—

Total temporarily impaired	$34,568	$(279)	$687	$(2)	$35,255	$(281)

Available for Sale

	Less than 12 Months		12 Months or More		Total
Description of Securities		Unrealized		Unrealized		Unrealized
December 31, 2009	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

SBA pools	$—	$—	$6,492	$(73)	$6,492	$(73)
Municipal bonds	—	—	—	—	—	—
Agency residential mortgage-backed securities	40,651	(187)	—	—	40,651	(187)
Agency residential collateralized mortgage obligations	3,793	(32)	89,956	(1,297)	93,749	(1,329)
U.S. Government and federal agency	47,438	(556)	—	—	47,438	(556)

Total temporarily impaired	$91,882	$(775)	$96,448	$(1,370)	$188,330	$(2,145)

The unrealized losses at June 30, 2010, and December 31, 2009 are due to changes in market interest rates since the date of purchase that have adversely affected the market values of those securities. The unrealized losses are not due to adverse changes in the credit risk of any securities.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
The Company’s SBA pools include only the portion of loans which are guaranteed as to principal and interest by the U.S. government. The agency residential mortgage-backed securities and agency collateralized mortgage obligations were issued and are backed by the Government National Mortgage Association (GNMA), a U.S. government agency, or by the Federal National Mortgage Association (FNMA) or the Federal Home Loan Mortgage Corporation (FHLMC), both U.S. government sponsored agencies. They carry the explicit or implicit guarantee of the U.S. government. The Company does not own any non-agency mortgage-backed securities or collateralized mortgage obligations.
The Company conducts regular reviews of the municipal bond agency ratings of securities. These reviews focus on the underlying rating of the issuer and also include the insurance rating of securities that have an insurance component. The financial condition of the issuers is monitored as well, including reviews of official statements and other available municipal reports. The Company’s municipal bonds, which include both the ratings of the underlying issuers and the ratings with credit support, are all rated at least A by Standard and Poor’s or A3 by Moody’s.
7. Fair Value Disclosures
ASC 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
Level 3: Prices or valuation techniques that require inputs that are both significant and unobservable in the market. These instruments are valued using the best information available, some of which is internally developed, and reflects a reporting entity’s own assumptions about the risk premiums that market participants would generally require and the assumptions they would use.
The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).
The Company elected the fair value option for certain residential mortgage loans held for sale originated after May 1, 2010 in accordance with Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” as of May 1, 2010 (as codified in ASC 825.) This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC 815, “Derivatives and Hedging.” The Company has not elected the fair value option for other loans held for sale primarily because they are not economically hedged using derivative instruments. Fair values of certain loans held for sale are based on traded market prices of similar assets, where available, and/or discounted cash flows at market interest rates. At June 30, 2010, certain loans held for sale for which the fair value option was elected had an aggregate fair value of $21,865 and an aggregate outstanding principal balance of $21,500 and were recorded in loans held for sale in the consolidated balance sheet. Interest income on certain mortgage loans held for sale is recognized based on contractual rates and reflected in interest income on loans held for sale in the consolidated income statement. Net gains of $365 resulting from changes in fair value of these loans were recorded in mortgage income during the second quarter of 2010. These changes in fair value are mostly offset by economic hedging activities in the amount of $364.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Mortgage loans held for sale are typically pooled together and sold into certain exit markets, depending upon underlying attributes of the loan, such as agency eligibility, product type, interest rate, and credit quality. Mortgage loans held for sale are valued predominantly using quoted market prices for similar instruments. As these prices are derived from quoted market prices, the Company classifies these valuations as Level 2 in the fair value disclosures.
The Company enters into a variety of derivative financial instruments as part of its hedging strategy. The majority of these derivatives are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, The Company utilizes the exchange price or dealer market price for the particular derivative contract; therefore, these contracts are classified as Level 2.
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2010, Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
	June 30, 2010	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
U.S. government and federal agency	$53,449	$—	$53,449	$—
Agency residential mortgage-backed securities	314,167	—	314,167	—
Agency residential collateralized mortgage obligations	228,606	—	228,606	—
SBA pools	5,666	—	5,666	—

Total securities available for sale	$601,888	$—	$601,888	$—

Mortgage loans held for sale	21,865	—	21,865	—
Derivative instruments	27,586	—	27,586	—

Liabilities:
Derivative instruments	23,636	—	23,636	—

		Fair Value Measurements at December 31, 2009, Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
	December 31, 2009	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
U.S. government and federal agency	$47,438	$—	$47,438	$—
Agency residential mortgage-backed securities	201,627	—	201,627	—
Agency residential collateralized mortgage obligations	228,501	—	228,501	—
SBA pools	6,492	—	6,492	—

Total securities available for sale	$484,058	$—	$484,058	$—

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2010 and 2009:

Securities available
for sale
Beginning balance, January 1, 2010	$—
Total gains or losses (realized /unrealized)	—
Included in earnings
Included in other comprehensive income	—

Ending balance, June 30, 2010	$—

Beginning balance, January 1, 2009	$7,940
Adjustment due to adoption of ASC 320-10-65, non-credit portion of impairment previously recorded	4,351
Proceeds from sale of securities	(224)
Total gains or losses (realized /unrealized)
Included in earnings
Interest income on securities	159
Impairment of collateralized debt obligations (all credit)	(12,246)
Gains (losses) on sale of securities	20
Included in other comprehensive income	—

Ending balance, June 30, 2009	$—

Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2010, Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
	June 30, 2010	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Impaired loans	$10,799	$—	$—	$10,799
Other real estate owned	4,436	—	3,768	668

		Fair Value Measurements at December 31, 2009, Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
	December 31, 2009	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Impaired loans	$3,614	$—	$—	$3,614
Other real estate owned	3,917	—	3,517	400
Impaired loans, which primarily consist of one- to four-family residential, home equity, commercial real estate and commercial non-mortgage loans, are measured for impairment using the fair value of the collateral (as determined by third party appraisals using recent comparative sales data) for collateral dependent loans. Impaired loans with an allocated allowance for loan losses at June 30, 2010, had a carrying amount of $10,799, which is made up of the outstanding balance of $12,080, net of a valuation allowance of $1,281. This impairment resulted in a reduced provision for loan losses of $360 included in the amount reported on the income statement. Impaired loans with an allocated allowance for loan losses at December 31, 2009, had a carrying amount of $3,614, which is made up of the outstanding balance of $4,352, net of a valuation allowance of $738. This impairment resulted in an additional provision for loan losses of $667.
At June 30, 2010, other real estate owned, which is measured at the lower of book or fair value less costs to sell, had a net book value of $4,436, which is made up of the outstanding balance of $4,740, net of a valuation allowance of $304, resulting in net write-downs of $327 for the six months ended June 30, 2010. At December 31, 2009, other real estate owned had a net book value of $3,917, which is made up of the outstanding balance of $3,954, net of a valuation allowance of $37, resulting in net write-downs of $188 for the year ended December 31, 2009.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Activity for other real estate owned for the six months ended June 30, 2010, and the related valuation allowance follows:

Other real estate owned:
Balance at January 1, 2010	$3,917
Transfers in at fair value	3,021
Change in valuation allowance	(267)
Sale of property (gross)	(2,235)

Balance at June 30, 2010	$4,436

Valuation allowance:
Balance at January 1, 2010	$37
Sale of property	(60)
Valuation adjustment	327

Balance at June 30, 2010	$304

Carrying amount and estimated fair values of financial instruments were as follows:

	June 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets
Cash and cash equivalents	$131,086	$131,086	$55,470	$55,470
Securities available for sale	601,888	601,888	484,058	484,058
Securities held to maturity	280,515	292,843	254,724	260,814
Loans held for sale	504,858	506,701	341,431	342,663
Loans, net	1,104,141	1,104,901	1,108,159	1,105,979
Federal Home Loan Bank stock	19,680	N/A	14,147	N/A
Bank-owned life insurance	28,287	28,287	28,117	28,117
Accrued interest receivable	8,895	8,895	8,099	8,099
Derivative instruments	27,586	27,586	—	—

Financial liabilities
Deposits	$1,949,078	$1,949,286	$1,796,665	$1,771,080
Federal Home Loan Bank advances	444,835	460,612	312,504	319,052
Repurchase agreement	25,000	27,453	25,000	25,277
Other borrowings	10,000	10,000	10,000	10,000
Accrued interest payable	1,884	1,884	1,884	1,884
Derivative instruments	23,636	23,636	—	—
The methods and assumptions used to estimate fair value are described as follows:
Estimated fair value is the carrying amount for cash and cash equivalents, bank-owned life insurance and accrued interest receivable and payable. For loans, fair value is based on discounted cash flows using current market offering rates, estimated life, and applicable credit risk. For deposits and borrowings, fair value is calculated using the FHLB advance curve to discount cash flows for the estimated life for deposits and according to the contractual repayment schedule for borrowings. Fair value of debt is based on discounting the estimated cash flows using the current rate at which similar borrowings would be made with similar rates and maturities. It was not practicable to determine the fair value of FHLB stock due to restrictions on its transferability. The fair value of off-balance sheet items is based on the current fees or costs that would be charged to enter into or terminate such arrangements and are not considered significant to this presentation.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
8. Derivative Financial Instruments
Beginning in May 2010, the Company began entering into interest rate lock commitments (“IRLCs”) with prospective borrowers. These commitments are carried at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as codified in ASC 815, Derivatives and Hedging. ASC 815 clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The estimated fair values of IRLCs are based on quoted market values and are recorded in other assets in the consolidated balance sheets. The initial and subsequent changes in the value of IRLCs are a component of net gain on sale of loans.
The Company actively manages the risk profiles of its IRLCs and mortgage loans held for sale on a daily basis. To manage the price risk associated with IRLCs, the Company enters into forward sales of mortgage-backed securities in an amount equal to the portion of the IRLC expected to close, assuming no change in mortgage interest rates. In addition, to manage the interest rate risk associated with mortgage loans held for sale, the Company enters into forward sales of mortgage-backed securities to deliver mortgage loan inventory to investors. The estimated fair values of forward sales of mortgage-backed securities and forward sale commitments are based on quoted market values and are recorded as an other asset or an accrued liability in the consolidated balance sheets. The initial and subsequent changes in value on forward sales of mortgage-backed securities are a component of net gain on sale of loans.
The following table provides the outstanding notional balances and fair values of outstanding positions for the dates indicated, and recorded gains (losses) during the periods indicated.

		Outstanding
	Expiration	Notional		Recorded
	Dates	Balance	Fair Value	Gains/(Losses)
June 30, 2010
Other Assets
IRLCs	2010	$27,308	$27,586	$278
Loan sale commitments	2010	5,565	5,652	87
Payables and accrued liabilities
Forward mortgage-backed securities trades	2010	24,000	23,636	(364)

December 31, 2009
Loan sale commitments	—	$—	$—	$—
Payables and accrued liabilities
Forward mortgage-backed securities trades	—	—	—	—

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
9. Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Current expense (benefit)	$1,594	$(4,654)	$2,826	$(5,252)
Deferred expense (benefit)	(64)	3,063	(11)	4,245

Total income tax expense (benefit)	$1,530	$(1,591)	$2,815	$(1,007)

Effective tax rate	32.37%	-29.34%	32.30%	-28.02%
The net deferred tax assets totaled $4,452 and $5,075 at June 30, 2010 and December 31, 2009, respectively. No valuation allowance was provided on deferred tax assets as of June 30, 2010 or December 31, 2009, as the Company expects to realize the future tax benefits.
10. Repurchase Agreement
In April 2008, the Company entered into a ten-year term structured repurchase callable agreement with Credit Suisse Securities (U.S.A.) LLC for $25,000 to leverage the balance sheet and reduce cost of funds. The interest rate was fixed at 1.62% for the first year of the agreement. After the first year, the interest rate adjusts quarterly to 6.25% less the three month Libor rate, subject to a lifetime cap of 3.22%. The rate was 3.22% at June 30, 2010. The securities sold under agreements to repurchase had an average balance of $32,438 and an average interest rate of 1.78% during the three months ended June 30, 2010, and an average balance of $31,918 and an average interest rate of 1.72% during the six months ended June 30, 2010. The maximum month-end balance during the six months ended June 30, 2010 was $32,803. At maturity, the securities underlying the agreement are returned to the Company. The fair value of these securities sold under agreements to repurchase was $32,807 at June 30, 2010. The Company retains the right to substitute securities under the terms of the agreements.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
11. Segment Information
The reportable segments are determined by the products and services offered, primarily distinguished between banking and VPBM, our mortgage banking subsidiary. Loans, investments and deposits generate the revenues in the banking segment; secondary marketing sales primarily generate the revenue in the VPBM segment. Segment performance is evaluated using segment profit (loss). Information reported internally for performance assessment for the three and six months ended June 30, 2010 and 2009 follows:

	Three Months Ended
	June 30, 2010
				Total
			Eliminations	Segments
			and	(Consolidated
	Banking	VPBM	Adjustments[1]	Total)
Results of Operations:
Total interest income	$27,585	$635	$(508)	$27,712
Total interest expense	(11,201)	(509)	445	(11,265)
Provision for loan losses	(1,873)	(15)	—	(1,888)

Net interest income after provision for loan losses	14,511	111	(63)	14,559
Other revenue	4,894	1	109	5,004
Net gain (loss) on sale of loans	(311)	3,476	—	3,165
Total non-interest expense	(14,156)	(3,780)	(66)	(18,002)

Income (loss) before income tax (expense) benefit	4,938	(192)	(20)	4,726
Income tax (expense) benefit	(1,642)	61	51	(1,530)

Net income (loss)	$3,296	$(131)	$31	$3,196

Segment assets	$2,762,090	$63,479	$(61,108)	$2,764,461
Noncash items:
Net gain (loss) on sale of loans	(311)	3,476	—	3,165
Depreciation	(710)	(74)	—	(784)
Provision for loan losses	(1,873)	(15)	—	(1,888)

	Three Months Ended
	June 30, 2009
				Total
			Eliminations	Segments
			and	(Consolidated
	Banking	VPBM	Adjustments[1]	Total)
Results of Operations:
Total interest income	$27,738	$656	$(1,085)	$27,309
Total interest expense	(12,591)	(402)	499	(12,494)
Provision for loan losses	(1,494)	—	—	(1,494)

Net interest income after provision for loan losses	13,653	254	(586)	13,321
Other revenue	7,693	—	(35)	7,658
Net gain (loss) on sale of loans	(687)	5,479	539	5,331
Impairment of collateralized debt obligations	(11,781)	—	—	(11,781)
Total non-interest expense	(14,674)	(4,668)	(609)	(19,951)

Income (loss) before income tax (expense) benefit	(5,796)	1,065	(691)	(5,422)
Income tax (expense) benefit	1,971	(382)	2	1,591

Net income (loss)	$(3,825)	$683	$(689)	$(3,831)

Segment assets	$2,289,866	$55,519	$(57,345)	$2,288,040
Noncash items:
Net gain (loss) on sale of loans	(687)	5,479	539	5,331
Depreciation	(878)	(50)	—	(928)
Provision for loan losses	(1,494)	—	—	(1,494)

[1]	Includes eliminating entries for intercompany transactions and stand-alone expenses of the Company

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

	Six Months Ended
	June 30, 2010
				Total
			Eliminations	Segments
			and	(Consolidated
	Banking	VPBM	Adjustments[1]	Total)
Results of Operations:
Total interest income	$53,737	$1,048	$(817)	$53,968
Total interest expense	(22,257)	(818)	693	(22,382)
Provision for loan losses	(2,977)	(57)	—	(3,034)

Net interest income after provision for loan losses	28,503	173	(124)	28,552
Other revenue	9,429	—	476	9,905
Net gain (loss) on sale of loans	(467)	6,287	—	5,820
Total non-interest expense	(28,154)	(7,230)	(177)	(35,561)

Income (loss) before income tax (expense) benefit	9,311	(770)	175	8,716
Income tax (expense) benefit	(3,186)	255	116	(2,815)

Net income (loss)	$6,125	$(515)	$291	$5,901

Segment assets	$2,762,090	$63,479	$(61,108)	$2,764,461
Noncash items:
Net gain (loss) on sale of loans	(467)	6,287	—	5,820
Depreciation	(1,417)	(141)	—	(1,558)
Provision for loan losses	(2,977)	(57)	—	(3,034)

	Six Months Ended
	June 30, 2009
				Total
			Eliminations	Segments
			and	(Consolidated
	Banking	VPBM	Adjustments[1]	Total)
Results of Operations:
Total interest income	$55,371	$1,163	$(1,714)	$54,820
Total interest expense	(25,741)	(771)	967	(25,545)
Provision for loan losses	(2,936)	—	—	(2,936)

Net interest income after provision for loan losses	26,694	392	(747)	26,339
Other revenue	11,908	—	(62)	11,846
Net gain (loss) on sale of loans	(687)	9,724	—	9,037
Impairment of collateralized debt obligations	(12,246)	—	—	(12,246)
Total non-interest expense	(29,818)	(8,643)	(109)	(38,570)

Income (loss) before income tax (expense) benefit	(4,149)	1,473	(918)	(3,594)
Income tax (expense) benefit	1,544	(529)	(8)	1,007

Net income (loss)	$(2,605)	$944	$(926)	$(2,587)

Segment assets	$2,289,866	$55,519	$(57,345)	$2,288,040
Noncash items:
Net gain (loss) on sale of loans	(687)	9,724	—	9,037
Depreciation	(1,826)	(110)	—	(1,936)
Provision for loan losses	(2,936)	—	—	(2,936)

[1]	Includes eliminating entries for intercompany transactions and stand-alone expenses of the Company

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
12. Subsequent Events
On July 6, 2010, the Company completed its conversion from the mutual holding company structure and related public stock offering and is now a stock form holding company that is wholly owned by public shareholders. ViewPoint Financial Group, Inc., the newly formed holding company of the Bank, sold a total of 19,857,337 shares of common stock in the offering at a purchase price of $10.00 per share, including 1,588,587 shares purchased by the ViewPoint Bank Employee Stock Ownership Plan. The offering resulted in proceeds of $198,573, which includes ESOP proceeds of $15,886. In addition, all outstanding shares of ViewPoint Financial Group common stock (other than those owned by the MHC) were converted into the right to receive 1.40 shares of ViewPoint Financial Group, Inc. common stock. Cash in lieu of fractional shares was paid at a rate of $10.00 per share. The shares of common stock sold in the offering and issued in the exchange began trading on the NASDAQ Global Select Market on July 7, 2010 under the symbol VPFGD for a period of 20 trading days. Thereafter, the trading symbol will be VPFG. As a result of the conversion and offering, ViewPoint Financial Group, Inc. became the holding company for the Bank, and the MHC and the existing ViewPoint Financial Group ceased to exist. Reorganization and offering costs totaling $1,121 were deferred and will be deducted from the proceeds. We estimate that we will net against proceeds an additional $6,570 in reorganization costs that had not yet been recorded at June 30, 2010.
ViewPoint Financial Group, Inc. will retain 42% of the net proceeds, 50% of the net proceeds will be distributed to the Bank, and 8% of the proceeds will be used to fund the loan to the ESOP plan. ViewPoint Financial Group, Inc. may use the proceeds it retains from the offering to pay cash dividends to shareholders; to invest in securities; and for other general corporate purposes. Under current OTS regulations, we may not repurchase shares of our common stock during the first year following the completion of the conversion, except to fund certain share-based plans, or, with prior regulatory approval, when extraordinary circumstances exist.
The Bank may use its net proceeds it receives from the offering to support internal growth through lending in the communities we serve; to improve our capital position; to finance the acquisition of branches from other financial institutions or build or lease new branch facilities; to enhance existing products and services and support the development of new products and services; to invest in securities; to finance the acquisition of financial institutions or other financial service companies; and for other general corporate purposes. We do not currently have any agreements or understandings regarding any specific acquisition transactions.
In future filings, prior period and per share amounts will be adjusted to give retroactive recognition of the share exchange ratio applied in the conversion. On a pro-forma basis, basic and diluted earnings per share for the three and six month periods ended June 30, 2010, would have been $0.10 and $0.18, respectively.
13. Recent Accounting Developments
In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-13, Compensation- Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of a Market in Which the Underlying Equity Security Trades. This ASU clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s securities trades should not be considered to contain a condition that is not a market, performance or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. The adoption of this ASU did not have a significant impact on the Company’s financial statements.
In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This ASU codifies the consensus reached in EITF Issue No. 08-9, Milestone Method of Revenue Recognition. The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The adoption of this ASU did not have a significant impact on the Company’s financial statements.
In April 2010, the FASB issued ASU No. 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset. This ASU codifies the consensus reached in EITF Issue No. 09-I, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” The amendments to the FASB Accounting Standards Codification™ (Codification) provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40. The adoption of this ASU did not have a significant impact on the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Private Securities Litigation Reform Act Safe Harbor Statement
When used in filings by the Company with the Securities and Exchange Commission (the “SEC”) in the Company’s press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “intends” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions, legislative changes, changes in policies by regulatory agencies, fluctuations in interest rates, the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses, the Company’s ability to access cost-effective funding, fluctuations in real estate values and both residential and commercial real estate market conditions, demand for loans and deposits in the Company’s market area, competition, changes in management’s business strategies and other factors set forth under Risk Factors in the Company’s Annual Report on Form 10-K and in Item 1.A of this Form 10-Q, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to advise readers that the factors listed above could materially affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.
The Company does not undertake — and specifically declines any obligation — to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
Overview
On July 6, 2010, the Company completed its conversion from the mutual holding company structure and related public stock offering. As a result of the conversion and offering, ViewPoint Financial Group, Inc., a newly formed stock corporation, became the holding company for the Bank, and the MHC and the Company ceased to exist. All outstanding shares of Company common stock (other than those owned by the MHC) were converted into the right to receive 1.40 shares of ViewPoint Financial Group, Inc. common stock. The Company is subject to regulation by the Office of Thrift Supervision (“OTS”). The Company has no significant assets or liabilities other than all of the outstanding shares of common stock of the Bank, its loan to the ViewPoint Bank Employee Stock Ownership Plan, liquid assets and certain borrowings.
Our principal business consists of attracting retail deposits from the general public and the business community and investing those funds, along with borrowed funds, in permanent loans secured by first and second mortgages on owner-occupied, one- to four-family residences and commercial real estate, as well as in secured and unsecured commercial non-mortgage and consumer loans. Additionally, we have an active program with mortgage banking companies that allows them to close one- to four-family real estate loans in their own name and temporarily finance their inventory of these closed loans until the loans are sold to investors approved by the Company (the “Warehouse Purchase Program”). We also offer brokerage services for the purchase and sale of non-deposit investment and insurance products through a third party brokerage arrangement.
Our operating revenues are derived principally from earnings on interest earning assets, service charges and fees, and gains on the sale of loans. Our primary sources of funds are deposits, FHLB advances and other borrowings, and payments received on loans and securities. We offer a variety of deposit accounts that provide a wide range of interest rates and terms, generally including savings, money market, term certificate and demand accounts.
At June 30, 2010, the Company operated 23 community bank offices in the Dallas/Fort Worth Metroplex and 16 loan production offices. In 2010, we opened a mortgage loan production office in the Tulsa, Oklahoma area.
Performance Highlights
•
Shareholders and depositors approved plan of conversion and reorganization: In June 2010, the Company’s shareholders and the Bank’s depositors approved the plan of conversion and reorganization, and the conversion and offering was completed on July 6, 2010.

•
EPS of $0.13 the highest since becoming public company: Basic and diluted quarterly earnings per share of $0.13, up $0.29 from the same period last year and highest quarterly EPS since becoming a public company in 2006.

•	NPA ratio below 1.00%: Our non-performing assets to total assets ratio was 0.85% at June 30, 2010, outperforming the SNL Bank and Thrift industry index of 2.72%.
•	Net charge-offs declined by 50%: Net charge-offs for the three months ended June 30, 2010, decreased $494,000, or 49.6%, from the same period last year.
•	Continued loan growth: Warehouse Purchase Program and commercial non-mortgage loans helped gross loans (including loans held for sale) increase by $161.1 million, or 11.0%, from December 31, 2009.
•	Deposit growth of $152.4 million: Deposits increased by $152.4 million, or 8.5%, from December 31, 2009, primarily due to growth of $123.1 million in interest bearing demand accounts.
Critical Accounting Policies
Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses and other-than-temporary impairments in our securities portfolio.
Allowance for Loan Loss. The allowance for loan losses and related provision expense are susceptible to change if the credit quality of our loan portfolio changes, which is evidenced by many factors including charge-offs and non-performing loan trends. Generally, one- to four-family residential real estate lending has a lower credit risk profile compared to consumer lending (such as automobile or personal line of credit loans). Commercial real estate and non-mortgage lending, however, have higher credit risk profiles than consumer and one- to four- family residential real estate loans due to these loans being larger in amount and non-homogenous in structure and term. Changes in economic conditions, the mix and size of the loan portfolio and individual borrower conditions can dramatically impact our level of allowance for loan losses in relatively short periods of time. Management believes that the allowance for loan losses is maintained at a level that represents our best estimate of credit losses in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, our banking regulators periodically review our allowance for loan losses. These entities may require us to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their review.
Management evaluates current information and events regarding a borrower’s ability to repay its obligations and considers a loan to be impaired when the ultimate collectability of amounts due, according to the contractual terms of the loan agreement, is in doubt. If an impaired loan is collateral-dependent, the fair value of the collateral, less the cost to acquire and sell, is used to determine the amount of impairment. The amount of the impairment can be adjusted, based on current data, until such time as the actual basis is established by acquisition of the collateral. Impairment losses are reflected in the allowance for loan losses through a charge to the provision for loan losses. Subsequent recoveries are credited to the allowance for loan losses. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied first to principal and then to interest income.
Other-than-Temporary Impairments. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis and more frequently when economic, market, or security specific concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. The Company conducts regular reviews of the bond agency ratings of securities and considers whether the securities were issued by or have principal and interest payments guaranteed by the federal government or its agencies. These reviews focus on the underlying rating of the issuer and also include the insurance rating of securities that have an insurance component. The ratings and financial condition of the issuers is monitored, as well as the financial condition and ratings of the insurers.
For periods in which other-than-temporary impairment of a debt security is recognized, the credit portion of the amount is determined by subtracting the present value of the stream of estimated cash flows as calculated in a discounted cash flow model and discounted at book yield from the prior period’s ending carrying value. The non-credit portion of the amount is determined by subtracting the credit portion of the impairment from the difference between the book value and fair value of the security. The credit related portion of the impairments is charged against income and the non-credit related portion is charged to equity as a component of other comprehensive income.

Business Strategy
Our principal objective is to remain an independent, community-oriented financial institution serving customers in our primary market area. Our Board of Directors has sought to accomplish this objective through the adoption of a strategy designed to maintain profitability, a strong capital position and high asset quality. This strategy primarily involves:
•	Continuing the growth and diversification of our loan portfolio.
During the past five years, we have successfully transitioned our lending activities from a predominantly consumer-driven model to become a more diversified consumer and business lender by emphasizing three key lending initiatives: our Warehouse Purchase Program, through which we fund third party mortgage bankers; residential mortgage lending through our own mortgage banking company; and commercial real estate lending. Additionally, we will seek to diversify our loan portfolio by increasing secured commercial and industrial lending to small to mid-size businesses in our market area. Loan diversification improves our earnings because commercial real estate and commercial and industrial loans generally have higher interest rates than residential mortgage loans. Another benefit of commercial lending is that it improves the sensitivity of our interest earning assets because commercial loans typically have shorter terms than residential mortgage loans and have variable interest rates.
•	Maintaining our historically high level of asset quality.
We believe that strong asset quality is a key to long-term financial success. We have sought to maintain a high level of asset quality and moderate credit risk by strictly adhering to our strong lending policies, as evidenced by historical low charge-off ratios and non-performing assets. Although we intend to continue our efforts to grow our loan portfolio, including through commercial real estate and business lending, we intend to continue our philosophy of managing credit exposures through our conservative approach to lending.
•	Capturing our customers’ full relationship.
We offer a wide range of products and services that provide diversification of revenue sources and solidify our relationship with our customers. We focus on core retail and business deposits, including savings and checking accounts, that lead to long-term customer retention. Our Absolute Checking account product, which offers a higher rate of interest when electronic transaction volume and other requirements are satisfied, provides cost savings and drives fee revenue while providing what we believe to be a stable customer relationship. As part of our commercial lending process we cross-sell the entire business banking relationship, including non-interest bearing deposits and business banking products, such as online cash management, treasury management, wires, and direct deposit /payment processing.
•	Expanding our reach.
In addition to deepening our relationships with existing customers, we intend to expand our business to new customers by leveraging our well-established involvement in the community and by selectively emphasizing products and services designed to meet their banking needs. We also intend to continue to pursue expansion in our market area by growing our branch network. We may also consider the acquisition of other financial institutions or branches of other banks in or contiguous to our market area, although currently no specific transactions are planned.

Comparison of Financial Condition at June 30, 2010, and December 31, 2009
General. Total assets increased by $385.0 million, or 16.2%, to $2.76 billion at June 30, 2010, from $2.38 billion at December 31, 2009. The rise in total assets was primarily due to a $163.4 million increase in loans held for sale, a $117.8 million increase in securities available for sale and a $79.0 million increase in interest bearing deposits in other financial institutions. Asset growth was funded by a $152.4 million increase in deposits and a $132.3 million increase in FHLB advances.
Loans. Gross loans (including $504.9 million in mortgage loans held for sale) increased by $161.1 million, or 11.0%, from $1.46 billion at December 31, 2009 to $1.62 billion at June 30, 2010.

	June 30,	December 31,	Dollar	Percent
	2010	2009	Change	Change
	(Dollars in thousands)
Real estate loans:
One- to four- family	$397,792	$420,934	$(23,142)	(5.5%)
Commercial	480,553	453,604	26,949	5.9
Home equity	112,469	117,139	(4,670)	(4.0)
Construction	10,014	7,074	2,940	41.6
Loans held for sale	504,858	341,431	163,427	47.9

Total real estate loans	1,505,686	1,340,182	165,504	12.3

Other loans:
Consumer loans:
Automobile indirect	4,558	10,711	(6,153)	(57.4)
Automobile direct	48,681	57,186	(8,505)	(14.9)
Other secured	12,460	12,217	243	2.0
Lines of credit/unsecured	14,859	14,781	78	0.5

Total consumer loans	80,558	94,895	(14,337)	(15.1)

Commercial non-mortgage	37,958	27,983	9,975	35.6

Total loans	$1,624,202	$1,463,060	$161,142	11.0%

Mortgage loans held for sale increased $163.4 million, or 47.9% from December 31, 2009, and consisted of $455.6 million of Warehouse Purchase Program loans purchased for sale under our standard loan participation agreement and $49.3 million of loans originated for sale by our mortgage banking subsidiary, VPBM. Our Warehouse Purchase Program enables our mortgage banking company customers to close conforming one- to four-family real estate loans in their own name and temporarily finance their inventory of these closed loans until the loans are sold to investors approved by the Company. The Warehouse Purchase Program had 24 clients with approved maximum borrowing amounts ranging from $15.0 million to $30.0 million at June 30, 2010. During the second quarter of 2010, the average outstanding balance per client was $14.5 million. The Warehouse Purchase Program generated $634,000 in fee income for the quarter ended June 30, 2010, and also produced interest income of $4.0 million, which was an increase of $1.7 million from the quarter ended June 30, 2009. For the six months ended June 30, 2010, the Warehouse Purchase Program generated $1.2 million in fee income and $6.9 million in interest income.
VPBM originated $126.6 million in one-to four-family mortgage loans during the three months ended June 30, 2010, and sold $92.4 million to investors, generating a net gain on sale of loans of $3.2 million. Also, $9.8 million in VPBM-originated loans were retained in our portfolio. One- to four- family mortgage loans held in portfolio declined by $23.1 million, or 5.5%, from December 31, 2009. Since we added fewer loans to our portfolio, paydowns exceeded new loans added to the portfolio. For asset/liability and interest rate risk management, the Company follows guidelines set forth by the Company’s Asset/Liability Management Committee to determine whether to keep loans in portfolio or sell them with a servicing release premium. The Company evaluates price, yield and duration, and credit when determining the amount of loans sold or retained.

Commercial real estate loans increased by $26.9 million, or 5.9%, from December 31, 2009. Our commercial real estate portfolio consists almost exclusively of loans secured by existing, multi-tenanted commercial buildings. 89% of our commercial real estate loan balances are secured by properties located in Texas, a market that has not experienced the same economic pressures currently being experienced in other geographic areas. The below table illustrates the geographic concentration of our commercial real estate portfolio at June 30, 2010:

Texas	89%
Oklahoma	4
Louisiana	2
California	2
Illinois	2
Other*	1

100%

*	Other consists of Arizona, Georgia, New Mexico, Nevada, Oregon and Washington
Consumer loans, including direct and indirect automobile, other secured installment loans, and unsecured lines of credit, decreased by $14.3 million, or 15.1%, from December 31, 2009. We have continued to reduce our emphasis on direct automobile lending, and eliminated indirect automobile lending, and are focused on originating residential and commercial loans. Nevertheless, we remain committed to meeting all of the banking needs of our customers, which includes offering them competitive consumer lending products.
At June 30, 2010, 67.7% of the loans in our loan portfolio, excluding loans held for sale, had a fixed rate. Of the $504.9 million of loans held for sale at June 30, 2010, $455.6 million are Warehouse Purchase Program loans that have a yield that is based on the daily LIBOR, with a floor of 2.50% per annum, plus a margin rate. The margin rate ranges between 2.00% and 2.75% per annum, which results in an effective minimum total rate for Warehouse Purchase Program loans of 4.50%.
ViewPoint Bankers Mortgage. At June 30, 2010, VPBM had total assets of $63.5 million, which primarily consisted of $49.3 million in one- to four- family mortgage loans held for sale. VPBM operated at a net loss of $131,000 for the three months ended June 30, 2010 compared to net income of $683,000 for the three months ended June 30, 2009, as production declined from $227.0 million in the second quarter of 2009 to $126.6 million in the second quarter of 2010. The decline in production was largely attributable to a reduction in refinance originations of 73% compared to the same time period in 2009. For the six months ended June 30, 2010, VPBM had a net loss of $515,000, compared to net income of $944,000 for the six months ended June 30, 2009. VPBM operates 14 loan production offices in Texas and one loan production office in Oklahoma and has 123 employees.
Allowance for Loan Losses. The allowance for loan losses is maintained to cover losses that can be estimated in accordance with U.S. generally accepted accounting principles. It is our estimate of credit losses in our loan portfolio. Our methodology for analyzing the allowance for loan losses consists of general and specific components.
For the general component, we stratify the loan portfolio into homogeneous groups of loans that possess similar loss potential characteristics and apply a loss ratio to these groups of loans to estimate the credit losses in the loan portfolio. We use both historical loss ratios and qualitative loss factors assigned to major loan collateral types to establish loss allocations. The historical loss ratio is generally defined as an average percentage of net annual loan losses to loans outstanding. Qualitative loss factors are based on management’s judgment of company-specific data and external economic indicators and how this information could impact the Company’s specific loan portfolios. The Allowance for Loan Loss Committee sets and adjusts qualitative loss factors by reviewing changes in loan composition and the seasonality of specific portfolios. The Committee also considers credit quality and trends relating to delinquency, non-performing and/or classified loans and bankruptcy within the Company’s loan portfolio when evaluating qualitative loss factors. Additionally, the Committee adjusts qualitative factors to account for the potential impact of external economic factors, including the unemployment rate and housing price and inventory levels specific to our primary market area.
For the specific component, the allowance for loan losses on individually analyzed loans includes commercial non-mortgage and one- to four-family and commercial real estate loans where management has concerns about the borrower’s ability to repay. Loss estimates include the negative difference, if any, between the current fair value of the collateral or the discounted cash flow and the loan amount due.

We are focused on maintaining our asset quality by applying strong underwriting guidelines to all loans we originate. Substantially all of our residential real estate loans are full-documentation, standard “A” type products. We do not offer any sub-prime loan products.
Delinquent Loans. The following table sets forth our loan delinquencies at June 30, 2010.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Loans Delinquent 60 Days or More
			Percent of			Percent of			Percent of
			Loan			Loan			Loan
	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
	(Dollars in thousands)
Real estate loans:
One- to four- family	11	$1,714	0.43%	22	$3,137	0.79%	33	$4,851	1.22%
Commercial	—	—	—	3	7,927	1.65	3	7,927	1.65
Home equity	2	24	0.02	5	288	0.26	7	312	0.28

Total real estate loans	13	1,738	0.17	30	11,352	1.13	43	13,090	1.30

Other loans:
Consumer loans:
Automobile indirect	5	22	0.48	16	103	2.26	21	125	2.74
Automobile direct	2	4	0.01	10	59	0.12	12	63	0.13
Other secured	—	—	—	1	3	0.02	1	3	0.02
Lines of credit/unsecured	8	28	0.19	11	90	0.61	19	118	0.80

Total consumer loans	15	54	0.07	38	255	0.32	53	309	0.39

Commercial non-mortgage	2	56	0.15	2	87	0.23	4	143	0.38

Total loans	30	$1,848	0.17%	70	$11,694	1.04%	100	$13,542	1.21%

Impaired loans as defined in ASC 310-10 were as follows:

	June 30, 2010	December 31, 2009
	(In Thousands)
Period-end loans with no allocated allowance for loan losses	$7,008	$8,240
Period-end loans with allocated allowance for loan losses	12,080	4,352

Total	$19,088	$12,592

Amount of the allowance for loan losses allocated to impaired loans at period-end	$1,281	$738

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In Thousands)
Average balance of impaired loans during the period	$13,993	$7,242	$13,453	$6,411
Non-performing loans were as follows:

	June 30, 2010	December 31, 2009
	(In Thousands)
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	15,817	11,675
Troubled debt restructurings	3,271	978

Total	$19,088	$12,653

At June 30, 2010, nonaccrual loans consisted of the following loan types:

	Amount	Percent of Total
	(In Thousands)
Real estate loans:
One- to four-family	$4,266	26.96%
Commercial real estate	10,641	67.28
Home equity	335	2.12

Total real estate loans	15,242	96.36

Automobile indirect loans	103	0.65
Automobile direct loans	68	0.43
Commercial non-mortgage loans	311	1.97
Consumer secured loans	3	0.02
Consumer lines of credit and unsecured loans	90	0.57

Total non-real estate loans	575	3.64

Total nonaccrual loans	$15,817	100.00%

At June 30, 2010, troubled debt restructurings consisted of the following loan types:

	Amount	Percent of Total
	(In Thousands)
Real estate loans:
One- to four-family	$237	7.25%
Commercial real estate	2,874	87.86
Home equity	—	—

Total real estate loans	3,111	95.11

Automobile indirect loans	14	0.43
Automobile direct loans	55	1.68
Commercial non-mortgage loans	66	2.02
Consumer secured loans	—	—
Consumer lines of credit and unsecured loans	25	0.76

Total non-real estate loans	160	4.89

Total troubled debt restructurings	$3,271	100.00%

At June 30, 2010, $4.5 million of additional loans considered to be troubled debt restructurings were classified as nonaccrual, including $3.8 million in commercial real estate loans.
At June 30, 2010, foreclosed assets consisted of the following collateral types:

	Amount	Percent of Total
	(In Thousands)
One- to four- family real estate	$2,123	47.86%
Commercial real estate	2,313	52.14
Automobile indirect	—	—
Automobile direct	—	—

Total foreclosed assets	$4,436	100.00%

Our non-performing loans, which consist of nonaccrual loans and troubled debt restructurings, include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Troubled debt restructurings, which are accounted for under ASC 310-40, are loans that have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. These modifications to loan terms may include a lower interest rate, a reduction in principal, or an extended term to maturity.

The percentage of non-performing loans to total loans at June 30, 2010, was 1.71%, compared to 1.13% at December 31, 2009. Non-performing loans increased by $6.4 million, from $12.7 million at December 31, 2009, to $19.1 million at June 30, 2010. The increase in non-performing loans was primarily due to the addition of three commercial real estate loans totaling $8.1 million that were placed on nonaccrual. The first loan for $6.1 million is collateralized by three office buildings in Humble, Texas, a suburb of Houston. The borrower is experiencing financial difficulties and was 90 days delinquent at June 30, 2010. A $419,000 specific valuation allowance has been set aside for this loan. The second loan for $864,000 is collateralized by an office/flex building located in Irving, Texas, a suburb of Dallas. The loan matured in April 2010. It was initially extended for two months to facilitate a long term modification, which will extend the term an additional 34 months. The modification requires that the borrower execute a note at the date of sale should the proceeds not be adequate to make the net proceeds/additional interest payment. A $63,000 specific valuation allowance has been reserved for this loan based on the decline in value based on a current appraisal. The loan is performing under the new agreement. The third loan is a $1.1 million loan participation collateralized by an office building in Temecula, California. The property experienced some financial difficulties, so the lender group worked with the borrower to modify the loan structure. The modified structure reduced the payments to interest only at a reduced rate that increases each year until an ARM adjustment due to occur in 2013. The modification also instituted enhanced reporting requirements and allows the lender group to revert to amortization if the property’s performance allows prior to the ARM adjustment. After the adjustment, the loan is scheduled to resume amortization. A $12,000 specific valuation allowance has been reserved for this loan based on a discounted cash flow analysis.
The commercial real estate nonaccrual loans consist of six loans, including the three new loans discussed above. Of the six loans, four have been restructured and one represents a refinance of a former other real estate owned property. The first loan is a $907,000 loan participation that is collateralized by a hotel property in San Luis Obispo, California experiencing financial difficulties. This loan is a troubled debt restructuring and is rated “substandard.” This loan matured in 2009 and has since been modified or extended on a short-term basis by the servicer several times in 2009 and once in 2010 to provide time to negotiate a long-term modification that is currently pending. The interim extensions have been structured as interest only. A $156,000 specific valuation allowance has been reserved for this loan based on a current appraisal. At June 30, 2010, this loan was 90 days delinquent under the restructured terms. The second loan, a participation with an outstanding balance of $901,000, was reported as a troubled debt restructuring at December 31, 2008, and was moved into nonaccrual status in 2009. The loan defaulted at maturity in November 2008 and is currently in the process of foreclosure, which has been slowed due to the borrower’s filing for Chapter 11 bankruptcy. A $238,000 specific valuation allowance has been set aside for this loan, which is secured by two office buildings located in Portland, Oregon and is rated “doubtful.” At June 30, 2010, this loan was over 90 days delinquent under the restructured terms. The third loan is a $730,000 participation collateralized by an outlet mall located in Gainesville, Texas that was previously other real estate owned. The property was sold in January with seller financing provided through the lender group. The loan is considered substandard due to its inability to service the debt at the time of sale. It is currently performing. One commercial real estate loan classified as a troubled debt restructured loan was moved out of nonaccrual status in March 2010, after performing in accordance with its restructured terms for more than six months. The loan, with a net outstanding balance of $2.9 million, has paid as agreed and remains current under the restructured terms. It is collateralized by three office buildings located in Dallas, Texas. The loan was initially extended for a period of three months to allow for negotiation of a long term modification, then was extended an additional 33 months in August 2009. This loan represents an interest-only note with a cash flow recapture feature that is measured annually. Based on a current analysis, there is no anticipated loss for this loan and no specific valuation allowance required.
At June 30, 2010, we had five commercial real estate loans totaling $6.7 million in troubled debt restructurings. These loans received term extensions and were converted from amortizing to interest only. $4.8 million of these loans are current, while $1.8 million, discussed above, is not performing and in the process of foreclosure.
At June 30, 2010, we had six one-to four-family real estate loans totaling $750,000 in troubled debt restructurings which contained term and rate concessions as well as payment capitalization. $249,000 of these loans are current, while $501,000 are not performing under the agreed upon terms.
At June 30, 2010, we had three commercial non-mortgage loans totaling $289,000 in troubled debt restructurings which consisted of term and rate concessions and one loan for $36,000 was granted a payment forbearance of three months per SBA guidelines and is performing. All three loans are current.

Other Loans of Concern. The Company has other potential problem loans that are currently performing and do not meet the criteria for impairment, but where some concern exists. These possible credit problems may result in the future inclusion of these items in the non-performing asset categories. These loans consist of residential and commercial real estate and commercial non-mortgage loans that are classified as “watch” or “special mention”, meaning that these loans have potential weaknesses that deserve management’s close attention. These loans are not adversely classified according to regulatory classifications and do not expose the Company to sufficient risk to warrant adverse classification. These loans have been considered in management’s determination of our allowance for loan losses. Excluding the non-performing assets set forth in the table above, as of June 30, 2010, there was an aggregate of $21.5 million of these potential problem loans compared to $19.7 million as of December 31, 2009. Of the $21.5 million, eleven commercial real estate loans totaling $19.8 million were not delinquent at June 30, 2010, but are being monitored due to circumstances such as low occupancy rate, low debt service coverage or prior payment history problems.
Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities, considered by the OTS to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses of those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.
When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS and the FDIC, which may order the establishment of additional general or specific loss allowances. The Company’s classified assets and loss allowances reflect reviews by the OTS in 2009.
We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. The total amount classified represented 11.1% of our equity capital and 0.85% of our assets at June 30, 2010, compared to 7.9% of our equity capital and 0.68% of our assets at December 31, 2009. The aggregate amount of classified assets at the dates indicated was as follows:

	June 30, 2010	December 31, 2009
	(In Thousands)
Loss	$—	$—
Doubtful	3,494	4,153
Substandard	20,030	12,049

Total	$23,524	$16,202

Our allowance for loan losses at June 30, 2010, was $14.3 million, or 1.28% of gross loans, compared to $12.3 million, or 1.10% of gross loans, at December 31, 2009. The $2.0 million, or 16.29%, increase in our allowance for loan losses was primarily due to a higher level of non-performing loans. Allowance for loan loss to non-performing loans was 74.99% at June 30, 2010 compared to 97.29% as of December 31, 2009.
Securities. Our securities portfolio increased by $143.6 million, or 19.4%, to $882.4 million at June 30, 2010, from $738.8 million at December 31, 2009. The increase in our securities portfolio was primarily caused by deposit growth outpacing loan demand. There were $296.1 million of securities purchased and $152.4 million in maturities and paydowns. The purchases consisted of $239.3 million of securities deemed available for sale and $56.8 million of securities that were recorded as held to maturity. The classification of these purchased securities was determined in accordance with ASC 320-10. The available for sale securities purchased consisted of fixed rate agency collateralized mortgage obligations, adjustable rate government and agency mortgage-backed securities, floating rate agency collateralized mortgage obligations, and agency step-up bonds. The held to maturity securities purchased consisted of fixed rate agency mortgage-backed securities and collateralized mortgage obligations and municipal bonds. This mix was determined due to its strong cash flow characteristics in various interest rate environments.

Deposits. Total deposits increased by $152.4 million, or 8.5%, to $1.95 billion at June 30, 2010, from $1.80 billion at December 31, 2009.

	June 30,	December 31,	Dollar	Percent
	2010	2009	Change	Change
	(Dollars in thousands)
Non-interest bearing demand	$185,381	$193,581	$(8,200)	(4.2%)
Interest bearing demand	391,129	268,063	123,066	45.9
Savings	154,652	152,216	2,436	1.6
Money Market	568,004	549,619	18,385	3.3
Time	649,912	633,186	16,726	2.6

Total deposits	$1,949,078	$1,796,665	$152,413	8.5%

The increase in deposits was primarily attributable to a $123.1 million, or 45.9%, increase in interest bearing demand deposits, which was principally in our Absolute Checking product, which currently provides a 4.0% annual percentage yield on account balances up to $50,000 if certain conditions are met. These conditions include using direct deposit or online bill pay, receiving statements online and having at least 15 Visa Check Card transactions per month for purchases. Absolute Checking encourages relationship accounts with required electronic transactions that are intended to reduce the expense of maintaining this product. If the conditions described above are not met, the rate paid decreases to 0.04%. The year-to-date average rate paid on Absolute Checking accounts at June 30, 2010 was 2.83%. At June 30, 2010, 68% of Absolute Checking customers received online statements, compared to an average of 39% in other consumer checking accounts. Additionally, at June 30, 2010, Absolute Checking customers that represented new households generated 245 new loans totaling more than $8.5 million and 963 new deposit accounts for more than $32.5 million since inception of the product.
Money market deposits increased by $18.4 million, or 3.3%, due to a $9.5 million increase in consumer money market accounts, while non-interest bearing demand deposits decreased by $8.2 million, or 4.2%, as more consumers are choosing interest bearing accounts. Time deposits increased by $16.7 million, or 2.6%, due to an increase of $24.2 million in deposits from public funds. Public fund certificates totaled $343.6 million at June 30, 2010, and were pledged by securities with a market value of $380.5 million as of June 30, 2010.
Borrowings. Federal Home Loan Bank advances increased by $132.3 million, or 42.3%, from $312.5 million at December 31, 2009 to $444.8 million at June 30, 2010. The outstanding balance of Federal Home Loan Bank advances included $157.0 million in advances with maturities of seven days or less. These advances were part of a strategy to fund short term warehouse lending needs, were repaid at maturity and not replaced. At June 30, the Company was eligible to borrow an additional $430.2 million from the Federal Home Loan Bank. Additionally, the Company is eligible to borrow from the Federal Reserve Bank discount window and has two available federal funds lines of credit with other financial institutions totaling $66.0 million.
In addition to Federal Home Loan Bank advances, the Company has a $25.0 million repurchase agreement with Credit Suisse and four promissory notes for unsecured loans totaling $10.0 million obtained from local private investors. The Company has used the proceeds from these loans for general working capital and to support the growth of the Bank.
Other Liabilities. At June 30, 2010, the Company carried on its books an $85.6 million stock subscription payable. This payable held checks deposited for shares sold in the subscription and community offering while pending regulatory approval. The Company completed its conversion from the mutual holding company structure and related public stock offering on July 6, 2010.

Shareholders’ Equity. Total shareholders’ equity increased by $7.2 million, or 3.5%, from $205.7 million at December 31, 2009, to $212.9 million at June 30, 2010.

	June 30,	December 31,	Dollar	Percent
	2010	2009	Change	Change
	(Dollars in Thousands)
Common stock	$262	$262	$—	—%
Additional paid-in capital	119,393	118,297	1,096	0.9
Retained Earnings	116,015	111,188	4,827	4.3
Accumulated other comprehensive income	5,015	3,802	1,213	31.9
Unearned ESOP shares	(5,690)	(6,159)	469	7.6
Treasury stock	(22,115)	(21,708)	(407)	1.9

Total shareholders’ equity	$212,880	$205,682	$7,198	3.5%

This increase was primarily caused by net income for the six months ended June 30, 2010 of $5.9 million, which was partially offset by the payment of dividends totaling $.10 per share (not paid on shares held by the MHC) during the same time period, resulting in a $1.1 million reduction to retained earnings. During the six months ended June 30, 2010, the Company repurchased 25,634 shares of treasury stock, decreasing equity by $407,000. These shares were repurchased by the Company to satisfy the federal income tax liability on vested restricted stock granted to certain executives, board members and officers.
Comparison of Results of Operations for the Three Months Ended June 30, 2010 and 2009
General. Net income for the three months ended June 30, 2010 was $3.2 million, an increase of $7.0 million from the net loss of $3.8 million for the three months ended June 30, 2009. The net loss for the three months ended June 30, 2009, resulted from a $7.8 million (net of tax, using a tax rate of 34%) impairment charge on the Company’s collateralized debt obligations. These collateralized debt obligations were sold in June 2009, eliminating this type of investment from the Company’s books. Net income excluding this impairment charge for the three months ended June 30, 2009 was $3.9 million. The $748,000 decrease in net income in the June 30, 2010 period compared to June 30, 2009 results, excluding the 2009 impairment charge, was driven by lower non-interest income and higher provision for loan losses for the three months ended June 30, 2010, and was partially offset by higher net interest income and lower non-interest expense. Our basic and diluted earnings per share for the three months ended June 30, 2010 increased to $0.13 from a loss per share of $.16 for the three months ended June 30, 2009.
Interest Income. Interest income increased by $403,000, or 1.5%, from $27.3 million for the three months ended June 30, 2009, to $27.7 million for the three months ended June 30, 2010.

	Three Months Ended
	June 30,		Dollar	Percent
	2010	2009	Change	Change
	(Dollars in Thousands)
Interest and dividend income
Loans, including fees	$21,637	$21,224	$413	1.9%
Securities	5,931	5,913	18	0.3
Interest bearing deposits in other financial institutions	129	169	(40)	(23.7)
Federal Home Loan Bank stock	15	3	12	400.0

	$27,712	$27,309	$403	1.5%

This increase in interest income was primarily driven by a $413,000 increase in interest income on loans, as the average balance of our loan portfolio increased by $32.0 million for the three months ended June 30, 2010, compared to the same period last year, with the majority of the growth stemming from mortgage loans held for sale and commercial real estate. Additionally, for the three months ended June 30, 2010, we earned higher average yields on our commercial real estate, commercial non-mortgage and consumer portfolios. The increase in interest income on loans was partially offset by a $40,000 decline in interest earned on interest bearing deposits; although the average balance kept in these deposit accounts increased by $7.7 million for the three months ended June 30, 2010 compared to the same time last year, the average yield earned on these accounts declined by 28 basis points.
Overall, the yield on interest earning assets for the three months ended June 30, 2010 decreased by 56 basis points, from 5.16% for the three months ended June 30, 2009, to 4.60%; this decrease was primarily due to lower yields earned on mortgage-backed securities and collateralized mortgage obligations.

Interest Expense. Interest expense decreased by $1.2 million, or 9.8%, from $12.5 million for the three months ended June 30, 2009, to $11.3 million for the three months ended June 30, 2010.

	Three Months Ended
	June 30,		Dollar	Percent
	2010	2009	Change	Change
	(Dollars in Thousands)
Interest expense
Deposits	$7,889	$8,714	$(825)	(9.5%)
Federal Home Loan Bank advances	3,022	3,585	(563)	(15.7)
Repurchase agreement	204	195	9	4.6
Other borrowings	150	—	150	N/M

	$11,265	$12,494	$(1,229)	(9.8%)

This decrease was primarily caused by an $825,000, or 9.5%, decline in interest expense on deposits. While volume increased in interest bearing demand, savings and money market accounts, lower rates paid on our savings, money market and time accounts resulted in lower interest expense on deposits. Interest expense on Federal Home Loan Bank advances also experienced a decline of $563,000, or 15.7%, as the average rate paid on borrowings declined 45 basis points during the three months ended June 30, 2010, compared to the same time last year. The $150,000 of interest expense reflected as other borrowings is attributable to four promissory notes that were executed in October 2009 for unsecured loans totaling $10.0 million obtained from local private investors. The lenders are all members of the same family and long-time customers of the Bank. Each of the four promissory notes initially bears interest at 6% per annum, thereafter being adjusted quarterly to a rate equal to the national average 2-year jumbo CD rate plus 2%, with a floor of 6% and a ceiling of 9%. Overall, the cost of interest bearing liabilities decreased 57 basis points, from 2.71% for the three months ended June 30, 2009, to 2.14% for the three months ended June 30, 2010.
Net Interest Income. Net interest income increased by $1.6 million, or 11.0%, to $16.4 million for the three months ended June 30, 2010, from $14.8 million for the three months ended June 30, 2009. The net interest rate spread increased one basis point to 2.46% for the three months ended June 30, 2010, from 2.45% for the same period last year. The net interest margin decreased seven basis points to 2.73% for the three months ended June 30, 2010, from 2.80% for the three months ended June 30, 2009. The decrease in the net interest margin was primarily attributable to Warehouse Purchase Program loans with an average balance of $323.6 million for the three months ended June 30, 2010 that were added to our loan portfolio at an average rate of 4.90%. Additionally, we have purchased an increased amount of variable-rate securities over the past year, which we expect will better position us if we encounter a rising rate environment.
Analysis of Net Interest Income — Three Months Ended June 30, 2010 and 2009
Net interest income, the primary contributor to earnings, represents the difference between income on interest earning assets and expenses on interest bearing liabilities. Net interest income depends upon the volume of interest earning assets and interest bearing liabilities and the interest rates earned or paid on them.
Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, expressed both in dollars and rates. Also presented is the weighted average yield on interest earning assets, rates paid on interest bearing liabilities and the resultant spread. All average balances are daily average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended June 30,
	2010			2009
	Average			Average
	Outstanding	Interest		Outstanding	Interest
	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate
	(Dollars in thousands)
Interest earning assets:
One- to four- family real estate	$777,200	$10,249	5.27%	$707,355	$9,748	5.51%
Commercial real estate	463,679	7,769	6.70	430,765	7,072	6.57
Home equity	111,958	1,666	5.95	100,182	1,508	6.02
Consumer	83,209	1,305	6.27	120,899	1,824	6.03
Commercial non-mortgage	39,921	648	6.49	81,366	1,072	5.27
Less: deferred fees and allowance for loan loss	(14,044)	—	—	(10,643)	—	—

Loans receivable [1]	1,461,923	21,637	5.92	1,429,924	21,224	5.94
Agency mortgage-backed securities	468,461	3,248	2.77	262,906	2,881	4.38
Agency collateralized mortgage obligations	286,280	1,874	2.62	298,726	2,753	3.69
Investment securities	95,686	809	3.38	35,675	279	3.13
FHLB stock	15,235	15	0.39	15,266	3	0.08
Interest earning deposit accounts	82,157	129	0.63	74,415	169	0.91

Total interest earning assets	2,409,742	27,712	4.60	2,116,912	27,309	5.16

Non-interest earning assets	144,920			138,941

Total assets	$2,554,662			$2,255,853

Interest bearing liabilities:
Interest bearing demand	356,048	2,196	2.47	137,302	637	1.86
Savings and money market	723,929	2,470	1.36	667,376	3,014	1.81
Time	662,139	3,223	1.95	672,779	5,063	3.01
Borrowings	366,668	3,376	3.68	365,950	3,780	4.13

Total interest bearing liabilities	2,108,784	11,265	2.14	1,843,407	12,494	2.71

Non-interest bearing liabilities	228,891			217,543

Total liabilities	2,337,675			2,060,950

Total capital	216,987			194,903

Total liabilities and capital	$2,554,662			$2,255,853

Net interest income		$16,447			$14,815

Net interest rate spread			2.46%			2.45%

Net earning assets	$300,958			$273,505

Net interest margin			2.73%			2.80%

Average interest earning assets to average interest bearing liabilities	114.27%			114.84%

[1]
Calculated net of deferred fees, loan discounts, loans in process and allowance for loan losses. Includes loans held for sale. Construction loans have been included in the one- to four- family and commercial real estate line items, as appropriate.

Rate/Volume Analysis
The following schedule presents the dollar amount of changes in interest income and interest expense for major components of interest earning assets and interest bearing liabilities. It distinguishes between the changes related to outstanding balances and those due to changes in interest rates. The change in interest attributable to rate has been determined by applying the change in rate between periods to average balances outstanding in the prior period. The change in interest due to volume has been determined by applying the rate from the earlier period to the change in average balances outstanding between periods. Changes attributable to both rate and volume which cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Three Months Ended June 30,
	2010 versus 2009
	Increase (Decrease) Due to
			Total
			Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest earning assets:
One- to four- family real estate	$934	$(433)	$501
Commercial real estate	549	148	697
Home equity	175	(17)	158
Consumer	(589)	70	(519)
Commercial non-mortgage	(633)	209	(424)

Loans receivable	436	(23)	413
Agency mortgage-backed securities	1,690	(1,323)	367
Agency collateralized mortgage obligations	(111)	(768)	(879)
Investment securities	506	24	530
FHLB stock	—	12	12
Interest earning deposit accounts	16	(56)	(40)

Total interest earning assets	2,537	(2,134)	403

Interest bearing liabilities:
Interest bearing demand	1,292	267	1,559
Savings and money market	239	(783)	(544)
Time	(79)	(1,761)	(1,840)
Borrowings	7	(411)	(404)

Total interest bearing liabilities	1,459	(2,688)	(1,229)

Net interest income	$1,078	$554	$1,632

Provision for Loan Losses. We establish provisions for loan losses, which are charged to earnings, at a level required to reflect estimated credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and current factors.
The provision for loan losses was $1.9 million for the three months ended June 30, 2010, an increase of $394,000, or 26.4%, from $1.5 million for the same time last year. This increase was primarily due to a higher level of non-performing loans. This increase in the provision was partially offset by a decrease in net charge-offs of $493,000 over the same period last year and minimal loan growth. Net charge-offs for the three months ended June 30, 2010, totaled $503,000, a decrease of 49.5% from $996,000 for the three months ended June 30, 2009. Our resulting allowance for loan losses increased from $12.3 million, or 1.10% of gross loans, at December 31, 2009, to $14.3 million, or 1.28% of gross loans, at June 30, 2010.

Non-interest Income. Non-interest income increased by $7.0 million, from $1.2 million for the three months ended June 30, 2009, to $8.2 million for the three months ended June 30, 2010.

	Three Months Ended
	June 30,		Dollar	Percent
	2010	2009	Change	Change
	(Dollars in Thousands)
Non-interest income
Service charges and fees	$4,724	$4,852	$(128)	(2.6%)
Brokerage fees	109	64	45	70.3
Net gain on sale of loans	3,165	5,331	(2,166)	(40.6)
Loan servicing fees	61	48	13	27.1
Bank-owned life insurance income	112	178	(66)	(37.1)
Impairment of collateralized debt obligation (all credit)	—	(11,781)	11,781	N/M
Gain on sale of available for sale securities	—	2,377	(2,377)	N/M
Gain (loss) on sale of foreclosed assets	(198)	(111)	(87)	78.4
Gain (loss) on disposition of assets	(30)	(526)	496	N/M
Other	226	776	(550)	(70.9)

	$8,169	$1,208	$6,961	576.2%

The increase in non-interest income for the three months ended June 30, 2010 compared to the same period last year was primarily due to an $11.8 million impairment of collateralized debt obligations during the June 30, 2009 period, which were impaired to their fair value and sold in June 2009. This impairment charge was partially offset by $2.4 million in gain on the sale of 22 agency residential collateralized mortgage obligations and two agency residential mortgage-backed securities that occurred in June 2009. Net gain on sale of loans decreased by $2.2 million, or 40.6%, as VPBM sold $92.4 million in loans to outside investors during the three months ended June 30, 2010, compared to $218.1 million for the same period in 2009. The decrease in sales can be attributed to the lower volume of one- to four-family loan originations so far in 2010 compared to the refinance-driven volume experienced during the same prior year period. Non-interest income for the three months ended June 30, 2009 included losses of $486,000 on disposition of assets relating to the closure of most of our in-store banking centers as we transitioned away from limited service grocery store banking centers with no similar transactions in the June 30, 2010 period. Other non-interest income declined by $550,000 in the three months ended June 30, 2010 compared to the three months ended June 30, 2009, primarily due to fluctuations in the value of an equity investment in a community development-oriented venture capital fund.
Non-interest Expense. Non-interest expense decreased by $2.0 million, or 9.8%, from $20.0 million for the three months ended June 30, 2009, to $18.0 million for the three months ended June 30, 2010.

	Three Months Ended
	June 30,		Dollar	Percent
	2010	2009	Change	Change
	(Dollars in Thousands)
Non-interest expense
Salaries and employee benefits	$11,450	$12,109	$(659)	(5.4%)
Advertising	321	434	(113)	(26.0)
Occupancy and equipment	1,458	1,462	(4)	(0.3)
Outside professional services	454	502	(48)	(9.6)
Regulatory assessments	795	1,793	(998)	(55.7)
Data processing	1,043	1,038	5	0.5
Office operations	1,433	1,462	(29)	(2.0)
Deposit processing charges	185	228	(43)	(18.9)
Lending and collection	296	387	(91)	(23.5)
Other	567	536	31	5.8

	$18,002	$19,951	$(1,949)	(9.8%)

The decrease in non-interest expense was primarily attributable to a $998,000 decline in regulatory assessments. In the second quarter of 2009, we paid a $1.1 million FDIC special assessment, which was charged to all FDIC-insured banks at a rate of five basis points on a base of total assets less Tier One capital.

The $659,000 decrease in salaries and employee benefits was primarily attributable to $967,000 in lower variable incentives paid to VPBM staff as they closed $126.6 million of loans during the second quarter of 2010 compared to $227.0 million for the comparable period last year. This $100.4 million, or 44.2%, decline in production was a result of the heavy refinance volume experienced in 2009 that has not been repeated in 2010. Lower salary expenses incurred during the quarter helped to offset the $2.2 million decline in net gain on sale of loans. This decrease was partially offset by a $374,000 increase in the health insurance reserve expense, which was primarily due to increased health care claims.
Income Tax Expense. During the three months ended June 30, 2010, we recognized income tax expense of $1.5 million on our pre-tax income compared to an income tax benefit of $1.6 million for the three months ended June 30, 2009. This variance was due to the net loss incurred for the three months ended June 30, 2009.
Comparison of Results of Operations for the Six Months Ended June 30, 2010 and 2009
General. Net income for the six months ended June 30, 2010 was $5.9 million, an increase of $8.5 million from the net loss of $2.6 million for the six months ended June 30, 2009. The net loss for the 2009 period resulted from an $8.1 million (net of tax, using a tax rate of 34%) impairment charge on the Company’s collateralized debt obligations. These collateralized debt obligations were sold in June 2009, eliminating this type of investment from the Company’s books. Net income excluding this impairment charge for the six months ended June 30, 2009 was $5.5 million. The $406,000 increase in net income in the June 30, 2010 period compared to June 30, 2009 results, excluding the 2009 impairment charge, was driven by higher net interest income and lower non-interest expense and was partially offset by higher provision for loan losses and lower non-interest income. Our basic and diluted earnings per share for the six months ended June 30, 2010 increased to $0.24 from a loss per share of $.11 for the six months ended June 30, 2009.
Interest Income. Interest income decreased by $852,000, or 1.6%, from $54.8 million for the six months ended June 30, 2009, to $54.0 million for the six months ended June 30, 2010.

	Six Months Ended
	June 30,		Dollar	Percent
	2010	2009	Change	Change
	(Dollars in Thousands)
Interest and dividend income
Loans, including fees	$42,010	$41,962	$48	0.1%
Securities	11,649	12,627	(978)	(7.7)
Interest bearing deposits in other financial institutions	277	228	49	21.5
Federal Home Loan Bank stock	32	3	29	N/M

	$53,968	$54,820	$(852)	(1.6%)

This decrease in interest income was primarily driven by a $978,000, or 7.7%, decrease in the interest earned on securities. The decline primarily related to lower average yields earned on agency mortgage-backed securities and agency collateralized mortgage obligations, as adjustable rate securities within the portfolios and purchases of new securities reflected lower interest rates, particularly the LIBOR rate, in the current year as compared to the prior period. The average yield on agency collateralized mortgage obligations decreased from 3.80% for the six months ended June 30, 2009 to 2.23% for the six months ended June 30, 2010. Additionally, the average yield on agency mortgage-backed securities declined by 151 basis points for the same time period. A $156.3 million increase in the average balance of agency mortgage-backed securities partially offset the decline in interest income due to lower average yields.
Overall, the yield on interest earning assets for the six months ended June 30, 2010 decreased by 53 basis points, from 5.15% for the six months ended June 30, 2009, to 4.62%; this decrease was due to the lower yields earned on mortgage-backed securities and collateralized mortgage obligations.

Interest Expense. Interest expense decreased by $3.1 million, or 12.4%, from $25.5 million for the six months ended June 30, 2009, to $22.4 million for the six months ended June 30, 2010.

	Six Months Ended
	June 30,		Dollar	Percent
	2010	2009	Change	Change
	(Dollars in Thousands)
Interest expense
Deposits	$15,518	$17,859	$(2,341)	(13.1%)
Federal Home Loan Bank advances	6,161	7,361	(1,200)	(16.3)
Federal Reserve Bank advances	—	29	(29)	(100.0)
Repurchase agreement	405	296	109	36.8
Other borrowings	298	—	298	N/M

	$22,382	$25,545	$(3,163)	(12.4%)

This decrease was primarily caused by a $2.3 million, or 13.1%, decline in interest expense on deposits. While volume increased in interest bearing demand, savings and money market accounts, lower rates paid on our savings, money market and time accounts resulted in lower interest expense on deposits. Interest expense on Federal Home Loan Bank advances also declined by $1.2 million, or 16.3%, which was partially offset by an increase of $109,000 in interest expense on our $25.0 million repurchase agreement with Credit Suisse after the agreement repriced to 3.22% from 1.62% in April 2009 in accordance with its terms. The $298,000 of interest expense reflected as other borrowings is attributable to four promissory notes that were executed in October 2009 for unsecured loans totaling $10.0 million obtained from local private investors. The lenders are all members of the same family and long-time customers of the Bank. Each of the four promissory notes initially bears interest at 6% per annum, thereafter being adjusted quarterly to a rate equal to the national average 2-year jumbo CD rate plus 2%, with a floor of 6% and a ceiling of 9%. The average balance of borrowings decreased by $37.5 million, or 9.6%, from the six months ended June 30, 2009, while the average rate paid on borrowings decreased by five basis points. Overall, the cost of interest bearing liabilities decreased 59 basis points, from 2.78% for the six months ended June 30, 2009, to 2.19% for the six months ended June 30, 2010.
Net Interest Income. Net interest income increased by $2.3 million, or 7.9%, to $31.6 million for the six months ended June 30, 2010, from $29.3 million for the six months ended June 30, 2009. The net interest rate spread increased six basis points to 2.43% for the six months ended June 30, 2010, from 2.37% for the same period last year. The net interest margin decreased four basis points to 2.71% for the six months ended June 30, 2010, from 2.75% for the six months ended June 30, 2009. The decrease in the net interest margin was primarily attributable to Warehouse Purchase Program loans with an average balance of $282.1 million that were added to our loan portfolio at an average rate of 4.91%. Also, our average balance maintained in interest earning deposit accounts increased by $47.1 million during the six months ended June 30, 2010, compared to the same period this year. Additionally, we have purchased an increased amount of variable-rate securities over the past year, which we expect will better position us if we encounter a rising rate environment.
Analysis of Net Interest Income — Six Months Ended June 30, 2010 and 2009
Net interest income, the primary contributor to earnings, represents the difference between income on interest earning assets and expenses on interest bearing liabilities. Net interest income depends upon the volume of interest earning assets and interest bearing liabilities and the interest rates earned or paid on them.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, expressed both in dollars and rates. Also presented is the weighted average yield on interest earning assets, rates paid on interest bearing liabilities and the resultant spread. All average balances are daily average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	Six Months Ended June 30,
	2010			2009
	Average			Average
	Outstanding	Interest		Outstanding	Interest
	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate
	(Dollars in thousands)
Interest earning assets:
One- to four- family real estate	$735,125	$19,517	5.31%	$688,326	$18,916	5.50%
Commercial real estate	462,261	15,455	6.69	453,082	14,039	6.20
Home equity	107,543	3,239	6.02	100,444	3,026	6.03
Consumer	87,224	2,723	6.24	127,461	3,871	6.07
Commercial non-mortgage	34,628	1,076	6.21	86,008	2,110	4.91
Less: deferred fees and allowance for loan loss	(13,620)	—	—	(10,501)	—	—

Loans receivable [1]	1,413,161	42,010	5.95	1,444,820	41,962	5.81
Agency mortgage-backed securities	425,479	6,358	2.99	269,147	6,054	4.50
Agency collateralized mortgage obligations	328,070	3,658	2.23	308,545	5,858	3.80
Investment securities	55,376	1,633	5.90	40,333	715	3.55
FHLB stock	14,953	32	0.43	15,949	3	0.04
Interest earning deposit accounts	98,261	277	0.56	51,204	228	0.89

Total interest earning assets	2,335,300	53,968	4.62	2,129,998	54,820	5.15

Non-interest earning assets	141,437			116,136

Total assets	$2,476,737			$2,246,134

Interest bearing liabilities:
Interest bearing demand	320,055	3,805	2.38	120,842	1,045	1.73
Savings and money market	711,965	5,068	1.42	655,796	6,390	1.95
Time	659,614	6,645	2.01	667,599	10,424	3.12
Borrowings	354,502	6,864	3.87	392,051	7,686	3.92

Total interest bearing liabilities	2,046,136	22,382	2.19	1,836,288	25,545	2.78

Non-interest bearing liabilities	219,342			214,655

Total liabilities	2,265,478			2,050,943

Total capital	211,259			195,191

Total liabilities and capital	$2,476,737			$2,246,134

Net interest income		$31,586			$29,275

Net interest rate spread			2.43%			2.37%

Net earning assets	$289,164			$293,710

Net interest margin			2.71%			2.75%

Average interest earning assets to average interest bearing liabilities	114.13%			115.99%

[1]
Calculated net of deferred fees, loan discounts, loans in process and allowance for loan losses. Includes loans held for sale. Construction loans have been included in the one- to four- family and commercial real estate line items, as appropriate.

Rate/Volume Analysis
The following schedule presents the dollar amount of changes in interest income and interest expense for major components of interest earning assets and interest bearing liabilities. It distinguishes between the changes related to outstanding balances and those due to changes in interest rates. The change in interest attributable to rate has been determined by applying the change in rate between periods to average balances outstanding in the prior period. The change in interest due to volume has been determined by applying the rate from the earlier period to the change in average balances outstanding between periods. Changes attributable to both rate and volume which cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Six Months Ended June 30,
	2010 versus 2009
	Increase (Decrease) Due to
			Total
			Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest earning assets:
One- to four- family real estate	$1,257	$(656)	$601
Commercial real estate	289	1,127	1,416
Home equity	214	(1)	213
Consumer	(1,253)	105	(1,148)
Commercial non-mortgage	(1,493)	459	(1,034)

Loans receivable	(986)	1,034	48
Agency mortgage-backed securities	2,768	(2,464)	304
Agency collateralized mortgage obligations	350	(2,550)	(2,200)
Investment securities	330	588	918
FHLB stock	—	29	29
Interest earning deposit accounts	155	(106)	49

Total interest earning assets	2,617	(3,469)	(852)

Interest bearing liabilities:
Interest bearing demand	2,249	511	2,760
Savings and money market	512	(1,834)	(1,322)
Time	(123)	(3,656)	(3,779)
Borrowings	(728)	(94)	(822)

Total interest bearing liabilities	1,910	(5,073)	(3,163)

Net interest income	$707	$1,604	$2,311

Provision for Loan Losses. We establish provisions for loan losses, which are charged to earnings, at a level required to reflect estimated credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and current factors.
The provision for loan losses was $3.0 million for the six months ended June 30, 2010, an increase of $98,000, or 3.3%, from $2.9 million for the same time last year. This increase was primarily due to a higher level of non-performing loans. This increase in the provision was partially offset by a decrease in net charge-offs of $978,000 over the same period last year and minimal loan growth. Net charge-offs for the six months ended June 30, 2010, totaled $1.0 million, a decrease of 48.7% from $2.0 million for the six months ended June 30, 2009. Our resulting allowance for loan losses increased from $12.3 million, or 1.10% of gross loans, at December 31, 2009, to $14.3 million, or 1.28% of gross loans, at June 30, 2010.

Non-interest Income. Non-interest income increased by $7.1 million, or 82.1%, from $8.6 million for the six months ended June 30, 2009, to $15.7 million for the six months ended June 30, 2010.

	Six Months Ended
	June 30,		Dollar	Percent
	2010	2009	Change	Change
	(Dollars in Thousands)
Non-interest income
Service charges and fees	$9,144	$9,308	$(164)	(1.8%)
Brokerage fees	215	139	76	54.7
Net gain on sale of loans	5,820	9,037	(3,217)	(35.6)
Loan servicing fees	123	101	22	21.8
Bank-owned life insurance income	170	342	(172)	(50.3)
Valuation adjustment on mortgage servicing rights	90	(211)	301	N/M
Impairment of collateralized debt obligation (all credit)	—	(12,246)	12,246	N/M
Gain on sale of available for sale securities	—	2,377	(2,377)	N/M
Gain (loss) on sale of foreclosed assets	(311)	(276)	(35)	12.7
Gain (loss) on disposition of assets	(30)	(942)	912	N/M
Other	504	1,008	(504)	(50.0)

	$15,725	$8,637	$7,088	82.1%

The increase in non-interest income for the six months ended June 30, 2010 compared to the same period last year was primarily due to a $12.2 million impairment of collateralized debt obligations during the June 30, 2009 period, which were impaired to their fair value and sold in June 2009. This impairment charge was partially offset by $2.4 million in gain on the sale of 22 agency residential collateralized mortgage obligations and two agency residential mortgage-backed securities that occurred in June 2009. Net gain on sale of loans decreased by $3.2 million, or 35.6%, as VPBM sold $180.9 million in loans to outside investors during the six months ended June 30, 2010, compared to $360.5 million for the same period in 2009. The decrease in sales can be attributed to the lower volume of one- to four-family loan originations so far in 2010 compared to the refinance-driven volume experienced during the same prior year period.
Non-interest income for the six months ended June 30, 2009 included losses of $903,000 on disposition of assets relating to the closure of most of our in-store banking centers as we transitioned away from limited service grocery store banking centers with no similar transactions in the June 30, 2010 period. Also, non-interest income for the six months ended June 30, 2009 included a valuation adjustment of $211,000 to write down our mortgage servicing rights, which had a carrying value of $983,000 at June 30, 2009. The valuation adjustment was due to industry-wide increased prepayment fees and lower interest rates. During the six months ended June 30, 2010, prepayment speeds slowed and interest rates increased, leading to the positive $90,000 valuation adjustment. Other non-interest income declined by $504,000 in the six months ended June 30, 2010 compared to the six months ended June 30, 2009, primarily due to fluctuations in the value of an equity investment in a community development-oriented venture capital fund.

Non-interest Expense. Non-interest expense decreased by $3.0 million, or 7.8%, from $38.6 million for the six months ended June 30, 2009, to $35.6 million for the six months ended June 30, 2010.

	Six Months Ended
	June 30,		Dollar	Percent
	2010	2009	Change	Change
	(Dollars in Thousands)
Non-interest expense
Salaries and employee benefits	$22,633	$24,204	$(1,571)	(6.5%)
Advertising	598	689	(91)	(13.2)
Occupancy and equipment	2,947	3,064	(117)	(3.8)
Outside professional services	943	910	33	3.6
Regulatory assessments	1,590	2,461	(871)	(35.4)
Data processing	2,045	2,042	3	0.1
Office operations	2,879	2,968	(89)	(3.0)
Deposit processing charges	363	463	(100)	(21.6)
Lending and collection	517	675	(158)	(23.4)
Other	1,046	1,094	(48)	(4.4)

	$35,561	$38,570	$(3,009)	(7.8%)

The decrease in non-interest expense was primarily attributable to a $1.6 decline in salaries and employee benefits for the six months ended June 30, 2010 compared to the same period last year. The decrease in salaries and employee benefits was primarily attributable to $1.6 million in lower variable incentives paid to VPBM staff as they closed $223.0 million of loans during the six months ended June 30, 2010 compared to $418.7 million for the comparable period last year. This $195.7 million, or 46.7%, decline in production was a result of the heavy refinance volume experienced in 2009 that has not been repeated in 2010. Lower salary expenses incurred during the year helped to offset the $3.2 million decline in net gain on sale of loans. The closure of ten in-store banking centers in 2009 resulted in salary expense savings of $493,000, which more than offset additional salary expense associated with the opening of our West Frisco and Wylie community bank offices in 2009. Regulatory assessments decreased by $871,000 due to a $1.1 million FDIC special assessment paid in the second quarter of 2009, which was charged to all FDIC-insured banks at a rate of five basis points on a base of total assets less Tier One capital.
Income Tax Expense. During the six months ended June 30, 2010, we recognized income tax expense of $2.8 million on our pre-tax income compared to an income tax benefit of $1.0 million for the six months ended June 30, 2009. This variance was due to the net loss incurred for the six months ended June 30, 2009.
Liquidity
Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. The Company relies on a number of different sources in order to meet its potential liquidity demands. The primary sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio. Planning for the Bank’s normal business liquidity needs, both expected and unexpected, is done on a daily and short-term basis through the cash management function. On a longer-term basis it is accomplished through the budget and strategic planning functions, with support from internal asset/liability management software model projections.
The Liquidity Committee adds liquidity contingency planning to the process by focusing on possible scenarios that would stress liquidity beyond the Bank’s normal business liquidity needs. These scenarios may include local/regional adversity and national adversity situations. Management recognizes that the events and their severity of liquidity stress leading up to and occurring during a liquidity stress event cannot be precisely defined or listed. Nevertheless, management believes that liquidity stress events can be categorized into sources and levels of severity, with responses that apply to various situations.
In addition to the primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of June 30, 2010, the Company had an additional borrowing capacity of $430.2 million with the FHLB. The Company may also use the discount window at the Federal Reserve Bank as a source of short-term funding. Federal Reserve Bank borrowing capacity varies based upon collateral pledged to the discount window line. As of June 30, 2010, collateral pledged had a market value of $71.5 million and a collateral value of $71.1 million. Also, at June 30, 2010, the Company had $66.0 million in federal funds lines of credit available with other financial institutions.

As of June 30, 2010, the Company has classified 68.2% of its securities portfolio as available for sale, providing an additional source of liquidity. Management believes that because active securities markets exist for the types of securities owned and our securities portfolio is of high quality, our available for sale securities are marketable as a source of liquidity. Additionally, we have historically sold mortgage loans in the secondary market to manage interest rate risk, creating another source of liquidity.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities. Participations in loans we originate, including portions of commercial real estate loans, are sold to manage borrower concentration risk as well as interest rate risk.
The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders, and interest and principal on outstanding debt. The Company has also repurchased shares of its common stock. The Company’s primary source of funds consists of the net proceeds retained by the Company from our initial public offering in 2006. Additionally, in July 2010, we received $198.6 million in proceeds from our “second-step” offering and reorganization from a two-tier mutual holding company structure to a full stock holding company. We also have the ability to receive dividends or capital distributions from the Bank. There are regulatory restrictions on the ability of the Bank to pay dividends. At June 30, 2010, the Company (on an unconsolidated basis) had liquid assets of $11.8 million.
The Company uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At June 30, 2010, the total approved loan commitments (including Warehouse Purchase Program commitments) and unused lines of credit outstanding amounted to $226.3 million and $78.3 million, respectively, as compared to $283.3 million and $79.8 million, respectively, as of December 31, 2009. Certificates of deposit scheduled to mature in one year or less at June 30, 2010 totaled $376.9 million.
It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Company.
For the six months ended June 30, 2010, cash and cash equivalents increased by $75.6 million, or 136.3%, from $55.5 million as of December 31, 2009, to $131.1 million as of June 30, 2010. Cash provided by financing activities of $368.9 million more than offset cash used for investing activities of $150.1 million and cash used for operating activities of $143.2 million. Primary sources of cash for the six months ended June 30, 2010 included proceeds from the sale of loans held for sale of $3.05 billion, proceeds from FHLB advances of $157.0 million and an increase in deposits of $152.4 million. Primary uses of cash for the six months ended June 30, 2010, included loans originated or purchased for sale of $3.21 billion and purchases of securities of $296.1 million.
Please see Item 1A (Risk Factors) under Part 2 — Other Information of this Form 10-Q for information regarding liquidity risk.

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments
The following table presents our longer term, non-deposit related contractual obligations and commitments to extend credit to our borrowers, in the aggregate and by payment due dates.

	June 30, 2010
		One
		through	Four
	Less than	Three	through	After Five
	One Year	Years	Five Years	Years	Total
	(Dollars in thousands)
Contractual obligations: (1)
Federal Home Loan Bank advances	$204,640	$112,921	$48,440	$78,834	$444,835
Repurchase agreement	—	—	—	25,000	25,000
Other borrowings	—	—	10,000	—	10,000
Operating leases (premises) (2)	1,219	1,715	747	3,031	6,712

Total advances and operating leases	205,859	114,636	59,187	106,865	486,547

Off-balance sheet loan commitments:
Undisbursed portions of loans closed	—	—	—	—	24,224
Commitments to originate loans	—	—	—	—	57,654
Unused commitment on Purchase Program loans	—	—	—	—	144,385
Unused lines of credit	—	—	—	—	78,303

Total loan commitments	—	—	—	—	304,566

Total contractual obligations and loan commitments					$791,113

(1)	Amounts do not include interest

(2)	Not reflected in the consolidated balance sheet
In addition, the Company has overdraft protection available in the amounts of $71.7 million and $73.0 million at June 30, 2010 and December 31, 2009, respectively.
Capital Resources
The Bank is subject to minimum capital requirements imposed by the OTS. Consistent with our goal to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the capital categories of the OTS. Based on capital levels at June 30, 2010, and December 31, 2009, the Bank was considered to be well-capitalized.
At June 30, 2010, the Bank’s equity totaled $202.6 million. Management monitors the capital levels of the Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well-capitalized” institutions.

The Company’s equity totaled $212.9 million, or 7.7% of total assets, at June 30, 2010. The Company is not subject to any specific capital requirements; however, the OTS expects the Company to support the Bank, including providing additional capital to the Bank when appropriate.

					To Be Well-Capitalized
			Required for Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2010:

Total capital (to risk-weighted assets)	$209,605	14.55%	$115,273	8.00%	$144,091	10.00%
Tier 1 (core) capital (to risk-weighted assets)	196,571	13.64%	57,636	4.00%	86,454	6.00%
Tier 1 (core) capital (to adjusted total assets)	196,571	7.14%	110,181	4.00%	137,726	5.00%

As of December 31, 2009:

Total capital (to risk-weighted assets)	$201,250	15.27%	$105,450	8.00%	$131,812	10.00%
Tier 1 (core) capital (to risk-weighted assets)	189,678	14.39%	52,725	4.00%	79,087	6.00%
Tier 1 (core) capital (to adjusted total assets)	189,678	7.99%	94,900	4.00%	118,626	5.00%
Impact of Inflation
The effects of price changes and inflation can vary substantially for most financial institutions. While management believes that inflation affects the economic value of total assets and liabilities, it believes that it is difficult to assess the overall impact. Management believes this to be the case due to the fact that generally neither the timing nor the magnitude of changes in the consumer price index (“CPI”) coincides with changes in interest rates or fair values. For example, the price of one or more of the components of the CPI may fluctuate considerably, influencing composite CPI, without having a corresponding affect on interest rates, fair values, or the cost of those goods and services normally purchased by the Bank. In years of high inflation, intermediate and long-term interest rates tend to increase, adversely impacting the market values of investment securities, mortgage loans and other long-term fixed rate loans. In addition, higher short-term interest rates tend to increase the cost of funds. In other years, the opposite may occur.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Asset/Liability Management
Our Risk When Interest Rates Change. The rates of interest we earn on assets and pay on liabilities generally are established contractually for a period of time. Market rates change over time. Like other financial institutions, our results of operations are impacted by changes in interest rates and the interest rate sensitivity of our assets and liabilities. The risk associated with changes in interest rates and our ability to adapt to these changes is known as interest rate risk and is our most significant market risk.
How We Measure Our Risk of Interest Rate Changes. As part of our attempt to manage our exposure to changes in interest rates and comply with applicable regulations, we monitor our interest rate risk. In doing so, we analyze and manage assets and liabilities based on their interest rates and contractual cash flows, timing of maturities, prepayment potential, repricing opportunities, and sensitivity to actual or potential changes in market interest rates.
The Company is subject to interest rate risk to the extent that its interest bearing liabilities, primarily deposits and Federal Home Loan Bank advances and other borrowings, reprice more rapidly or slowly, or at different rates than its interest earning assets, primarily loans and investment securities. The Bank calculates interest rate risk by entering relevant contractual and projected information into the asset/liability management software model. Data required by the model includes balance, rate, pay down information, and maturity. For items that contractually reprice, the repricing index, spread, and frequency are entered, including any initial, periodic, and lifetime interest rate caps and floors.
In order to manage and monitor the potential for adverse effects of material prolonged increases or decreases in interest rates on our results of operations, the Bank has adopted an asset and liability management policy. The Board of Directors sets the asset and liability policy for the Bank, which is implemented by the Asset/Liability Management Committee.
The purpose of the Asset/Liability Management Committee is to communicate, coordinate, monitor, and control asset/liability management so as to be consistent with our business plan and board-approved policies. The committee establishes and monitors the volume and mix of assets and funding sources, taking into account relative costs and spreads, interest rate sensitivity and liquidity needs. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk, and profitability goals.
The Committee generally meets on a bimonthly basis to, among other things, protect capital through earnings stability over the interest rate cycle; maintain our well-capitalized status; and provide a reasonable return on investment. The Committee recommends appropriate strategy changes based on this review. The Committee is responsible for reviewing and reporting the effects of the policy implementations and strategies to the Board of Directors at least quarterly. In addition, two outside members of the Board of Directors are on the Asset/Liability Management Committee. Senior managers oversee the process on a daily basis.
A key element of the Bank’s asset/liability management plan is to protect net earnings by managing the inherent maturity and repricing mismatches between its interest earning assets and interest bearing liabilities. The Bank manages earnings exposure primarily through the addition of adjustable rate loans and investment securities, through the sale of certain fixed rate loans in the secondary market, and by entering into appropriate term Federal Home Loan Bank advance agreements.
As part of its efforts to monitor and manage interest rate risk, the Bank uses the net portfolio value (“NPV”) methodology adopted by the OTS as part of its capital regulations. In essence, this approach calculates the difference between the present value of expected cash flows from assets and liabilities. Management and the Board of Directors review NPV measurements on a quarterly basis to determine whether the Bank’s interest rate exposure is within the limits established by the Board of Directors.

The Bank’s asset/liability management strategy sets acceptable limits for the percentage change in NPV given changes in interest rates. For instantaneous, parallel, and sustained interest rate increases and decreases of 100 and 200 basis points, the Bank’s policy indicates that the NPV ratio should not fall below 7.00% and 6.00%, respectively, and for an increase of 300 basis points the NPV ratio should not fall below 5.00%. As illustrated in the tables below, the Bank was within policy limits for all scenarios tested. The tables presented below, as of June 30, 2010 and December 31, 2009, are internal analyses of our interest rate risk as measured by changes in NPV for instantaneous, parallel, and sustained shifts in the yield curve, in 100 basis point increments, up 300 basis points and down 200 basis points.
As illustrated in the tables below, our NPV would be negatively impacted by a parallel, instantaneous, and sustained increase in market rates. Such an increase in rates would negatively impact NPV as a result of the duration of assets, including fixed rate residential mortgage loans, extending longer than the duration of liabilities, primarily deposit accounts and Federal Home Loan Bank borrowings. As interest rates rise, the market value of fixed rate loans declines due to both higher discount rates and anticipated slowing loan prepayments.
We have implemented a strategic plan to mitigate interest rate risk. This plan includes the ongoing review of our mix of fixed rate versus variable rate loans, investments, deposits, and borrowings. When available, high quality adjustable rate assets are purchased, which reduce our sensitivity to upward interest rate shocks. On the liability side of the balance sheet, term borrowings are added as appropriate. These borrowings are of a size and term so as to impact and mitigate duration mismatches, reducing our sensitivity to upward interest rate shocks. These strategies are implemented as needed and as opportunities arise to mitigate interest rate risk without materially sacrificing earnings.

June 30, 2010
Change in
Interest
Rates in
Basis	Net Portfolio Value
Points	$ Amount	$ Change	% Change	NPV Ratio %
	(Dollars in Thousands)
300	157,715	(49,401)	(23.85)	6.01
200	181,223	(25,893)	(12.50)	6.75
100	201,031	(6,085)	(2.94)	7.33
—	207,116	—	—	7.43
(100)	206,346	(770)	(0.37)	7.31
(200)	204,627	(2,489)	(1.20)	7.18

December 31, 2009
Change in
Interest
Rates in
Basis	Net Portfolio Value
Points	$ Amount	$ Change	% Change	NPV Ratio %
	(Dollars in Thousands)
300	174,615	(42,468)	(19.56)	7.82
200	192,168	(24,915)	(11.48)	8.41
100	207,861	(9,222)	(4.25)	8.90
—	217,083	—	—	9.11
(100)	218,003	920	0.42	9.00
(200)	221,750	4,667	2.15	9.01

The Bank’s NPV was $207.1 million, or 7.43%, of the market value of portfolio assets as of June 30, 2010, a $10.0 million decrease from $217.1 million, or 9.11%, of the market value of portfolio assets as of December 31, 2009. This change is primarily due to the downward shift in the FHLB advance curve. For deposits and borrowings, fair value is calculated using the curve to discount cash flows to the estimated life for deposits and using the contractual repayment schedule for borrowings. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $25.9 million decrease in our NPV at June 30, 2010 as compared to a decrease of $24.9 million at December 31, 2009, and would result in a 68 basis point decrease in our NPV ratio to 6.75% at June 30, 2010, as compared to a 70 basis point decrease to 8.41% at December 31, 2009. The $1.0 million change is primarily due to balance sheet growth. An immediate 200 basis point decrease in market interest rates would result in a $2.5 million decrease in our NPV at June 30, 2010, compared to a $4.7 million increase at December 31, 2009, and would result in a 25 basis point decrease in our NPV ratio to 7.18% at June 30, 2010, as compared to a 10 basis point decrease in our NPV ratio to 9.01% at December 31, 2009.
In addition to monitoring selected measures of NPV, management also calculates and monitors potential effects on net interest income resulting from increases or decreases in rates. This process is used in conjunction with NPV measures to identify interest rate risk on both a global and account level basis. In managing our mix of assets and liabilities, while considering the relationship between long and short term interest rates, market conditions, and consumer preferences, we may place somewhat greater emphasis on maintaining or increasing the Bank’s net interest margin than on strictly matching the interest rate sensitivity of its assets and liabilities.
Management also believes that at times the increased net income which may result from an acceptable mismatch in the actual maturity or repricing of its asset and liability portfolios can provide sufficient returns to justify an increased exposure to sudden and unexpected increases in interest rates which may result from such a mismatch. Management believes that the Bank’s level of interest rate risk is acceptable under this approach.
In evaluating the Bank’s exposure to interest rate movements, certain shortcomings inherent in the method of analysis presented in the foregoing table must be considered. For example, although certain assets and liabilities may have similar maturities or repricing characteristics, their interest rate drivers may react in different degrees to changes in market interest rates (basis risk). Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in interest rates. Additionally, certain assets, such as adjustable rate mortgages, have features which restrict changes in interest rates on a short-term basis and over the life of the asset (initial, periodic, and lifetime caps and floors). Other assets, such as Warehouse Purchase Program loans, have variable rate features which restrict changes in interest rates unless the index rate rises above its contractual lifetime floor. Further, in the event of a significant change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed above. Assets with prepayment options are closely monitored. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. Because of this, current market rates and customer behavior are being considered in the management of interest rate risk. The Bank considers all of these factors in monitoring its exposure to interest rate risk.
The current historically low interest rate environment has resulted in asymmetrical interest rate risk as certain repricing liabilities cannot be fully shocked downward.
The Board of Directors and management believe that the Bank’s ability to successfully manage and mitigate its exposure to interest rate risk is strengthened by several key factors. For example, the Bank manages its balance sheet duration and overall interest rate risk by placing a preference on originating and retaining adjustable rate loans and selling originated fixed rate residential mortgage loans. In addition, the Bank borrows at various maturities from the Federal Home Loan Bank to mitigate mismatches between the asset and liability portfolios. Furthermore, the investment securities portfolio is used as a primary interest rate risk management tool through the duration and repricing targeting of purchases and sales.

Item 4. Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company’s internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goals, future events affecting its business may cause the Company to modify its disclosure controls and procedures. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual actions of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART 2 — OTHER INFORMATION
Item 1. Legal Proceedings
In the normal course of business the Company may be involved in various legal proceedings from time to time. The Company does not believe it is currently involved in any claim or action the ultimate disposition of which would have a material adverse effect on the Company’s financial statements.
Item 1.A. Risk Factors
Set forth below are updates and additions to the market risk information provided in Item 1.A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. These updates and additions should be read in conjunction with the 2009 10-K information.
The United States economy remains weak and unemployment levels are high. A prolonged economic downturn, especially one affecting our geographic market area, will adversely affect our business and financial results.
The United States experienced a severe economic recession in 2008 and 2009. While economic growth has resumed recently, the rate of growth has been slow and unemployment remains at very high levels and is not expected to improve in the near future. Loan portfolio quality has deteriorated at many financial institutions reflecting, in part, the weak U.S. economy and high unemployment. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. The continuing real estate downturn also has resulted in reduced demand for the construction of new housing and increased delinquencies in construction, residential and commercial mortgage loans for many lenders. Bank and bank holding company stock prices have declined substantially, and it is significantly more difficult for banks and bank holding companies to raise capital or borrow in the debt markets.
The Federal Deposit Insurance Corporation Quarterly Banking Profile has reported that nonperforming assets as a percentage of assets for Federal Deposit Insurance Corporation-insured financial institutions rose to 3.43% as of March 31, 2010, compared to 1.14% as of March 31, 2008. For the three months ended March 31, 2010, the Federal Deposit Insurance Corporation Quarterly Banking Profile has reported that annualized return on average assets was 0.54% for Federal Deposit Insurance Corporation-insured financial institutions compared to 0.59% for the three months ended March 31, 2008. The NASDAQ Bank Index declined 18% between June 30, 2008 and June 30, 2010. At June 30, 2010, our nonperforming assets as a percentage of total assets was 0.85% and our return on average assets was 0.48% for the six months ended June 30, 2010.
Continued negative developments in the financial services industry and the domestic and international credit markets may significantly affect the markets in which we do business, the market for and value of our loans and investments, and our ongoing operations, costs and profitability. Moreover, continued declines in the stock market in general, or stock values of financial institutions and their holding companies specifically, could adversely affect our stock performance.
If economic conditions deteriorate in the State of Texas, our results of operations and financial condition could be adversely impacted as borrowers’ ability to repay loans declines and the value of the collateral securing loans decreases.
Substantially all of our loans are located in the State of Texas. Our financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events. Decreases in real estate values in the State of Texas could adversely affect the value of property used as collateral for our mortgage loans. As a result, the market value of the real estate underlying the loans may not, at any given time, be sufficient to satisfy the outstanding principal amount of the loans. In the event that we are required to foreclose on a property securing a mortgage loan, we may not recover funds in an amount equal to the remaining loan balance. Consequently, we would sustain loan losses and potentially incur a higher provision for loan loss expense, which would have an adverse impact on earnings. In addition, adverse changes in the Texas economy may have a negative effect on the ability of borrowers to make timely repayments of their loans, which would also have an adverse impact on earnings.

Our loan portfolio possesses increased risk due to our percentage of commercial real estate and commercial non-mortgage loans.
Over the last several years, we have increased our non-residential lending in order to improve the yield on our assets. At June 30, 2010, our loan portfolio included $518.5 million of commercial real estate loans and commercial non-mortgage loans, or 31.9% of total loans, compared to $108.2 million, or 10.1% of total loans, at December 31, 2005. The credit risk related to these types of loans is considered to be greater than the risk related to one- to four-family residential loans because the repayment of commercial real estate loans and commercial non-mortgage loans typically is dependent on the successful operation and income stream of the borrowers’ business and the real estate securing the loans as collateral, which can be significantly affected by economic conditions. Additionally, commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. If loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could require us to increase our provision for loan losses and adversely affect our operating results and financial condition.
Several of our borrowers have more than one commercial real estate loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to an one- to four-family residential mortgage loan. Finally, if we foreclose on a commercial real estate loan, our holding period for the collateral, if any, typically is longer than for one- to four-family residential property because there are fewer potential purchasers of the collateral. Since we plan to continue to increase our originations of these loans, it may be necessary to increase the level of our allowance for loan losses due to the increased risk characteristics associated with these types of loans. Any increase to our allowance for loan losses would adversely affect our earnings. Any delinquent payments or the failure to repay these loans would hurt our earnings.
Our consumer loan portfolio possesses increased risk.
Our consumer loans accounted for approximately $80.6 million, or 5.0%, of our total loan portfolio as of June 30, 2010, of which $53.2 million consisted of automobile loans. Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner-occupied residential properties, particularly in the case of loans that are secured by rapidly depreciable assets, such as automobiles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. Because our indirect automobile loans were originated through a third party and not directly by us, they present greater risks than other types of lending activities. As a result of this portfolio of consumer loans, it may become necessary to increase the level of our provision for loan losses, which could hurt our profits.
Our business may be adversely affected by credit risk associated with residential property.
As of June 30, 2010, residential mortgage loans, including home equity loans and lines of credit, totaled $520.3 million, or 32.0%, of total loans. This type of lending is generally sensitive to regional and local economic conditions that may significantly affect the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values resulting from the downturn in local housing markets has reduced the value of the real estate collateral securing the majority of our loans and has increased the risk that we would incur losses if borrowers default on their loans. Continued declines in both the volume of real estate sales and sales prices, coupled with high levels and increases in unemployment, may result in higher loan delinquencies or problem assets, a decline in demand for our products and services, or a decrease in our deposits. These potential negative events may cause us to incur losses, which would adversely affect our capital and liquidity and damage our financial condition and business operations. These declines may have a greater impact on our earnings and capital than on the earnings and capital of financial institutions that have more diversified loan portfolios.
We are subject to credit risks in connection with the concentration of adjustable rate loans in our portfolio.
Approximately 32.3% of our loan portfolio is adjustable rate loans. Borrowers with adjustable rate loans are exposed to increased monthly payments when the related interest rate adjusts upward under the terms of the loan from the initial fixed to the rate computed in accordance with the applicable index and margin. Any rise in prevailing market interest rates may result in increased payments for borrowers who have adjustable rate loans, increasing the possibility of default. Borrowers seeking to avoid these increased monthly payments by refinancing their loans may no longer be able to find available replacement loans at comparably lower interest rates. In addition, a decline in housing prices may leave borrowers with insufficient equity in their homes to permit them to refinance. Borrowers who intend to sell their homes on or before the expiration of the fixed rate period on their mortgage loans may also find that they cannot sell their properties for an amount equal to or greater than the unpaid principal balance of their loans. These events, alone or in combination, may contribute to higher delinquency rates and negatively impact our earnings.

If our non-performing assets increase, our earnings will suffer.
At June 30, 2010, our non-performing assets (which consist of non-accrual loans, loans 90 days or more delinquent, troubled debt restructurings and foreclosed real estate assets) totaled $23.5 million, which was an increase of $7.0 million or 42.0% over non-performing assets at December 31, 2009. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or real estate owned. We must reserve for estimated credit losses, which are established through a current period charge to the provision for loan losses, and from time to time, if appropriate, write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned. Further, the resolution of non-performing assets requires the active involvement of management, which can distract them from the overall supervision of our operations and other income-producing activities. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance accordingly.
If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.
We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. Management recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover actual losses, resulting in additions to our allowance. Additions to our allowance decrease our net income. Our allowance for loan losses was 1.28% of gross loans and 74.99% of non-performing loans at June 30, 2010, compared to 1.10% of gross loans and 97.29% of non-performing loans at December 31, 2009.
Our emphasis on originating commercial and one- to four- family real estate and commercial non-mortgage loans is one of the more significant factors in evaluating the allowance for loan losses. As we continue to increase our originations of these loans, increased provisions for loan losses may be necessary, which would decrease our earnings.
Our banking regulators periodically review our allowance for loan losses. These entities may require us to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their review. Any increase in our allowance for loan losses or loan charge-offs as required by these authorities may have a material adverse effect on our financial condition and results of operations.
Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and our income.
We currently are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank’s operations, reclassify assets, determine the adequacy of a bank’s allowance for loan losses and determine the level of deposit insurance premiums assessed. Because our business is highly regulated, the laws and applicable regulations are subject to frequent change. Any change in these regulations and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums could have a material impact on our operations. See “- Legislation has been enacted that will eliminate the Office of Thrift Supervision, the Bank’s and ViewPoint Financial Group, Inc.’s current primary federal regulator” below.
In response to the financial crisis of 2008 and early 2009, Congress has taken actions that are intended to strengthen confidence and encourage liquidity in financial institutions, and the Federal Deposit Insurance Corporation has taken actions to increase insurance coverage on deposit accounts. In addition, there have been proposals made by members of Congress and others that would reduce the amount delinquent borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral.

The potential exists for additional federal or state laws and regulations, or changes in policy, affecting lending and funding practices and liquidity standards. Moreover, bank regulatory agencies have been active in responding to concerns and trends identified in examinations, and have issued many formal enforcement orders requiring capital ratios in excess of regulatory requirements. Bank regulatory agencies, such as the Office of Thrift Supervision and the Federal Deposit Insurance Corporation, govern the activities in which we may engage, primarily for the protection of depositors, and not for the protection or benefit of potential investors. In addition, new laws and regulations may increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge, and our ongoing operations, costs and profitability. For example, recent legislative proposals would require changes to our overdraft protection programs that could decrease the amount of fees we receive for these services. For the six months ended June 30, 2010, overdraft protection and nonsufficient fund fees totaled $3.6 million. Further, legislative proposals limiting our rights as a creditor could result in credit losses or increased expense in pursuing our remedies as a creditor.
Legislation has been enacted that will eliminate the Office of Thrift Supervision, the Bank’s and ViewPoint Financial Group, Inc.’s current primary federal regulator.
Legislation has been enacted that will implement sweeping changes to the current bank regulatory structure. The Dodd Frank Act, which was signed into law on July 21, 2010, will eliminate the Office of Thrift Supervision. The Comptroller of the Currency (the primary federal regulator for national banks) will become the primary federal regulator of the Bank. The Board of Governors of the Federal Reserve System will have exclusive authority to regulate all bank and thrift holding companies. As a result, ViewPoint Financial Group, Inc. will become subject to supervision by the Federal Reserve Board as opposed to the Office of Thrift Supervision. These changes to our regulators will occur one year from the enactment of the Act (unless extended by up to six months). Among the many requirements in the Act for new banking regulations is a requirement for new capital regulations to be adopted 18 months after enactment of the Act. These regulations may call for higher levels of capital than current regulations and will include capital requirements for Viewpoint Financial Group, Inc. In addition, compliance with new regulations and being supervised by one or more new regulatory agencies could increase our expenses.
Changes in interest rates could adversely affect our results of operations and financial condition.
Our results of operations and financial condition are significantly affected by changes in interest rates. Our results of operations depend substantially on our net interest income, which is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings. Because interest-bearing liabilities generally reprice or mature more quickly than interest-earning assets, an increase in interest rates generally would tend to result in a decrease in net interest income.
Changes in interest rates may also affect the average life of loans and mortgage-related securities. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable rate loans. Also, increases in interest rates may extend the life of fixed-rate assets, which would limit the funds we have available to reinvest in higher yielding alternatives, and may result in customers withdrawing certificates of deposit early so long as the early withdrawal penalty is less than the interest they could receive as a result of the higher interest rates.
Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At June 30, 2010, the fair value of our portfolio of available-for-sale securities totaled $601.9 million. Gross unrealized gains on these securities totaled $8.9 million, while gross unrealized losses on these securities totaled $1.2 million, resulting in a net unrealized gain of $7.7 million at June 30, 2010.
At June 30, 2010, the Company’s internal simulation model indicated that our net portfolio value would decrease by 12.5% if there was an instantaneous parallel 200 basis point increase in market interest rates. See Item 3. — Quantitative and Qualitative Disclosures about Market Risk - Asset/Liability Management.
Additionally, approximately 32.3% or our loan portfolio is adjustable-rate loans. Any rise in market interest rates may result in increased payments for borrowers who have adjustable rate mortgage loans, increasing the possibility of default.

The Company had $504.9 million of loans held for sale at June 30, 2010, of which $455.6 million were Warehouse Purchase Program loans purchased for sale under our standard loan participation agreement. Warehouse Purchase Program loans adjust with changes to the daily LIBOR. These loans have a yield that is based on the daily LIBOR, with a floor of 2.50% per annum, plus a margin rate. The margin rate ranges between 2.00% and 2.75% per annum, which results in an effective minimum total rate for Warehouse Purchase Program loans of 4.50%. During 2010, these loan rate floors were in effect and established a loan rate which was higher than the contractual rate spread would have otherwise been. As market interest rates increase, many of these interest rate floors will not adjust until the daily LIBOR exceeds 250 basis points. At that time, the loans will revert back to their normal contractual interest rate spread terms. For the six months ended June 30, 2010, the average yield earned on Warehouse Purchase Program loans was 4.91% versus an average LIBOR of 0.27% plus the average margin of 2.34%, which results in a positive difference of 230 basis points.
Our strategies to modify our interest rate risk profile may be difficult to implement.
Our asset/liability management strategies are designed to decrease our interest rate risk sensitivity. One such strategy is increasing the amount of adjustable rate and/or short-term assets. The Company offers adjustable rate loan products as a means to achieve this strategy. However, lower fixed interest rates would generally create a decrease in borrower demand for adjustable rate assets. Additionally, there is no guarantee that any adjustable rate assets obtained will not prepay. At June 30, 2010, 32.3% of our loan portfolio consisted of adjustable rate loans, compared to 32.2% at December 31, 2009.
We are also managing our liabilities to moderate our interest rate risk sensitivity. Customer demand is primarily for short-term maturity certificates of deposit. Using short-term liabilities to fund long-term fixed rate assets will increase the interest rate sensitivity of any financial institution. We are utilizing FHLB advances to mitigate the impact of customer demand by lengthening the maturities of these advances or entering into longer term repurchase agreements, depending on liquidity or investment opportunities.
FHLB advances and repurchase agreements are entered into as liquidity is needed or to fund assets that provide for a spread considered sufficient by management. If we are unable to originate adjustable rate assets at favorable rates or fund loan originations or securities purchases with long-term advances or structured borrowings, we may have difficulty executing this asset/liability management strategy and/or it may result in a reduction in profitability.
Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.
Liquidity is essential to our business. We rely on a number of different sources in order to meet our potential liquidity demands. Our primary sources of liquidity are increases in deposit accounts, cash flows from loan payments and our securities portfolio. Borrowings also provide us with a source of funds to meet liquidity demands. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically, or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include adverse regulatory action against us or a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets, or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations, or continued deterioration in credit markets.
Additionally, at June 30, 2010, public funds totaled $343.6 million, representing 52.9% of our time deposits and 17.6% of our total deposits. Public funds are bank deposits of state and local municipalities. These deposits are required to be secured by investment grade securities to ensure repayment, which on the one hand tends to reduce our contingent liquidity risk by making these funds somewhat less credit sensitive, but on the other hand reduces standby liquidity by restricting the potential liquidity of the pledged collateral. Although these funds historically have been a relatively stable source of funds for us, availability depends on the individual municipality’s fiscal policies and cash flow needs.
Our securities portfolio may be negatively impacted by fluctuations in market value and interest rates, which may have an adverse effect on our financial condition.
Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by decreases in interest rates, lower market prices for securities and limited investor demand. Our securities portfolio is evaluated for other-than-temporary impairment on at least a quarterly basis. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our shareholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. At June 30, 2010, the change from December 31, 2009 in net unrealized gains on securities available for sale was $1.2 million.

Higher Federal Deposit Insurance Corporation insurance premiums and special assessments will adversely affect our earnings.
In 2009, the Federal Deposit Insurance Corporation levied a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. We recorded an expense of $1.1 million during the quarter ended June 30, 2009, to reflect the special assessment. In addition, the Federal Deposit Insurance Corporation generally increased the base assessment rates effective April 1, 2009 and, therefore, our Federal Deposit Insurance Corporation insurance premium expense will increase compared to prior periods.
The Federal Deposit Insurance Corporation also required all insured institutions to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. This pre-payment was due on December 30, 2009. The assessment rate for the fourth quarter of 2009 and for 2010 was based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 was calculated as the modified third quarter assessment rate plus an additional three basis points. In addition, every institution’s base assessment rate for each period was calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. We recorded the pre-payment as a prepaid expense, which will be amortized to expense over three years. Our prepayment amount was $9.1 million. Future increases in our assessment rate or special assessments would decrease our earnings.
We may need to raise additional capital in the future for any number of reasons, but that capital may not be available when it is needed or the cost of that capital may be very high.
We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect to raise additional capital. Should we be required by regulatory authorities or otherwise elect to raise additional capital, we may seek to do so through the issuance of, among other things, common stock or securities convertible into our common stock, which could dilute your ownership interest in the Company. Our ability to raise additional capital in the future will depend on conditions in the capital markets, economic conditions, our financial performance and a number of other factors, many of which are outside our control. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired and it may have a material adverse effect on our financial condition, results of operations and prospects.
Strong competition within our market area may limit our growth and profitability.
Competition in the banking and financial services industry is intense. We compete with numerous commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of our competitors have substantially greater resources and lending limits than we have, have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do. Our profitability depends upon our continued ability to successfully compete in our market area. The greater resources and deposit and loan products offered by some of our competitors may limit our ability to increase our interest earning assets.

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.
The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us. Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse effect on our financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Reserved
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Exhibit
Number	Description

2.1
Amended and Restated Plan of Conversion and Reorganization of ViewPoint MHC (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 4, 2010 (File No. 001-32992))

3.1	Charter of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-165509))

3.2	Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-165509))

4.0	Certificate of Registrant’s Common Stock (incorporated herein by reference to Exhibit 4.0 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-165509))

10.1
Employment Agreement by and between the Registrant and Garold R. Base (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2006 (File No. 001-32992))

10.2
Amendment to Employment Agreement by and between the Registrant and Garold R. Base (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 10, 2008 (File No. 001-32992))

10.3
Employment Agreement by and between ViewPoint Bank, the Registrant’s wholly owned operating subsidiary, and Garold R. Base (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2006 (File No. 001-32992))

10.4
Amendment to Employment Agreement by and between ViewPoint Bank, the Registrant’s wholly owned operating subsidiary, and Garold R. Base (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 10, 2008 (File No. 001-32992))

10.5
Amendment to Employment Agreement by and between ViewPoint Bank, the Registrant’s wholly owned operating subsidiary, and Garold R. Base (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 6, 2008 (File No. 001-32992))

10.6
Form of Severance Agreement between ViewPoint Bank and the following executive officers: Pathie E. McKee, Mark E. Hord, James C. Parks and Rick M. Robertson (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 1, 2010 (File No. 001-32992))

10.7	Summary of Director Board Fee Arrangements (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007 (File No. 001-32992))

10.8	ViewPoint Bank Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 0-24566-01))

10.9
Amended and Restated ViewPoint Bank Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 0-24566-01))

10.10
ViewPoint Bank 2007 Executive Officer Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 31, 2007 (File No. 001-32992))

10.11
Amendment to ViewPoint Bank 2007 Executive Officer Incentive Plan (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on March 6, 2008 (File No. 001-32992))

Exhibit
Number	Description

10.12
Form of promissory note between ViewPoint Financial Group and four lenders, totaling $10 million (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 22, 2009 (File No. 001-32992))

11	Statement regarding computation of per share earnings (See Note 2 of the Condensed Notes to Unaudited Consolidated Interim Financial Statements included in this Form 10-Q).

31.1	Rule 13a — 14(a)/15d — 14(a) Certification (Chief Executive Officer)

31.2	Rule 13a — 14(a)/15d — 14(a) Certification (Chief Financial Officer)

32	Section 1350 Certifications

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ViewPoint Financial Group, Inc.
(Registrant)

Date: July 23, 2010	/s/ Garold R. Base Garold R. Base
President and Chief Executive Officer
(Duly Authorized Officer)

Date: July 23, 2010	/s/ Pathie E. McKee Pathie E. McKee
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits:

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.0	Section 1350 Certifications