Form 10-Q
period 2010-09-30
ViewPoint Financial Group Inc.
filed 2010-11-04
CIK 1487052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-34737
VIEWPOINT FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Maryland	6035	27-2176993

(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)
1309 W. 15th Street, Plano, Texas 75075
(972) 578-5000
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class: Common Stock	Shares Outstanding as of November 3, 2010: 34,839,491

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
VIEWPOINT FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Cash and due from financial institutions	$16,199	$17,507
Short-term interest-bearing deposits in other financial institutions	81,456	37,963

Total cash and cash equivalents	97,655	55,470
Securities available for sale	789,744	484,058
Securities held to maturity (fair value: September 30, 2010 — $281,618, December 31, 2009 — $260,814)	268,459	254,724
Loans held for sale (includes $23,927 of certain loans measured at fair value of $24,258 at September 30, 2010, $0 measured at fair value at December 31, 2009)	589,442	341,431
Loans (includes allowance for loan losses of $14,591 at September 30, 2010 and $12,310 at December 31, 2009)	1,100,516	1,108,159
Federal Home Loan Bank stock, at cost	20,943	14,147
Bank-owned life insurance	28,422	28,117
Mortgage servicing rights	674	872
Foreclosed assets, net	2,871	3,917
Premises and equipment, net	48,891	50,440
Goodwill	1,089	1,089
Accrued interest receivable	9,433	8,099
Prepaid FDIC assessment	7,249	9,134
Other assets	21,024	19,847

Total assets	$2,986,412	$2,379,504

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand	186,834	193,581
Interest-bearing demand	448,611	268,063
Savings and money market	725,049	701,835
Time	668,463	633,186

Total deposits	2,028,957	1,796,665
Federal Home Loan Bank advances	475,644	312,504
Repurchase agreement	25,000	25,000
Other borrowings	10,000	10,000
Accrued interest payable	1,986	1,884
Other liabilities	50,894	27,769

Total liabilities	2,592,481	2,173,822

Commitments and contingent liabilities	—	—

Shareholders’ equity
Common stock, $.01 par value; 90,000,000 shares authorized; 34,864,800 shares issued — September 30, 2010 and 30,496,710 shares issued — December 31, 2009	349	305
Additional paid-in capital	289,125	118,254
Retained earnings	120,029	111,188
Accumulated other comprehensive income	5,975	3,802
Unearned Employee Stock Ownership Plan (ESOP) shares; 2,332,150 shares at September 30, 2010 and 854,906 shares at December 31, 2009	(21,213)	(6,159)
Treasury stock, at cost; 25,309 shares at September 30, 2010 and 1,279,801 at December 31, 2009	(334)	(21,708)

Total shareholders’ equity	393,931	205,682

Total liabilities and shareholders’ equity	$2,986,412	$2,379,504

See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest and dividend income
Loans, including fees	$22,953	$20,930	$64,921	$62,664
Taxable securities	6,656	4,907	17,642	17,362
Nontaxable securities	410	128	1,073	300
Interest-bearing deposits in other financial institutions	67	315	344	543
Federal Home Loan Bank stock	15	7	47	10

	30,101	26,287	84,027	80,879

Interest expense
Deposits	8,316	8,545	23,834	26,404
Federal Home Loan Bank advances	2,910	3,421	9,071	10,782
Federal Reserve Bank advances	—	—	—	29
Repurchase agreement	205	206	610	502
Other borrowings	151	—	449	—

	11,582	12,172	33,964	37,717

Net interest income	18,519	14,115	50,063	43,162
Provision for loan losses	756	1,775	3,790	4,711

Net interest income after provision for loan losses	17,763	12,340	46,273	38,451

Non-interest income
Service charges and fees	4,694	4,820	13,838	14,128
Brokerage fees	110	90	325	229
Net gain on sale of loans	3,697	3,797	9,517	12,834
Loan servicing fees	61	82	184	183
Bank-owned life insurance income	135	103	305	444
Fair value adjustment on mortgage servicing rights	(99)	109	(9)	(102)
Impairment of collateralized debt obligations (all credit)	—	—	—	(12,246)
Gain on sale of available for sale securities	—	—	—	2,377
Gain (loss) on sale of foreclosed assets	(24)	495	(335)	219
Gain (loss) on disposition of assets	—	(96)	(30)	(1,038)
Other	480	335	984	1,344

	9,054	9,735	24,779	18,372

Non-interest expense
Salaries and employee benefits	11,843	11,451	34,476	35,655
Advertising	280	286	878	975
Occupancy and equipment	1,520	1,474	4,467	4,538
Outside professional services	648	460	1,591	1,425
Regulatory assessments	819	844	2,409	3,250
Data processing	1,036	1,085	3,081	3,127
Office operations	1,458	1,456	4,337	4,424
Deposit processing charges	196	203	559	666
Lending and collection	240	225	715	672
Other	660	485	1,706	1,579

	18,700	17,969	54,219	56,311

Income before income tax expense	8,117	4,106	16,833	512
Income tax expense	2,709	1,213	5,524	206

Net income	$5,408	$2,893	$11,309	$306

Earnings per share:
Basic	$0.17	$0.10	$0.38	$0.01

Diluted	$0.17	$0.10	$0.38	$0.01

See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income	$5,408	$2,893	$11,309	$306

Other comprehensive income:

Change in unrealized gains (losses) on securities available for sale	1,469	633	3,325	(955)
Reclassification of amount realized through impairment charges	—	—	—	12,246
Reclassification of amount realized through sale of securities	—	—	—	(2,377)
Tax effect	(509)	(219)	(1,152)	(2,104)

Other comprehensive income, net of tax	960	414	2,173	6,810

Comprehensive income	$6,368	$3,307	$13,482	$7,116

See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollar amounts in thousands, except share and per share data)

				Accumulated
		Additional		Other	Unearned		Total
	Common	Paid-In	Retained	Comprehensive	ESOP	Treasury	Shareholders’
	Stock	Capital	Earnings	Income (Loss)	Shares	Stock	Equity
For the nine months ended September 30, 2009
Balance at January 1, 2009	$305	$115,920	$108,332	$(1,613)	$(7,097)	$(21,708)	$194,139
Cumulative effect of change in accounting principle, initial application of other-than-temporary impairment guidance, net of tax	—	—	2,843	(2,843)	—	—	—
ESOP shares earned, 98,431 shares	—	277	—	—	704	—	981
Share-based compensation expense	—	1,387	—	—	—	—	1,387
Adjustment to deferred tax asset for difference between fair value of vested restricted stock and expense booked	—	(136)	—	—	—	—	(136)
Dividends declared ($0.18 per share)	—	—	(1,934)	—	—	—	(1,934)
Comprehensive income:
Net income	—	—	306	—	—	—	306
Change in unrealized gains (losses) on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings, net of reclassifications and taxes	—	—	—	7,101	—	—	7,101
Change in unrealized gains (losses) on securities available for sale, net of reclassifications and taxes	—	—	—	(291)	—	—	(291)

Total comprehensive income							7,116

Balance at September 30, 2009	$305	$117,448	$109,547	$2,354	$(6,393)	$(21,708)	$201,553

For the nine months ended September 30, 2010
Balance at January 1, 2010	$305	$118,254	$111,188	$3,802	$(6,159)	$(21,708)	$205,682
ESOP shares earned, 111,343 shares	—	321	—	—	832	—	1,153
Share-based compensation expense	—	1,367	—	—	—	—	1,367
Restricted stock forfeiture	—	334	—	—	—	(334)	—
Treasury stock purchased at cost, 25,634 shares	—	—	—	—	—	(407)	(407)
Dividends declared ($0.14 per share)[1]	—	—	(2,468)	—	—	—	(2,468)
Items relating to Conversion and stock offering:
Merger of ViewPoint MHC pursuant to reorganization	—	207	—	—	—	—	207
Treasury stock retired pursuant to reorganization (1,305,435 shares)	(13)	(22,102)	—	—	—	22,115	—
Cancellation of ViewPoint MHC shares (14,183,812 shares)	(142)	142
Proceeds from stock offering (19,857,337 shares), net of expense of $7,773	199	190,602	—	—	—	—	190,801
Purchase of shares by ESOP pursuant to reorganization (1,588,587 shares)	—	—	—	—	(15,886)	—	(15,886)
Comprehensive income:
Net income	—	—	11,309	—	—	—	11,309
Change in unrealized gains (losses) on securities available for sale, net of reclassifications and taxes	—	—	—	2,173	—	—	2,173

Total comprehensive income							13,482

Balance at September 30, 2010	$349	$289,125	$120,029	$5,975	$(21,213)	$(334)	$393,931

[1]	See Note 4 — Dividends
See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities
Net income	$11,309	$306
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	3,790	4,711
Depreciation and amortization	2,689	2,949
Premium amortization and accretion of securities, net	2,761	438
Gain on sale of available for sale securities	—	(2,377)
Impairment of collateralized debt obligations	—	12,246
ESOP compensation expense	1,153	981
Share-based compensation expense	1,367	1,387
Amortization of mortgage servicing rights	188	233
Net gain on loans held for sale	(9,517)	(12,834)
Loans originated or purchased for sale	(5,455,990)	(4,123,451)
Proceeds from sale of loans held for sale	5,217,496	3,946,053
FHLB stock dividends	(47)	(10)
Increase in bank-owned life insurance	(305)	(444)
Loss on disposition of property and equipment	219	2
Write off of leasehold improvements related to in-store location closings	—	217
Net loss (gain) on sales of other real estate owned	334	(226)
Valuation adjustment on mortgage servicing rights	9	102
Net change in deferred loan fees	(556)	(13)
Net change in accrued interest receivable	(1,334)	944
Net change in deferred tax asset	(1,194)	5,869
Net change in other assets	1,369	(8,258)
Net change in other liabilities	23,227	5,113

Net cash used in operating activities	(203,032)	(166,062)
Cash flows from investing activities
Available-for-sale securities:
Maturities, prepayments and calls	171,251	276,110
Purchases	(475,665)	(337,759)
Proceeds from sale of AFS securities	—	73,785
Held-to-maturity securities:
Maturities, prepayments and calls	46,030	38,881
Purchases	(60,472)	(120,825)
Net change in loans	992	116,137
(Purchase) redemption of FHLB stock	(6,755)	2,636
Purchases of premises and equipment	(1,359)	(7,695)
Proceeds from sale of fixed assets	—	9
Proceeds on sale of other real estate owned	3,516	2,409

Net cash provided by / (used in) investing activities	(322,462)	43,688
Cash flows from financing activities
Net change in deposits	232,292	189,991
Net proceeds from stock offering	190,801	—
Purchase of shares by ESOP pursuant to reorganization	(15,886)	—
Merger of ViewPoint MHC pursuant to reorganization	207	—
Proceeds from Federal Home Loan Bank advances	200,000	—
Repayments on Federal Home Loan Bank advances	(36,860)	(66,106)
Payment of dividends	(2,468)	(1,934)
Treasury stock purchased	(407)	—

Net cash provided by financing activities	567,679	121,951

Net change in cash and cash equivalents	42,185	(423)
Beginning cash and cash equivalents	55,470	32,513

Ending cash and cash equivalents	$97,655	$32,090

Supplemental cash flow information:
Interest paid	$33,862	$37,514
Income taxes paid	$4,310	$1,790
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$3,417	$1,861
See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
1. Basis of Financial Statement Presentation
The accompanying consolidated financial statements of ViewPoint Financial Group, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal and recurring adjustments which are considered necessary to fairly present the results for the interim periods presented have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in ViewPoint Financial Group’s 2009 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year.
In preparing the financial statements, management is required to make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Company in preparation of its consolidated financial statements, refer to ViewPoint Financial Group’s 2009 Annual Report on Form 10-K.
The accompanying Unaudited Consolidated Interim Financial Statements include the accounts of ViewPoint Financial Group, Inc., whose business primarily consists of the operations of its wholly owned subsidiary, ViewPoint Bank (the “Bank”). The Bank’s operations include its wholly owned subsidiary, ViewPoint Bankers Mortgage, Inc. (“VPBM”). All significant intercompany transactions and balances are eliminated in consolidation. Some items in prior years have been reclassified to conform to current presentation.
On July 6, 2010, the Company completed its conversion from the mutual holding company structure and related public stock offering, so that it is now a stock holding company that is wholly owned by public shareholders. Please see Note 2 — Share Transactions for more information. All share and per share information in this report for periods prior to the Conversion has been revised to reflect the 1.4:1 conversion ratio on publicly traded shares, which resulted in a 4,287,752 increase in outstanding shares.
2. Share Transactions
The Company, a Maryland corporation, was organized by ViewPoint MHC (“the MHC”), ViewPoint Financial Group and ViewPoint Bank to facilitate the “second-step” conversion of ViewPoint Bank from the mutual holding company structure to the stock holding company structure (the “Conversion”). Upon consummation of the Conversion, which occurred on July 6, 2010, the Company became the holding company for ViewPoint Bank and now owns all of the issued and outstanding shares of ViewPoint Bank’s common stock. As part of the Conversion, shares of the Company’s common stock were issued and sold in an offering to certain depositors of ViewPoint Bank and others. Concurrent with the offering, each share of ViewPoint Financial Group’s common stock owned by public shareholders was exchanged for 1.4 shares of the Company’s common stock, with cash being paid in lieu of issuing any fractional shares.
The Company sold a total of 19,857,337 shares of common stock in the offering at $10.00 per share. Proceeds from the offering, net of $7,773 in expenses, totaled $190,800. The Company used $15,886 of the proceeds to fund the Employee Stock Ownership Plan (“ESOP”). All share and per share information in this report for periods prior to the Conversion has been revised to reflect the 1.4:1 conversion ratio on publicly traded shares, which resulted in a 4,287,752 increase in outstanding shares.
3. Earnings per Common Share
Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unvested restricted stock awards. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock awards and options) were exercised or converted to common stock, or resulted in the issuance of common stock that then shared in the Company’s earnings. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unexercised stock options and unvested restricted stock awards. The dilutive effect of the unexercised stock options and unvested restricted stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. Unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method of earnings per share calculation is described in Accounting Standards Codification (“ASC”) 260-10-45-60B. The two-class method calculation for the three and nine month periods ended September 30, 2010, and 2009 had no impact on the earnings per common share for these periods. A reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation for the three and nine months ended September 30, 2010 and 2009 is as follows. All share and per share information in this report for periods prior to the Conversion has been revised to reflect the 1.4:1 conversion ratio on publicly traded shares, which resulted in a 4,287,752 increase in outstanding shares. (Please see Note 2- Share Transactions for more information.)

VIEWPOINT FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic
Net income	$5,408	$2,893	$11,309	$306

Weighted average common shares outstanding	34,555,356	29,216,909	31,012,378	29,216,909
Less: Average unallocated ESOP shares	(2,275,964)	(909,352)	(1,315,369)	(941,840)
Average unvested restricted stock awards	(234,074)	(364,165)	(301,227)	(424,935)

Average shares	32,045,318	27,943,392	29,395,782	27,850,134

Basic earnings per common share	$0.17	$0.10	$0.38	$0.01

Diluted
Net income	$5,408	$2,893	$11,309	$306

Weighted average common shares outstanding for basic earnings per common share	32,045,318	27,943,392	29,395,782	27,850,134
Add: Dilutive effects of assumed exercises of stock options	—	—	—	—

Average shares and dilutive potential common shares	32,045,318	27,943,392	29,395,782	27,850,134

Diluted earnings per common share	$0.17	$0.10	$0.38	$0.01

Stock options outstanding for 460,495 and 298,140 shares of common stock outstanding were not considered in computing diluted earnings per share for the three and nine months ended September 30, 2010 and 2009, respectively, because the options’ exercise prices were greater than the average market price of the common stock and were, therefore, anti-dilutive.
4. Dividends
On January 21, 2010, prior to the Conversion, ViewPoint Financial Group’s Board of Directors declared a quarterly cash dividend of $0.05 per share. The dividend was paid on February 18, 2010, to shareholders of record as of February 4, 2010. On April 22, 2010, prior to the Conversion, ViewPoint Financial Group’s Board of Directors declared a quarterly cash dividend of $0.05 per share. The dividend was paid on May 20, 2010, to shareholders of record as of May 6, 2010.

VIEWPOINT FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
On July 22, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.04 per share. The dividend was paid on August 19, 2010, to the Company’s shareholders of record as of August 5, 2010. The $0.04 per share cash dividend represents a 12% increase over the dividend paid by ViewPoint Financial Group in the second quarter, once the $0.05 per share second quarter dividend is adjusted by the 1.4:1 conversion ratio applied to ViewPoint Financial Group shares as part of the Conversion. For dividend payments prior to the Conversion, the MHC owned 57% of the common stock of ViewPoint Financial Group and elected to waive these dividends after filing a notice with, and receiving no objection from, the Office of Thrift Supervision.
5. Share-Based Compensation
In May 2007, ViewPoint Financial Group’s shareholders approved the ViewPoint Financial Group 2007 Equity Incentive Plan, which was assumed by the Company in connection with the Conversion. The Company is accounting for this plan under ASC 718, Compensation — Stock Compensation, which requires companies to record compensation cost for share-based payment transactions with employees in return for employment service. Under this plan, 1,624,690 options to purchase shares of common stock and 649,877 restricted shares of common stock were made available.
The compensation cost that has been charged against income for the restricted stock portion of the Equity Incentive Plan was $340 and $400 for the three months ended September 30, 2010 and 2009, respectively. The compensation cost that has been charged against income for the stock option portion of the Equity Incentive Plan was $102 and $79 for the three months ended September 30, 2010 and 2009, respectively. The total income tax benefit recognized in the income statement for share-based compensation was $155 and $163 for the three months ended September 30, 2010 and 2009, respectively.
The compensation cost that has been charged against income for the restricted stock portion of the Equity Incentive Plan was $1,126 and $1,186 for the nine months ended September 30, 2010 and 2009, respectively. The compensation cost that has been charged against income for the stock option portion of the Equity Incentive Plan was $241 and $201 for the nine months ended September 30, 2010 and 2009, respectively. The total income tax benefit recognized in the income statement for share-based compensation was $478 and $472 for the nine months ended September 30, 2010 and 2009, respectively.
A summary of the status of the non-vested shares of the restricted stock portion of the Equity Incentive Plan at September 30, 2010, is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2010	364,161	$13.15
Granted	—	—
Vested	(120,459)	13.16
Forfeited	(25,309)	13.19

Non-vested at September 30, 2010	218,393	$13.14

The grant date fair value is based on the last sale price as quoted on the NASDAQ Stock Market on the grant date. As of September 30, 2010, there was $2,347 of total unrecognized compensation expense related to non-vested shares awarded under the restricted stock portion of the Equity Incentive Plan. That expense is expected to be recognized over a weighted-average period of 1.7 years.

VIEWPOINT FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
A summary of the activity under the stock option portion of the Equity Incentive Plan as of September 30, 2010, and changes for the nine months then ended is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at January 1, 2010	366,376	$12.25	8.1	$—
Granted	117,072	11.08	10.0	—
Exercised	—	—	—	—
Forfeited	(22,953)	11.35	—	—

Outstanding at September 30, 2010	460,495	$12.00	7.9	$—

Fully vested and expected to vest	416,051	$12.15	7.7	$—

Exercisable at September 30, 2010	56,459	$13.12	6.7	$—

As of September 30, 2010, there was $718 of total unrecognized compensation expense related to non-exercisable shares awarded under the stock option portion of the Equity Incentive Plan. That expense is expected to be recognized over a weighted-average period of 2.5 years. At September 30, 2010, the Company used a forfeiture rate of 11% that is based on historical activity.
6. Loans
Loans (excluding loans held for sale) consist of the following:

	September 30,	December 31,
	2010	2009
Real estate loans:
One- to four-family	$392,782	$420,934
Commercial real estate	486,425	453,604
One- to four-family construction	11,457	6,195
Commercial construction	502	879
Home equity	115,119	117,139

Total real estate loans	1,006,285	998,751

Automobile indirect loans	2,698	10,711
Automobile direct loans	45,064	57,186
Government-guaranteed student loans	4,571	5,818
Commercial non-mortgage loans	36,492	27,983
Consumer lines of credit and unsecured loans	14,296	14,781
Other consumer loans, secured	6,305	6,399

Total non-real estate loans	109,426	122,878

Gross loans	1,115,711	1,121,629
Deferred net loan origination fees	(604)	(1,160)
Allowance for loan losses	(14,591)	(12,310)

Net loans	$1,100,516	$1,108,159

VIEWPOINT FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Activity in the allowance for loan losses was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Beginning balance	$14,315	$9,996	$12,310	$9,068

Provision for loan losses	756	1,775	3,790	4,711
Loans charged-off	(563)	(950)	(1,809)	(3,300)
Recoveries	83	134	300	476

Ending balance	$14,591	$10,955	$14,591	$10,955

7. Securities
The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2010	Cost	Gains	Losses	Fair Value
U.S. government and federal agency	$44,998	$197	$—	$45,195
Agency residential mortgage-backed securities	352,579	5,748	(314)	358,013
Agency residential collateralized mortgage obligations	377,663	4,691	(1,198)	381,156
SBA pools	5,359	21	—	5,380

Total securities	$780,599	$10,657	$(1,512)	$789,744

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2009	Cost	Gains	Losses	Fair Value
U.S. government and federal agency	$47,994	$—	$(556)	$47,438
Agency residential mortgage-backed securities	197,437	4,377	(187)	201,627
Agency residential collateralized mortgage obligations	226,242	3,588	(1,329)	228,501
SBA pools	6,565	—	(73)	6,492

Total securities	$478,238	$7,965	$(2,145)	$484,058

VIEWPOINT FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
The amortized cost, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2010	Cost	Gains	Losses	Fair Value
U.S. government and federal agency	$9,996	$225	$—	$10,221
Agency residential mortgage-backed securities	156,565	7,407	—	163,972
Agency residential collateralized mortgage obligations	57,764	2,809	—	60,573
Municipal bonds	44,134	2,718	—	46,852

Total securities	$268,459	$13,159	$—	$281,618

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2009	Cost	Gains	Losses	Fair Value
U.S. government and federal agency	$14,991	$140	$—	$15,131
Agency residential mortgage-backed securities	154,013	4,555	(175)	158,393
Agency residential collateralized mortgage obligations	56,414	978	(2)	57,390
Municipal bonds	29,306	698	(104)	29,900

Total securities	$254,724	$6,371	$(281)	$260,814

During the nine months ended September 30, 2009, the Company recognized a $12,246 pre-tax charge for the other-than-temporary decline in the fair value of collateralized debt obligations, which occurred prior to their sale. This charge was determined by applying an ASC 325-40 discounted cash flow analysis, which included estimates based on current sales price data, to the securities and reducing their value to fair value. As required by ASC 325-40, when an adverse change in estimated cash flows has occurred, the credit component of the unrealized loss must be recognized as a charge to earnings. The analysis of all collateralized debt obligations included a review of the financial condition of each of the issuers, with issuer specific and non-specific estimates of future deferrals, defaults, recoveries, and prepayments of principal being factored into the analysis. Prior to the date of sale, no actual loss of principal or interest had occurred.
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

VIEWPOINT FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
The table below presents a reconciliation of the credit portion of other-than-temporary impairment charges relating to the collateralized debt obligations for the nine month period ended September 30, 2009. There were no other-than-temporary impairment charges during the nine month period ended September 30, 2010.

	September 30,
	2009
Beginning balance, January 1, 2009	$9,408	(1)
Additional credit losses not recorded previously	12,246
Reductions for securities sold	(21,654)

Ending balance, September 30, 2009	$—

(1)	Reduced by $4.4 million due to adoption of new accounting guidance for other-than-temporary impairment as discussed above
The fair value of debt securities and carrying amount, if different, at September 30, 2010, by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.

			Available
	Held to maturity		for sale
	Carrying
	Amount	Fair Value	Fair Value
Due in one year or less	$—	$—	$—
Due from one to five years	11,637	11,964	—
Due from five to ten years	8,987	9,747	45,539
Due after ten years	33,506	35,362	5,036

Securities due at a single maturity date	54,130	57,073	50,575
Agency residential mortgage-backed securities	156,565	163,972	358,013
Agency residential collateralized mortgage obligations	57,764	60,573	381,156

Total	$268,459	$281,618	$789,744

Public fund certificates totaled $368.6 million at September 30, 2010, and were pledged by securities with a market value of $422.5 million as of September 30, 2010.

VIEWPOINT FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Securities available for sale with unrealized losses at September 30, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows. There were no held to maturity securities with unrealized losses at September 30, 2010.

Available for Sale	Less than 12 Months			12 Months or More			Total
Description of Securities		Unrealized			Unrealized			Unrealized
September 30, 2010	Fair Value	Loss	Number	Fair Value	Loss	Number	Fair Value	Loss	Number

Agency residential mortgage-backed securities	$54,411	$(314)	12	$—	$—	—	$54,411	$(314)	12
Agency residential collateralized mortgage obligations	55,386	(1,020)	8	33,634	(178)	11	89,020	(1,198)	19

Total temporarily impaired	$109,797	$(1,334)	20	$33,634	$(178)	11	$143,431	$(1,512)	31

The unrealized losses at September 30, 2010 are due to changes in market interest rates since the date of purchase that have adversely affected the market values of those securities. The unrealized losses are not due to adverse changes in the credit risk of any securities.
Securities available for sale and held to maturity with unrealized losses at December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows.

Held to Maturity	Less than 12 Months		12 Months or More		Total
Description of Securities		Unrealized		Unrealized		Unrealized
December 31, 2009	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

Agency residential mortgage-backed securities	$30,231	$(175)	$—	$—	$30,231	$(175)
Agency residential collateralized mortgage obligations	4	—	687	(2)	691	(2)
Municipal bonds	4,333	(104)	—	—	4,333	(104)

Total temporarily impaired	$34,568	$(279)	$687	$(2)	$35,255	$(281)

Available for Sale	Less than 12 Months		12 Months or More		Total
Description of Securities		Unrealized		Unrealized		Unrealized
December 31, 2009	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

U.S. Government and federal agency	$47,438	$(556)	$—	$—	$47,438	$(556)
Agency residential mortgage-backed securities	40,651	(187)	—	—	40,651	(187)
Agency residential collateralized mortgage obligations	3,793	(32)	89,956	(1,297)	93,749	(1,329)
SBA pools	—	—	6,492	(73)	6,492	(73)

Total temporarily impaired	$91,882	$(775)	$96,448	$(1,370)	$188,330	$(2,145)

8. Fair Value Disclosures
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

VIEWPOINT FINANCIAL GROUP, INC. AND SUBSIDIARY
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
The Company elected the fair value option for certain residential mortgage loans held for sale originated after May 1, 2010 in accordance with Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” as of May 1, 2010 (as codified in ASC 825.) This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC 815, “Derivatives and Hedging.” The Company has not elected the fair value option for other loans held for sale primarily because they are not economically hedged using derivative instruments. Fair values of certain loans held for sale are based on traded market prices of similar assets, where available, and/or discounted cash flows at market interest rates. At September 30, 2010, certain loans held for sale for which the fair value option was elected had an aggregate fair value of $24,258 and an aggregate outstanding principal balance of $23,927 and were recorded in loans held for sale in the consolidated balance sheet. Interest income on certain mortgage loans held for sale is recognized based on contractual rates and reflected in interest income on loans held for sale in the consolidated income statement. Net gains of $1,301 resulting from changes in fair value of these loans were recorded in mortgage income during the third quarter of 2010, offset by economic hedging activities in the amount of $1,004.
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

VIEWPOINT FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2010, Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	September 30, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. government and federal agency	$45,195	$—	$45,195	$—
Agency residential mortgage-backed securities	358,013	—	358,013	—
Agency residential collateralized mortgage obligations	381,156	—	381,156	—
SBA pools	5,380	—	5,380	—

Total securities available for sale	$789,744	$—	$789,744	$—

Mortgage loans held for sale	24,258	—	24,258	—
Derivative instruments	223	—	223	—

Liabilities:
Derivative instruments	(89)	—	(89)	—

		Fair Value Measurements at December 31, 2009, Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	December 31, 2009	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets:
U.S. government and federal agency	$47,438	$—	$47,438	$—
Agency residential mortgage-backed securities	201,627	—	201,627	—
Agency residential collateralized mortgage obligations	228,501	—	228,501	—
SBA pools	6,492	—	6,492	—

Total securities available for sale	$484,058	$—	$484,058	$—

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2009. There were no assets measured at fair value on a recurring basis using Level 3 inputs for the nine months ended September 30, 2010.

Beginning balance, January 1, 2009	$7,940
Adjustment due to adoption of ASC 320-10-65, non-credit portion of impairment previously recorded	4,351
Proceeds from sale of securities	(224)
Total gains or losses (realized /unrealized)
Included in earnings
Interest income on securities	159
Impairment of collateralized debt obligations (all credit)	(12,246)
Gains (losses) on sale of securities	20
Included in other comprehensive income	—

Ending balance, September 30, 2009	$—

VIEWPOINT FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2010, Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	September 30, 2010	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets:
Impaired loans	$15,837	$—	$—	$15,837
Other real estate owned	2,870	—	2,219	651

		Fair Value Measurements at December 31, 2009, Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	December 31, 2009	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets:
Impaired loans	$11,854	$—	$—	$11,854
Other real estate owned	3,917	—	3,517	400
Impaired loans, which primarily consist of one- to four-family residential, home equity, commercial real estate and commercial non-mortgage loans, are measured for impairment using the fair value of the collateral (as determined by third party appraisals using recent comparative sales data and other measures) for collateral dependent loans. Impaired loans at September 30, 2010, had a carrying amount of $15,837, which is made up of the outstanding balance of $17,621, net of a valuation allowance of $1,784. Impaired loans with an allocated allowance for loan losses at December 31, 2009, had a carrying amount of $11,854 which is made up of the outstanding balance of $12,592, net of a valuation allowance of $738.
At September 30, 2010, other real estate owned, which is measured at the lower of book or fair value less costs to sell, had a net book value of $2,870, which is made up of the outstanding balance of $3,315, net of a valuation allowance of $445, resulting in net write-downs of $470 for the nine months ended September 30, 2010. At December 31, 2009, other real estate owned had a net book value of $3,917, which is made up of the outstanding balance of $3,954, net of a valuation allowance of $37, resulting in net write-downs of $188 for the year ended December 31, 2009.
Activity for other real estate owned for the nine months ended September 30, 2010, and the related valuation allowance follows:

Other real estate owned:
Balance at January 1, 2010	$3,917
Transfers in at fair value	3,274
Change in valuation allowance	(408)
Sale of property (gross)	(3,913)

Balance at September 30, 2010	$2,870

Valuation allowance:
Balance at January 1, 2010	$37
Sale of property	(62)
Valuation adjustment	470

Balance at September 30, 2010	$445

VIEWPOINT FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Carrying amount and estimated fair values of financial instruments were as follows:

	September 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets
Cash and cash equivalents	$97,655	$97,655	$55,470	$55,470
Securities available for sale	789,744	789,744	484,058	484,058
Securities held to maturity	268,459	281,618	254,724	260,814
Loans held for sale	589,442	590,176	341,431	342,663
Loans, net	1,100,516	1,100,752	1,108,159	1,105,979
Federal Home Loan Bank stock	20,943	N/A	14,147	N/A
Bank-owned life insurance	28,422	28,422	28,117	28,117
Accrued interest receivable	9,433	9,433	8,099	8,099
Derivative instruments	223	223	—	—

Financial liabilities
Deposits	$2,028,957	$2,042,121	$1,796,665	$1,771,080
Federal Home Loan Bank advances	475,644	493,639	312,504	319,052
Repurchase agreement	25,000	28,053	25,000	25,277
Other borrowings	10,000	10,000	10,000	10,000
Accrued interest payable	1,986	1,986	1,884	1,884
Derivative instruments	(89)	(89)	—	—
The methods and assumptions used to estimate fair value are described as follows:
Estimated fair value is the carrying amount for cash and cash equivalents, bank-owned life insurance and accrued interest receivable and payable. For loans, fair value is based on discounted cash flows using current market offering rates, estimated life, and applicable credit risk. For deposits and borrowings, fair value is calculated using the Federal Home Loan Bank (“FHLB”) advance curve to discount cash flows for the estimated life for deposits and according to the contractual repayment schedule for borrowings. Fair value of debt is based on discounting the estimated cash flows using the current rate at which similar borrowings would be made with similar terms and remaining maturities. It was not practicable to determine the fair value of FHLB stock due to restrictions on its transferability. The fair value of off-balance sheet items is based on the current fees or costs that would be charged to enter into or terminate such arrangements and are not considered significant to this presentation.
9. Derivative Financial Instruments
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

VIEWPOINT FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
The following table provides the outstanding notional balances and fair values of outstanding positions for the dates indicated, and recorded gains (losses) during the periods indicated.

		Outstanding
	Expiration	Notional		Recorded
September 30, 2010	Dates	Balance	Fair Value	Gains/(Losses)
Other Assets
IRLCs	2010	$30,488	$223	$223
Loan sale commitments	2010	6,624	71	1,440
Payables and accrued liabilities
Forward mortgage-backed securities trades	2010	28,000	(89)	(1,306)
10. Income Taxes
The Company’s effective tax rates for the three months ended September 30, 2010 and September 30, 2009, respectively, were 33.37% and 29.54%. The Company’s effective tax rates for the nine months ended September 30, 2010 and September 30, 2009, respectively, were 32.82% and 40.23%. The net deferred tax assets totaled $4,644 and $5,084 at September 30, 2010 and December 31, 2009, respectively. No valuation allowance was provided on deferred tax assets as of September 30, 2010 or December 31, 2009, as the Company concluded the deferred tax assets are more likely than not to be realized.
11. Repurchase Agreement
In April 2008, the Company entered into a ten-year term structured repurchase callable agreement with Credit Suisse Securities (U.S.A.) LLC for $25,000 to leverage the balance sheet and reduce the cost of funds. The interest rate was fixed at 1.62% for the first year of the agreement. After the first year, the interest rate adjusts quarterly to 6.25% less the three month Libor rate, subject to a lifetime cap of 3.22%. The rate was 3.22% at September 30, 2010. The securities sold under agreements to repurchase had an average balance of $32,109 and an average interest rate of 1.93% during the three months ended September 30, 2010, and an average balance of $31,981 and an average interest rate of 1.79% during the nine months ended September 30, 2010. The maximum month-end balance during the nine months ended September 30, 2010 was $34,053. At maturity, the securities underlying the agreement are returned to the Company. The fair value of these securities sold under agreements to repurchase was $35,006 at September 30, 2010. The Company retains the right to substitute securities under the terms of the agreements.

VIEWPOINT FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
12. Segment Information
The reportable segments are determined by the products and services offered, primarily distinguished between banking and VPBM, our mortgage banking subsidiary. Loans, investments and deposits generate the revenues in the banking segment; secondary marketing sales primarily generate the revenue in the VPBM segment. Segment performance is evaluated using segment profit (loss). Information reported internally for performance assessment for the three and nine months ended September 30, 2010 and 2009 follows:

	Three Months Ended
	September 30, 2010
				Total
			Eliminations	Segments
			and	(Consolidated
	Banking	VPBM	Adjustments[1]	Total)
Results of Operations:
Total interest income	$30,014	$693	$(606)	$30,101
Total interest expense	(11,645)	(606)	669	(11,582)
Provision for loan losses	(748)	(8)	—	(756)

Net interest income after provision for loan losses	17,621	79	63	17,763
Other revenue	5,788	—	(431)	5,357
Net gain (loss) on sale of loans	(761)	4,458	—	3,697
Total non-interest expense	(14,561)	(3,917)	(222)	(18,700)

Income before income tax expense	8,087	620	(590)	8,117
Income tax expense	(2,480)	(209)	(20)	(2,709)

Net income	$5,607	$411	$(610)	$5,408

Segment assets	$2,986,322	$65,743	$(65,653)	$2,986,412
Noncash items:
Net gain (loss) on sale of loans	(761)	4,458	—	3,697
Depreciation	(683)	(78)	—	(761)
Provision for loan losses	(748)	(8)	—	(756)

	Three Months Ended
	September 30, 2009
				Total
			Eliminations	Segments
			and	(Consolidated
	Banking	VPBM	Adjustments[1]	Total)
Results of Operations:
Total interest income	$26,238	$552	$(503)	$26,287
Total interest expense	(12,270)	(462)	560	(12,172)
Provision for loan losses	(1,775)	—	—	(1,775)

Net interest income after provision for loan losses	12,193	90	57	12,340
Other revenue	5,965	(2)	(25)	5,938
Net gain (loss) on sale of loans	(127)	3,924	—	3,797
Total noninterest expense	(13,882)	(4,021)	(66)	(17,969)

Income (loss) before income tax expense	4,149	(9)	(34)	4,106
Income tax expense	(1,199)	(14)	—	(1,213)

Net income (loss)	$2,950	$(23)	$(34)	$2,893

Segment assets	$2,351,590	$35,946	$(37,709)	$2,349,827
Noncash items:
Net gain (loss) on sale of loans	(127)	3,924	—	3,797
Depreciation	(869)	(59)	—	(928)
Provision for loan losses	(1,775)	—	—	(1,775)

[1]	Includes eliminating entries for intercompany transactions and stand-alone expenses of the Company

VIEWPOINT FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

	Nine Months Ended
	September 30, 2010
				Total
			Eliminations	Segments
			and	(Consolidated
	Banking	VPBM	Adjustments[1]	Total)
Results of Operations:
Total interest income	$83,751	$1,699	$(1,423)	$84,027
Total interest expense	(33,903)	(1,424)	1,363	(33,964)
Provision for loan losses	(3,725)	(65)	—	(3,790)

Net interest income after provision for loan losses	46,123	210	(60)	46,273
Other revenue	15,216	—	46	15,262
Net gain (loss) on sale of loans	(1,228)	10,745	—	9,517
Total non-interest expense	(42,714)	(11,106)	(399)	(54,219)

Income (loss) before income tax (expense) benefit	17,397	(151)	(413)	16,833
Income tax (expense) benefit	(5,666)	46	96	(5,524)

Net income (loss)	$11,731	$(105)	$(317)	$11,309

Segment assets	$2,986,322	$65,743	$(65,653)	$2,986,412
Noncash items:
Net gain (loss) on sale of loans	(1,228)	10,745	—	9,517
Depreciation	(2,100)	(219)	—	(2,319)
Provision for loan losses	(3,725)	(65)	—	(3,790)

	Nine Months Ended
	September 30, 2009
				Total
			Eliminations	Segments
			and	(Consolidated
	Banking	VPBM	Adjustments[1]	Total)
Results of Operations:
Total interest income	$81,609	$1,486	$(2,216)	$80,879
Total interest expense	(38,010)	(1,233)	1,526	(37,717)
Provision for loan losses	(4,711)	—	—	(4,711)

Net interest income after provision for loan losses	38,888	253	(690)	38,451
Other revenue	17,873	(3)	(86)	17,784
Net gain (loss) on sale of loans	(814)	13,648	—	12,834
Impairment of collateralized debt obligations	(12,246)	—	—	(12,246)
Total non-interest expense	(43,700)	(12,437)	(174)	(56,311)

Income before income tax (expense) benefit	1	1,461	(950)	512
Income tax (expense) benefit	281	(479)	(8)	(206)

Net income	$282	$982	$(958)	$306

Segment assets	2,351,590	35,946	(37,709)	2,349,827
Noncash items:
Net gain (loss) on sale of loans	(814)	13,648	—	12,834
Depreciation	(2,695)	(169)	—	(2,864)
Provision for loan losses	(4,711)	—	—	(4,711)

[1]	Includes eliminating entries for intercompany transactions and stand-alone expenses of the Company
13. FHLB Advances
At September 30, 2010, advances from the FHLB totaled $475,644 and had interest rates ranging from 0.13% to 6.81% with a weighted average rate of 2.43%. At September 30, 2010, the Company had $22,000 in variable rate FHLB advances; the remainder of FHLB advances at those dates had fixed rates.

VIEWPOINT FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Each advance is payable at its maturity date and is subject to prepayment penalties. The advances were collateralized by mortgage and commercial loans with FHLB collateral values of $678,170 under a blanket lien arrangement at September 30, 2010. Based on this collateral and unpledged securities safekept at FHLB, the Company is eligible to borrow an additional $672,843 at September 30, 2010. In addition, FHLB stock also secures debts to the FHLB. The current agreement provides for a maximum borrowing amount of approximately $1,148,612 at September 30, 2010.
At September 30, 2010, the advances mature as follows:

2011	$247,296
2012	69,297
2013	46,709
2014	20,248
2015	42,679
Thereafter	49,415

Total	$475,644

14. Subsequent Events
The Company is contemplating the potential restructuring of approximately $94 million in FHLB advances. The Company would prepay the amortizing advances with an average cost of 4.14% and replace them with new bullet advances at existing market rates, thus reducing interest expense and increasing the net interest margin. The relevant accounting guidance as defined in ASC 470-50, Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, will be applied to recognize the prepayment penalty as an increase to interest expense over the term of the advance.
15. Recent Accounting Developments
In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU requires entities to provide extensive disclosures in their financial statements about their financing receivables, including credit risk exposures and the allowance for credit losses. According to the ASU, an entity should provide disclosures on a disaggregated basis. The ASU defines two levels of disaggregation — portfolio segment and class of financing receivable. Entities with financing receivables will be required to disclose, among other things, a roll-forward of the allowance for credit losses, credit quality information such as credit risk scores or external credit agency ratings, impaired loan information, modification information, and nonaccrual and past due information. For public entities, the disclosures as of the end of the reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company will be including the updated credit quality and allowance for credit losses disclosures in its upcoming Annual Report on Form 10-K for the year ending December 31, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Private Securities Litigation Reform Act Safe Harbor Statement
When used in filings by the Company with the Securities and Exchange Commission (the “SEC”) in the Company’s press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “intends” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions, legislative changes, changes in policies by regulatory agencies, fluctuations in interest rates, the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses, the Company’s ability to access cost-effective funding, fluctuations in real estate values and both residential and commercial real estate market conditions, demand for loans and deposits in the Company’s market area, competition, changes in management’s business strategies and other factors set forth under Risk Factors in the ViewPoint Financial Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and in Item 1.A of this Form 10-Q, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to advise readers that the factors listed above could materially affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.
The Company does not undertake — and specifically declines any obligation — to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
Overview
On July 6, 2010, the Company became the holding company for ViewPoint Bank and owner of all of the issued and outstanding shares of ViewPoint Bank’s common stock. The Company, which is subject to regulation by the Office of Thrift Supervision (“OTS”), has no significant assets or liabilities other than all of the outstanding shares of common stock of the Bank, its loan to the ViewPoint Bank Employee Stock Ownership Plan, liquid assets and certain borrowings.
Our principal business consists of attracting retail deposits from the general public and the business community and investing those funds, along with borrowed funds, in permanent loans secured by first and second mortgages on owner-occupied, one- to four-family residences and on commercial real estate, as well as in secured and unsecured commercial non-mortgage and consumer loans. Additionally, we have an active program with mortgage banking companies that allows them to close one- to four-family real estate loans in their own name and temporarily finance their inventory of these closed loans until the loans are sold to investors approved by the Company (the “Warehouse Purchase Program”). We also offer brokerage services for the purchase and sale of non-deposit investment and insurance products through a third party brokerage arrangement.
Our operating revenues are derived principally from earnings on interest-earning assets, service charges and fees, and gains on the sale of loans. Our primary sources of funds are deposits, FHLB advances and other borrowings, and payments received on loans and securities. We offer a variety of deposit accounts that provide a wide range of interest rates and terms, generally including savings, money market, term certificate and demand accounts.
At September 30, 2010, the Company operated 23 community bank offices in the Dallas/Fort Worth Metroplex and 15 loan production offices located in Texas and Oklahoma. During the third quarter of 2010, the Company closed its mortgage loan production office located in Ennis, Texas. In October 2010, the Company opened a new mortgage loan production office in Austin, Texas.
In August 2010, Rick Robertson resigned as Executive Vice President and Chief Banking Officer of the Bank to accept the president/chief executive officer position with a community bank in Ohio. Mr. Robertson’s resignation was not a result of any disagreement with the Company regarding the Company’s operations, policies and practices.

In September 2010, the Company appointed Mark Williamson as Executive Vice President/Chief Credit Officer of the Bank. In this newly created position, Mr. Williamson heads the Bank’s credit administration group, including loan operations, credit analysis and loss mitigation, and oversees all credit policy matters.
Performance Highlights
•
Completion of Conversion and stock offering: The Company sold a total of 19,857,337 shares of common stock at $10.00 per share, netting proceeds after expenses of $190.8 million, and each share of ViewPoint Financial Group common stock owned by public shareholders was exchanged for 1.4 shares of the Company’s common stock.

•
Quarterly net income increased by $2.5 million, or 86.9%: Net income for the three months ended September 30, 2010, increased by $2.5 million, or 86.9%, to $5.4 million, compared to $2.9 million for the three months ended September 30, 2009.

•
NPA ratio declined 16 basis points from 0.85% at June 2010 to 0.69% at September 2010: Our non-performing assets to total assets ratio was 0.69% at September 30, 2010, outperforming the SNL Bank and Thrift industry index ratio of 2.45%.

•
Net charge-offs declined by 47%: Net charge-offs for the nine months ended September 30, 2010, decreased $1.3 million, or 46.6%, from the same period last year, and decreased $22,000, or 4.4%, from last quarter.

•	Continued loan growth: Increased Warehouse Purchase Program production helped gross loans (including loans held for sale) increase by $242.1 million, or 16.5%, from December 31, 2009.
•	Deposit growth of $232.3 million: Deposits increased by $232.3 million, or 12.9%, from December 31, 2009, primarily due to growth of $180.5 million in interest-bearing demand accounts.
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
Allowance for Loan Loss. The allowance for loan losses and related provision expense are susceptible to change if the credit quality of our loan portfolio changes, which is evidenced by many factors including charge-offs and non-performing loan trends. Generally, one- to four-family residential real estate lending has a lower credit risk profile compared to consumer lending (such as automobile or personal line of credit loans). Commercial real estate and non-mortgage lending, however, have higher credit risk profiles than consumer and one- to four- family residential real estate loans due to these loans being larger in amount and non-homogenous in structure and term. Changes in economic conditions, the mix and size of the loan portfolio and individual borrower conditions can dramatically impact our level of allowance for loan losses in relatively short periods of time. Management believes that the allowance for loan losses is maintained at a level that represents our best estimate of credit losses in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, our banking regulators periodically review our allowance for loan losses and may require us to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their review.
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

Other-Than-Temporary Impairments. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis and more frequently when economic, market, or security specific concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than amortized cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. The Company conducts regular reviews of the bond agency ratings of securities and considers whether the securities were issued by or have principal and interest payments guaranteed by the federal government or its agencies. These reviews focus on the underlying rating of the issuer and also include the insurance rating of securities that have an insurance component. The ratings and financial condition of the issuers are monitored, as well as the financial condition and ratings of the insurers.
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

During the past five years, we have successfully transitioned our lending activities from a predominantly consumer-driven model to become a more diversified consumer and business lender by emphasizing three key lending initiatives: our Warehouse Purchase Program, through which we fund third party mortgage bankers; residential mortgage lending through our own mortgage banking company; and commercial real estate lending. Additionally, we are diversifying our loan portfolio by increasing secured commercial and industrial lending to small to mid-size businesses in our market area. Loan diversification improves our earnings because commercial real estate and commercial and industrial loans generally have higher interest rates than residential mortgage loans. Another benefit of commercial lending is that it improves the sensitivity of our interest-earning assets because commercial loans typically have shorter terms than residential mortgage loans and in some cases have variable interest rates.

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

We offer a wide range of products and services that provide diversification of revenue sources and solidify our relationship with our customers. We focus on core retail and business deposits, including savings and checking accounts, that lead to long-term customer retention. Our Absolute Checking account product, which offers a higher rate of interest when electronic transaction volume and other requirements are satisfied, provides cost savings and drives fee revenue while providing what we believe to be a stable customer relationship. As part of our commercial lending process we cross-sell the entire business banking relationship, including non-interest- bearing deposits and business banking products, such as online cash management, treasury management, wires, and direct deposit /payment processing.

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

Comparison of Financial Condition at September 30, 2010, and December 31, 2009
General. Total assets increased by $606.9 million, or 25.5%, to $2.99 billion at September 30, 2010, from $2.38 billion at December 31, 2009. The increase in total assets was primarily due to a $305.7 million increase in securities available for sale and a $248.0 million increase in mortgage loans held for sale. Asset growth was funded by a $232.3 million increase in deposits, a $174.9 million increase in shareholders’ equity as a result of our stock offering and a $163.1 million increase in net FHLB advances.
Loans. Gross loans (including $589.4 million in mortgage loans held for sale) increased by $242.1 million, or 16.5%, from $1.46 billion at December 31, 2009 to $1.71 billion at September 30, 2010.

	September 30,	December 31,	Dollar	Percent
	2010	2009	Change	Change
	(Dollars in thousands)
Real estate loans:
One- to four- family	$392,782	$420,934	$(28,152)	(6.7%)
Commercial	486,425	453,604	32,821	7.2
Home equity	115,119	117,139	(2,020)	(1.7)
Construction	11,959	7,074	4,885	69.1
Loans held for sale	589,442	341,431	248,011	72.6

Total real estate loans	1,595,727	1,340,182	255,545	19.1

Other loans:
Consumer loans:
Automobile indirect	2,698	10,711	(8,013)	(74.8)
Automobile direct	45,064	57,186	(12,122)	(21.2)
Other secured	10,876	12,217	(1,341)	(11.0)
Lines of credit/unsecured	14,296	14,781	(485)	(3.3)

Total consumer loans	72,934	94,895	(21,961)	(23.1)

Commercial non-mortgage	36,492	27,983	8,509	30.4

Total loans	$1,705,153	$1,463,060	$242,093	16.5%

Mortgage loans held for sale increased by $248.0 million, or 72.6%, from December 31, 2009, and consisted of $539.8 million of Warehouse Purchase Program loans purchased for sale under our standard loan participation agreement and $49.6 million of loans originated for sale by our mortgage banking subsidiary, VPBM. Our Warehouse Purchase Program enables our mortgage banking company customers to close conforming one- to four-family real estate loans in their own name and temporarily finance their inventory of these closed loans until the loans are sold to investors approved by the Company. The Warehouse Purchase Program had 26 clients with approved maximum borrowing amounts ranging from $10.0 million to $30.0 million at September 30, 2010. During the third quarter of 2010, the average outstanding balance per client was $16.7 million. The Warehouse Purchase Program generated $713,000 in fee income for the quarter ended September 30, 2010, and also produced interest income of $5.2 million, which was an increase of $2.3 million from the quarter ended September 30, 2009. For the nine months ended September 30, 2010, the Warehouse Purchase Program generated $1.9 million in fee income and $12.1 million in interest income.

VPBM originated $135.5 million in one-to four-family mortgage loans during the three months ended September 30, 2010, and sold $107.0 million to investors, generating a net gain on sale of loans of $3.7 million. Also, $28.3 million in VPBM-originated loans were retained in our portfolio. One- to four- family mortgage loans held in portfolio declined by $28.2 million, or 6.7%, from December 31, 2009, since paydowns and maturities exceeded new loans added to the portfolio. For asset/liability and interest rate risk management, the Company follows guidelines set forth by the Company’s Asset/Liability Management Committee to determine whether to keep loans in portfolio or sell them with a servicing release premium. The Company evaluates price, yield and duration, and credit when determining the amount of loans sold or retained.
Commercial real estate loans increased by $32.8 million, or 7.2%, from December 31, 2009. Our commercial real estate portfolio consists almost exclusively of loans secured by existing, multi-tenanted commercial buildings. 89% of our commercial real estate loan balances are secured by properties located in Texas, a market that has not experienced the same level of economic pressures experienced in certain other geographic areas in the United States. The below table illustrates the geographic concentration of our commercial real estate portfolio at September 30, 2010:

Texas	89%
Oklahoma	4
Louisiana	2
California	2
Illinois	2
Other*	1

100%

*	Other consists of Arizona, Georgia, New Mexico, Nevada, Oregon and Washington
Consumer loans, including direct and indirect automobile, other secured installment loans, and unsecured lines of credit, decreased by $22.0 million, or 23.1%, from December 31, 2009. As a means to diversify our loan portfolio, we have continued to reduce our emphasis on direct automobile lending, and eliminated indirect automobile lending, and are instead focused on originating residential real estate and commercial loans. Nevertheless, we remain committed to meeting all of the banking needs of our customers, which includes offering them competitive consumer lending products.
At September 30, 2010, 68.6% of the loans in our loan portfolio, excluding loans held for sale, had a fixed rate. Of the $589.4 million of loans held for sale at September 30, 2010, $539.8 million are Warehouse Purchase Program loans that have a yield that is based on the daily LIBOR, with a floor of 2.50% per annum, plus a margin rate. The margin rate ranges between 1.88% and 2.57% per annum, which results in an effective minimum total rate for Warehouse Purchase Program loans of 4.38%.
ViewPoint Bankers Mortgage. At September 30, 2010, VPBM had total assets of $65.7 million, which primarily consisted of $49.6 million in one- to four- family mortgage loans held for sale. VPBM recorded net income of $411,000 for the three months ended September 30, 2010 compared to a net loss of $23,000 for the three months ended September 30, 2009. For the nine months ended September 30, 2010, VPBM had a net loss of $105,000, compared to net income of $982,000 for the nine months ended September 30, 2009. While year-to-date net income for the nine months ended September 30, 2010 was lower than the same period in 2009 due to decreased loan production and longer turn times for loan sales, net income for the quarter-to-date period was higher due to an increase in refinance volume during the third quarter of 2010 and improved loan pricing, as VPBM moved to mandatory pricing versus best efforts pricing. VPBM operates 13 loan production offices in Texas and one loan production office in Oklahoma.
Allowance for Loan Losses. The allowance for loan losses is maintained to cover losses that are estimated in accordance with U.S. generally accepted accounting principles. It is our estimate of credit losses in our loan portfolio. Our methodology for analyzing the allowance for loan losses consists of general and specific components.

For the general component, we stratify the loan portfolio into homogeneous groups of loans that possess similar loss potential characteristics and apply a loss ratio to these groups of loans to estimate the credit losses in the loan portfolio. We use both historical loss ratios and qualitative loss factors assigned to major loan collateral types to establish loss allocations. The historical loss ratio is generally defined as an average percentage of net annual loan losses to loans outstanding. Qualitative loss factors are based on management’s judgment of company-specific data and external economic indicators and how this information could impact the Company’s specific loan portfolios. The Allowance for Loan Loss Committee sets and adjusts qualitative loss factors by reviewing changes in loan composition and the seasonality of specific portfolios. The Committee also considers credit quality and trends relating to delinquency, non-performing and/or classified loans and bankruptcy within the Company’s loan portfolio when evaluating qualitative loss factors. Additionally, the Committee adjusts qualitative factors to account for the potential impact of external economic factors, including the unemployment rate, housing price, vacancy rates and inventory levels specific to our primary market area.
For the specific component, the allowance for loan losses on individually analyzed impaired loans includes commercial non-mortgage and one- to four-family and commercial real estate loans where management has concerns about the borrower’s ability to repay. Loss estimates include the negative difference, if any, between the current fair value of the collateral or the discounted cash flow and the loan amount due.
We are focused on maintaining our asset quality by applying strong underwriting guidelines to all loans we originate. Substantially all of our residential real estate loans are full-documentation, standard “A” type products. We do not offer any sub-prime loan products.
Delinquent Loans. The following table sets forth our loan delinquencies at September 30, 2010.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Loans Delinquent 60 Days or More
			Percent of			Percent of			Percent of
			Loan			Loan			Loan
	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
	(Dollars in thousands)
Real estate loans:
One- to four- family	14	$1,708	0.43%	21	$3,222	0.82%	35	$4,930	1.25%
Commercial	—	—	—	3	7,927	1.63	3	7,927	1.63
Home equity	6	343	0.30	5	247	0.21	11	590	0.51

Total real estate loans	20	2,051	0.20	29	11,396	1.13	49	13,447	1.33

Other loans:
Consumer loans:
Automobile indirect	4	15	0.56	14	83	3.08	18	98	3.64
Automobile direct	5	34	0.08	9	48	0.11	14	82	0.19
Other secured	1	12	0.11	1	3	0.03	2	15	0.14
Lines of credit/unsecured	2	12	0.08	19	92	0.64	21	104	0.72

Total consumer loans	12	73	0.10	43	226	0.31	55	299	0.41

Commercial non-mortgage	2	119	0.33	4	177	0.49	6	296	0.82

Total loans	34	$2,243	0.20%	76	$11,799	1.06%	110	$14,042	1.26%

Impaired loans as defined in ASC 310-10 were as follows:

	September 30, 2010	June 30, 2010	December 31, 2009
	(In Thousands)
Period-end loans with no allocated allowance for loan losses	$5,448	$7,008	$8,240
Period-end loans with allocated allowance for loan losses	12,173	12,080	4,352

Total	$17,621	$19,088	$12,592

Amount of the allowance for loan losses allocated to impaired loans at period-end	$1,784	$1,281	$738

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In Thousands)
Average balance of impaired loans during the period	$17,946	$12,208	$14,951	$8,344
Non-performing loans were as follows:

	September 30, 2010	June 30, 2010	December 31, 2009
	(In Thousands)
Loans past due over 90 days still on accrual	$—	$—	$—
Nonaccrual loans	17,549	15,817	11,675
Troubled debt restructurings	72	3,271	978

Total	$17,621	$19,088	$12,653

At September 30, 2010, nonaccrual loans consisted of the following loan types:

	Amount	Percent of Total
	(In Thousands)
Real estate loans:
One- to four-family	$5,792	33.01%
Commercial real estate	10,674	60.82
Home equity	334	1.90

Total real estate loans	16,800	95.73

Automobile indirect loans	92	0.52
Automobile direct loans	114	0.65
Commercial non-mortgage loans	424	2.42
Consumer secured loans	14	0.08
Consumer lines of credit and unsecured loans	105	0.60

Total non-real estate loans	749	4.27

Total nonaccrual loans	$17,549	100.00%

At September 30, 2010, troubled debt restructurings (not otherwise classified as nonaccrual) consisted of the following loan types:

	Amount	Percent of Total
	(In Thousands)
Real estate loans:
One- to four-family	$9	12.50%

Total real estate loans	9	12.50

Automobile indirect loans	7	9.72
Automobile direct loans	15	20.83
Commercial non-mortgage loans	29	40.28
Consumer lines of credit and unsecured loans	12	16.67

Total non-real estate loans	63	87.50

Total troubled debt restructurings	$72	100.00%

At September 30, 2010, $6.2 million of additional loans considered to be troubled debt restructurings were classified as nonaccrual, including $3.8 million in four commercial real estate loans.

At September 30, 2010, foreclosed assets consisted of the following collateral types:

	Amount	Percent of Total
	(In Thousands)
One- to four- family real estate	$651	22.68%
Commercial real estate	2,219	77.29
Automobile indirect	1	0.03

Total foreclosed assets	$2,871	100.00%

Our non-performing loans, which consist of nonaccrual loans and troubled debt restructurings, include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Troubled debt restructurings are accounted for as impaired loans that have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. These modifications to loan terms may include a lower interest rate, a reduction in principal, or an extended term to maturity.
The percentage of non-performing loans to total loans at September 30, 2010, was 1.58%, down 13 basis points from 1.71% at June 30, 2010. Non-performing loans decreased by $1.5 million, from $19.1 million at June 30, 2010, to $17.6 million at September 30, 2010. The decrease was primarily due to a $2.9 million commercial real estate loan being removed from troubled debt restructuring status. The loan, which is collateralized by three office buildings located in Dallas, Texas, was moved out of nonaccrual status in March 2010 after performing in accordance with its restructured terms for more than six months and was moved out of troubled debt restructuring status in September 2010 after performing in accordance with its restructured terms for more than one year.
Compared to December 31, 2009, non-performing loans increased by $4.9 million from $12.7 million, or 1.13%, of total loans. The increase in non-performing loans from December 2009 to September 2010 was primarily due to the addition of four commercial real estate loans totaling $8.9 million that were placed on nonaccrual during the nine months ended September 30, 2010. The first loan for $6.1 million is collateralized by three office buildings in Humble, Texas, a suburb of Houston. The property was subject to a Bank approved second lien. The second lien holder opted to accept a deed in lieu. The second lien holder is now the borrower and subject to the current debt. The Bank is currently in negotiations with the second lien holder to refinance the loan. The loan was over 90 days delinquent at September 30, 2010 and a $561,000 specific valuation allowance has been set aside for this loan based on a recent appraisal. The second loan for $864,000 is collateralized by an office/flex building located in Irving, Texas, a suburb of Dallas. The loan matured in April 2010 and was modified to extend the loan for 36 months. Due to the borrower currently experiencing financial difficulties, the high loan-to-value and the need to extend the amortization, this loan is considered a troubled debt restructuring. The loan is performing under the modified terms and there is no estimated loss based on a discounted cash flow analysis. The third loan is a $1.1 million loan participation collateralized by an office building in Temecula, California. The property experienced some financial difficulties, so the lender group worked with the borrower to modify the loan structure in April 2010. The modified structure reduced the payments to interest only at a reduced rate that increases each year until an ARM adjustment due to occur in 2013. The modification also instituted enhanced reporting requirements and allows the lender group to revert to amortization if the property’s performance allows prior to the ARM adjustment. After the adjustment, the loan is scheduled to resume amortization. A $12,000 specific valuation allowance has been set aside for this loan based on a discounted cash flow analysis. This loan is currently performing under the modified terms. The fourth loan is a $764,000 participation collateralized by an outlet mall located in Gainesville, Texas that was previously other real estate owned. The property was sold in January 2010 with seller financing provided through the lender group. The loan is considered substandard due to the property’s inability to generate cash flow adequate to service the debt at the time of sale. It is currently performing based on the loan terms.

The commercial real estate nonaccrual loans consist of six loans, including the four loans discussed above that were added in 2010. Of the six loans, four have been restructured and one represents a refinance of a former other real estate owned property. Two of the six loans have been on nonaccrual since 2009. The first loan is a $907,000 loan participation that is collateralized by a hotel property in San Luis Obispo, California experiencing financial difficulties. This loan is considered a troubled debt restructuring and is rated substandard due to the borrower’s inability to payoff or refinance the debt at maturity and the need to adjust the repayment schedule to interest only based on the performance of the property. The loan matured in 2009 and has since been modified or extended on a short-term basis by the lender group several times in 2009 and once in 2010 to provide time to negotiate a long-term modification. The interim extensions have been structured as interest only. A $248,000 specific valuation allowance has been set aside for this loan based on an appraisal and other pertinent information. The modification process has reached a standstill and a demand notice has been sent. At September 30, 2010, this loan was over 90 days delinquent under the restructured terms. The second loan is a participation with an outstanding balance of $901,000. This loan was reported as a troubled debt restructuring at December 31, 2008, and was moved into nonaccrual status in 2009. The loan defaulted at maturity in November 2008. Because the lender group was unable to modify or extend the loan, the loan went into foreclosure. The borrower subsequently filed for Chapter 11 bankruptcy. A $238,000 specific valuation allowance has been set aside for this loan, which is secured by two office buildings located in Portland, Oregon and is rated doubtful. At September 30, 2010, this loan was over 90 days delinquent under the restructured terms and the lender group continues to work with legal counsel to pursue foreclosure of the asset.
At September 30, 2010, we had four commercial real estate loans totaling $3.8 million in troubled debt restructurings. These loans received term extensions and were converted from amortizing to interest only. $2.0 million of these loans are current, while two of the loans totaling $1.8 million, discussed above, are not performing and in the process of foreclosure.
At September 30, 2010, we had ten one-to four-family real estate loans totaling $2.1 million in troubled debt restructurings which contained a term concession, rate concession or payment capitalization. The majority of this total is made up of a first and second lien totaling $1.1 million on a single real estate property. $1.6 million of these loans are current (including the $1.1 million first and second lien), while $500,000 are not performing under the agreed upon terms.
At September 30, 2010, we had two commercial non-mortgage loans totaling $250,000 in troubled debt restructurings which consisted of term and rate concessions. Both loans are current under their modified terms.
Other Loans of Concern. The Company has other potential problem loans that are currently performing and do not meet the criteria for impairment, but where some concern exists. These possible credit problems may result in the future inclusion of these items in the non-performing asset categories. These loans consist of residential and commercial real estate and commercial non-mortgage loans that are classified as “special mention”, meaning that these loans have potential weaknesses that deserve management’s close attention. These loans are not adversely classified according to regulatory classifications and do not expose the Company to sufficient risk to warrant adverse classification. These loans have been considered in management’s determination of our allowance for loan losses. Excluding the non-performing assets set forth in the table above, as of September 30, 2010, there was an aggregate of $5.7 million of these potential problem loans. Of the $5.7 million, three commercial real estate loans totaling $5.3 million were not delinquent at September 30, 2010, but are being monitored due to circumstances such as low occupancy rate, low debt service coverage or prior payment history problems.
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
We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. The total amount classified represented 5.2% of our equity capital and 0.69% of our assets at September 30, 2010, compared to 7.9% of our equity capital and 0.68% of our assets at December 31, 2009.

The aggregate amount of classified assets at the dates indicated was as follows:

	September 30, 2010	December 31, 2009

Loss	$—	$—
Doubtful	3,865	4,153
Substandard	16,627	12,049

Total	$20,492	$16,202

Our allowance for loan losses at September 30, 2010, was $14.6 million, or 1.31% of gross loans, compared to $12.3 million, or 1.10% of gross loans, at December 31, 2009. The $2.3 million, or 18.5%, increase in our allowance for loan losses was primarily due to a higher level of non-performing loans. Allowance for loan loss to non-performing loans was 82.80% at September 30, 2010 compared to 97.29% as of December 31, 2009.

Activity in the allowance for loan losses by loan segment was as follows:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	March 31,	September 30,
	2010	2010	2010	2010
Beginning balance	$14,315	$12,929	$12,310	$12,310
Charge-offs:
One- to four-family real estate	54	84	76	214
Commercial real estate	—	—	—	—
Home equity	54	—	28	82

Total real estate loans	108	84	104	296
Consumer	313	278	467	1,058
Commercial non-mortgage	142	269	44	455

Total charge-offs	563	631	615	1,809

Recoveries:
One- to four-family real estate	3	7	3	13
Commercial real estate	—	—	—	—
Home equity	2	—	—	2

Total real estate loans	5	7	3	15
Consumer	53	121	85	259
Commercial non-mortgage	25	1	—	26

Total recoveries	83	129	88	300

Net charge-offs	480	502	527	1,509
Provision for loan losses	756	1,888	1,146	3,790

Ending balance	$14,591	$14,315	$12,929	$14,591

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	March 31,	September 30,
	2009	2009	2009	2009
Beginning balance	$9,996	$9,498	$9,068	$9,068
Charge-offs:
One- to four-family real estate	107	147	138	392
Commercial real estate	—	—	—	—
Home equity	9	—	9	18

Total real estate loans	116	147	147	410
Consumer	803	625	868	2,296
Commercial non-mortgage	31	372	191	594

Total charge-offs	950	1,144	1,206	3,300

Recoveries:
One- to four-family real estate	3	22	4	29
Commercial real estate	—	—	—	—
Home equity	—	—	—	—

Total real estate loans	3	22	4	29
Consumer	114	111	190	415
Commercial non-mortgage	17	15	—	32

Total recoveries	134	148	194	476

Net charge-offs	816	996	1,012	2,824
Provision for loan losses	1,775	1,494	1,442	4,711

Ending balance	$10,955	$9,996	$9,498	$10,955

Securities. Our securities portfolio increased by $319.4 million, or 43.2%, to $1.06 billion at September 30, 2010, from $738.8 million at December 31, 2009. The increase in our securities portfolio was primarily caused by deposit growth outpacing loan demand and the receipt of $174.9 million in funds from our stock offering, net of expenses and the ESOP funding. There were $536.1 million of securities purchased and $217.3 million in maturities and paydowns. The purchases consisted of $475.7 million of securities deemed available for sale and $60.4 million of securities that were recorded as held to maturity. The classification of these purchased securities was determined in accordance with ASC 320-10. The available for sale securities purchased consisted of government and fixed rate agency collateralized mortgage obligations, fixed rate agency mortgage-backed securities, adjustable rate government and agency mortgage-backed securities, floating rate agency collateralized mortgage obligations, and agency step-up bonds. The held to maturity securities purchased consisted of fixed rate agency mortgage-backed securities and collateralized mortgage obligations and municipal bonds. This mix was determined due to its strong cash flow characteristics in various interest rate environments.
Deposits. Total deposits increased by $232.3 million, or 12.9%, to $2.03 billion at September 30, 2010, from $1.80 billion at December 31, 2009.

	September 30,	December 31,	Dollar	Percent
	2010	2009	Change	Change
	(Dollars in thousands)
Non-interest-bearing demand	$186,834	$193,581	$(6,747)	(3.5%)
Interest-bearing demand	448,611	268,063	180,548	67.4
Savings	151,529	152,216	(687)	(0.5)
Money Market	573,520	549,619	23,901	4.3
Time	668,463	633,186	35,277	5.6

Total deposits	$2,028,957	$1,796,665	$232,292	12.9%

The increase in deposits was primarily attributable to a $180.5 million, or 67.4%, increase in interest-bearing demand deposits, which was principally in our Absolute Checking product. This product currently provides a 4.0% annual percentage yield on account balances up to $50,000 if certain conditions are met. These conditions include using direct deposit or online bill pay, receiving statements online and having at least 15 Visa Check Card transactions per month for purchases. Absolute Checking encourages relationship accounts with required electronic transactions that are intended to reduce the expense of maintaining this product. At September 30, 2010, 70% of Absolute Checking customers received online statements, compared to an average of 40% in other consumer checking accounts. Additionally, at September 30, 2010, Absolute Checking customers that represented new households generated 282 new loans totaling more than $10.6 million and 1,105 new deposit accounts for more than $37.3 million since inception of the product. If the conditions described above are not met, the rate paid decreases to 0.04%. The year-to-date average rate paid on Absolute Checking accounts at September 30, 2010 was 2.90%. Effective November 1, 2010, the 4.0% annual percentage yield will be paid on account balances up to $25,000.
Time deposits increased by $35.3 million, or 5.6%, due to an increase of $49.2 million in deposits from public funds. Public fund certificates totaled $368.6 million at September 30, 2010, and were pledged by securities with a market value of $422.5 million as of September 30, 2010.
Borrowings. FHLB advances increased by $163.1 million, or 52.2%, from $312.5 million at December 31, 2009 to $475.6 million at September 30, 2010. The outstanding balance of FHLB advances included $200.0 million in advances with maturities of three months or less at a rate of 0.125%. These advances were part of a strategy to fund approximately one-half of the average balance of short term warehouse lending needs with similar duration borrowings. This strategy provides funding flexibility while enhancing spread. At September 30, 2010, the Company was eligible to borrow an additional $672.8 million from the FHLB. Additionally, the Company is eligible to borrow from the Federal Reserve Bank discount window and has two available federal funds lines of credit with other financial institutions totaling $66.0 million.
In addition to FHLB advances, the Company has a $25.0 million repurchase agreement with Credit Suisse and four promissory notes for unsecured loans totaling $10.0 million obtained from local private investors. The Company has used the proceeds from these loans for general working capital and to support the growth of the Bank.

Shareholders’ Equity. Total shareholders’ equity increased by $188.2 million, or 91.5%, from $205.7 million at December 31, 2009, to $393.9 million at September 30, 2010.

	September 30,	December 31,	Dollar	Percent
	2010	2009	Change	Change
	(Dollars in Thousands)
Common stock	$349	$305	$44	14.4%
Additional paid-in capital	289,125	118,254	170,871	144.5
Retained Earnings	120,029	111,188	8,841	8.0
Accumulated other comprehensive income	5,975	3,802	2,173	57.2
Unearned ESOP shares	(21,213)	(6,159)	(15,054)	(244.4)
Treasury stock	(334)	(21,708)	21,374	98.5

Total shareholders’ equity	$393,931	$205,682	$188,249	91.5%

The increase in shareholders’ equity was primarily due to the Conversion and related stock offering, which occurred on July 6, 2010. As part of the Conversion, shares of the Company’s common stock were issued and sold in an offering to certain depositors of ViewPoint Bank and others. Concurrent with the offering, each share of ViewPoint Financial Group’s common stock owned by public shareholders was exchanged for 1.4 shares of the Company’s common stock. In lieu of issuing fractional shares, shareholders were paid in cash.
The Company sold a total of 19,857,337 shares of common stock in the offering at $10.00 per share. Proceeds from the offering, net of $7.8 million in expenses, totaled $190.8 million, with $15.9 million of the proceeds being used to fund the ESOP. The Company may use the proceeds from the offering to pay cash dividends to shareholders; to support internal growth through lending in the communities we serve; to improve our capital position; to finance the acquisition of branches from other financial institutions or build or lease new branch facilities; to enhance existing products and services and support the development of new products and services; to invest in securities; to finance the acquisition of financial institutions or other financial service companies; and for other general corporate purposes. Under current OTS regulations, we may not repurchase shares of our common stock during the first year following the completion of the Conversion, except to fund certain share-based plans or, with prior regulatory approval, when extraordinary circumstances exist. We do not currently have any agreements or understandings regarding any specific acquisition transactions.
Comparison of Results of Operations for the Three Months Ended September 30, 2010 and 2009
General. Net income for the three months ended September 30, 2010 was $5.4 million, an increase of $2.5 million from net income of $2.9 million for the three months ended September 30, 2009. The increase in net income was primarily driven by higher net interest income and a lower provision for loan losses, and was partially offset by lower noninterest income and higher noninterest expense. Net interest income increased as the average balance of Warehouse Purchase Program loans increased by $186.2 million during the quarter ended September 30, 2010, compared to the same period last year. Also, the average balance of our securities portfolio increased by $366.0 million during the quarter ended September 30, 2010, compared to the same period last year. Our basic and diluted earnings per share for the three months ended September 30, 2010 was $0.17.
Interest Income. Interest income increased by $3.8 million, or 14.5%, from $26.3 million for the three months ended September 30, 2009, to $30.1 million for the three months ended September 30, 2010.

	Three Months Ended
	September 30,		Dollar	Percent
	2010	2009	Change	Change
	(Dollars in Thousands)
Interest and dividend income
Loans, including fees	$22,953	$20,930	$2,023	9.7%
Securities	7,066	5,035	2,031	40.3
Interest-bearing deposits in other financial institutions	67	315	(248)	(78.7)
Federal Home Loan Bank stock	15	7	8	114.3

	$30,101	$26,287	$3,814	14.5%

This increase in interest income was driven by a $2.0 million, or 9.7%, increase in interest income on loans and a $2.0 million, or 40.3%, increase in interest income on securities. The average balance of loans for the three months ended September 30, 2010, increased by $162.5 million, or 11.5%, from the three months ended September 30, 2009, with the majority of the increase being fueled by a $192.9 million rise in mortgage loans held for sale. Additionally, increased volume in all of our securities categories contributed to the increase in interest income, as the average balance of mortgage-backed securities and collateralized mortgage obligations increased by $192.3 million and $103.4 million, respectively, during the three months ended September 30, 2010, compared to the same period last year.
Overall, the yield on interest-earning assets for the three months ended September 30, 2010 decreased by 31 basis points, from 4.87% for the three months ended September 30, 2009, to 4.56% for the three months ended September 30, 2010; this decrease was primarily due to lower yields earned on mortgage-backed securities, collateralized mortgage obligations and interest-earning deposit accounts.
Interest Expense. Interest expense decreased by $590,000, or 4.8%, from $12.2 million for the three months ended September 30, 2009, to $11.6 million for the three months ended September 30, 2010.

	Three Months Ended
	September 30,		Dollar	Percent
	2010	2009	Change	Change
	(Dollars in Thousands)
Interest expense
Deposits	$8,316	$8,545	$(229)	(2.7%)
Federal Home Loan Bank advances	2,910	3,421	(511)	(14.9)
Repurchase agreement	205	206	(1)	(0.5)
Other borrowings	151	—	151	N/M

	$11,582	$12,172	$(590)	(4.8%)

This decrease was primarily caused by a $511,000, or 14.9%, decrease in the interest expense paid on FHLB advances. Although the average balance of borrowings increased by $25.3 million for the three months ended September 30, 2010, the average rate paid decreased 66 basis points from 4.10% for the three months ended September 30, 2009, to 3.44% for the three months ended September 30, 2010. The average rate paid for FHLB advances declined primarily due to our strategy to fund approximately one-half of the average balance of short term warehouse lending needs with similar duration borrowings. As part of this strategy, $200.0 million in advances with maturities of three months or less were borrowed at a rate of 0.125%. Additionally, interest expense paid on deposits decreased by $229,000 to $8.3 million for the three months ended September 30, 2010, from $8.5 million for the same period in 2009, due to lower rates paid on our savings, money market and time accounts. Interest expense savings caused by these lower rates were partially offset by an increase in volume on our interest-bearing demand accounts, which was principally attributable to our Absolute Checking product.
The $151,000 of interest expense reflected as other borrowings is attributable to four promissory notes that were executed in October 2009 for unsecured loans totaling $10.0 million obtained from local private investors. The lenders are all members of the same family and long-time customers of the Bank. Each of the four promissory notes bears interest at 6% per annum for the first two years, thereafter being adjusted quarterly to a rate equal to the national average 2-year jumbo CD rate plus 2%, with a floor of 6% and a ceiling of 9%. Overall, the cost of interest -bearing liabilities decreased 46 basis points, from 2.60% for the three months ended September 30, 2009, to 2.14% for the three months ended September 30, 2010.
Net Interest Income. Net interest income increased by $4.4 million, or 31.2%, to $18.5 million for the three months ended September 30, 2010, from $14.1 million for the three months ended September 30, 2009. The net interest rate spread increased 15 basis points to 2.42% for the three months ended September 30, 2010, from 2.27% for the same period last year. The net interest margin increased 19 basis points to 2.81% for the three months ended September 30, 2010, from 2.62% for the three months ended September 30, 2009. The increase in the net interest margin was primarily attributable to lower deposit and borrowing rates.

Analysis of Net Interest Income — Three Months Ended September 30, 2010 and 2009
Net interest income, the primary contributor to earnings, represents the difference between income on interest-earning assets and expenses on interest-bearing liabilities. Net interest income depends upon the volume of interest- earning assets and interest-bearing liabilities and the interest rates earned or paid on them.
Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread. All average balances are daily average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended September 30,
	2010			2009
	Average			Average
	Outstanding	Interest		Outstanding	Interest
	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
One- to four- family real estate	$405,112	$5,676	5.60%	$461,132	$6,471	5.61%
Mortgage loans held for sale	473,450	5,752	4.86	280,588	3,447	4.91
Commercial real estate	480,623	8,067	6.71	433,446	7,274	6.71
Home equity	112,902	1,645	5.83	98,791	1,485	6.01
Consumer	76,978	1,209	6.28	109,495	1,749	6.39
Commercial non-mortgage	37,293	604	6.48	36,731	504	5.49
Less: deferred fees and allowance for loan loss	(14,926)	—	—	(11,226)	—	—

Loans receivable [1]	1,571,432	22,953	5.84	1,408,957	20,930	5.94
Agency mortgage-backed securities	490,285	3,789	3.09	298,009	2,904	3.90
Agency collateralized mortgage obligations	364,323	2,336	2.56	260,943	1,849	2.83
Investment securities	110,858	941	3.40	40,506	282	2.78
FHLB stock	16,032	15	0.37	14,832	7	0.19
Interest-earning deposit accounts	87,549	67	0.31	134,653	315	0.94

Total interest-earning assets	2,640,479	30,101	4.56	2,157,900	26,287	4.87

Non-interest-earning assets	203,688			130,815

Total assets	$2,844,167			$2,288,715

Interest-bearing liabilities:
Interest-bearing demand	419,770	2,781	2.65	180,814	978	2.16
Savings and money market	724,333	2,407	1.33	674,733	2,913	1.73
Time	641,021	3,128	1.95	659,965	4,654	2.82
Borrowings	379,422	3,266	3.44	354,135	3,627	4.10

Total interest-bearing liabilities	2,164,546	11,582	2.14	1,869,647	12,172	2.60

Non-interest-bearing liabilities	265,115			218,632

Total liabilities	2,429,661			2,088,279

Total capital	414,506			200,436

Total liabilities and capital	$2,844,167			$2,288,715

Net interest income		$18,519			$14,115

Net interest rate spread			2.42%			2.27%

Net earning assets	$475,933			$288,253

Net interest margin			2.81%			2.62%

Average interest-earning assets to average interest-bearing liabilities	121.99%			115.42%

[1]
Calculated net of deferred fees, loan discounts, loans in process and allowance for loan losses. Construction loans have been included in the one- to four- family and commercial real estate line items, as appropriate.

Rate/Volume Analysis
The following schedule presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to outstanding balances and those due to changes in interest rates. The change in interest attributable to rate has been determined by applying the change in rate between periods to average balances outstanding in the prior period. The change in interest due to volume has been determined by applying the rate from the earlier period to the change in average balances outstanding between periods. Changes attributable to both rate and volume which cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Three Months Ended September 30,
	2010 versus 2009
	Increase (Decrease) Due to
			Total
			Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
One- to four- family real estate	$(785)	$(10)	$(795)
Mortgage loans held for sale	2,344	(39)	2,305
Commercial real estate	792	1	793
Home equity	207	(47)	160
Consumer	(511)	(29)	(540)
Commercial non-mortgage	8	92	100

Loans receivable	2,055	(32)	2,023
Agency mortgage-backed securities	1,580	(695)	885
Agency collateralized mortgage obligations	676	(189)	487
Investment securities	585	74	659
FHLB stock	1	7	8
Interest-earning deposit accounts	(85)	(163)	(248)

Total interest-earning assets	4,812	(998)	3,814

Interest-bearing liabilities:
Interest-bearing demand	1,541	262	1,803
Savings and money market	202	(708)	(506)
Time	(130)	(1,396)	(1,526)
Borrowings	246	(607)	(361)

Total interest-bearing liabilities	1,859	(2,449)	(590)

Net interest income	$2,953	$1,451	$4,404

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
The provision for loan losses was $756,000 for the three months ended September 30, 2010, a decrease of $1.0 million, or 57.4%, from $1.8 million for the same period last year. This decrease was primarily due to a $336,000 decrease in net charge-offs during the three months ended September 30, 2010, compared to the same period last year. Also, the average balance of our portfolio loans for the three months ended September 30, 2010 (not including loans held for sale, which are not included in the allowance for loan loss calculation) decreased by $26.7 million from the three months ended September 30, 2009.

Non-interest Income. Non-interest income decreased by $681,000, from $9.7 million for the three months ended September 30, 2009, to $9.1 million for the three months ended September 30, 2010.

	Three Months Ended
	September 30,		Dollar	Percent
	2010	2009	Change	Change
	(Dollars in Thousands)
Non-interest income
Service charges and fees	$4,694	$4,820	$(126)	(2.6%)
Brokerage fees	110	90	20	22.2
Net gain on sale of loans	3,697	3,797	(100)	(2.6)
Loan servicing fees	61	82	(21)	(25.6)
Bank-owned life insurance income	135	103	32	31.1
Fair value adjustment on mortgage servicing rights	(99)	109	(208)	N/M
Gain (loss) on sale of foreclosed assets	(24)	495	(519)	N/M
Gain (loss) on disposition of assets	—	(96)	96	N/M
Other	480	335	145	43.3

	$9,054	$9,735	$(681)	(7.0%)

The decrease in non-interest income for the three months ended September 30, 2010 compared to the same period last year was primarily due to a $440,000 recovery recognized in September 2009 on an REO property with no similar transactions in 2010. Additionally, a $99,000 valuation adjustment was recognized in September 2010 on mortgage servicing rights due to increased prepayment speeds, while a $109,000 recovery of a prior valuation adjustment was recognized in September 2009. Net gain on sale of loans decreased by $100,000, or 2.6%, as VPBM sold $107.0 million in loans to outside investors during the three months ended September 30, 2010, compared to $163.1 million for the same period in 2009. The decrease in sales can be attributed to the lower volume of one- to four-family loan originations so far in 2010 compared to the refinance-driven volume experienced during the same prior year period.
Fees of $713,000 generated by our Warehouse Purchase Program partially offset the decrease in service charges and fees, which was primarily attributable to a $524,000 decrease in non-sufficient funds fees. This decrease is partially due to an ongoing trend of lower volumes in these types of transactions. Debit card income helped to offset this decline as the Absolute Checking product has driven up the volume of debit card transactions.
As a result of the recent legislative actions requiring consumers to opt-in for overdraft protection, we have worked to educate our customers about their options in that regard. Gross non-sufficient fund income for the month of September was $583,000, a decline of $124,000, or 17.5%, from the monthly average of $707,000 for January through July 2010 (the months preceding the new legislation). Several different factors impact non-sufficient funds fee income, including the ongoing trend of declining non-sufficient fund transaction volume and seasonality as the number of these transactions can vary widely from month to month. Also, not all customers who plan to opt-in for overdraft protection may have done so by September 30. We will continue to work with our checking account customers in regard to their options under the new legislation.

Non-interest Expense. Non-interest expense increased by $731,000, or 4.1%, from $18.0 million for the three months ended September 30, 2009, to $18.7 million for the three months ended September 30, 2010.

	Three Months Ended
	September 30,		Dollar	Percent
	2010	2009	Change	Change
	(Dollars in Thousands)
Non-interest expense
Salaries and employee benefits	$11,843	$11,451	$392	3.4%
Advertising	280	286	(6)	(2.1)
Occupancy and equipment	1,520	1,474	46	3.1
Outside professional services	648	460	188	40.9
Regulatory assessments	819	844	(25)	(3.0)
Data processing	1,036	1,085	(49)	(4.5)
Office operations	1,458	1,456	2	0.1
Deposit processing charges	196	203	(7)	(3.4)
Lending and collection	240	225	15	6.7
Other	660	485	175	36.1

	$18,700	$17,969	$731	4.1%

The increase in non-interest expense was primarily attributable to a $392,000 increase in salaries and employee benefits expense. Higher healthcare claims of $174,000 in the third quarter of 2010 were the primary reason for the increase, as well as $114,000 in additional expenses from the new ESOP plan which was established with the Conversion on July 6, 2010. Outside professional services increased by $188,000 primarily due to professional fees paid for the overdraft opt-in/opt-out communications.
Income Tax Expense. During the three months ended September 30, 2010, we recognized income tax expense of $2.7 million on our pre-tax income, which is an effective tax rate of 33.4%, compared to income tax expense of $1.2 million, which is an effective tax rate of 29.5%, for the three months ended September 30, 2009. This increase was primarily due to an increase in the Company’s statutory federal tax rate from 34% to 35% and lower pre-tax income for the three months ended September 30, 2009, compared to the same period in 2010.
Comparison of Results of Operations for the Nine Months Ended September 30, 2010 and 2009
General. Net income for the nine months ended September 30, 2010 was $11.3 million, an increase of $11.0 million from net income of $306,000 for the nine months ended September 30, 2009. The $11.0 million increase included an $8.1 million (net of tax, using a tax rate of 34%) impairment charge for the nine months ended September 30, 2009. The $2.9 million increase in net income during the September 30, 2010 period compared to September 30, 2009 results, excluding the 2009 impairment charge, was driven by higher net interest income, lower non-interest expense and a lower provision for loan losses. Our basic and diluted earnings per share for the nine months ended September 30, 2010 was $0.38.
Interest Income. Interest income increased by $3.1 million, or 3.9%, from $80.9 million for the nine months ended September 30, 2009, to $84.0 million for the nine months ended September 30, 2010.

	Nine Months Ended
	September 30,		Dollar	Percent
	2010	2009	Change	Change
	(Dollars in Thousands)
Interest and dividend income
Loans, including fees	$64,921	$62,664	$2,257	3.6%
Securities	18,715	17,662	1,053	6.0
Interest-bearing deposits in other financial institutions	344	543	(199)	(36.6)
Federal Home Loan Bank stock	47	10	37	N/M

	$84,027	$80,879	$3,148	3.9%

This increase in interest income was driven by a $2.3 million, or 3.6%, increase in interest income on loans and a $1.1 million, or 6.0%, increase in interest income on securities. The average balance of loans for the nine months ended September 30, 2010, increased by $48.0 million, or 3.4%, from the nine months ended September 30, 2009, with the majority of the increase being fueled by a $142.8 million rise in mortgage loans held for sale. Additionally, increased volume in all of our securities categories contributed to the increase in interest income, as the average balance of mortgage-backed securities and other investments (primarily municipal bonds) increased by $168.9 million and $61.6 million, respectively, during the nine months ended September 30, 2010, compared to the same period last year.

Overall, the yield on interest-earning assets for the nine months ended September 30, 2010 decreased by 48 basis points, from 5.07% for the nine months ended September 30, 2009, to 4.59% for the nine months ended September 30, 2010; this decrease was primarily due to lower yields earned on mortgage-backed securities, collateralized mortgage obligations and interest-earning deposit accounts.
Interest Expense. Interest expense decreased by $3.7 million, or 10.0%, from $37.7 million for the nine months ended September 30, 2009, to $34.0 million for the nine months ended September 30, 2010.

	Nine Months Ended
	September 30,		Dollar	Percent
	2010	2009	Change	Change
	(Dollars in Thousands)
Interest expense
Deposits	$23,834	$26,404	$(2,570)	(9.7%)
Federal Home Loan Bank advances	9,071	10,782	(1,711)	(15.9)
Federal Reserve Bank advances	—	29	(29)	(100.0)
Repurchase agreement	610	502	108	21.5
Other borrowings	449	—	449	N/M

	$33,964	$37,717	$(3,753)	(10.0%)

This decrease was primarily caused by a $2.6 million, or 9.7%, decrease in the interest expense paid on deposits. Although volume has increased in our interest-bearing demand and money market accounts, lower rates paid on money market and time accounts caused the decrease in interest expense. The reduction in interest expense caused by these lower rates were partially offset by an increase in volume on our interest-bearing demand accounts, which was principally attributable to our Absolute Checking product. Additionally, interest expense on FHLB advances decreased by $1.7 million, or 15.9%, as the average balance of borrowings declined by $16.1 million from the nine months ended September 30, 2010, compared to the same period last year, and the average rate decreased by 26 basis points.
The $449,000 of interest expense reflected as other borrowings is attributable to four promissory notes that were executed in October 2009 for unsecured loans totaling $10.0 million obtained from local private investors. The lenders are all members of the same family and long-time customers of the Bank. Each of the four promissory notes bears interest at 6% per annum for the first two years, thereafter being adjusted quarterly to a rate equal to the national average 2-year jumbo CD rate plus 2%, with a floor of 6% and a ceiling of 9%. Overall, the cost of interest-bearing liabilities decreased 55 basis points, from 2.72% for the nine months ended September 30, 2009, to 2.17% for the nine months ended September 30, 2010.
Net Interest Income. Net interest income increased by $6.9 million, or 16.0%, to $50.1 million for the nine months ended September 30, 2010, from $43.2 million for the nine months ended September 30, 2009. The net interest rate spread increased seven basis points to 2.42% for the nine months ended September 30, 2010, from 2.35% for the same period last year. The net interest margin increased three basis points to 2.74% for the nine months ended September 30, 2010, from 2.71% for the nine months ended September 30, 2009. The increase in the net interest margin was primarily attributable to lower deposit and borrowing rates.
Analysis of Net Interest Income — Nine Months Ended September 30, 2010 and 2009
Net interest income, the primary contributor to earnings, represents the difference between income on interest-earning assets and expenses on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread. All average balances are daily average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	Nine Months Ended September 30,
	2010			2009
	Average			Average
	Outstanding	Interest		Outstanding	Interest
	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
One- to four- family real estate	$417,448	$17,417	5.56%	$480,842	$20,462	5.67%
Mortgage loans held for sale	369,238	13,485	4.87	226,459	8,144	4.80
Commercial real estate	468,431	23,522	6.70	429,270	21,313	6.62
Home equity	106,593	4,884	6.11	99,809	4,512	6.03
Consumer	83,752	3,932	6.26	121,555	5,619	6.16
Commercial non-mortgage	35,547	1,681	6.30	71,794	2,614	4.85
Less: deferred fees and allowance for loan loss	(14,056)	—	—	(10,757)	—	—

Loans receivable [1]	1,466,953	64,921	5.90	1,418,972	62,664	5.89
Agency mortgage-backed securities	447,733	10,148	3.02	278,840	8,959	4.28
Agency collateralized mortgage obligations	312,331	5,993	2.56	292,440	7,707	3.51
Investment securities	101,986	2,574	3.37	40,344	996	3.29
FHLB stock	15,322	47	0.41	15,572	10	0.08
Interest-earning deposit accounts	94,213	344	0.49	79,959	543	0.91

Total interest-earning assets	2,438,538	84,027	4.59	2,126,127	80,879	5.07

Non-interest-earning assets	162,444			132,156

Total assets	$2,600,982			$2,258,283

Interest-bearing liabilities:
Interest-bearing demand	353,841	6,590	2.48	141,137	2,023	1.91
Savings and money market	716,254	7,472	1.39	662,234	9,303	1.87
Time	653,312	9,772	1.99	665,013	15,078	3.02
Borrowings	362,905	10,130	3.72	378,963	11,313	3.98

Total interest-bearing liabilities	2,086,312	33,964	2.17	1,847,347	37,717	2.72

Non-interest-bearing liabilities	234,839			212,743

Total liabilities	2,321,151			2,060,090

Total capital	279,831			198,193

Total liabilities and capital	$2,600,982			$2,258,283

Net interest income		$50,063			$43,162

Net interest rate spread			2.42%			2.35%

Net earning assets	$352,226			$278,780

Net interest margin			2.74%			2.71%

Average interest-earning assets to average interest-bearing liabilities	116.88%			115.09%

[1]
Calculated net of deferred fees, loan discounts, loans in process and allowance for loan losses. Construction loans have been included in the one- to four- family and commercial real estate line items, as appropriate.

Rate/Volume Analysis
The following schedule presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to outstanding balances and those due to changes in interest rates. The change in interest attributable to rate has been determined by applying the change in rate between periods to average balances outstanding in the prior period. The change in interest due to volume has been determined by applying the rate from the earlier period to the change in average balances outstanding between periods. Changes attributable to both rate and volume which cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Nine Months Ended September 30,
	2010 versus 2009
	Increase (Decrease) Due to
			Total
			Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
One- to four- family real estate	$(2,652)	$(393)	$(3,045)
Mortgage loans held for sale	5,213	128	5,341
Commercial real estate	1,964	245	2,209
Home equity	310	62	372
Consumer	(1,773)	86	(1,687)
Commercial non-mortgage	(1,567)	634	(933)

Loans receivable	1,495	762	2,257
Agency mortgage-backed securities	4,351	(3,162)	1,189
Agency collateralized mortgage obligations	496	(2,210)	(1,714)
Investment securities	1,555	23	1,578
FHLB stock	—	37	37
Interest-earning deposit accounts	84	(283)	(199)

Total interest-earning assets	7,981	(4,833)	3,148

Interest-bearing liabilities:
Interest-bearing demand	3,810	757	4,567
Savings and money market	712	(2,543)	(1,831)
Time	(261)	(5,045)	(5,306)
Borrowings	(467)	(716)	(1,183)

Total interest-bearing liabilities	3,794	(7,547)	(3,753)

Net interest income	$4,187	$2,714	$6,901

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
The provision for loan losses was $3.8 million for the nine months ended September 30, 2010, a decrease of $921,000, or 19.5%, from $4.7 million for the same period last year. This decrease was primarily due to a $1.3 million decrease in net charge-offs during the nine months ended September 30, 2010, compared to the same period last year. Also, the average balance of our portfolio loans for the nine months ended September 30, 2010 (not including loans held for sale, which are not included in the allowance for loan loss calculation) decreased by $91.5 million from the nine months ended September 30, 2009.

Non-interest Income. Non-interest income increased by $6.4 million, or 34.9%, from $18.4 million for the nine months ended September 30, 2009, to $24.8 million for the nine months ended September 30, 2010.

	Nine Months Ended
	September 30,		Dollar	Percent
	2010	2009	Change	Change
	(Dollars in Thousands)
Non-interest income
Service charges and fees	$13,838	$14,128	$(290)	(2.1%)
Brokerage fees	325	229	96	41.9
Net gain on sale of loans	9,517	12,834	(3,317)	(25.8)
Loan servicing fees	184	183	1	0.5
Bank-owned life insurance income	305	444	(139)	(31.3)
Fair value adjustment on mortgage servicing rights	(9)	(102)	93	91.2
Impairment of collateralized debt obligation (all credit)	—	(12,246)	12,246	N/M
Gain on sale of available for sale securities	—	2,377	(2,377)	N/M
Gain (loss) on sale of foreclosed assets	(335)	219	(554)	N/M
Loss on disposition of assets	(30)	(1,038)	1,008	97.1
Other	984	1,344	(360)	(26.8)

	$24,779	$18,372	$6,407	34.9%

The increase in non-interest income for the nine months ended September 30, 2010 compared to the same period last year was primarily due to the $12.2 million impairment of collateralized debt obligations during the nine months ended September 30, 2009, that were impaired to their fair value and sold in September 2009. This impairment charge was partially offset by $2.4 million in gain on the sale of securities that also occurred in September 2009. Net gain on sale of loans decreased by $3.3 million, or 25.8%, as VPBM sold $288.0 million in loans to outside investors during the nine months ended September 30, 2010, compared to $523.6 million for the same period in 2009. The decrease in sales can be attributed to the lower volume of one- to four-family loan originations so far in 2010 compared to the refinance-driven volume experienced during the prior year period.
Non-interest income for the nine months ended September 30, 2009 included losses of $993,000 on disposition of assets relating to the closure of most of our in-store banking centers as we transitioned away from limited service grocery store banking centers. We had no similar transactions in the September 30, 2010 period. Gain (loss) on sale of foreclosed assets decreased $554,000 from the prior year. This change is related to a $331,000 decrease this year in the value of our one commercial REO, compared to a $440,000 recovery recognized in September 2009 on a one-to four-family REO property. These decreases from the prior year were partially offset by a gain of $133,000 on the sale of a $1.5 million one-to four-family REO property.
Non-interest Expense. Non-interest expense decreased by $2.1 million, or 3.7%, from $56.3 million for the nine months ended September 30, 2009, to $54.2 million for the nine months ended September 30, 2010.

	Nine Months Ended
	September 30,		Dollar	Percent
	2010	2009	Change	Change
	(Dollars in Thousands)
Non-interest expense
Salaries and employee benefits	$34,476	$35,655	$(1,179)	(3.3%)
Advertising	878	975	(97)	(9.9)
Occupancy and equipment	4,467	4,538	(71)	(1.6)
Outside professional services	1,591	1,425	166	11.6
Regulatory assessments	2,409	3,250	(841)	(25.9)
Data processing	3,081	3,127	(46)	(1.5)
Office operations	4,337	4,424	(87)	(2.0)
Deposit processing charges	559	666	(107)	(16.1)
Lending and collection	715	672	43	6.4
Other	1,706	1,579	127	8.0

	$54,219	$56,311	$(2,092)	(3.7%)

The decrease in non-interest expense was primarily attributable to a $1.2 million decline in salaries and employee benefits expense for the nine months ended September 30, 2010 compared to the same period last year. The decrease in salaries and employee benefits expense was primarily attributable to $1.5 million in lower variable incentives paid to VPBM staff as they closed $358.5 million of loans during the nine months ended September 30, 2010, compared to $570.9 million for the comparable period last year. This $212.4 million, or 37.2%, decline in production was a result of the heavy refinance volume experienced in 2009 that has not been repeated thus far in 2010. Lower salary expenses incurred during the year helped to offset the $3.3 million decline in net gain on sale of loans. The closure of ten in-store banking centers in 2009 resulted in salary expense savings of $543,000, which more than offset additional salary expense associated with the opening of our West Frisco and Wylie community bank offices in 2009. The closing of these in-store banking centers was also the primary reason for the savings in occupancy and equipment, as well as office operations.
Regulatory assessments decreased by $841,000 due to a $1.1 million FDIC special assessment paid in the second quarter of 2009, which was charged to all FDIC-insured banks at a rate of five basis points on a base of total assets less Tier One capital. No similar special assessments occurred in the 2010 period.
Income Tax Expense. During the nine months ended September 30, 2010, we recognized income tax expense of $5.5 million on our pre-tax income, which is an effective tax rate of 32.8%, compared to income tax expense of $206,000, which is an effective tax rate of 40.2%, for the nine months ended September 30, 2009. This decrease was due to lower pre-tax income for the nine months ended September 30, 2009, compared to the same period in 2010.
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
The Liquidity Committee adds liquidity contingency planning to the process by focusing on possible scenarios that would stress liquidity beyond the Bank’s normal business liquidity needs. These scenarios may include local/regional adversity and national adversity situations. Management recognizes that the events and the severity of liquidity stress leading up to and occurring during a liquidity stress event cannot be precisely defined or listed. Nevertheless, management believes that liquidity stress events can be categorized into sources and levels of severity, with responses that apply to various situations.
In addition to the primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of September 30, 2010, the Company had an additional borrowing capacity of $672.8 million with the FHLB. The Company may also use the discount window at the Federal Reserve Bank as a source of short-term funding. Federal Reserve Bank borrowing capacity varies based upon collateral pledged to the discount window line. As of September 30, 2010, collateral pledged had a market value of $68.0 million and a collateral value of $66.6 million. Also, at September 30, 2010, the Company had $66.0 million in federal funds lines of credit available with other financial institutions.
As of September 30, 2010, the Company has classified 74.6% of its securities portfolio as available for sale, providing an additional source of liquidity. Management believes that because active securities markets exist for the types of securities owned and our securities portfolio is of high quality, our available for sale securities are marketable as a source of liquidity. Additionally, we have historically sold mortgage loans in the secondary market to manage interest rate risk, creating another source of liquidity.
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

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and interest and principal on outstanding debt. The Company’s primary source of funds consists of the net proceeds retained by the Company from our initial public offering in 2006 and our Conversion and offering, which concluded in July 2010. We also have the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At September 30, 2010, the Company (on an unconsolidated basis) had liquid assets of $98.8 million.
The Company uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At September 30, 2010, the total approved loan commitments (including Warehouse Purchase Program commitments) and unused lines of credit outstanding amounted to $286.8 million and $78.8 million, respectively, as compared to $283.3 million and $79.8 million, respectively, as of December 31, 2009. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Company. Certificates of deposit scheduled to mature in one year or less at September 30, 2010 totaled $401.3 million.
For the nine months ended September 30, 2010, cash and cash equivalents increased by $42.2 million, or 76.1%, from $55.5 million as of December 31, 2009, to $97.7 million as of September 30, 2010. Cash provided by financing activities of $567.7 million more than offset cash used for investing activities of $322.5 million and cash used for operating activities of $203.0 million. Primary sources of cash for the nine months ended September 30, 2010 included proceeds from the sale of loans held for sale of $5.22 billion, proceeds from FHLB advances of $200.0 million, an increase in deposits of $232.3 million and net proceeds from our stock offering of $190.8 million. Primary uses of cash for the nine months ended September 30, 2010, included loans originated or purchased for sale of $5.46 billion and purchases of securities of $536.1 million.
Please see Item 1A (Risk Factors) under Part 2 — Other Information of this Form 10-Q for information regarding liquidity risk.
Off-Balance Sheet Arrangements, Contractual Obligations and Commitments
The following table presents our longer term, non-deposit related contractual obligations and commitments to extend credit to our borrowers, in the aggregate and by payment due dates.

	September 30, 2010
		One	Four
	Less than	Through	Through	After
	One Year	Three Years	Five Years	Five Years	Total
	(Dollars in thousands)
Contractual obligations:(1)
Federal Home Loan Bank advances	$247,296	$116,006	$62,927	$49,415	$475,644
Repurchase agreement	—	—	—	25,000	25,000
Other borrowings	—	—	10,000	—	10,000
Operating leases (premises)(2)	1,166	1,580	729	2,941	6,416

Total advances and operating leases	248,462	117,586	73,656	77,356	517,060

Off-balance sheet loan commitments:(2)
Undisbursed portions of loans closed	—	—	—	—	22,199
Commitments to originate loans	—	—	—	—	132,470
Unused commitment on Purchase Program loans	—	—	—	—	132,158
Unused lines of credit	—	—	—	—	78,841

Total loan commitments	—	—	—	—	365,668

Total contractual obligations and loan commitments					$882,728

(1)	Amounts do not include interest

(2)	Not reflected in the consolidated balance sheet

In addition, the Company has overdraft protection available in the amounts of $69.5 million and $73.0 million at September 30, 2010 and December 31, 2009, respectively.
Capital Resources
The Bank is subject to minimum capital requirements imposed by the OTS. Consistent with our goal to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the capital categories of the OTS. Based on capital levels at September 30, 2010, and December 31, 2009, the Bank was considered to be well-capitalized.
At September 30, 2010, the Bank’s equity totaled $281.1 million. Management monitors the capital levels of the Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well-capitalized” institutions. As part of the Conversion, the Company distributed 50% of the net offering proceeds after funding of the ESOP to the Bank, which resulted in a $95.4 million increase to the Bank’s equity.
The Company’s equity totaled $393.9 million, or 13.2% of total assets, at September 30, 2010. The Company is not subject to any specific capital requirements; however, the OTS expects the Company to support the Bank, including providing additional capital to the Bank when appropriate.
At September 30, 2010 and December 31, 2009, actual and required capital levels and ratios were as follows for the Bank only:

					To Be Well-Capitalized
			Required for Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of September 30, 2010:

Total capital (to risk-weighted assets)	$290,373	19.79%	$117,357	8.00%	$146,697	10.00%
Tier 1 (core) capital (to risk-weighted assets)	277,566	18.92%	58,679	4.00%	88,018	6.00%
Tier 1 (core) capital (to adjusted total assets)	277,566	9.33%	119,044	4.00%	148,805	5.00%

As of December 31, 2009:

Total capital (to risk-weighted assets)	$201,250	15.27%	$105,450	8.00%	$131,812	10.00%
Tier 1 (core) capital (to risk-weighted assets)	189,678	14.39%	52,725	4.00%	79,087	6.00%
Tier 1 (core) capital (to adjusted total assets)	189,678	7.99%	94,900	4.00%	118,626	5.00%
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
The Company is subject to interest rate risk to the extent that its interest-bearing liabilities, primarily deposits and FHLB advances and other borrowings, reprice more rapidly or slowly, or at different rates than its interest-earning assets, primarily loans and investment securities. The Bank calculates interest rate risk by entering relevant contractual and projected information into the asset/liability management software model. Data required by the model includes balance, rate, pay down information, and maturity. For items that contractually reprice, the repricing index, spread, and frequency are entered, including any initial, periodic, and lifetime interest rate caps and floors.
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
A key element of the Bank’s asset/liability management plan is to protect net earnings by managing the inherent maturity and repricing mismatches between its interest-earning assets and interest-bearing liabilities. The Bank manages earnings exposure primarily through the addition of adjustable rate loans and investment securities, through the sale of certain fixed rate loans in the secondary market, and by entering into appropriate term FHLB advance agreements.
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

The Bank’s asset/liability management strategy sets acceptable limits for the percentage change in NPV given changes in interest rates. For instantaneous, parallel, and sustained interest rate increases and decreases of 100 and 200 basis points, the Bank’s policy indicates that the NPV ratio should not fall below 7.00% and 6.00%, respectively, and for an increase of 300 basis points the NPV ratio should not fall below 5.00%. As illustrated in the tables below, the Bank was within policy limits for all scenarios tested. The tables presented below, as of September 30, 2010 and December 31, 2009, are internal analyses of our interest rate risk as measured by changes in NPV for instantaneous, parallel, and sustained shifts in the yield curve, in 100 basis point increments, up 300 basis points and down 200 basis points.
As illustrated in the tables below, our NPV would be negatively impacted by a parallel, instantaneous, and sustained increase in market rates. Such an increase in rates would negatively impact NPV as a result of the duration of assets, including fixed rate residential mortgage loans, extending longer than the duration of liabilities, primarily deposit accounts and FHLB borrowings. As interest rates rise, the market value of fixed rate loans declines due to both higher discount rates and anticipated slowing loan prepayments.
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

September 30, 2010
Change in
Interest
Rates in
Basis				NPV
Points	Net Portfolio Value			Ratio %
	$ Amount	$ Change	% Change
	(Dollars in Thousands)
300	229,884	(53,711)	(18.94)	8.08
200	257,236	(26,359)	(9.29)	8.84
100	280,315	(3,280)	(1.16)	9.43
—	283,595	—	—	9.41
(100)	282,942	(653)	(0.23)	9.27
(200)	279,432	(4,163)	(1.47)	9.10

December 31, 2009
Change in
Interest
Rates in
Basis				NPV
Points	Net Portfolio Value			Ratio %
	$ Amount	$ Change	% Change
	(Dollars in Thousands)
300	174,615	(42,468)	(19.56)	7.82
200	192,168	(24,915)	(11.48)	8.41
100	207,861	(9,222)	(4.25)	8.90
—	217,083	—	—	9.11
(100)	218,003	920	0.42	9.00
(200)	221,750	4,667	2.15	9.01

The Bank’s NPV was $283.6 million, or 9.41%, of the market value of portfolio assets as of September 30, 2010, a $66.5 million increase from $217.1 million, or 9.11%, of the market value of portfolio assets as of December 31, 2009. The increase in NPV is caused by additional capital contributed to the Bank from the Company’s successful capital raise in July 2010. As part of the Conversion and stock offering, the Company distributed 50% of the net offering proceeds to the Bank after funding of the ESOP, which resulted in a $95.4 million increase to the Bank’s equity. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $26.4 million decrease in our NPV at September 30, 2010 as compared to a decrease of $24.9 million at December 31, 2009, and would result in a 57 basis point decrease in our NPV ratio to 8.84% at September 30, 2010, as compared to a 70 basis point decrease to 8.41% at December 31, 2009. An immediate 200 basis point decrease in market interest rates would result in a $4.2 million decrease in our NPV at September 30, 2010, compared to a $4.7 million increase at December 31, 2009, and would result in a 31 basis point decrease in our NPV ratio to 9.10% at September 30, 2010, as compared to a 10 basis point decrease in our NPV ratio to 9.01% at December 31, 2009.
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
In evaluating the Bank’s exposure to interest rate movements, certain shortcomings inherent in the method of analysis presented in the foregoing table must be considered. For example, although certain assets and liabilities may have similar maturities or repricing characteristics, their interest rate drivers may react in different degrees to changes in market interest rates (basis risk). Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in interest rates. Additionally, certain assets, such as adjustable rate mortgages, have features which restrict changes in interest rates on a short-term basis and over the life of the asset (initial, periodic, and lifetime caps and floors). Other assets, such as Warehouse Purchase Program loans, have variable rate features which restrict changes in interest rates unless the index rate rises above its contractual lifetime floor. Further, in the event of a significant change in interest rates, loan and investment prepayment and early withdrawal on deposit levels may deviate significantly from those assumed above. Assets with prepayment options are closely monitored. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. Because of this, current market rates and customer behavior are being considered in the management of interest rate risk. The Bank considers all of these factors in monitoring its exposure to interest rate risk.
The current historically low interest rate environment has resulted in asymmetrical interest rate risk as certain repricing liabilities cannot be fully shocked downward.
The Board of Directors and management believe that the Bank’s ability to successfully manage and mitigate its exposure to interest rate risk is strengthened by several key factors. For example, the Bank manages its balance sheet duration and overall interest rate risk by placing a preference on originating and retaining adjustable rate loans and selling originated fixed rate residential mortgage loans. In addition, the Bank borrows at various maturities from the FHLB to mitigate mismatches between the asset and liability portfolios. Furthermore, the investment securities portfolio is used as a primary interest rate risk management tool through the duration and repricing targeting of purchases and sales.

Item 4. Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company’s internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Set forth below are updates and additions to the market risk information provided in Item 1.A. of ViewPoint Financial Group’s Annual Report on Form 10-K for the year ended December 31, 2009. These updates and additions should be read in conjunction with the 2009 10-K information.
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
The Federal Deposit Insurance Corporation Quarterly Banking Profile has reported that non-performing assets as a percentage of assets for Federal Deposit Insurance Corporation-insured financial institutions rose to 3.31% as of June 30, 2010, compared to 1.91% as of June 30, 2008. The NASDAQ Bank Index declined 32% between September 30, 2008 and September 30, 2010. At September 30, 2010, our non-performing assets as a percentage of total assets was 0.69%.
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
Over the last several years, we have increased our non-residential lending in order to improve the yield on our assets. At September 30, 2010, our loan portfolio included $523.4 million of commercial real estate loans and commercial non-mortgage loans, or 30.7% of total loans, compared to $108.2 million, or 10.1% of total loans, at December 31, 2005. The credit risk related to these types of loans is considered to be greater than the risk related to one- to four-family residential loans because the repayment of commercial real estate loans and commercial non-mortgage loans typically is dependent on the successful operation and income stream of the borrowers’ business and the real estate securing the loans as collateral, which can be significantly affected by economic conditions. Additionally, commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. If loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could require us to increase our provision for loan losses and adversely affect our operating results and financial condition.
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
Our consumer loans accounted for approximately $72.9 million, or 4.3%, of our total loan portfolio as of September 30, 2010, of which $47.8 million consisted of automobile loans. Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner-occupied residential properties, particularly in the case of loans that are secured by rapidly depreciable assets, such as automobiles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. Because our indirect automobile loans were originated through a third party and not directly by us, they present greater risks than other types of lending activities. As a result of this portfolio of consumer loans, it may become necessary to increase the level of our provision for loan losses, which could hurt our profits.
Our business may be adversely affected by credit risk associated with residential property.
As of September 30, 2010, residential mortgage loans, including home equity loans and lines of credit, totaled $519.4 million, or 30.5%, of total loans. This type of lending is generally sensitive to regional and local economic conditions that may significantly affect the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values resulting from the downturn in local housing markets has reduced the value of the real estate collateral securing the majority of our loans and has increased the risk that we would incur losses if borrowers default on their loans. Continued declines in both the volume of real estate sales and sales prices, coupled with high levels and increases in unemployment, may result in higher loan delinquencies or problem assets, a decline in demand for our products and services, or a decrease in our deposits. These potential negative events may cause us to incur losses, which would adversely affect our capital and liquidity and damage our financial condition and business operations. These declines may have a greater impact on our earnings and capital than on the earnings and capital of financial institutions that have more diversified loan portfolios.
We are subject to credit risks in connection with the concentration of adjustable rate loans in our portfolio.
Approximately 31.4% of our loan portfolio is adjustable rate loans. Borrowers with adjustable rate loans are exposed to increased monthly payments when the related interest rate adjusts upward under the terms of the loan from the initial fixed to the rate computed in accordance with the applicable index and margin. Any rise in prevailing market interest rates may result in increased payments for borrowers who have adjustable rate loans, increasing the possibility of default. Borrowers seeking to avoid these increased monthly payments by refinancing their loans may no longer be able to find available replacement loans at comparably lower interest rates. In addition, a decline in housing prices may leave borrowers with insufficient equity in their homes to permit them to refinance. Borrowers who intend to sell their homes on or before the expiration of the fixed rate period on their mortgage loans may also find that they cannot sell their properties for an amount equal to or greater than the unpaid principal balance of their loans. These events, alone or in combination, may contribute to higher delinquency rates and negatively impact our earnings.

If our non-performing assets increase, our earnings will suffer.
At September 30, 2010, our non-performing assets (which consist of non-accrual loans, loans 90 days or more delinquent, troubled debt restructurings and foreclosed real estate assets) totaled $20.5 million, which was an increase of $3.9 million, or 23.7%, over non-performing assets at December 31, 2009. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or real estate owned. We must reserve for estimated credit losses, which are established through a current period charge to the provision for loan losses, and from time to time, if appropriate, write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned. Further, the resolution of non-performing assets requires the active involvement of management, which can distract them from the overall supervision of our operations and other income-producing activities. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance accordingly.
If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.
We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. Management recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover actual losses, resulting in additions to our allowance. Additions to our allowance decrease our net income. Our allowance for loan losses was 1.31% of gross loans and 82.80% of non-performing loans at September 30, 2010, compared to 1.10% of gross loans and 97.29% of non-performing loans at December 31, 2009.
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
The recently-enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), as discussed below, will change the bank regulatory framework, create an independent consumer protection bureau that will assume the consumer protection responsibilities of the various federal banking agencies, and establish more stringent capital standards for banks and bank holding companies and new regulations affecting the lending, funding, trading and investment activities of banks and bank holding companies. In addition, there have been proposals made by members of Congress and others that would reduce the amount delinquent borrowers are otherwise contractually obligated to pay on their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral.

Any further changes in such regulation and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums may increase our costs of regulatory compliance and of doing business and otherwise could have a material impact on our operations. New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge, and our ongoing operations, costs and profitability. Legislative proposals limiting our rights as a creditor could result in credit losses or increased expense in pursuing our remedies as a creditor.
Recently enacted financial reform legislation will, among other things, eliminate the Office of Thrift Supervision, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.
The recently enacted Dodd-Frank Act will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act will eliminate our current primary federal regulator, the Office of Thrift Supervision, and require ViewPoint Bank to be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks). The Dodd-Frank Act also authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies like the Company, in addition to bank holding companies which it currently regulates. As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, will apply to savings and loan holding companies like the Company. These capital requirements are substantially similar to the capital requirements currently applicable to ViewPoint Bank, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources” in Part I, Item 2 of this report. The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.
The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as ViewPoint Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators. The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorney generals the ability to enforce applicable federal consumer protection laws.
The legislation also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest-bearing transaction accounts have unlimited deposit insurance through December 31, 2013. Lastly, the Dodd-Frank Act will increase shareholder influence over boards of directors by requiring companies to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules, recently adopted, that allow shareholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.
It is difficult to predict at this time what effect the new legislation and implementing regulations will have on community banks with regards to the lending and credit practices of such banks. Moreover, many of the provisions of the Dodd-Frank Act will not take effect for at least a year, and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years. Although the substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those relating to the new Consumer Financial Protection Bureau, will increase our operating and compliance costs and could increase our interest expense.
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

Changes in interest rates may also affect the average life of loans and mortgage-related securities. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable rate loans. Also, increases in interest rates may extend the expected life of fixed-rate assets, which would limit the funds we have available to reinvest in higher yielding alternatives, and may result in customers withdrawing certificates of deposit early so long as the early withdrawal penalty is less than the interest they could receive as a result of the higher interest rates.
Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At September 30, 2010, the fair value of our portfolio of available-for-sale securities totaled $789.7 million. Gross unrealized gains on these securities totaled $10.7 million, while gross unrealized losses on these securities totaled $1.5 million, resulting in a net unrealized gain of $9.2 million at September 30, 2010.
At September 30, 2010, the Company’s internal simulation model indicated that our net portfolio value would decrease by 9.6% if there was an instantaneous parallel 200 basis point increase in market interest rates. See Item 3. — Quantitative and Qualitative Disclosures about Market Risk - Asset/Liability Management. Additionally, approximately 31.4% or our loan portfolio is adjustable-rate loans. Any rise in market interest rates may result in increased payments for borrowers who have adjustable rate mortgage loans, increasing the possibility of default.
The Company had $589.4 million of loans held for sale at September 30, 2010, of which $539.8 million were Warehouse Purchase Program loans purchased for sale under our standard loan participation agreement. Warehouse Purchase Program loans adjust with changes to the daily LIBOR. These loans have a yield that is based on the daily LIBOR, with a floor of 2.50% per annum, plus a margin rate. The margin rate ranges between 1.88% and 2.57% per annum, which results in an effective minimum total rate for Warehouse Purchase Program loans of 4.38%. During 2010, these loan rate floors were in effect and established a loan rate which was higher than the contractual rate spread would have otherwise been. As market interest rates increase, many of these interest rate floors will not adjust until the daily LIBOR exceeds 250 basis points. At that time, the loans will revert back to their normal contractual interest rate spread terms. For the nine months ended September 30, 2010, the average yield earned on Warehouse Purchase Program loans was 4.89%, versus an average LIBOR of 0.28% plus the average margin of 2.29%, which results in a positive difference of 232 basis points.
Our strategies to modify our interest rate risk profile may be difficult to implement.
Our asset/liability management strategies are designed to decrease our interest rate risk sensitivity. One such strategy is increasing the amount of adjustable rate and/or short-term assets. The Company offers adjustable rate loan products as a means to achieve this strategy. However, lower fixed interest rates would generally create a decrease in borrower demand for adjustable rate assets. Additionally, there is no guarantee that any adjustable rate assets obtained will not prepay. At September 30, 2010, 31.4% of our loan portfolio consisted of adjustable rate loans, compared to 32.2% at December 31, 2009.
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

Additionally, at September 30, 2010, public funds totaled $368.6 million, representing 55.1% of our time deposits and 18.2% of our total deposits. Public funds are bank deposits of state and local municipalities. These deposits are required to be secured by investment grade securities to ensure repayment, which on the one hand tends to reduce our contingent liquidity risk by making these funds somewhat less credit sensitive, but on the other hand reduces standby liquidity by restricting the potential liquidity of the pledged collateral. Although these funds historically have been a relatively stable source of funds for us, availability depends on the individual municipality’s fiscal policies and cash flow needs.
Our securities portfolio may be negatively impacted by fluctuations in market value and interest rates, which may have an adverse effect on our financial condition.
Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by decreases in interest rates, lower market prices for securities and limited investor demand. Our securities portfolio is evaluated for other-than-temporary impairment on at least a quarterly basis. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our shareholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. At September 30, 2010, the change from December 31, 2009 in net unrealized gains on securities available for sale was $2.2 million.
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
In the event that the special assessment and the prepayment do not provide sufficient funds for the FDIC to resolve future bank failures, the FDIC may require another special assessment or increase assessment rates for all FDIC insured institutions. In addition, the Dodd-Frank Act has significantly increased deposit insurance coverage and directed the FDIC to increase the reserve level of the Deposit Insurance Fund. These actions may also lead to increased assessments on insured depository institutions. An increase in assessments will adversely affect our results of operations.

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
Competition in the banking and financial services industry is intense. We compete with numerous commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of our competitors have substantially greater resources and lending limits than we have, have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do. Our profitability depends upon our continued ability to successfully compete in our market area. The greater resources and deposit and loan products offered by some of our competitors may limit our ability to increase our interest-earning assets.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.	Defaults upon Senior Securities
Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
The Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (File No. 333-165509) with respect to its offering of up to 23,000,000 shares of common stock for sale at $10.00 per share in connection with the Conversion. The shares offered represented the 56.9% ownership interest in ViewPoint Financial Group owned by ViewPoint MHC. In addition to the shares being sold in the offering, the remaining 43.1% interest in ViewPoint Financial Group common stock held by the public was converted into shares of common stock of the Company using an exchange ratio that resulted in the existing public shareholders owning approximately the same percentage of the Company’s common stock as they owned of ViewPoint Financial Group common stock immediately prior to the completion of the Conversion. The Registration Statement was declared effective by the Securities and Exchange Commission on May 6, 2010. The stock offering commenced on May 14, 2010, and the Conversion was consummated on July 6, 2010.
Sandler O’Neill & Partners, L.P. (“Sandler O’Neill”) was engaged to act as a Conversion advisor and selling agent in connection with the offer and sale of the Company’s common stock in the subscription offering, which was conducted on a best efforts basis. In addition, Sandler O’Neill acted as sole book-running manager and Sterne, Agee & Leach, Inc. (“Sterne Agee”) acted as co-manager for the syndicated community offering, which was also conducted on a best efforts basis. For their services, Sandler O’Neill, Sterne Agee and the other selected dealers who participated in the offering received total fees of $5.5 million. Sandler O’Neill was also reimbursed $100,000 for its out-of-pocket expenses, including its legal fees and expenses.
In connection with the Conversion, the Company sold 19,857,337 shares of its common stock at a price of $10.00 per share, raising $198.6 million of gross proceeds. Expenses related to the offering were approximately $7.8 million, including the fees and expenses paid to Sandler O’Neill. Net proceeds from the initial offering were approximately $190.8 million. As part of the Conversion, each outstanding share of ViewPoint Financial Group common stock, other than shares held by ViewPoint MHC, was converted into the right to receive 1.4 shares of Company common stock, with cash paid in lieu of issuing any fractional shares. As a result of the Conversion, 34,839,491 shares of the Company’s common stock are outstanding as of November 3, 2010.
Approximately 50% of the net proceeds of the offering, or $95.4 million, were contributed by the Company to the Bank. In addition, the Company made a loan to the Bank’s employee stock ownership plan (ESOP) in the amount of approximately $15.9 million, which the ESOP used to purchase 1,588,587 shares of the Company’s common stock. The Company retained approximately $79.5 million of the net proceeds. Initially, the Company invested the net proceeds from the stock offering in available for sale investments.
The Company’s common stock is listed on the Nasdaq Global Select Market under the trading symbol “VPFG”.

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

11	Statement regarding computation of per share earnings (See Note 3 of the Condensed Notes to Unaudited Consolidated Interim Financial Statements included in this Form 10-Q).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)

32	Section 1350 Certifications

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ViewPoint Financial Group, Inc.
(Registrant)

Date: November 3, 2010	/s/ Garold R. Base Garold R. Base
President and Chief Executive Officer
(Duly Authorized Officer)

Date: November 3, 2010	/s/ Pathie E. McKee Pathie E. McKee
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits:

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.0	Section 1350 Certifications