Form 10-K
period 2010-12-31
ViewPoint Financial Group Inc.
filed 2011-03-03
CIK 1487052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-34737

VIEWPOINT FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Maryland	27-2176993
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1309 W. 15th Street, Plano, Texas	75075
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 578-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer ☐
Non-accelerated filer	☑	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant was $140.7 million as of June 30, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter. Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are “affiliates”.

There were issued and outstanding 34,839,491 shares of the Registrant’s common stock as of March 1, 2011.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of Form 10-K

Portions of the definitive Proxy Statement to be used in conjunction with the Registrant’s Annual Meeting of Shareholders	Part III

VIEWPOINT FINANCIAL GROUP, INC.

FORM 10-K

December 31, 2010

PART I

Item 1.	Business

Special Note Regarding Forward-Looking Statements

When used in filings by ViewPoint Financial Group, Inc. (“the Company”) with the Securities and Exchange Commission (the “SEC”) in the Company’s press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “intends” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions, legislative changes, changes in policies by regulatory agencies, fluctuations in interest rates, the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses, the Company’s ability to access cost-effective funding, fluctuations in real estate values and both residential and commercial real estate market conditions, demand for loans and deposits in the Company’s market area, competition, changes in management’s business strategies and other factors set forth under Risk Factors in this Form 10-K, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to advise readers that the factors listed above could materially affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake – and specifically declines any obligation – to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

General

The Company, a Maryland corporation, is a full stock holding company for its wholly owned subsidiary, ViewPoint Bank (the “Bank”.) The Bank’s operations include its wholly owned subsidiary, ViewPoint Bankers Mortgage, Inc. (doing business as ViewPoint Mortgage) (“VPM”). On July 6, 2010, the Company completed a public offering and share exchange as part of the Bank’s conversion from the mutual holding company structure and the elimination of ViewPoint Financial Group and ViewPoint MHC (the “Conversion”). Please see Note 2 of the Notes to Consolidated Financial Statements under Item 8 of this report for more information. All share and per share information in this report for periods prior to the Conversion has been adjusted to reflect the 1.4:1 exchange ratio on publicly traded shares, which resulted in a 4,287,752 increase in outstanding shares.

Unless the context otherwise requires, references in this document to the “Company” refer to ViewPoint Financial Group, Inc. and its predecessor, ViewPoint Financial Group, a United States corporation, and references to the “Bank” refer to ViewPoint Bank. References to “we,” “us,” and “our” means ViewPoint Financial Group, Inc. or ViewPoint Bank and its subsidiary, unless the context otherwise requires.

The Company and the Bank are examined and regulated by the Office of Thrift Supervision (“OTS”), its primary federal regulator. In 2011, the regulatory oversight of the Company will transfer to the Federal Reserve Board, and of the Bank will transfer to the Office of the Comptroller of the Currency (“OCC”.) The Bank is also regulated by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is required to have certain reserves set by the Federal Reserve Board and is a member of the Federal Home Loan Bank of Dallas, which is one of the 12 regional banks in the Federal Home Loan Bank (“FHLB”) System.

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

Our operating revenues are derived principally from interest earnings on interest-earning assets including loans and investment securities, service charges and fees on deposits, and gains on the sale of loans. Our primary sources of funds are deposits, FHLB advances and other borrowings, and payments received on loans and securities. We offer a variety of deposit accounts that provide a wide range of interest rates and terms, generally including savings, money market, term certificate and demand accounts.

Market Areas

We are headquartered in Plano, Texas, and have 23 community bank offices in our primary market area, the Dallas/Fort Worth Metroplex. We also have 14 loan production offices located in the Dallas/Fort Worth Metroplex, as well as in Houston, San Antonio, Austin, other Texas cities and in Oklahoma. (Please see Item 2 under Part 1 of this Annual Report on Form 10-K for location details.) Based on the most recent branch deposit data provided by the FDIC (as of June 2010), we ranked third in deposit share in Collin County, with 10.2% of total deposits, and eleventh in the Dallas/Fort Worth Metropolitan Statistical Area, with 1.3% of total deposits.

Our market area includes a diverse population of management, professional and sales personnel, office employees, manufacturing and transportation workers, service industry workers, government employees and self-employed individuals. The population includes a skilled work force with a wide range of education levels and ethnic backgrounds. Major employment sectors include financial services, manufacturing, education, health and social services, retail trades, transportation and professional services. 24 companies headquartered in the Dallas/Fort Worth Metroplex were included on the Fortune 500 list for 2010, giving our market area the fourth-highest concentration of such companies among U.S. metropolitan areas. Large employers headquartered in our market area include Exxon Mobil, AT&T, Kimberly-Clark, American Airlines, Texas Instruments, J.C. Penney, Dean Foods and Southwest Airlines.

For December 2010, the Dallas/Fort Worth Metroplex reported an unemployment rate (not seasonally adjusted) of 7.9%, compared to the national average of 9.1% (source is Bureau of Labor Statistics Local Area Unemployment Statistics Unemployment Rates for Metropolitan Areas, using the Dallas-Fort Worth-Arlington, Texas Metropolitan Statistical Area.) Housing prices in the Dallas/Fort Worth Metroplex have compared favorably to the national average. From December 2005 to December 2010, the Standards and Poors/Case-Schiller Home Price Index for the Dallas metropolitan area has decreased by 6.2%, while the U.S. National Home Price Index has declined by 30.3% during the same period.

Lending Activities

The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and discounts and allowances for losses) as of the dates indicated.

	December 31,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real estate loans:
One- to four- family	$393,896	35.58%	$421,935	37.62%	$498,961	39.92%	$332,780	36.40%	$282,918	29.21%
Commercial	479,071	43.28	453,604	40.44	436,483	34.92	251,915	27.56	179,635	18.55
Home equity	115,418	10.43	116,138	10.35	101,021	8.08	85,064	9.31	83,899	8.66
Construction	12,004	1.08	7,074	0.63	503	0.04	225	0.02	5,181	0.54

Total real estate loans	1,000,389	90.37	998,751	89.04	1,036,968	82.96	669,984	73.29	551,633	56.96

Other loans:
Consumer loans:
Automobile indirect	1,606	0.15	10,711	0.96	38,837	3.11	104,156	11.39	219,147	22.63
Automobile direct	40,944	3.70	57,186	5.10	73,033	5.84	98,817	10.81	151,861	15.68
Other secured	10,619	0.96	12,217	1.09	14,107	1.13	12,626	1.38	14,678	1.52
Lines of credit/unsecured	14,197	1.28	14,781	1.32	15,192	1.21	16,351	1.79	21,284	2.20

Total consumer loans	67,366	6.09	94,895	8.47	141,169	11.29	231,950	25.37	406,970	42.03

Commercial non-mortgage	39,279	3.54	27,983	2.49	71,845[1]	5.75	12,278	1.34	9,780	1.01

Total loans	1,107,034	100.00%	1,121,629	100.00%	1,249,982	100.00%	914,212	100.00%	968,383	100.00%

Less:
Deferred fees and discounts	(73)		(1,160)		(1,206)		603		3,576
Allowance for loan losses	(14,847)		(12,310)		(9,068)		(6,165)		(6,507)

Total loans receivable, net	$1,092,114		$1,108,159		$1,239,708		$908,650		$965,452

Loans held for sale	$491,985		$341,431		$159,884		$13,172		$3,212

(1)	Includes $53.3 million of warehouse lines of credit, which are classified as secured commercial lines of credit. These lines were originated between July 2008 and August 2009.

The following table shows the composition of our loan portfolio by fixed and adjustable rate as of the dates indicated. Of the $492.0 million of loans held for sale at December 31, 2010, $460.9 million were Warehouse Purchase Program loans purchased for sale under our standard loan participation agreement. Warehouse Purchase Program facilities adjust with changes to the daily London Interbank Offering Rate (“LIBOR”). These facilities have a yield that is based on the daily LIBOR, with a floor of either 2.00% or 2.50% per annum, plus a margin rate.

	December 31,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Fixed rate loans:
Real estate loans:
One- to four- family	$300,007	27.10%	$304,810	27.18%	$375,421	30.04%	$302,193	33.06%	$247,910	25.60%
Commercial	299,849	27.09	284,741	25.39	271,830	21.75	179,826	19.67	140,797	14.54
Home equity	80,013	7.23	83,368	7.43	84,124	6.73	70,643	7.73	68,795	7.10
Construction	-	-	-	-	-	-	-	-	1,660	0.17

Total real estate loans	679,869	61.42	672,919	60.00	731,375	58.52	552,662	60.46	459,162	47.41

Other loans:
Consumer loans:
Automobile indirect	1,606	0.15	10,711	0.96	38,837	3.11	104,156	11.39	219,115	22.63
Automobile direct	40,944	3.70	57,186	5.10	73,033	5.84	98,817	10.81	151,816	15.68
Other secured	4,346	0.39	4,844	0.43	5,238	0.42	5,454	0.60	7,050	0.73
Lines of credit/unsecured	3,333	0.30	3,361	0.30	3,456	0.27	4,168	0.46	7,652	0.79

Total consumer loans	50,229	4.54	76,102	6.79	120,564	9.64	212,595	23.26	385,633	39.83
Commercial non-mortgage	26,744	2.41	10,901	0.97	10,213	0.82	9,359	1.02	7,979	0.82

Total fixed rate loans	756,842	68.37	759,922	67.76	862,152	68.98	774,616	84.74	852,774	88.06

Adjustable rate loans:
Real estate loans:
One- to four- family	93,889	8.48	117,125	10.44	123,540	9.88	30,587	3.34	35,008	3.61
Commercial	179,222	16.19	168,863	15.05	164,653	13.17	72,089	7.89	38,838	4.01
Home equity	35,405	3.20	32,770	2.92	16,897	1.35	14,421	1.58	15,104	1.56
Construction	12,004	1.08	7,074	0.63	503	0.04	225	0.02	3,521	0.37

Total real estate loans	320,520	28.95	325,832	29.04	305,593	24.44	117,322	12.83	92,471	9.55

Other loans:
Consumer loans:
Automobile indirect	-	-	-	-	-	-	-	-	32	-
Automobile direct	-	-	-	-	-	-	-	-	45	-
Other secured	6,273	0.57	7,373	0.66	8,869	0.71	7,172	0.78	7,628	0.79
Lines of credit/unsecured	10,864	0.98	11,420	1.02	11,736	0.94	12,183	1.33	13,632	1.41

Total consumer loans	17,137	1.55	18,793	1.68	20,605	1.65	19,355	2.11	21,337	2.20
Commercial non-mortgage	12,535	1.13	17,082	1.52	61,632[1]	4.93	2,919	0.32	1,801	0.19

Total adjustable rate loans	350,192	31.63	361,707	32.24	387,830	31.02	139,596	15.26	115,609	11.94

Total loans	1,107,034	100.00%	1,121,629	100.00%	1,249,982	100.00%	914,212	100.00%	968,383	100.00%

Less:
Deferred fees and discounts	(73)		(1,160)		(1,206)		603		3,576

Allowance for loan losses	(14,847)		(12,310)		(9,068)		(6,165)		(6,507)

Total loans receivable, net	$1,092,114		$1,108,159		$1,239,708		$908,650		$965,452

Loans held for sale	$491,985		$341,431		$159,884		$13,172		$3,212

[1]	Includes $53.3 million of warehouse lines of credit, which are classified as secured commercial lines of credit. These lines were originated between July 2008 and August 2009.

The following schedule illustrates the contractual maturity of our loan portfolio (not including loans held for sale) at December 31, 2010. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	One- to Four- Family and
	Home Equity		Commercial Real Estate		Construction		Consumer		Commercial Non-Mortgage		Total
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
Due During Years		Average		Average		Average		Average		Average		Average
Ending December 31,	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

2011(1)	$2,330	5.56%	$52,733	6.54%	$11,435	6.28%	$19,464	9.34%	$10,894	6.55%	$96,856	6.88%
2012	2,387	6.53	51,483	6.61	-	-	8,262	7.15	4,441	4.88	66,573	6.56
2013	4,084	5.80	29,323	6.77	-	-	12,090	6.70	1,069	6.68	46,566	6.66
2014-2015	9,424	6.21	170,615	6.65	-	-	24,000	6.26	8,142	6.91	212,181	6.60
2016-2020	52,322	5.62	158,916	6.47	569	6.75	3,112	7.13	14,733	7.69	229,652	6.37
2021-2025	86,381	5.20	6,315	5.11	-	-	438	8.59	-	-	93,134	5.21
2026 and following	352,386	5.70	9,686	6.38	-	-	-	-	-	-	362,072	5.72

Total	$509,314		$479,071		$12,004		$67,366		$39,279		$1,107,034

(1)	Includes demand loans, loans having no stated maturity and overdraft loans.

The total amount of loans due after December 31, 2011 which have fixed interest rates is $697.7 million, or 69.1%. The total amount of loans due after December 31, 2011 which have floating or adjustable interest rates is $312.4 million, or 30.9%.

Lending Authority. Residential real estate loans up to $1.5 million and commercial real estate loans up to $1.0 million may be approved by our Chief Credit Officer. Our Chief Executive Officer may approve residential and commercial real estate loans up to $2.0 million. The Management Loan Committee generally may approve loans up to $5.0 million, with the exception of Warehouse Purchase Program relationships, which it can approve up to $20.0 million. Loans over these amounts must be approved by the Director Loan Committee. Loans outside our general underwriting guidelines must be approved by the Board of Directors.

At December 31, 2010, the maximum amount under federal regulation that we could lend to any one borrower and the borrower’s related entities was approximately $44.8 million. Our five largest lending relationships (excluding Warehouse Purchase Program relationships) totaled $89.8 million in the aggregate, or 8.1% of our $1.11 billion loan portfolio (not including loans held for sale) at December 31, 2010. The loans making up these lending relationships were with commercial borrowers and were secured by office buildings and retail centers located in Texas. The largest relationship at December 31, 2010, totaled $18.7 million. At December 31, 2010, none of the above referenced loans were classified and all were performing according to their stated terms. At December 31, 2010, we had 58 additional relationships that exceeded $2.0 million, for a total amount of $351.5 million. One of these loans with an outstanding balance of $2.9 million was 30 days delinquent at December 31, 2010 and three of these loans totaling $7.4 million were on nonaccrual status at December 31, 2010. See “Asset Quality” for more information.

One- to Four-Family Real Estate Lending. We primarily originate loans secured by first mortgages on owner-occupied, one- to four-family residences in our market area. We originate one- to four-family residential mortgage loans through our wholly owned subsidiary, VPM. All of the one- to four-family loans we originate are funded by us and either retained in our portfolio or sold into the secondary market. We sell a majority of our residential mortgage loans on a servicing released basis. See “Loan Originations, Purchases, Sales, Repayments and Servicing.” An evaluation is conducted at the time of origination based on yield, term, price, credit, marketability, and servicing released premium to determine if the loan is to be sold or retained. Sales of one- to four-family real estate loans can increase liquidity, provide funds for additional lending activities, and generate income.

At December 31, 2010, one- to four-family residential mortgage loans (which included a limited amount of home improvement loans) totaled $393.9 million, or 35.6% of our gross loan portfolio, of which $300.0 million were fixed rate loans and $93.9 million were adjustable rate loans. In 2010, the Company sold $402.0 million, or 83.7%, of the one- to four-family loans it originated to investors. These loans were sold servicing released. The remainder of one- to four-family loans originated were retained in the Company’s loan portfolio.

We underwrite one- to four-family owner-occupied loans based on the applicant’s ability to repay. This includes evaluating their employment, credit history and the value of the subject property. We lend up to 95% of the lesser of the value or purchase price for one- to four-family residential loans, and up to 80% for non-owner-occupied residential loans. For certain Federal Housing Administration (“FHA”) loans, we generally lend up to 96.5% with FHA insurance. For conventional loans with a loan-to-value ratio in excess of 80%, we require private mortgage insurance in order to mitigate the higher risk level associated with higher loan-to-value loans. Properties securing our one- to four-family loans are appraised by independent fee appraisers who are selected in accordance with industry and regulatory standards. We require our borrowers to obtain title and hazard insurance, and flood insurance, if necessary.

We currently originate one- to four-family mortgage loans on a fixed and adjustable rate basis as consumer demand dictates. Our pricing strategy for mortgage loans includes setting interest rates that are competitive with other local financial institutions and consistent with our asset/liability management objectives. Fixed rate loans secured by one- to four-family residences generally have contractual maturities of up to 30 years and are generally fully amortizing, with payments due monthly.

In 2010, VPM originated $449.7 million of one- to four-family fixed rate mortgage loans, $23.0 million of one- to four-family adjustable rate mortgage (ARM) loans and $15.0 million in residential construction loans. Additionally, the Bank originated $7.8 million in fixed rate home improvement loans. All ARM loans are offered with annual adjustments that begin after the initial reset date, which is typically three or five years, and lifetime rate caps that vary based on the product, generally with a maximum annual rate change of 2.0% and a maximum overall rate change of 6.0%. We use a variety of indices to reprice our ARM loans. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as our cost of funds. As of December 31, 2010, 96% of the ARM loans in our portfolio will reset in the next five years.

ARM loans generally pose different credit risks than fixed rate loans, primarily because as interest rates rise, the borrower’s payment rises, increasing the potential for default. Our loans, which are generally underwritten using guidelines established by the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“FHLMC”), the U.S. Department of Housing and Urban Development (“HUD”) and other mortgage investors, are readily saleable to investors. Our real estate loans generally contain a “due on sale” clause, allowing us to declare the unpaid principal balance due and payable upon the sale of the security property. In 2010, the average size of our one- to four-family residential loans at origination was approximately $168,000, while the average size of the one- to four-family residential loans in our portfolio at December 31, 2009, was approximately $128,000.

We originate residential construction loans to individuals for the construction and acquisition of personal residences. At December 31, 2010, we had $11.4 million in outstanding balances on residential construction loans with an additional $5.9 million of outstanding commitments to make residential construction fundings. Our residential construction loans generally provide for the payment of interest only during the construction phase, which is typically up to 12 months.

We periodically review and inspect each property prior to disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method. At the end of the construction phase, the residential construction loan generally either converts to a longer-term mortgage loan or is paid off through a permanent loan from another lender. Residential construction loans can be made with a maximum loan-to-value ratio of 90%. Before making a commitment to fund a residential construction loan, we require an “as-complete” appraisal of the property by an independent licensed appraiser.

Residential construction lending is generally considered to involve a higher degree of credit risk than longer-term financing on existing, owner-occupied real estate. Risk of loss on a residential construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimated construction costs are inaccurate, we may be required to advance funds beyond the amount originally committed in order to ensure completion and protect the value of the property. This scenario can also lead to a project that, when completed, has a value that is below the cost of construction.

Warehouse Purchase Program. Our Warehouse Purchase Program enables our mortgage banking company customers to close conforming and some jumbo one- to four-family real estate loans in their own name and temporarily finance their inventory of these closed loans until the loans are sold to investors approved by the Company. We initiated the Warehouse Purchase Program in July 2008 and began funding these types of facilities in October 2008. At December 31, 2010, the Warehouse Purchase Program had 29 clients, compared to eight clients at December 31, 2008. The approved maximum borrowing amounts for our existing Warehouse Purchase Program clients ranged from $10.0 million to $30.0 million at December 31, 2010. During 2010, the average daily outstanding balance per client was $14.8 million and the average daily balance of this portfolio was $368.3 million. The underwriting standards for Warehouse Purchase Program relationships require a minimum tangible net worth of at least $2.0 million and a requirement for personal guarantees and historical profitability of the mortgage banking company client. Warehouse Purchase Program loans, which are made under our standard loan participation agreement, are secured by one- to four-family mortgage loans and are classified as mortgage loans held for sale. This type of lending has a lower risk profile than other one- to four-family loans because the loans are conforming (and a limited number of jumbo) one- to four-family real estate loans that are subject to purchase commitments from an approved investor, and are subject to specific curtailments. If the loan is not sold within 90 days, the mortgage banking company client buys back the loan.

At December 31, 2010, Warehouse Purchase Program loans totaled $460.9 million. During 2010, the Company purchased $7.79 billion and sold $7.32 billion in mortgage loans made under these loan participation agreements. Warehouse Purchase Program facilities adjust with changes to the daily LIBOR, with a floor of either 2.00% or 2.50% per annum, plus a margin rate. The margin rate, which is an agreed upon value stated in the pricing schedule of each Warehouse Purchase Program client, typically ranged between 1.75% and 2.75% at December 31, 2010, which resulted in a minimum total rate for Warehouse Purchase Program facilities of 3.75%. For the year ended December 31, 2010, the average yield earned on Warehouse Purchase Program facilities was 4.88%. All loans in this portfolio were performing at December 31, 2010.

Commercial Real Estate Lending. We offer a variety of commercial real estate loans. These loans are generally secured by commercial, income-producing, multi-tenanted properties located primarily in our market area or elsewhere in Texas. These properties primarily include office buildings, retail centers, light industrial facilities, warehouses and multifamily properties. This category also includes small business real estate loans for owner-occupied or single tenant properties. At December 31, 2010, commercial real estate loans totaled $479.1 million, or 43.3% of our gross loan portfolio. Our commercial real estate loans are originated internally by our Commercial Real Estate Lending and Business Lending departments.

Our loans secured by commercial real estate are primarily originated with a fixed interest rate for terms between three and ten years, 25 to 30-year amortization periods and balloon payments due at maturity. Most loans with a fixed interest rate are generally originated with a term of five years or less. Commercial real estate adjustable rate loans generally have fixed rates for the first three to five years, then have a one-time rate adjustment to a new fixed rate for the remaining term (generally an additional three to five years.) Loan-to-value ratios on our commercial real estate loans typically do not exceed 75% of the appraised value of the property securing the loan. At December 31, 2010, the average loan-to-value ratio of our commercial real estate portfolio was 58.2%, using the current loan balances and collateral values at origination (or adjusted values for those properties which have required updated appraisals as a result of loan modification requests or evaluations of classified assets.) Loans for non-owner-occupied properties are generally originated at lower loan-to-value ratios to single purpose entities and are generally accompanied by personal guaranties that are limited to cases of breach of representation, warranty or covenant. Loans for owner-occupied or single tenant properties may have higher loan-to-value ratios, but often require unlimited personal guaranties. At December 31, 2010, $28.5 million, or 6.0%, of the $479.1 million commercial real estate portfolio was owner-occupied. The below table illustrates our commercial real estate portfolio by collateral type and loan-to-value ratio based on the most recent data available.

Property Type	$ Amount	% of Total	LTV
	(Dollars in Thousands)

Office	$202,350	42.24%	62.2%
Retail	146,768	30.64	57.0
Industrial	34,976	7.30	61.0
Office/Warehouse	35,642	7.44	64.5
Storage Facility	13,719	2.86	47.1
Medical Office	10,809	2.25	53.0
Mixed Use	8,814	1.84	29.9
Hotel	7,381	1.54	66.3
Mobile Home Park	5,829	1.22	50.0
Multifamily	3,864	0.81	61.9
Church	3,669	0.76	41.0
Land	143	0.03	60.2
Other	5,107	1.07	49.6

	$479,071	100.00%	58.2%

Loans secured by commercial real estate are generally underwritten based on the net operating income of the property and the financial strength of the borrower/guarantor. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt plus an additional coverage requirement. Appraisals on properties securing commercial real estate loans are performed by independent state certified or licensed fee appraisers. See “Loan Originations, Purchases, Sales, Repayments and Servicing.”

We generally maintain an insurance and/or tax escrow for loans on non-owner-occupied properties; however, we generally do not require them for owner-occupied properties. Loans over $250,000 that are secured by owner-occupied properties are monitored through an insurance tracking service, and the tax information for all commercial real estate loans is pulled annually to ensure that real estate taxes are current. In order to monitor the adequacy of cash flows on income-producing properties, the borrower is generally required to provide annual financial information.

Loans secured by commercial real estate properties generally involve a greater degree of credit risk than one- to four-family residential mortgage loans. These loans typically involve large balances to single borrowers or groups of related borrowers. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of these loans may be impacted by adverse conditions in the real estate market or the economy. If the cash flow from the property is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired. See “Asset Quality – Non-performing Assets.” Our largest commercial real estate lending relationship at December 31, 2010, was $18.7 million. At December 31, 2010, the loans making up this relationship were performing in accordance with their terms.

Home Equity Lending. Our home equity loans totaled $115.4 million and comprised 10.4% of our gross loan portfolio at December 31, 2010, including $25.3 million of home equity lines of credit. All of our home equity loans are secured by Texas real estate. Under Texas law, home equity borrowers are allowed to borrow a maximum of 80% (combined loan-to-value of the first lien, if any, plus the home equity loan) of the fair market value of their primary residence. The same 80% combined loan-to-value maximum applies to home equity lines of credit, which are further limited to 50% of the fair market value of the home. As a result, our home equity loans and home equity lines of credit have low loan-to-value ratios compared to similar loans in other states. Home equity lines of credit are originated with an adjustable rate of interest, based on the Wall Street Journal Prime (“Prime”) rate of interest plus a margin.

Home equity lines of credit have up to a ten year draw period and amounts may be reborrowed after payment at any time during the draw period. While the rate of interest continues to float, once the draw period has lapsed, the payment is amortized over a ten year period based on the loan balance at that time. At December 31, 2010, unfunded commitments on these lines of credit totaled $19.9 million.

Consumer Lending. We offer a variety of secured consumer loans, including new and used automobile loans, recreational vehicle loans and loans secured by savings deposits. We also offer unsecured consumer loans. We originate our consumer loans primarily in our market areas. At December 31, 2010, our consumer loan portfolio totaled $67.4 million, or 6.1% of our gross loan portfolio.

We currently originate automobile loans on a direct basis only. Automobile loans totaled $42.5 million at December 31, 2010, or 3.9% of our gross loan portfolio, with $40.9 million in direct loans and $1.6 million in indirect loans. New automobile loans may be written for a term of up to six years and have fixed rates of interest. Loan-to-value ratios are up to 110% of the manufacturer’s suggested retail price for new auto loans and 110% of the National Automobile Dealers Association (“NADA”) retail value for used auto loans.

We follow our internal underwriting guidelines in evaluating direct automobile loans, which includes a maximum debt-to-income ratio of 55%. At December 31, 2010, the average borrower credit score in our automobile portfolio at origination was 731.

We also originate unsecured consumer loans. At December 31, 2010, our unsecured consumer loans totaled $14.2 million, or 1.3% of our gross loan portfolio. These loans have either a fixed rate of interest for a maximum term of 48 months or are revolving lines of credit with an adjustable rate of interest tied to the Prime rate of interest. At December 31, 2010, unfunded commitments on our unsecured lines of credit totaled $40.3 million, and the average outstanding balance of the individual lines was approximately $4,000.

Consumer loans generally entail greater risk than do one- to four-family residential mortgage loans, particularly in the case of loans that are secured by rapidly depreciable assets, such as automobiles. In the case of automobile loans, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are dependent on the borrower’s continuing financial stability. As a result, these loans are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

Commercial Non-Mortgage Lending. At December 31, 2010, commercial non-mortgage loans totaled $39.3 million, or 3.5% of our gross loan portfolio. Our commercial non-mortgage lending activities encompass loans with a variety of purposes and security, including loans to finance business working capital, commercial vehicles and equipment, as well as lines of credit.

Approximately $9.0 million of our commercial non-mortgage loans are unsecured. Our commercial non-mortgage lending policy includes requirements related to credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of other conditions affecting the borrower. A review of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis. We generally obtain personal guarantees on both our secured and unsecured commercial non-mortgage loans.

At December 31, 2010, $15.5 million of our commercial non-mortgage loans were comprised of two loans secured by promissory notes, which are in turn secured by commercial real estate. Commercial non-mortgage loans are typically made on the basis of the borrower’s ability to make repayment from the profitable operation of the borrower’s business and, therefore, are of higher credit risk. Commercial non-mortgage loans are generally secured by business assets, such as accounts receivable, inventory, equipment and commercial vehicles. To the extent that the collateral depreciates over time, the collateral may be difficult to appraise and may fluctuate in value based on the specific type of business and equipment used. As a result, the availability of funds for the repayment of commercial non-mortgage loans are substantially dependent on the success of the business itself (which, in turn, is often dependent in part upon general economic conditions.) The majority of our commercial non-mortgage loans are to borrowers in our market area. We intend to continue our commercial non-mortgage lending within this geographic area.

Loan Originations, Purchases, Sales, Repayments and Servicing

We originate both fixed rate and adjustable rate loans. Our ability to originate loans, however, is dependent upon customer demand for loans in our market area. In addition to interest earned on loans and loan origination fees, we receive fees for loan commitments, late payments and other miscellaneous services. These fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market. Fees for late payments and other miscellaneous services totaled $521,000, $628,000 and $853,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The decline in fees for late payments and other services has been primarily due to the decline in our consumer lending portfolio.

We also may purchase whole loans and loan participations from other financial institutions. These purchase transactions are governed by participation agreements entered into by the originators and participant (the Bank) containing guidelines as to ownership, control and servicing rights, among others. The originators may retain all rights with respect to enforcement, collection and administration of the loan. This may limit our ability to control our credit risk when we purchase participations in these loans. For instance, we may not have direct access to the borrower, and the institution administering the loan may have some discretion in the administration of performing loans and the collection of non-performing loans. At December 31, 2010, approximately $50.7 million, or 4.6% of our total loan portfolio, consisted of purchased loans or loan participations. At December 31, 2010, $34.7 million of purchased loans consisted of one- to four- family real estate loan pools purchased from Bank of America (formerly Countrywide) and Citimortgage (formerly ABN Amro,) while $16.0 million consisted of individual participations in commercial real estate loans. At December 31, 2010, the delinquency percentage for purchased one- to four- family real estate loans was 10.00%, compared to 1.86% for one- to four- family real estate loans originated by the Company.

From time to time we sell non-residential loan participations to private investors, including other banks, thrifts and credit unions (participants). These sales transactions are governed by participation agreements entered into by the originator (the Bank) and participants containing guidelines as to ownership, control and servicing rights, among others. We service these participations sold. These participations are generally sold without recourse, except in cases of breach of representation, warranty or covenant.

We also sell whole residential real estate loans to private investors, such as other banks, thrifts and mortgage companies, generally subject to a provision for repurchase upon breach of representation, warranty or covenant. These loans are generally sold for cash in amounts equal to the unpaid principal amount of the loans determined using present value yields to the buyer. The sale amounts generally produce gains to us. Our residential real estate loans are currently being sold on a servicing released basis.

Sales of one- to four- family real estate loans originated by VPM and participations in commercial real estate loans can be beneficial to us since these sales generally generate income at the time of sale, produce future servicing income on loans where servicing is retained or a servicing release premium when servicing is sold, reduce our loan exposure to one borrower, provide funds for additional lending and other investments, and/or increase liquidity. The total volume of loans sold in 2010 and 2009 increased due to the growth of our Warehouse Purchase Program.

Gains, losses and transfer fees on sales of loans and loan participations are recognized at the time of the sale. Net gains and transfer fees on sales of loans for 2010, 2009, and 2008 were $13.0 million, $16.6 million and $9.4 million, respectively. In 2009, the Company experienced heavy refinance volume that drove the increase in one-to four-family originations and related income.

The Asset/Liability Management Committee directs the Company’s mortgage secondary marketing unit to evaluate, in accordance with guidelines, whether to keep loans in portfolio, sell with a servicing release premium, or sell with servicing retained based on price, yield and duration. We held servicing rights of approximately $636,000, $872,000 and $1.4 million at December 31, 2010, 2009 and 2008, respectively, for loans sold to others. The servicing of these loans generated net servicing fees to us for the years ended December 31, 2010, 2009 and 2008 of $235,000, $239,000 and $252,000, respectively. At December 31, 2010, the Company serviced $275.3 million of loans for others that were not reported as assets. The Company held servicing rights on $110.7 million of these loans. The remaining $164.6 million consisted of mortgage loan portfolios subserviced for third parties; no mortgage servicing asset was recorded related to these loans as the Company does not own such rights.

The following table shows the loan origination, purchase, sales and repayment activities (including loans held for sale) of the Company for the periods indicated.

	Year Ended December 31,
	2010		2009		2008
	(Dollars in thousands)

Originations by type:
Adjustable rate loans:
Real estate loans:
One- to four- family	$23,008		$37,998		$109,124
Construction	14,427		10,664		3,753
Commercial	24,889		7,134		106,756
Home equity	5,742		11,095		8,939

Total real estate loans	68,066		66,891		228,572

Other loans:
Consumer:
Automobile indirect	-		-		-
Automobile direct	-		-		-
Other secured	1,951		3,778		1,278
Lines of credit/unsecured	594		617		1,155

Total consumer loans	2,545		4,395		2,433
Commercial non-mortgage	6,272		38,682	(1)	105,905	(1)

Total adjustable rate loans	76,883		109,968		336,910

Fixed rate loans:
Real estate loans:
One- to four- family	457,490		647,014		393,927
Construction	1,152		-		-
Commercial	69,994		61,019		159,303
Home equity	20,872		12,394		34,599

Total real estate loans	549,508		720,427		587,829

Other loans:
Consumer:
Automobile indirect	-		-		-
Automobile direct	16,534		25,626		31,643
Other secured	1,503		2,680		2,882
Lines of credit/unsecured	2,542		2,556		2,881

Total consumer loans	20,579		30,862		37,406
Commercial non-mortgage	19,107		4,853		8,692

Total fixed rate loans	589,194		756,142		633,927

Total loans originated	666,077		866,110		970,837

Purchases:
Real estate loans:
One- to four- family	7,785,854	(2)	5,242,511	(2)	296,572	(2)
Commercial	-		-		3,376

Total loans purchased	7,785,854		5,242,511		299,948

Sales and Repayments:
Real estate loans:
One- to four- family	7,726,951	(2)	5,561,052	(2)	444,506	(2)
Commercial	7,452		29,322		30,200
Other loans:
Consumer	1,344		3,418		813

Total loans sold	7,735,747		5,593,792		475,519
Principal repayments	580,225		461,635		312,784

Total reductions	8,315,972		6,055,427		788,303

Increase (decrease) in other items, net	(1,450)		(3,196)		(4,712)

Net increase (decrease)	$134,509		$49,998		$477,770

(1)	Includes $22.0 million and $93.4 million of warehouse lines of credit originated from July 2008 to August 2009, respectively, which are classified as secured commercial lines of credit.

(2)	Includes Warehouse Purchase Program loans.

Asset Quality

When a borrower fails to make a required payment on a residential real estate loan, we attempt to cure the delinquency by contacting the borrower. A late notice is sent 15 days after the due date, and the borrower is contacted by phone beginning 16 days after the due date. When the loan is 31 days past due, a delinquency letter is mailed to the borrower. All delinquent accounts are reviewed by a collector who attempts to cure the delinquency by working with the borrower. When the loan is 50 days past due, the borrower is sent a Notice of Intent to Accelerate via certified mail and regular mail. Between 50 and 90 days past due, a loss mitigation officer reviews the loan to identify possible workout, cure, or loss mitigation opportunities.

If the account becomes 90 days delinquent and an acceptable repayment plan has not been agreed upon, a collection officer will generally refer the account to legal counsel with instructions to prepare a notice of intent to foreclose. The notice of intent to foreclose allows the borrower up to 20 days to bring the account current. If foreclosed, generally we take title to the property and sell it directly using a real estate broker.

Delinquent consumer loans are handled in a similar manner, except that late notices are sent at 10 and 20 days after the due date. Our procedures for repossession and sale of consumer collateral are subject to various requirements under the applicable consumer protection laws as well as other applicable laws and the determination by us that it would be beneficial from a cost basis.

The Credit Administration department works with commercial loan officers to see that the necessary steps are taken to collect delinquent commercial real estate and commercial non-mortgage loans and ensures that standard delinquency notices and letters are mailed to the borrower. In addition, we have a management loan committee that meets as needed and reviews past due and classified commercial real estate loans, as well as other loans that management feels may present possible collection problems. If an acceptable workout of a delinquent commercial loan cannot be reached, we generally initiate foreclosure or repossession proceedings on any collateral securing the loan.

Prospective clients of the Warehouse Purchase Program undergo a thorough risk analysis process that includes a three year review of financial statements to assess trends, financial condition, and historical performance. Operational documents are also reviewed to assess the soundness of the loan origination process. A risk rating is assigned to the prospect based upon the results of the due diligence review and are presented to the Management Loan Committee or Director Loan Committee, depending on the facility amount.

Once accepted, clients are subject to monthly financial monitoring to compare trends and performance, production volume and type, repurchase and/or indemnification requests, and litigation. Financial covenant ratios from the compliance certificate are verified to the financial statements. An annual audit of financial statements is required, for each client performed by an independent auditing firm.

Prospective clients of the Commercial Real Estate group also undergo a thorough analysis, focusing both on the sponsorship of the credit as well as the project itself. Borrowers and sponsor/guarantors must provide detailed financial information, including tax returns, so that global cash flow and debt service coverage can be analyzed. The project itself is thoroughly underwritten, based on historical leasing information and conservative projections for both income and expenses. Reserves for future leasing expenses and for deferred maintenance are often required. Third party appraisals and environmental assessments are required and reviewed for risk in the project. Once the analysis is complete, a risk assessment is completed and a rating is assigned. The loan is presented to the Management Loan Committee or the Director Loan Committee for approval, or both, depending upon the size of the transaction.

Once a loan is approved, it is subject to ongoing monitoring on a quarterly basis. Rent roll and operating income information is collected and analyzed to ascertain a current risk profile of the project and assign a new risk rating, if applicable. These quarterly loan reviews are incorporated into periodic portfolio reviews where interest rate and value stresses are applied.

Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at December 31, 2010.

	Loans Delinquent For:
	30-89 Days			90 Days and Over			Total Loans Delinquent 30 Days or More
			Percent of
			Loan			Percent of Loan			Percent of Loan
	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
	(Dollars in thousands)

Real estate loans:
One- to four- family	59	$6,543	1.66%	30	$4,092	1.04%	89	$10,635	2.70%
Commercial	1	2,869	0.60	2	1,645	0.34	3	4,514	0.94
Home equity	26	957	0.83	6	907	0.79	32	1,864	1.62

Total real estate loans	86	10,369	1.04	38	6,644	0.66	124	17,013	1.70

Other loans:
Consumer loans:
Automobile indirect	17	59	3.67	12	78	4.86	29	137	8.53
Automobile direct	28	208	0.51	8	64	0.16	36	272	0.67
Other secured	1	32	0.30	1	2	0.02	2	34	0.32
Lines of credit/unsecured	27	131	0.92	16	108	0.76	43	239	1.68

Total consumer loans	73	430	0.64	37	252	0.37	110	682	1.01

Commercial non-mortgage	6	174	0.44	1	52	0.13	7	226	0.57

Total loans	165	$10,973	0.99%	76	$6,948	0.63%	241	$17,921	1.62%

Non-performing Assets. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio. Loans are placed on nonaccrual status when the collection of principal and/or interest becomes doubtful or other factors involving the loan warrant placing the loan on nonaccrual status. Troubled debt restructurings, which are accounted for under ASC 310-40, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity. All troubled debt restructurings are initially classified as nonaccruing loans, regardless of whether the loan was performing at the time it was restructured. Once a troubled debt restructuring has performed according to its modified terms for six months and the collection of principal and interest under the revised terms is deemed probable, the Company places the loan back on accruing status. When the loan has performed according to its modified terms for one year, it is no longer considered a troubled debt restructuring. At December 31, 2010, $8.7 million of troubled debt restructurings were classified as nonaccrual, including $6.3 million of commercial real estate loans.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Nonaccruing loans:
One- to four- family real estate	$5,938	$6,151	$1,423	$689	$-
Commercial real estate	9,812	4,682	-	989	-
Home equity	1,306	418	173	22	72
Automobile indirect	84	124	190	185	207
Automobile direct	95	136	124	86	145
Consumer other secured	13	4	5	1	-
Consumer lines of credit/unsecured	108	116	128	63	177
Commercial non-mortgage	272	44	174	67	703

Total	17,628	11,675	2,217	2,102	1,304

Accruing loans more than 90 days delinquent:
Automobile direct	-	-	-	-	30

Total non-performing loans	17,628	11,675	2,217	2,102	1,334

Foreclosed assets:
One- to four- family real estate	449	462	718	615	460
Commercial real estate	2,219	3,455	843	-	-
Automobile indirect	-	-	56	212	146
Automobile direct	-	-	24	13	45
Other consumer	11	-	3	-	-
Commercial non-mortgage	-	-	-	-	4

Total	2,679	3,917	1,644	840	655

Total non-performing assets	$20,307	$15,592	$3,861	$2,942	$1,989

Total non-performing assets as a percentage of total assets	0.69%	0.66%	0.17%	0.18%	0.13%
Total non-performing loans as a percentage of total loans	1.59%	1.04%	0.18%	0.23%	0.14%

Performing troubled debt restructurings:
One- to four- family real estate	143	343	93	-	-
Commercial real estate	1,119	-	1,796	-	-
Home equity	-	113	67	-	-
Automobile indirect	4	162	231	607	592
Automobile direct	22	185	209	759	1,365
Consumer other secured	-	-	-	5	4
Consumer lines of credit/unsecured	-	96	132	40	76
Commercial non-mortgage	-	79	-	-	-

Total	$1,288	$978	$2,528	$1,411	$2,037

For the years ended December 31, 2010, 2009 and 2008, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $1.3 million, $670,000 and $226,000, respectively. The amount that was included in interest income on these loans for the years ended December 31, 2010, 2009 and 2008 was $150,000, $112,000 and $32,000, respectively.

At December 31, 2010, $18.9 million in non-performing loans were individually impaired; $2.0 million of the allowance for loan losses was allocated to impaired loans at period-end. A loan is impaired when it is probable, based on current information and events, that the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreements. Troubled debt restructurings are also considered impaired. Impaired loans are measured on an individual basis for individually significant loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses as a specific loss reserve. Please see “Comparison of Financial Condition at December 31, 2010, and December 31, 2009 – Loans” contained in Item 7 of this report for more information.

Other Loans of Concern. The Company has other potential problem loans that are currently performing and do not meet the criteria for impairment, but where some concern exists. These possible credit problems may result in the future inclusion of these items in the non-performing asset categories. These loans consist of residential and commercial real estate and commercial non-mortgage loans that are classified as “special mention,” meaning that these loans have potential weaknesses that deserve management’s close attention. These loans are not adversely classified according to regulatory classifications and do not expose the Company to sufficient risk to warrant adverse classification. These loans have been considered in management’s determination of our allowance for loan losses. Excluding the non-performing assets set forth in the table above, as of December 31, 2010, there was an aggregate of $3.5 million of these potential problem loans. Of the $3.5 million, two commercial real estate loans totaling $2.5 million were not delinquent at December 31, 2010, but are being monitored due to circumstances such as low occupancy rate, low debt service coverage or prior payment history problems.

Classified Assets. The classification of loans and other assets, such as debt and equity securities, considered by management to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses of those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

We regularly review the problem assets in our portfolio to determine whether any assets require classification. The total amount classified represented 5.4% of our equity capital and 0.73% of our assets at December 31, 2010, compared to 7.9% of our equity capital and 0.68% of our assets at December 31, 2009. The aggregate amount of classified assets at the dates indicated was as follows:

	At December 31,
	2010	2009
	(Dollars in thousands)

Loss	$-	$-
Doubtful	4,185	4,153
Substandard	17,410	12,049

Total	$21,595	$16,202

Classified assets increased by $5.4 million, to $21.6 million at December 31, 2010, from $16.2 million at December 31, 2009. This increase was primarily attributable to five substandard commercial real estate loans totaling $6.4 million.

Allowance for Loan Losses. We establish provisions for loan losses, which are charged to earnings, at a level required to reflect estimated credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and current factors.

For the general component of the allowance for loan losses, we stratify the loan portfolio into homogeneous groups of loans that possess similar loss potential characteristics and apply a loss ratio to these groups of loans to estimate the credit losses in the loan portfolio. We use both historical loss ratios and qualitative loss factors assigned to major loan collateral types to establish loss allocations. The historical loss ratio is generally defined as an average percentage of net annual loan losses to loans outstanding. Qualitative loss factors are based on management’s judgment of company-specific data and external economic indicators and how this information could impact the Company’s specific loan portfolios. The Allowance for Loan Loss Committee sets and adjusts qualitative loss factors by reviewing changes in loan composition and the seasonality of specific portfolios. The Committee also considers credit quality and trends relating to delinquency, non-performing and/or classified loans and bankruptcy within the Company’s loan portfolio when evaluating qualitative loss factors. Additionally, the Committee adjusts qualitative factors to account for the potential impact of external economic factors, including the unemployment rate, housing price, vacancy rates and inventory levels specific to our primary market area.

For the specific component of the allowance for loan losses, the allowance for loan losses on individually analyzed impaired loans includes commercial non-mortgage and one- to four-family and commercial real estate loans where management has concerns about the borrower’s ability to repay. Loss estimates include the negative difference, if any, between the current fair value of the collateral or the estimated discounted cash flows and the loan amount due.

At December 31, 2010, our allowance for loan losses was $14.8 million, or 1.34% of the total loan portfolio. Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, reflects estimated credit losses in our loan portfolio. See Notes 1 and 6 of the Notes to Consolidated Financial Statements under Item 8 of this report.

The following table sets forth an analysis of our allowance for loan losses. Allowance for loan losses for construction loans have been included in the one- to four- family and commercial real estate line items, as appropriate.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Balance at beginning of period	$12,310	$9,068	$6,165	$6,507	$7,697

Charge-offs:
Real estate loans:
One- to four- family	320	460	164	120	83
Commercial	624	835	180	-	-
Home equity	82	54	41	32	62

Total real estate loans	1,026	1,349	385	152	145

Other loans:
Consumer loans:
Automobile indirect	150	917	1,493	2,251	2,670
Automobile direct	240	530	424	620	518
Other secured	1	23	39	31	21
Lines of credit/unsecured	939	1,456	1,232	1,862	1,510

Total consumer loans	1,330	2,926	3,188	4,764	4,719

Commercial non-mortgage	638	720	453	164	102

Total charge-offs	2,994	4,995	4,026	5,080	4,966

Recoveries:
Real estate loans:
One- to four- family	17	32	13	14	29
Commercial	-	-	-	-	-
Home equity	2	-	4	13	39

Total real estate loans	19	32	17	27	68

Other loans:
Consumer loans:
Automobile indirect	70	219	305	700	744
Automobile direct	77	106	142	305	230
Other secured	1	1	23	14	8
Lines of credit/unsecured	178	190	249	376	156

Total consumer loans	326	516	719	1,395	1,138

Commercial non-mortgage	67	37	22	48	5

Total recoveries	412	585	758	1,470	1,211

Net charge-offs	2,582	4,410	3,268	3,610	3,755
Provision for loan losses	5,119	7,652	6,171	3,268	2,565

Balance at end of period	$14,847	$12,310	$9,068	$6,165	$6,507

Ratio of net charge-offs during the period to average loans outstanding during the period	0.17%	0.31%	0.30%	0.39%	0.37%
Ratio of net charge-offs during the period to average non- performing assets	14.38%	45.34%	96.08%	146.41%	147.25%
Allowance as a percentage of non-performing loans	84.22%	105.44%	409.02%	293.29%	487.78%
Allowance as a percentage of total loans (end of period)	1.34%	1.10%	0.73%	0.67%	0.67%

The distribution of our allowance for losses on loans at the dates indicated is summarized as follows:

	December 31,
	2010		2009		2008		2007		2006
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in		Loans in		Loans in
		Each		Each		Each		Each		Each
		Category to		Category to		Category to		Category to		Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(Dollars in thousands)

Real estate loans:
One- to four- family	$3,467	36.61%	$2,553	38.17%	$1,675	39.96%	$1,201	36.40%	$449	29.33%
Commercial	7,949	43.33	6,457	40.52	4,175	34.92	2,597	27.58	2,025	18.97
Home equity	776	10.43	556	10.35	460	8.08	170	9.31	182	8.66
Consumer loans:
Automobile indirect	44	0.15	262	0.96	503	3.11	946	11.39	2,232	22.63
Automobile direct	263	3.70	374	5.10	262	5.84	278	10.81	526	15.68
Other secured	39	0.96	25	1.09	15	1.13	13	1.38	9	1.52
Lines of credit/unsecured	657	1.28	701	1.32	639	1.21	626	1.79	694	2.20
Commercial non-mortgage	1,652	3.54	1,382	2.49	1,339	5.75	334	1.34	390	1.01

Total	$14,847	100.00%	$12,310	100.00%	$9,068	100.00%	$6,165	100.00%	$6,507	100.00%

Investment Activities

Federally chartered savings banks have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, including callable agency securities, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings banks may also invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings bank is otherwise authorized to make directly. See “How We Are Regulated – ViewPoint Bank” and “Qualified Thrift Lender Test” for a discussion of additional restrictions on our investment activities.

The Executive Vice President/Chief Financial Officer delegates the basic responsibility for the management of our investment portfolio to the Vice President/Director of Finance, subject to the direction and guidance of the Asset/Liability Management Committee. The Vice President/Director of Finance considers various factors when making decisions, including the marketability, maturity and tax consequences of the proposed investment. The amount, mix, and maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.

The general objectives of our investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to optimize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. Our investment securities currently consist primarily of agency collateralized mortgage obligations, agency mortgage-backed securities, bonds from government sponsored enterprises, such as Freddie Mac and Fannie Mae, Small Business Administration securitized loan pools consisting of only the U.S. government guaranteed portion, and Texas entity municipal bonds. These securities are of investment grade, possess minimal credit risk and have an aggregate market value in excess of total amortized cost as of December 31, 2010. For more information, please see Note 5 of the Notes to Consolidated Financial Statements under Item 8 of this report and “Asset/Liability Management” under Item 7A of this report. As a member of the FHLB of Dallas, we had also $20.6 million in stock of the FHLB of Dallas at December 31, 2010. For the year ended December 31, 2010, we received $68,000 in dividends from the FHLB of Dallas.

The following table sets forth the composition of our securities portfolio and other investments at the dates indicated. At December 31, 2010, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies or United States GSEs.

	December 31,
	2010		2009		2008
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
			(Dollars in thousands)

Available for sale:
US Government and agency bonds	$-	$-	$47,994	$47,438	$18,502	$18,740
SBA Pools	5,084	5,108	6,565	6,492	8,313	8,100
Collateralized debt obligations	-	-	-	-	7,940	7,940
Agency collateralized mortgage obligations	357,340	357,892	226,242	228,501	313,391	310,065
Agency mortgage-backed securities	351,385	354,497	197,437	201,627	137,338	138,171

Total available for sale	713,809	717,497	478,238	484,058	485,484	483,016

Held to maturity:
US Government and agency bonds	9,997	10,165	14,991	15,131	9,992	10,143
Municipal bonds	50,488	50,085	29,306	29,900	9,384	9,642
Agency collateralized mortgage obligations	209,193	206,280	56,414	57,390	12,304	12,696
Agency mortgage-backed securities	162,841	167,766	154,013	158,393	140,663	144,098

Total held to maturity	432,519	434,296	254,724	260,814	172,343	176,579

Total investment securities	1,146,328	1,151,793	732,962	744,872	657,827	659,595

FHLB stock	20,569	20,569	14,147	14,147	18,069	18,069

Total securities	$1,166,897	$1,172,362	$747,109	$759,019	$675,896	$677,664

The composition and contractual maturities of the investment securities portfolio as of December 31, 2010, excluding FHLB stock, are indicated in the following table. However, it is expected that investment securities with prepayment optionality characteristics will generally repay their principal in full prior to contractual maturity. Prepayment optionality exists for the SBA pools, agency collateralized mortgage obligations and agency mortgage-backed securities. In addition, the U.S. Government and agency bonds are callable, as are the municipal bonds in the “over 10 years” category and a portion of those in the “over 5 to 10 years category.”

	1 year or less		Over 1 to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Fair Value
	(Dollars in thousands)

Available for sale:
US Government and agency bonds	$-	-%	$-	-%	$-	-%	$-	-%	$-	-%	$-
SBA pools	-	-	-	-	5,084	2.37	-	-	5,084	2.37	5,108
Agency collateralized mortgage obligations	-	-	-	-	13,892	5.22	343,448	2.42	357,340	2.53	357,892
Agency mortgage-backed securities	4,218	5.27	-	-	11,671	4.02	335,496	2.58	351,385	2.66	354,497

Total available for sale	4,218	5.27	-	-	30,647	4.29	678,944	2.50	713,809	2.59	717,497

Held to maturity:
US Government and agency bonds	-	-	9,997	3.17	-	-	-	-	9,997	3.17	10,165
Municipal bonds	-	-	1,653	3.53	9,586	3.68	39,249	3.77	50,488	3.75	50,085
Agency collateralized mortgage obligations	-	-	-	-	39,340	3.76	169,853	2.02	209,193	2.35	206,280
Agency mortgage-backed securities	-	-	-	-	60,244	3.50	102,597	3.81	162,841	3.70	167,766

Total held to maturity	-	-	11,650	3.22	109,170	3.61	311,699	2.83	432,519	3.04	434,296

Total investment securities	$4,218	-%	$11,650	3.22%	$139,817	3.76%	$990,643	2.60%	$1,146,328	2.76%	$1,151,793

Sources of Funds

General. Our sources of funds are deposits, borrowings, payments of principal and interest on loans and investments, sales of loans and funds provided from operations.

Deposits. We offer a variety of deposit accounts with a wide range of interest rates and terms to both consumers and businesses. Our deposits consist of savings, money market and demand accounts and certificates of deposit. We solicit deposits primarily in our market areas. At December 31, 2010 and 2009, we had $47.0 million and $74.0 million in reciprocal deposits, respectively, which consisted entirely of certificates of deposit made under our participation in the Certificate of Deposit Account Registry Service (CDARS®). Through CDARS, the Company can provide a depositor the ability to place up to $50.0 million on deposit with the Company while receiving FDIC insurance on the entire deposit by placing customer funds in excess of the FDIC deposit limits with other financial institutions in the CDARS network. In return, these financial institutions place customer funds with the Company on a reciprocal basis. Regulators consider reciprocal deposits to be brokered deposits.

We primarily rely on competitive pricing policies, marketing, and customer service to attract and retain deposits. The flow of deposits is influenced significantly by general economic conditions, prevailing interest rates and competition. The variety of deposit accounts we offer has allowed us to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. We have become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. We try to manage the pricing of our deposits in keeping with our asset/liability management, liquidity and profitability objectives, subject to competitive factors. Based on our experience, we believe that our deposits are relatively stable sources of funds. Despite this stability, our ability to attract and maintain these deposits and the rates paid on them has been and will continue to be significantly affected by market conditions.

The following table sets forth our deposit flows during the periods indicated.

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Opening balance	$1,796,665	$1,548,090	$1,297,593
Net deposits and withdrawals	189,870	214,209	214,968
Interest	31,015	34,366	35,529

Ending balance	$2,017,550	$1,796,665	$1,548,090

Net increase	$220,885	$248,575	$250,497

Percent increase	12.29%	16.06%	19.30%

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered at the dates indicated.

	December 31,
	2010		2009		2008
		Percent of		Percent of		Percent of
	Amount	Total	Amount	Total	Amount	Total
	(Dollars in thousands)

Transaction and Savings Deposits:
Non-interest bearing demand	$201,998	10.01%	$193,581	10.77%	$172,395	11.13%
Interest bearing demand	438,719	21.74	268,063	14.92	98,884	6.39
Savings	148,399	7.36	143,506	7.99	144,530	9.34
Money market	554,261	27.47	549,619	30.59	482,525	31.17
IRA	9,251	0.46	8,710	0.49	8,188	0.53

Total non-certificates	1,352,628	67.04	1,163,479	64.76	906,522	58.56

Certificates:
0.00-1.99	407,564	20.20	343,476	19.12	11,078	0.71
2.00-3.99	201,291	9.98	208,042	11.58	411,501	26.58
4.00-5.99	56,067	2.78	81,438	4.53	218,989	14.15
6.00 and over	-	-	230	0.01	-	-

Total certificates	664,922	32.96	633,186	35.24	641,568	41.44

Total deposits	$2,017,550	100.00%	$1,796,665	100.00%	$1,548,090	100.00%

The following table shows rate and maturity information for our certificates of deposit at December 31, 2010.

	0.00-1.99%	2.00-3.99%	4.00-5.99%	Total	Percent of Total
	(Dollars in thousands)

Certificates maturing in quarter ending:
March 31, 2011	48,853	10,286	1,267	60,406	9.09%
June 30, 2011	106,830	26,972	2,267	136,069	20.46
September 30, 2011	112,556	12,745	1,738	127,039	19.11
December 31, 2011	66,491	88,534	2,389	157,414	23.67
March 31, 2012	11,951	40,368	983	53,302	8.02
June 30, 2012	31,198	4,123	4,104	39,425	5.93
September 30, 2012	9,699	1,205	1,597	12,501	1.88
December 31, 2012	5,368	1,201	897	7,466	1.12
Thereafter	14,618	15,857	40,825	71,300	10.72

Total	$407,564	$201,291	$56,067	$664,922	100.00%

Percent of Total	61.30%	30.27%	8.43%	100.00%

The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2010.

	Maturity
	3 Months		Over 6 to
	or less	Over 3 to 6 Months	12 Months	Over 12 Months	Total
	(Dollars in thousands)

Certificates less than $100,000	$20,991	$22,020	$30,025	$45,194	$118,230
Certificates of $100,000 or more	12,916	23,846	60,925	55,664	153,351
Public funds(1)	26,499	90,203	193,503	83,136	393,341

Total certificates	$60,406	$136,069	$284,453	$183,994	$664,922

(1)	Deposits from governmental and other public entities.

Borrowings. Although deposits are our primary source of funds, we may utilize borrowings to manage interest rate risk or as a cost-effective source of funds when they can be invested at a positive interest rate spread for additional capacity to fund loan demand according to our asset/liability management goals. Our borrowings consist primarily of advances from the FHLB of Dallas and a $25.0 million repurchase agreement with Credit Suisse. Additionally, in October 2009, the Company entered into four promissory notes for unsecured loans totaling $10.0 million obtained from local private investors to increase funds available at the Company level. Of this amount, $7.5 million has been used to increase the capital of the Bank to support loan demand and continued growth.

We may obtain advances from the FHLB of Dallas upon the security of certain mortgage loans and mortgage-backed and other securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features, and all long-term advances are required to provide funds for residential home financing. At December 31, 2010, we had $466.5 million in FHLB advances outstanding and the ability to borrow an additional $756.4 million. In addition to FHLB advances, the Company may also use the discount window at the Federal Reserve Bank or fed funds purchased from correspondent banks as a source of short-term funding. These funding sources were utilized during 2010 but had no balances outstanding at December 31, 2010. See Notes 13 and 14 of the Notes to Consolidated Financial Statements contained in Item 8 of this report for more information about FHLB advances, the repurchase agreement, the $10.0 million in four promissory notes and other borrowings.

In November 2010, $91.6 million in fixed-rate FHLB advances were modified. These advances had a weighted average rate of 4.15% and an average term to maturity of approximately 2.6 years. These advances were prepaid and restructured with $91.6 million of new, lower-cost FHLB advances with a weighted average rate of 1.79% and an average term to maturity of approximately 5.0 years. The early repayment of the debt resulted in a prepayment penalty of $5.4 million, which will be amortized to interest expense in future periods as an adjustment to the cost of the new FHLB advances. The effective rate of the new advances after accounting for the prepayment penalty is 2.98%.

The following table sets forth the maximum month-end balance and daily average balance of FHLB advances, the repurchase agreement and other borrowings for the periods indicated.

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Maximum balance:
FHLB advances	$513,231	$424,872	$410,841
Repurchase agreement	25,000	25,000	25,000
Other borrowings	10,323	10,000	-
Average balance outstanding:
FHLB advances	$364,720	$346,274	$242,399
Repurchase agreement	25,000	25,000	18,056
Other borrowings	10,027	2,083	-

The following table sets forth certain information as to FHLB advances, the repurchase agreement and other borrowings at the dates indicated.

	At December 31,
	2010	2009	2008
	(Dollars in thousands)

FHLB advances at end of period	$461,219	$312,504	$410,841
Repurchase agreement at end of period	25,000	25,000	25,000
Other borrowings at end of period	10,000	10,000	-
Weighted average rate of FHLB advances during the period	3.21%	4.06%	4.27%
Weighted average rate of FHLB advances at end of period	1.95%	4.13%	3.80%
Weighted average rate of repurchase agreement during the period	3.22%	2.83%	1.62%
Weighted average rate of repurchase agreement at end of period	3.22%	3.22%	1.62%
Weighted average rate of other borrowings during the period	5.99%	6.00%	-
Weighted average rate of other borrowings at end of period	6.00%	6.00%	-

How We Are Regulated

General. Set forth below is a brief description of certain laws and regulations that are applicable to the Company and the Bank The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

Legislation is introduced from time to time in the United States Congress that may affect our operations. In addition, the regulations governing the Company and the Bank may be amended from time to time by the OTS, the FDIC, and the Board of Governors of the Federal Reserve System or the SEC, as appropriate. The Dodd-Frank Wall Street Reform and Consumer Protection Act that was enacted on July 21, 2010 (“Dodd-Frank Act”), provides, among other things, for new restrictions and an expanded framework of regulatory oversight for financial institutions and their holding companies, including the Company and the Bank. Under the new law, the Bank’s primary regulator, the OTS, will be eliminated, and the Bank will be subject to regulation and supervision by the OCC, which currently oversees national banks. In addition, beginning in 2011, all financial institution holding companies, including the Company, will be regulated by the Board of Governors of the Federal Reserve System, including imposing federal capital requirements on the Company. This change may result in additional restrictions on investments and other holding company activities. The law also creates a new consumer financial protection bureau that will have the authority to promulgate rules intended to protect consumers in the financial product and services market. The creation of this independent bureau could result in new regulatory requirements and raise the cost of regulatory compliance. In addition, new regulations mandated by the law could require changes in regulatory capital requirements, loan loss provisioning practices, and compensation practices, and require holding companies to serve as a source of strength for their financial institution subsidiaries. Effective July 21, 2011, financial institutions may pay interest on business demand deposits, which could increase our interest expense. We cannot determine the full impact of the new law on our business and operations at this time. Any legislative or regulatory changes in the future could adversely affect our operations and financial condition.

ViewPoint Bank

The OTS has extensive authority over the operations of savings institutions. As part of this authority, we are required to file periodic reports with the OTS and we are subject to periodic examinations by the OTS and the FDIC, which insures the deposits of the Bank to the maximum extent permitted by law. This regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting shareholders. As noted above, this regulatory authority will be transferred to the OCC in 2011.

The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

In addition, the investment, lending and branching authority of the Bank is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal institutions in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings institutions are also generally authorized to branch nationwide. The Bank is in compliance with the noted restrictions.

The Bank is subject to a 35% of total assets limit on consumer loans, commercial paper and corporate debt securities, and a 20% limit on commercial non-mortgage loans. At December 31, 2010, the Bank had 2.3% of its assets in consumer loans, commercial paper and corporate debt securities and 1.3% of its assets in commercial non-mortgage loans.

The Bank’s general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus including allowance for loan losses (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 2010, the Bank’s lending limit under this restriction was $44.8 million. The Bank is in compliance with the loans-to-one-borrower limitation.

The OTS’s oversight of the Bank includes reviewing its compliance with the customer privacy requirements imposed by the Gramm-Leach-Bliley Act of 1999 and the anti-money laundering provisions of the USA Patriot Act. The Gramm-Leach-Bliley privacy requirements place limitations on the sharing of consumer financial information with unaffiliated third parties. They also require each financial institution offering financial products or services to retail customers to provide such customers with its privacy policy and with the opportunity to “opt out” of the sharing of their personal information with unaffiliated third parties. The USA Patriot Act significantly expands the responsibilities of financial institutions in preventing the use of the United States financial system to fund terrorist activities. Its anti-money laundering provisions require financial institutions operating in the United States to develop anti-money laundering compliance programs and due diligence policies and controls to ensure the detection and reporting of money laundering. These compliance programs are intended to supplement existing compliance requirements under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations.

The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan.

FDIC Regulation and Insurance of Accounts.

The Bank’s deposits are insured up to the applicable limits by the FDIC, and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. Our deposit insurance premiums for the year ended December 31, 2010 were $2.5 million. Those premiums have increased due to recent strains on the FDIC deposit insurance fund due to the cost of large bank failures and an increase in the number of troubled banks.

The Bank is a member of the deposit insurance fund administered by the FDIC. Deposits are insured up to the applicable limits by the FDIC. Effective July 21, 2010, the basic deposit insurance is $250,000.

The FDIC assesses deposit insurance premiums quarterly on each FDIC-insured institution based on annualized rates for one of four risk categories applied to its deposits, subject to certain adjustments. Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors. Its deposit insurance premiums are based on these risk categories, with higher risk institutions paying higher premiums.

The FDIC has issued new regulations setting insurance premium assessments based on an institution’s total assets minus its Tier 1 capital instead of its deposits, as required by the Dodd-Frank Act. These regulations are effective for assessments for the second quarter of 2011 and payable at the end of September 2011. The intent of the proposal at this time is not to substantially change the level of premiums paid notwithstanding the use of assets as the calculation base instead of deposits. Under this proposal, the Bank’s premiums would be based on its same assignment under one of four risk categories based on capital, supervisory ratings and other factors; however, the premium rates for those risk categories would be revised to maintain similar premium levels under the new calculation as currently exist.

As a result of a decline in the reserve ratio (the ratio of the net worth of the deposit insurance fund to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the deposit insurance fund, the FDIC required most of the insured institutions to prepay on December 30, 2009, the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which is due on December 30, 2009). The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance. For purposes of calculating the prepaid amount, assessments are measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of 3 basis points effective January 1, 2011, and are based on the institution’s assessment base for the third quarter of 2009, with growth assumed quarterly at an annual rate of 5%. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash, or receive a rebate of prepaid amounts not exhausted after collection of assessments due on January 13, 2013, as applicable. Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future. The rule includes a process for exemption from the prepayment for institutions whose safety and soundness would be affected adversely. The FDIC estimates that the reserve ratio will reach the designated reserve ratio of 1.15% by 2017 as required by statute.

Transactions with Affiliates. Transactions between the Bank and its affiliates are required to be on terms as favorable to the institution as transactions with non-affiliates, and certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the Bank’s capital, and may require eligible collateral in specified amounts. In addition, the Bank may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. VPM and the Company are affiliates of the Bank.

ViewPoint Financial Group, Inc. As a savings and loan holding company, the Company is subject to regulation, supervision and examination by the OTS, and to semiannual assessments. Applicable federal law and regulations limit the activities of the Company and require the approval of the OTS for any acquisition or divestiture of a subsidiary, including another financial institution or holding company thereof. Effective in 2011, the authority of the OTS to regulate the company will be transferred to the Board of Governors of the Federal Reserve System.

Capital Requirements for ViewPoint Bank. The Bank is required to maintain specified levels of regulatory capital under regulations of the OTS. It became subject to these capital requirements on January 1, 2006, when it became a federally chartered savings bank. OTS regulations state that to be “adequately capitalized,” an institution must have a leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0% and a total risk-based capital ratio of at least 8.0%. To be “well capitalized,” an institution must have a leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.

The term “leverage ratio” means the ratio of Tier 1 capital to adjusted total assets. The term “Tier 1 risk-based capital ratio” means the ratio of Tier 1 capital to risk-weighted assets. The term “total risk-based capital ratio” means the ratio of total capital to risk-weighted assets.

The term “Tier 1 capital” generally consists of common shareholders’ equity and retained earnings and certain noncumulative perpetual preferred stock and related earnings, excluding most intangible assets. At December 31, 2010, the Bank had $847,000 of goodwill and other assets, $64,000 in disallowed servicing assets and deferred tax assets and $4.1 million in investments in nonincludable subsidiaries excluded from Tier 1 capital.

“Total capital” consists of the sum of an institution’s Tier 1 capital and the amount of its Tier 2 capital up to the amount of its Tier 1 capital. Tier 2 capital consists generally of certain cumulative and other perpetual preferred stock, certain subordinated debt and other maturing capital instruments, the amount of the institution’s allowance for loan and lease losses up to 1.25% of risk-weighted assets and certain unrealized gains on equity securities.

Risk-weighted assets are determined under the OTS capital regulations, which assign to every asset, including certain off-balance sheet items, a risk weight ranging from 0% to 200% based on the inherent risk of the asset. The OTS is authorized to require the Bank to maintain an additional amount of total capital to account for concentrations of credit risk, levels of interest rate risk, equity investments in non-financial companies and the risks of non-traditional activities. Institutions that are not well capitalized are subject to certain restrictions on brokered deposits and interest rates on deposits.

The OTS is authorized and, under certain circumstances, required to take certain actions against savings banks that fail to meet the minimum ratios for an “adequately capitalized institution.” Any such institution must submit a capital restoration plan and, until such plan is approved by the OTS, may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions on institutions that are less than adequately capitalized.

OTS regulations state that any institution that fails to comply with its capital plan or has Tier 1 risk-based or core capital ratios of less than 3.0% or a total risk-based capital ratio of less than 6.0% is considered “significantly undercapitalized” and must be made subject to one or more additional specified actions and operating restrictions that may cover all aspects of its operations and may include a forced merger or acquisition of the institution. An institution with tangible equity to total assets of less than 2.0% is “critically undercapitalized” and becomes subject to further mandatory restrictions on its operations. The OTS generally is authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition. The imposition by the OTS of any of these measures on the Bank may have a substantial adverse effect on its operations and profitability. In general, the FDIC must be appointed receiver for a critically undercapitalized institution whose capital is not restored within the time provided. When the FDIC as receiver liquidates an institution, the claims of depositors and the FDIC as their successor (for deposits covered by FDIC insurance) have priority over other unsecured claims against the institution.

At December 31, 2010, the Bank was considered a “well-capitalized” institution under OTS regulations. Regulatory capital is discussed further in Note 20 of the Notes to Consolidated Financial Statements contained herein.

Capital Requirements for ViewPoint Financial Group, Inc. Currently, the Company is not subject to any capital requirements. The OTS, however, expects the Company to support the Bank, including providing additional capital to the Bank when it does not meet its capital requirements.

Community Reinvestment and Consumer Protection Laws. In connection with its lending activities, the Bank is subject to a number of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. These include the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, and the Community Reinvestment Act (“CRA”). In addition, federal banking regulators, pursuant to the Gramm-Leach-Bliley Act, have enacted regulations limiting the ability of banks and other financial institutions to disclose nonpublic consumer information to non-affiliated third parties. The regulations require disclosure of privacy policies and allow consumers to prevent certain personal information from being shared with non-affiliated parties.

The CRA requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank’s record in meeting the credit needs of the communities served by the bank, including low and moderate income neighborhoods. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial non-compliance.” The Bank received an “outstanding” rating in its most recent CRA evaluation in 2008.

Bank Secrecy Act / Anti-Money Laundering Laws. The Bank is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001. These laws and regulations require the Bank to implement policies, procedures and controls to detect, prevent, and report money laundering and terrorist financing and to verify the identity of their customers. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, provisions of the USA PATRIOT Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing mergers and acquisitions.

Limitations on Dividends and Other Capital Distributions. OTS regulations impose various restrictions on the ability of savings institutions, including the Bank, to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. The Bank must file a notice or application with the OTS before making any capital distribution. The Bank generally may make capital distributions during any calendar year in an amount up to 100% of net income for the year-to-date plus retained net income for the two preceding years, so long as it is well-capitalized after the distribution. If the Bank, however, proposes to make a capital distribution when it does not meet its capital requirements (or will not following the proposed capital distribution) or that will exceed these net income-based limitations, it must obtain OTS approval prior to making such distribution. The OTS may always object to any distribution based on safety and soundness concerns.

Dividends from the Company may depend, in part, upon its receipt of dividends from the Bank. No insured depository institution may make a capital distribution if, after making the distribution, the institution would be undercapitalized.

Federal Securities Law. The stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Securities Exchange Act of 1934.

The Company’s stock held by persons who are affiliates of the Company may not be resold without registration unless sold in accordance with certain resale restrictions. Affiliates are generally considered to be officers, directors and principal shareholders. If the Company meets specified current public information requirements, each affiliate of the Company will be able to sell in the public market, without registration, a limited number of shares in any three-month period.

The SEC and the NASDAQ have adopted regulations and policies under the Sarbanes-Oxley Act of 2002 that apply to the Company as a registered company under the Securities Exchange Act of 1934 and a NASDAQ-traded company. The stated goals of these Sarbanes-Oxley requirements are to increase corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SEC and NASDAQ Sarbanes-Oxley-related regulations and policies include very specific additional disclosure requirements and new corporate governance rules.

Taxation

Federal Taxation

General. The Company and the Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company or the Bank.

Method of Accounting. For federal income tax purposes, the Bank currently reports its income and expenses on the accrual method of accounting and uses a fiscal year ending on December 31 for filing its federal income tax return.

Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, called alternative minimum taxable income. The alternative minimum tax is payable to the extent such alternative minimum taxable income is in excess of the regular tax. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Bank has not been subject to the alternative minimum tax, nor do we have any such amounts available as credits for carryover.

Net Operating Loss Carryovers. A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997. In 2009, Internal Revenue Code Section 172 (b) (1) was amended to allow businesses to carry back losses incurred in 2008 and 2009 for up to five years to offset 50% of the available income from the fifth year and 100% of the available income for the other four years. This change in tax law allowed the Company to carry its 2009 tax net operating loss back to 2007 and 2008, which fully utilized the Company’s net operating losses.

Corporate Dividends-Received Deduction. The Company files a consolidated return with the Bank; therefore, dividends it receives from the Bank will not be included as income to the Company.

State Taxation

We are subject to the Texas Margins Tax. The tax base is the taxable entity’s margin, which equals the lesser of three calculations: total revenue minus cost of goods sold; total revenue minus compensation; or total revenue times 70%. The calculation for 2010 was total revenue minus cost of goods sold. For a financial institution, cost of goods sold equals interest expense. The tax rate applied to the Texas portion of the tax base is 1%. Taxes paid in other states that we do business are not significant.

Subsidiary and Other Activities

As a federally chartered savings bank, the Company is permitted by OTS regulations to invest up to 2% of our assets, or $58.8 million at December 31, 2010, in the stock of, or unsecured loans to, service corporation subsidiaries. We may invest an additional 1% of our assets in service corporations where such additional funds are used for inner-city or community development purposes.

The Bank’s operations include its wholly owned subsidiary, VPM, which originates residential mortgages through its retail employees and wholesale division and sells all loans it originates to the Bank or to outside investors. In 2010, VPM changed its OTS classification from a service corporation to an operating subsidiary of the Bank.

In 2010, the Bank’s equity investments in two community development-oriented venture capital funds were organized as a service corporation. At December 31, 2010, the Bank’s investment in this service corporation was $4.1 million.

Competition

We face strong competition in originating real estate and other loans and in attracting deposits. Competition in originating residential and commercial real estate loans comes primarily from other savings institutions, commercial banks, conduit lenders, credit unions, life insurance companies and mortgage bankers. Other savings institutions, commercial banks, credit unions and finance companies provide vigorous competition in consumer lending. Commercial non-mortgage competition is primarily from local commercial banks. We compete for deposits by offering personal service and a variety of deposit accounts at competitive rates. Based on the most recent branch deposit data provided by the FDIC, the Bank’s share of deposits was approximately 10.2% in Collin County and less than 1.0% in all other market area counties.

Executive Officers of ViewPoint Financial Group, Inc. and ViewPoint Bank

Officers are elected annually to serve for a one year term. There are no arrangements or understandings between the officers and any other person pursuant to which he or she was or is to be selected as an officer.

Garold (Gary) R. Base. Mr. Base, age 63, has served as the President and Chief Executive Officer of ViewPoint Financial Group, Inc. (including its predecessor entity, ViewPoint Financial Group) since its inception in 2006 and ViewPoint Bank (including its predecessor entity) since 1987. He is on the Board of Directors of both institutions and serves as Chairman of VPM. Additionally, he serves as a charter member of the Federal Reserve Bank of Dallas’s newly established Community Depository Institutions Counsel and has served as a Director of the North Texas Tollway Authority, Trustee of the Plano Independent School District, Member of the Thrift Advisory Board of the Federal Reserve, Advisory Board Member of Fannie Mae, Chairman of the Plano Chamber of Commerce, Board Member of the North Dallas Chamber of Commerce, Chairman of a Texas State Commission, Director of the Texas Bankers Association, member of the OTS’s Mutual Savings Association Advisory Committee and in a number of other positions locally and nationally. During his tenure with ViewPoint Bank, Mr. Base has overseen the Bank’s growth from two locations and $179 million in assets to the $2.9 billion community bank that it is today. Mr. Base’s over 40 years of executive management experience in financial institutions, combined with his drive for innovation and excellence, position him well to serve as a director and as President and Chief Executive Officer of ViewPoint Financial Group, Inc.

Mark E. Hord. Mr. Hord, age 48, has served as Executive Vice President, General Counsel and Secretary of ViewPoint Financial Group, Inc. (including its predecessor, ViewPoint Financial Group) since 2006 and ViewPoint Bank (including its predecessor entity) since 1999. He also serves as Secretary of ViewPoint Financial Group, Inc. and ViewPoint Bank. Mr. Hord’s responsibilities include, among others, legal, commercial real estate lending, real estate acquisitions, shareholder relations and retail investments. He also serves on the Board of Directors of VPM.

Pathie (Patti) E. McKee. Ms. McKee, age 45, has served as Executive Vice President, Chief Financial Officer and Treasurer of ViewPoint Financial Group, Inc. (including its predecessor, ViewPoint Financial Group) since 2006 and ViewPoint Bank (including its predecessor entity) since 1997. Ms. McKee oversees our finance, investment and marketing operations and serves on the Board of VPM. Since 1983, prior to being appointed Chief Financial Officer, Ms. McKee held various other positions with the Company, including Director of Internal Audit, Controller and accountant. Ms. McKee is a certified public accountant and holds a Master of Business Administration degree.

Jim Parks. Mr. Parks, age 58, joined ViewPoint Bank in May 2006 as the Company’s Executive Vice President, Chief Operations Officer and Chief Information Officer. Prior to joining ViewPoint Bank, Mr. Parks served as Executive Vice President of Bank Operations for Texas Bank, an independent regional bank in Fort Worth, Texas. Mr. Parks’ responsibilities at ViewPoint Bank include information systems, technologies, deposit operations, facilities, human resources, compliance, risk management and the mortgage warehouse lending portfolio. Mr. Parks has 34 years of experience in information systems and bank operations and previously served as President of Frost Financial Processors, a division of Frost National Bank – San Antonio, managing data processing and servicing for 25 independent community banks.

Mark L. Williamson. Mr. Williamson, age 56, joined ViewPoint Bank in September 2010 as its Executive Vice President and Chief Credit Officer. Mr. Williamson’s responsibilities include business and consumer underwriting, loan operations, portfolio analysis, default management, and all credit policy matters. Mr. Williamson has over 30 years of credit, lending and risk management experience in markets throughout Texas, including Dallas, Houston, Midland and Lubbock. Most recently he served as EVP and Chief Credit Officer for the Dallas and Lubbock markets of PlainsCapital Bank. Prior to that, he served in both lending and risk management capacities at Guaranty Bank and Chase Bank of Texas.

Employees

At December 31, 2010, we had a total of 581 full-time employees and 32 part-time employees, including employees of VPM. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Internet Website

We maintain three websites with the addresses viewpointbank.com, viewpointfinancialgroup.com and viewpointmortgage.com. The information contained on our websites is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor’s own Internet access charges, we make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the Securities and Exchange Commission.

Item 1A.	Risk Factors

An investment in our common stock is subject to risks inherent in our business. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included and incorporated by reference in this report. In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations. The value or market price of our common stock could decline due to any of these identified or other risks, and you could lose all or part of your investment.

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

Over the last several years, we have increased our commercial lending in order to diversify our loan mix and improve the yield on our assets. At December 31, 2010, our loan portfolio included $518.4 million of commercial real estate loans and commercial non-mortgage loans, or 46.8% of total loans, compared to $189.4 million, or 19.6% of total loans, at December 31, 2006. The credit risk related to these types of loans is considered to be greater than the risk related to one-to four-family residential loans because the repayment of commercial real estate loans and commercial non-mortgage loans typically is dependent on the successful operation and income stream of the borrowers’ business and the real estate securing the loans as collateral, which can be significantly affected by economic conditions. Additionally, commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. If loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could require us to increase our provision for loan losses and adversely affect our operating results and financial condition.

Several of our borrowers have more than one commercial real estate loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Finally, if we foreclose on a commercial real estate loan, our holding period for the collateral, if any, typically is longer than for one- to four-family residential property because there are fewer potential purchasers of the collateral. Since we plan to continue to increase our originations of these loans, it may be necessary to increase the level of our allowance for loan losses due to the increased risk characteristics associated with these types of loans. Any increase to our allowance for loan losses would adversely affect our earnings. Any delinquent payments or the failure to repay these loans would hurt our earnings.

Our consumer loan portfolio possesses increased risk.

Our consumer loans accounted for approximately $67.4 million, or 6.1%, of our total loan portfolio as of December 31, 2010, of which $42.5 million consisted of automobile loans. Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner-occupied residential properties, particularly in the case of loans that are secured by rapidly depreciable assets, such as automobiles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result of this portfolio of consumer loans, it may become necessary to increase the level of our provision for loan losses, which could hurt our profits.

Our business may be adversely affected by credit risk associated with residential property.

As of December 31, 2010, residential mortgage loans, including home equity loans and lines of credit, totaled $509.4 million, or 46.0%, of total loans. This type of lending is generally sensitive to regional and local economic conditions that may significantly affect the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values resulting from the downturn in local housing markets has reduced the value of the real estate collateral securing many of our loans and has increased the risk that we would incur losses if borrowers default on their loans. Continued declines in both the volume of real estate sales and sales prices, coupled with high levels and increases in unemployment, may result in higher loan delinquencies or problem assets, a decline in demand for our products and services, or a decrease in our deposits. These potential negative events may cause us to incur losses, which would adversely affect our capital and liquidity and damage our financial condition and business operations. These declines may have a greater impact on our earnings and capital than on the earnings and capital of financial institutions that have more diversified loan portfolios.

We are subject to credit risks in connection with the concentration of adjustable rate loans in our portfolio.

Approximately 31.6% of our loan portfolio (excluding loans held for sale) is adjustable rate loans. Borrowers with adjustable rate loans are exposed to increased monthly payments when the related interest rate adjusts upward under the terms of the loan from the initial fixed to the rate computed in accordance with the applicable index and margin. Any rise in prevailing market interest rates may result in increased payments for borrowers who have adjustable rate loans, increasing the possibility of default. Borrowers seeking to avoid these increased monthly payments by refinancing their loans may no longer be able to find available replacement loans at comparably lower interest rates. In addition, a decline in housing prices may leave borrowers with insufficient equity in their homes to permit them to refinance. Borrowers who intend to sell their homes on or before the expiration of the fixed rate period on their mortgage loans may also find that they cannot sell their properties for an amount equal to or greater than the unpaid principal balance of their loans. These events, alone or in combination, may contribute to higher delinquency rates and negatively impact our earnings.

If our non-performing assets increase, our earnings will suffer.

At December 31, 2010, our non-performing assets (which consist of non-accrual loans, loans 90 days or more delinquent and foreclosed real estate assets) totaled $20.3 million, which was an increase of $4.7 million, or 30.2%, over non-performing assets at December 31, 2009. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or real estate owned. We must reserve for estimated credit losses, which are established through a current period charge to the provision for loan losses, and from time to time, if appropriate, write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned. Further, the resolution of non-performing assets requires the active involvement of management, which can distract them from the overall supervision of our operations and other income-producing activities. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance accordingly.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. Management recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover actual losses, resulting in additions to our allowance. Additions to our allowance decrease our net income. Our allowance for loan losses was 1.34% of gross loans and 84.22% of non-performing loans at December 31, 2010, compared to 1.10% of gross loans and 105.44% of non-performing loans at December 31, 2009.

Our emphasis on originating commercial and one- to four- family real estate and commercial non-mortgage loans is one of the more significant factors in evaluating the allowance for loan losses. As we continue to increase our originations of these loans, increased provisions for loan losses may be necessary, which would decrease our earnings.

Our banking regulators and external auditor periodically review our allowance for loan losses. These entities may require us to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their review. Any increase in our allowance for loan losses or loan charge-offs as required by these authorities may have a material adverse effect on our financial condition and results of operations.

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and our income.

The Bank and the Company are subject to extensive regulation, supervision and examination by the OTS and the FDIC. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank’s operations, reclassify assets, determine the adequacy of a bank’s allowance for loan losses and determine the level of deposit insurance premiums assessed. Because our business is highly regulated, the laws and applicable regulations are subject to frequent change. Any change in these regulations and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums, could have a material impact on our operations.

In response to the financial crisis of 2008 and early 2009, Congress has taken actions that are intended to strengthen confidence and encourage liquidity in financial institutions, and the FDIC has taken actions to increase insurance coverage on deposit accounts. The recently enacted Dodd-Frank Act provides for the creation of a consumer protection division at the Board of Governors of the Federal Reserve System that will have broad authority to issue regulations governing the services and products we provide consumers. This additional regulation could increase our compliance costs and otherwise adversely impact our operations. That legislation also contains provisions that, over time, could result in higher regulatory capital requirements and loan loss provisions for the Company and the Bank and may increase interest expense due to the ability in July 2011 to pay interest on all business demand deposits. In addition, there have been proposals made by members of Congress and others that would reduce the amount delinquent borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral. Recent regulatory changes impose limits on our ability to charge overdraft fees, which may decrease our non-interest income as compared to more recent prior periods. The potential exists for additional federal or state laws and regulations, or changes in policy, affecting lending and funding practices and liquidity standards. See “How We Are Regulated.”

In this recent economic downturn, federal banking regulators have been active in responding to concerns and trends identified in examinations and have issued many formal enforcement orders requiring capital ratios in excess of regulatory requirements. Bank regulatory agencies, such as the OTS, govern the activities in which the Bank may engage, primarily for the protection of depositors and not for the protection or benefit of potential investors. In addition, new laws and regulations may increase our costs of regulatory compliance and of doing business and otherwise affect our operations. New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge and our ongoing operations, costs and profitability.

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

Changes in interest rates may also affect the average life of loans and mortgage-related securities. Decreases in interest rates can result in increased levels of prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable rate loans. Also, increases in interest rates may extend the average life of fixed-rate assets, which would limit the funds we have available to reinvest in higher yielding alternatives, and may result in customers withdrawing certificates of deposit early so long as the early withdrawal penalty is less than the interest they could receive as a result of the higher interest rates.

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2010, the fair value of our portfolio of available-for-sale securities totaled $717.5 million. Gross unrealized gains on these securities totaled $7.6 million, while gross unrealized losses on these securities totaled $3.9 million, resulting in a net unrealized gain of $3.7 million at December 31, 2010.

At December 31, 2010, the Company’s internal asset/liability software simulation model indicated that our net portfolio value would decrease by 14.9% if there was an instantaneous parallel 200 basis point increase in market interest rates. See the “Asset/Liability Management” discussion under Item 7A of this Form 10-K.

Additionally, approximately 31.6% or our loan portfolio (excluding loans held for sale) is adjustable-rate loans. Any rise in the associated market index interest rates may result in increased payments for borrowers who have adjustable rate mortgage loans, increasing the possibility of default.

The Company had $492.0 million of loans held for sale at December 31, 2010, of which $460.9 million were Warehouse Purchase Program loans purchased for sale under our standard loan participation agreement. The interest rates on Warehouse Purchase Program facilities adjust daily with changes to the 30 day LIBOR, subject to the impact of any applicable floor rate, as discussed below. These facilities have an interest rate that is based on the 30 day LIBOR, with a floor of 2.00% or 2.50% per annum, plus a margin rate. The margin rate, which is an agreed upon value stated in the pricing schedule of each Warehouse Purchase Program client, typically ranged between 1.75% and 2.75% at December 31, 2010, which resulted in a minimum total rate for Warehouse Purchase Program facilities of 3.75%. During 2010, these rates were at their floors and established loan rate spreads which were higher than the contractual rate spreads would have otherwise been. As the 30 day LIBOR interest rate increases, many of these interest rate floors will not adjust until the 30 day LIBOR exceeds 2.00%. At that time, the interest rates on the facilities will adjust according to their normal contractual interest rate spread terms. For the year ended December 31, 2010, the average yield earned on Warehouse Purchase Program facilities was 4.88% versus an average 30 day LIBOR of 0.26% plus the average margin of 2.28%, which results in a positive difference of 234 basis points between the average yield and the average 30 day LIBOR plus average margin.

Our strategies to modify our interest rate risk profile may be difficult to implement.

Our asset/liability management strategies are designed to manage and decrease our interest rate risk sensitivity. One such strategy is increasing the amount of adjustable rate and/or short-term assets. The Company offers adjustable rate loan products as a means to achieve this strategy. However, comparatively low fixed interest rates would generally create a decrease in borrower demand for adjustable rate assets. Additionally, there is no guarantee that any adjustable rate assets obtained will not prepay. At December 31, 2010, 31.6% of our loan portfolio (excluding loans held for sale) consisted of adjustable rate loans, compared to 32.2% at December 31, 2009.

We are also managing our liabilities to moderate our interest rate risk sensitivity. Customer demand is often primarily for short-term maturity certificates of deposit. Using short-term liabilities to fund long-term fixed rate assets will increase the interest rate sensitivity of any financial institution. We are utilizing FHLB advances to mitigate the impact of customer demand by lengthening the maturities of these advances or may enter into longer term repurchase agreements, depending on liquidity or investment opportunities.

FHLB advances and repurchase agreements are entered into as liquidity is needed or to fund assets that provide for a spread considered sufficient by management. If we are unable to originate adjustable rate assets at favorable rates or fund fixed rate loan originations or securities purchases with comparative long-term advances or structured borrowings, we may have difficulty executing this asset/liability management strategy and/or it may result in a reduction in profitability.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. We rely on a number of different sources in order to meet our potential liquidity demands. Our primary sources of liquidity are increases in deposit accounts, cash flows from loan payments and our securities portfolio. Borrowings also provide us with a source of funds to meet liquidity demands. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically, or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include adverse regulatory action against us or a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets, or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations, or deterioration in credit markets.

Additionally, at December 31, 2010, public funds totaled $393.3 million, representing 59.2% of our time deposits and 19.5% of our total deposits. Public funds are bank deposits of state and local municipalities. These deposits are required to be secured by certain investment grade securities to ensure repayment, which on the one hand tends to reduce our contingent liquidity risk by making these funds somewhat less credit sensitive, but on the other hand reduces standby liquidity by restricting the potential liquidity of the pledged collateral. Although these funds historically have been a relatively stable source of funds for us, availability depends on the individual municipality’s fiscal policies and cash flow needs.

Our securities portfolio may be negatively impacted by fluctuations in market value and interest rates, which may have an adverse effect on our financial condition.

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Our securities portfolio is evaluated for other-than-temporary impairment on at least a quarterly basis. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our shareholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. At December 31, 2010, the net unrealized gain on securities available-for-sale was $3.7 million, a $2.1 million decrease from the December 31, 2009 net unrealized gains on securities available for sale of $5.8 million.

Higher FDIC insurance premiums and special assessments will affect our earnings.

In accordance with the Dodd-Frank Act, the FDIC has adopted a new deposit insurance premium assessment system to be effective April 1, 2011, in which assessments are calculated based on total assets minus Tier 1 capital, not just deposits at assessment rates that are intended to keep current levels of assessments substantially the same. To the extent we increase our non-deposit liabilities or are determined to bear certain additional risk to the deposit insurance fund, future increases in our assessment rate or levels or any special assessments would decrease our earnings.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

At December 31, 2010, we had 23 community bank offices and 14 loan production offices, which consisted of 13 ViewPoint Mortgage loan production offices and one commercial real estate loan production office. We own the majority of the space in which our administrative offices are located. At December 31, 2010, we owned 18 of our community bank offices, and leased the remaining facilities. The net book value of our investment in premises, equipment and leaseholds, excluding computer equipment, was approximately $44.6 million at December 31, 2010.

In 2010, the Company opened a VPM mortgage loan production office in Tulsa, OK and closed its VPM mortgage loan production offices in Ennis and the Houston Gulfgate Center.

For more information about the Company’s premises and equipment, please see Note 11 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

The following table provides information about the Company’s main and branch offices and indicates whether the properties are owned or leased.

			Lease
	Square		Expiration	Net Book Value at
Location	Footage	Owned or Leased	Date	12/31/10
				(Dollars in thousands)

ADMINISTRATIVE OFFICES:

Contact Center	31,762	Owned	N/A	$2,456
2101 Custer Road
Plano, TX 75075

Pitman East	54,409	Owned	N/A	3,875
1201 West 15th Street
Plano, TX 75075

Pitman West (Main Office)	53,022	Owned	N/A	1,459
1309 West 15th Street
Plano, TX 75075

ViewPoint Mortgage Operations Office	N/A	Owned	N/A	N/A
(located inside Richardson Bank Office)
720 E. Arapaho Road
Richardson, TX 75081

Richardson Annex	3,800	Owned	N/A	42
700 East Arapaho Road
Richardson, TX 75081

Warehouse Purchase Program office	884	Leased	1/31/2011[1]	N/A
13984 West Bowles Avenue, Suite 100
Littleton, CO 80127

BANK OFFICES:

Addison	6,730	Leased	4/30/2013	N/A
4560 Beltline Road, Suite 100
Addison, TX 75001

Allen	4,500	Owned	N/A	355
321 East McDermott Drive
Allen, TX 75002

Carrollton	6,800	Owned	N/A	1,060
1801 Keller Springs Road
Carrollton, TX 75006

Coppell	5,674	Owned	N/A	1,478
687 North Denton Tap Road
Coppell, TX 75019

East Plano	5,900	Owned	N/A	1,132
2501 East Plano Parkway
Plano, TX 75074

Frisco	4,800	Owned	N/A	929
3833 Preston Road
Frisco, TX 75034

			Lease
	Square		Expiration	Net Book Value at
Location	Footage	Owned or Leased	Date	12/31/10
				(Dollars in thousands)

Garland	4,800	Owned	N/A	$766
2218 North Jupiter Road
Garland, TX 75046

Grand Prairie Albertsons (in-store location)	452	Leased	8/8/2012	N/A
215 North Carrier Parkway
Grand Prairie, TX 75050

Grapevine	3,708	Leased	12/31/2028	N/A
301 South Park Boulevard
Grapevine, TX 76051

Lake Highlands Albertsons (in-store location)	391	Leased	11/14/2011	N/A
10203 East Northwest Highway
Dallas, TX 75238

McKinney	4,500	Owned	N/A	624
2500 West Virginia Parkway
McKinney, TX 75071

McKinney Mini	1,800	Owned	N/A	78
231 North Chestnut Street
McKinney, TX 75069

Northeast Tarrant County	4,338	Owned with Ground Lease	6/30/2018	1,581
3040 State Highway 121
Euless, TX 76039

Oak Cliff	2,800	Leased	9/30/2013	N/A
2498 West Illinois Avenue
Dallas, TX 75233

Plano Central	1,681	Owned	N/A	758
(Located inside Pitman East admin. office)
1201 West 15th Street
Plano, TX 75075

Richardson	22,000	Owned	N/A	633
720 East Arapaho Road
Richardson, TX 75081

Richardson Mini	2,500	Owned	N/A	83
1775 North Plano Road
Richardson, TX 75081

Tollroad Express	2,000	Owned	N/A	501
5900 West Park Boulevard
Plano, TX 75093

West Allen	4,800	Owned	N/A	736
225 South Custer Road
Allen, TX 75013

West Frisco	4,338	Owned	N/A	1,752
2975 Main Street
Frisco, TX 75034

			Lease
	Square		Expiration	Net Book Value at
Location	Footage	Owned or Leased	Date	12/31/10
				(Dollars in thousands)

West Plano	22,800	Owned	N/A	$1,742
5400 Independence Parkway
Plano, TX 75075

West Richardson	4,500	Owned	N/A	535
1280 West Campbell Road
Richardson, TX 75080

Wylie	4,338	Owned	N/A	1,762
3490 FM 544
Wylie, TX 75098

VIEWPOINT MORTGAGE LOAN PRODUCTION OFFICES:

Arlington LPO	1,074	Leased	8/31/2011	N/A
2340 West Interstate 20 Suites 210 and 212
Arlington, TX 76017

Austin LPO	2,331	Leased	8/31/2013	N/A
11130 Jollyville Road Suite 302
Austin, TX 78759

Clear Lake/Nassau Bay LPO	2,419	Leased	8/31/2013	N/A
1120 NASA Parkway Suites 308 and 320
Houston, TX 77058

Coppell LPO	2,540	Leased	8/31/2012	N/A
275 South Denton Tap Road Suite 100
Coppell, TX 75019

Dallas LPO [2]	7,670	Leased	MTM*	N/A
13101 Preston Road Suite 100
Dallas, TX 75240

Park Cities LPO	4,654	Leased	4/30/2011	N/A
5944 Luther Lane Suite 1000
Dallas, TX 75225

Plano LPO
(Located inside Pitman East admin. office)	N/A	Owned	N/A	N/A
1309 West 15th Street
Plano, TX 75075

San Antonio LPO	3,212	Leased	11/30/2012	N/A
6800 Park Ten Boulevard Suite 194W
San Antonio, TX 78213

Sonterra LPO	2,136	Leased	MTM*	N/A
325 Sonterra Boulevard East Suite 220
San Antonio, TX 78258

Southlake LPO	2,400	Leased	3/31/2014	N/A
751 East Southlake Boulevard Suite 120
Southlake, TX 76092

			Lease
	Square		Expiration	Net Book Value at
Location	Footage	Owned or Leased	Date	12/31/10
				(Dollars in thousands)

Tulsa LPO	1,000	Leased	3/31/2013	N/A
1107 North Kalanchoe
Broken Arrow, OK 74012

Waxahachie LPO	1,273	Leased	5/31/2011	N/A
102 Professional Place Suite 101
Waxahachie, TX 75165

Weatherford LPO	1,422	Leased	6/30/2013	N/A
300 South Main Street Suite 204
Weatherford, TX 76086

COMMERCIAL REAL ESTATE LOAN PRODUCTION OFFICE:

Houston LPO	400	Leased	MTM*(3)	N/A
7500 San Felipe Road Suite 600
Houston, TX 77063

*	Month-to-month

[1]	New lease signed on February 1, 2011 expires on January 31, 2012

[2]	Office relocated to 5151 Beltline Road Suite 725, Dallas, TX 75254 on January 18, 2011

[3]	New lease signed on January 31, 2011 expires on December 31, 2011

We believe that our current administrative facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.

We currently utilize IBM and FiServ Signature in-house data processing systems. The net book value of all of our data processing and computer equipment at December 31, 2010, was $4.2 million.

Item 3.	Legal Proceedings

We are involved from time to time as plaintiff or defendant in various legal actions arising in the normal course of our businesses. While the ultimate outcome of pending proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing us in such proceedings, that the resolution of these proceedings should not have a material adverse effect on our consolidated financial position or results of operations.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Global Select Market under the symbol “VPFG”. There were 1,817 holders of record of our common stock as of March 1, 2011.

The following table presents quarterly market high and low closing sales price information and cash dividends paid per share for our common stock for the two years ended December 31, 2010. All share prices and dividends for periods prior to the Conversion have been adjusted to reflect the 1.4:1 exchange ratio on publicly traded shares applied as a result of our July 2010 second-step public offering.

	Market Price Range		Dividends
	High	Low	Declared

2010
Quarter ended March 31, 2010	$11.70	$9.73	$0.04
Quarter ended June 30, 2010	12.69	9.89	0.04
Quarter ended September 30, 2010	9.65	8.88	0.04
Quarter ended December 31, 2010	11.71	9.16	0.04

2009
Quarter ended March 31, 2009	$11.21	$7.55	$0.06
Quarter ended June 30, 2009	11.45	9.25	0.04
Quarter ended September 30, 2009	10.53	8.91	0.04
Quarter ended December 31, 2009	10.29	9.24	0.04

The timing and amount of cash dividends paid depends on our earnings, capital requirements, financial condition and other relevant factors. The primary source for dividends paid to shareholders is the net proceeds retained by the Company from our initial public offering in 2006 and our second-step public offering in 2010. We also have the ability to receive dividends or capital distributions from the Bank, our wholly owned subsidiary. There are regulatory restrictions on the ability of the Bank, a federally chartered savings bank, to pay dividends. See “How We Are Regulated – Limitations on Dividends and Other Capital Distributions” under Item 1 of this report and Note 20 of Notes to Consolidated Financial Statements contained in Item 8 of this report.

The Company did not repurchase any shares of its outstanding common stock during the fourth quarter of the year ended December 31, 2010 and had no outstanding share repurchase programs at December 31, 2010.

Equity Compensation Plans

Set forth below is information, at December 31, 2010, regarding the equity compensation plan that was approved by shareholders at the Company’s 2007 annual meeting of shareholders. This is our only equity compensation plan.

Weighted
		Average	Number of Securities
	Number of Securities to be Issued upon	Exercise	Remaining Available for
	Exercise of Outstanding Options	Price	Issuance under Plan

2007 Equity Incentive Plan	457,555	$12.01	1,240,033(1)

(1)	Includes 72,898 shares under the plan that may be awarded as restricted stock.

Shareholder Return Performance Graph Presentation

The line graph below compares the cumulative total shareholder return on the Company’s common stock to the cumulative total return of a broad index of the NASDAQ Stock Market and two savings and loan industry indices (Morningstar Group Index and Hemscott Group Index) for the period October 3, 2006 (the date the Company’s common stock commenced trading on the NASDAQ Global Select Market), through December 31, 2010. The information presented below assumes $100 was invested on October 3, 2006, in the Company’s common stock and in each of the indices and assumes the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

	Period Ending
Company/Market/Peer Group	10/3/2006	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
ViewPoint Financial Group, Inc.	$100.00	$113.01	$111.20	$109.06	$99.08	$113.98

NASDAQ Composite Index	$100.00	$107.84	$119.21	$71.49	$103.89	$122.61

Morningstar Group Index	$100.00	$119.10	$101.09	$94.56	$85.41	$74.54

Hemscott Group Index	$100.00	$106.88	$62.63	$44.18	$36.87	$29.12

Item 6.	Selected Financial Data

The summary information presented below under “Selected Financial Condition Data” and “Selected Operations Data” for each of the years ended December 31 is derived from our audited consolidated financial statements. The following information is only a summary and you should read it in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this report and “Financial Statements and Supplementary Data” under Item 8 of this report below.

	At and for The Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Selected Financial Condition Data:
Total assets	$2,941,995	$2,379,504	$2,213,415	$1,658,204	$1,529,760
Loans held for sale	491,985	341,431	159,884	13,172	3,212
Loans receivable, net	1,092,114	1,108,159	1,239,708	908,650	965,452
Securities available for sale, at fair value	717,497	484,058	483,016	542,875	324,523
Securities held to maturity, at amortized cost	432,519	254,724	172,343	20,091	11,271
FHLB stock	20,569	14,147	18,069	6,241	3,724
Bank-owned life insurance	28,501	28,117	27,578	26,497	-
Deposits	2,017,550	1,796,665	1,548,090	1,297,593	1,234,881
Borrowings	496,219	347,504	435,841	128,451	55,762
Shareholders’ equity	396,589	205,682	194,139	203,794	214,778

Selected Operations Data:
Total interest income	$115,385	$107,906	$96,795	$84,232	$72,726
Total interest expense	44,153	49,286	46,169	41,121	31,386

Net interest income	71,232	58,620	50,626	43,111	41,340
Provision for loan losses	5,119	7,652	6,171	3,268	2,565

Net interest income after provision for loan losses	66,113	50,968	44,455	39,843	38,775

Service charges and fees	18,505	18,954	19,779	22,389	20,589
Net gain on sale of loans	13,041	16,591	9,390	1,298	199
Gain on redemption of Visa, Inc. shares	-	-	771	-	-
Impairment of collateralized debt obligations	-	(12,246)	(13,809)	-	-
Gain on sale of available for sale securities	-	2,377	-	-	-
Other non-interest income	1,918	1,523	2,733	2,238	2,646

Total non-interest income	33,464	27,199	18,864	25,925	23,434

Total non-interest expense	73,146	74,537	68,911	57,957	56,080

Income (loss) before income tax expense (benefit)	26,431	3,630	(5,592)	7,811	6,129
Income tax expense (benefit)(1)	8,632	960	(2,277)	2,744	(3,557)

Net income (loss)(1)	$17,799	$2,670	$(3,315)	$5,067	$9,686

(1)	Until its conversion to a federally chartered savings bank on January 1, 2006, the Bank was a credit union, generally exempt from federal and state income taxes. As a result of the change in tax status on January 1, 2006, the Bank recorded a deferred tax asset in the amount of $6.6 million, as well as a related tax benefit in the income statement of $6.1 million.

	At and for the Year Ended December 31,
	2010	2009		2008	2007	2006

Selected Financial Ratios and Other Data (Unaudited):

Performance Ratios:
Return on assets (ratio of net income (loss) to average total assets)	0.66%	0.12%		-0.17%	0.32%	0.65%
Return on equity (ratio of net income (loss) to average equity)	5.69%	1.34%		-1.65%	2.40%	6.76%
Interest rate spread:
Average during period	2.49%	2.37%		2.28%	2.14%	2.41%
End of period	2.20%	2.29%		2.09%	2.14%	2.19%
Net interest margin	2.80%	2.72%		2.85%	2.92%	3.00%
Non-interest income to operating revenue	22.48%	20.13%		16.31%	23.53%	24.37%
Operating expense to average total assets	2.71%	3.26%		3.63%	3.62%	3.79%
Efficiency ratio(1)	69.87%	76.01%		82.73%	83.95%	86.58%
Average interest earning assets to average interest bearing liabilities	118.11%	115.14%		121.73%	127.92%	125.57%
Dividend payout ratio	21.70%	92.58%		N/M*	41.74%	N/A

Asset Quality Ratios:
Non-performing assets to total assets at end of period	0.69%	0.66%		0.17%	0.18%	0.13%
Non-performing loans to total loans	1.59%	1.04%		0.18%	0.23%	0.14%
Allowance for loan losses to non-performing loans	84.22%	105.44%		409.02%	293.29%	487.78%
Allowance for loan losses to total loans	1.34%	1.10%		0.73%	0.67%	0.67%

Capital Ratios:
Equity to total assets at end of period	13.48%	8.64%		8.77%	12.29%	14.04%
Average equity to average assets	11.59%	8.73%		10.59%	13.22%	9.69%

Other Data:
Number of community bank offices	23	23	(2)	30	28	31
Number of loan production offices	14	15		15	9	3

*	Number is not meaningful

(1)	Calculated by dividing total non-interest expense by net interest income plus non-interest income, excluding impairment on securities.

(2)	In 2009, we opened three new full-service community bank offices in Grapevine, Frisco and Wylie. On January 2, 2009, we announced plans to expand our community banking network by opening more free-standing, full-service community bank offices and transition away from limited-service grocery store banking centers. As a result, we closed ten in-store banking centers located in Carrollton, Dallas, Garland, Plano, McKinney, Frisco and Wylie in 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Our principal business consists of attracting retail deposits from the general public and the business community and investing those funds, along with borrowed funds, in permanent loans secured by first and second mortgages on owner-occupied, one- to four-family residences and on commercial real estate, as well as in secured and unsecured commercial non-mortgage and consumer loans. Additionally, through our Warehouse Purchase Program, we allow mortgage banking companies to close one- to four-family real estate loans in their own name and temporarily finance their inventory of these closed loans until the loans are sold to investors approved by the Company. We also offer brokerage services for the purchase and sale of non-deposit investment and insurance products through a third party brokerage arrangement.

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

Critical Accounting Policies

Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses and other-than-temporary impairments in our securities portfolio. Our accounting policies are discussed in detail in Note 1 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

Allowance for Loan Loss. The allowance for loan losses and related provision expense are susceptible to change if the credit quality of our loan portfolio changes, which is evidenced by many factors including charge-offs and non-performing loan trends. Generally, one-to four-family residential real estate lending has a lower credit risk profile compared to consumer lending (such as automobile or personal line of credit loans). Commercial real estate and non-mortgage lending, however, have higher credit risk profiles than consumer and one- to four- family residential real estate loans due to these loans being larger in amount and non-homogenous in structure and term. Changes in economic conditions, the mix and size of the loan portfolio and individual borrower conditions can dramatically impact our level of allowance for loan losses in relatively short periods of time. Management believes that the allowance for loan losses is maintained at a level that represents our best estimate of credit losses in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, our banking regulators periodically review our allowance for loan losses and may require us to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their review.

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

We offer a wide range of products and services that provide diversification of revenue sources and solidify our relationship with our customers. We focus on core retail and business deposits, including savings and checking accounts, that lead to long-term customer retention. For example, our Absolute Checking account product, which offers a higher rate of interest when electronic transaction volume and other requirements are satisfied, provides cost savings and drives fee revenue while providing what we believe to be a stable customer relationship. As part of our commercial lending process we cross-sell the entire business banking relationship, including non-interest-bearing deposits and business banking products, such as online cash management, treasury management, wires, and direct deposit /payment processing.

•	Expanding our reach.

In addition to deepening our relationships with existing customers, we intend to expand our business to new customers by leveraging our well-established involvement in the community and by selectively emphasizing products and services designed to meet their banking needs. We also intend to continue to pursue expansion in our market area by growing our branch network. We may also consider the acquisition of other financial institutions or open branches of other banks in or contiguous to our market area, although currently no specific transactions are planned.

Comparison of Financial Condition at December 31, 2010, and December 31, 2009

General. Total assets increased by $562.5 million, or 23.6%, to $2.94 billion at December 31, 2010, from $2.38 billion at December 31, 2009. The increase in total assets was primarily due to a $233.4 million increase in securities available for sale, a $177.8 million increase in securities held to maturity and a $150.6 million increase in mortgage loans held for sale. Asset growth was funded by a $220.9 million increase in deposits, a $174.9 million increase in shareholders’ equity as a result of our public stock offering and a $148.7 million increase in FHLB advances.

Loans. Gross loans (including $492.0 million in mortgage loans held for sale) increased by $136.0 million, or 9.3%, from $1.46 billion at December 31, 2009 to $1.60 billion at December 31, 2010.

	December 31,	December 31,	Dollar	Percent
	2010	2009	Change	Change
		(Dollars in thousands)

Real estate loans:
One- to four-family	$393,896	$421,935	$(28,039)	(6.6%)
Commercial real estate	479,071	453,604	25,467	5.6
One- to four-family construction	11,435	6,195	5,240	84.6
Commercial construction	569	879	(310)	(35.3)
Loans held for sale	491,985	341,431	150,554	44.1
Home equity	115,418	116,138	(720)	(0.6)

Total real estate loans	1,492,374	1,340,182	152,192	11.4
Automobile loans	42,550	67,897	(25,347)	(37.3)
Other consumer loans	24,816	26,998	(2,182)	(8.1)
Commercial non-mortgage loans	39,279	27,983	11,296	40.4

Total other loans	106,645	122,878	(16,233)	(13.2)

Gross loans	$1,599,019	$1,463,060	$135,959	9.3%

Mortgage loans held for sale increased by $150.6 million, or 44.1%, from December 31, 2009, and consisted of $460.9 million of Warehouse Purchase Program loans purchased for sale under our standard loan participation agreement and $31.1 million of loans originated for sale by our mortgage banking subsidiary, VPM. Our Warehouse Purchase Program enables our mortgage banking company customers to close conforming and some jumbo one- to four-family real estate loans in their own name and temporarily finance their inventory of these closed loans until the loans are sold to investors approved by the Company. The Warehouse Purchase Program had 29 clients with approved maximum borrowing amounts ranging from $10.0 million to $30.0 million at December 31, 2010. During 2010, the average outstanding balance per client was $14.8 million. For the year ended December 31, 2010, the Warehouse Purchase Program generated $2.7 million in fee income and $18.0 million in interest income. VPM originated $487.7 million in one-to four-family mortgage loans during the year ended December 31, 2010, and sold $402.0 million to investors, generating a net gain on sale of loans of $13.0 million. Also, $74.3 million in VPM-originated loans were retained in our portfolio. One- to four- family mortgage loans held in our portfolio declined by $28.0 million, or 6.6%, from December 31, 2009, since paydowns and maturities exceeded new loans added to the portfolio. For asset/liability and interest rate risk management, the Company follows guidelines set forth by the Company’s Asset/Liability Management Committee to determine whether to keep loans in portfolio or sell them with a servicing release premium. The Company evaluates price, yield, duration and credit when determining the amount of loans sold or retained.

In 2010, the Company established a mortgage repurchase liability related to various representations and warranties that reflect management’s estimate of losses for loans for which the Company could have repurchase obligation based on historical investor repurchase and indemnification demand and historical loss ratios. Although investors may demand repurchase at any time, the Company’s historical demands have occurred within 12 months of the investor purchase. The Company had three repurchases and ten indemnifications in 2009. In 2010, there were two repurchases and seven indemnifications. Actual losses were $59,000 and $79,000 during the years ended December 31, 2010 and 2009, respectively.

Commercial real estate loans increased by $25.5 million, or 5.6%, from December 31, 2009. For the year ended December 31, 2010, commercial real estate loans generated $32.0 million in interest income. Our commercial real estate portfolio consists almost exclusively of loans secured by existing, multi-tenanted commercial buildings. 89% of our commercial real estate loan balances are secured by properties located in Texas, a market that we do not believe has experienced the same level of economic pressure experienced in certain other geographic areas in the United States. The below table illustrates the geographic concentration of our commercial real estate portfolio at December 31, 2010:

Texas	89%
Oklahoma	4
Louisiana	2
Illinois	2
California	2
Other*	1

100%

*	“Other” consists of Arizona, Georgia, Nevada, New Mexico, Oregon, and Washington

Our commercial non-mortgage portfolio increased by $11.3 million, or 40.4%, compared to the prior year, while consumer loans, including direct and indirect automobile, other secured installment loans, and unsecured lines of credit, decreased by $27.5 million, or 29.0%, from December 31, 2009. As a means to diversify our loan portfolio, we have continued to reduce our emphasis on direct automobile lending and eliminated indirect automobile lending, and are instead focused on originating residential real estate and commercial loans. Nevertheless, we remain committed to meeting all of the banking needs of our customers, which includes offering them competitive consumer lending products.

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

For the specific component, the allowance for loan losses on individually analyzed impaired loans includes commercial non-mortgage and one- to four-family and commercial real estate loans where management has concerns about the borrower’s ability to repay. Loss estimates include the negative difference, if any, between the current fair value of the collateral or the estimated discounted cash flows and the loan amount due.

We are focused on maintaining our asset quality by applying strong underwriting guidelines to all loans that we originate (see Item 1 – “Lending Activities” of this report for more information about our loan underwriting). Substantially all of our residential real estate loans generally are full-documentation, standard “A” type products. We do not offer any sub-prime loan products.

Our non-performing loans, which consist of nonaccrual loans, include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Loans are placed on nonaccrual status when the collection of principal and/or interest becomes doubtful or other factors involving the loan warrant placing the loan on nonaccrual status. Troubled debt restructurings, which are accounted for under ASC 310-40, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity. All troubled debt restructurings are initially classified as nonaccruing loans, regardless of whether the loan was performing at the time it was restructured. Once a troubled debt restructuring has performed according to its modified terms for six months and the collection of principal and interest under the revised terms is deemed probable, the Company places the loan back on accruing status. At December 31, 2010, $1.3 million in troubled debt restructurings were accruing interest. When the loan has performed according to its modified terms for one year, it is no longer considered a troubled debt restructuring. At December 31, 2010, $8.7 million of troubled debt restructurings were classified as nonaccrual, including $6.3 million of commercial real estate loans. Of the $8.7 million, $6.2 million were performing under the revised terms, while $2.5 million were past due.

Our non-performing loans to total loans ratio at December 31, 2010, was 1.59%, compared to 1.04% at December 31, 2009. Non-performing loans increased by $5.9 million, from $11.7 million at December 31, 2009, to $17.6 million at December 31, 2010. The increase in non-performing loans from December 2009 to December 2010 was primarily due to the addition of four commercial real estate loans totaling $8.2 million that were placed on nonaccrual during the year ended December 31, 2010. These four loans, two of which are troubled debt restructurings, were current at December 31, 2010.

The commercial real estate nonaccrual loans at December 31, 2010, consisted of six loans, including the four loans discussed above that were added in 2010. The remaining two nonaccrual loans, totaling $1.6 million, have been on nonaccrual since 2009. Both are troubled debt restructurings and were greater than 90 days delinquent under their modified loan terms at December 31, 2010.

Our allowance for loan losses at December 31, 2010, was $14.8 million, or 1.34% of gross loans, compared to $12.3 million, or 1.10% of gross loans, at December 31, 2009. The $2.5 million, or 20.6%, increase in our allowance for loan losses was primarily due to a higher level of non-performing loans. Our allowance for loan losses to non-performing loans was 84.22% at December 31, 2010 compared to 105.44% as of December 31, 2009.

Securities. Our securities portfolio increased by $411.2 million, or 55.7%, to $1.15 billion at December 31, 2010, from $738.8 million at December 31, 2009. The increase in our securities portfolio resulted from increases to deposits and shareholders’ equity. During 2010, $1.05 billion of securities purchased was partially offset by maturities and paydowns totaling $632.7 million. The purchases consisted of $801.3 million of securities deemed available for sale and $248.6 million of securities that were recorded as held to maturity. The classification of these purchased securities was determined in accordance with ASC 320-10. The available for sale securities purchased consisted of short-term U.S. government agency discount notes, adjustable rate government and agency mortgage-backed securities, floating rate agency collateralized mortgage obligations, fixed rate government and agency collateralized mortgage obligations, fixed rate mortgage-backed securities, and callable agency step-up bonds. The held to maturity securities purchased consisted of fixed rate government and agency mortgage backed securities and collateralized mortgage obligations, and municipal bonds with final maturities of less than fifteen years. This mix was determined due to its strong cash flow characteristics in various interest rate environments. Since 2008, the municipal bond portfolio has increased from $9.4 million to $50.5 million. Consisting solely of the investment grade, non-taxable bonds of Texas entities, this well-diversified portfolio provides tax-free income at comparatively attractive tax-equivalent yields.

Deposits. Total deposits increased by $220.9 million, or 12.3%, to $2.02 billion at December 31, 2010, from $1.80 billion at December 31, 2009.

	December 31,	December 31,	Dollar	Percent
	2010	2009	Change	Change
		(Dollars in thousands)

Non-interest bearing demand	$201,998	$193,581	$8,417	4.3%
Interest bearing demand	438,719	268,063	170,656	63.7
Savings	148,399	143,506	4,893	3.4
Money Market	554,261	549,619	4,642	0.8
IRA savings	9,251	8,710	541	6.2
Time	664,922	633,186	31,736	5.0

Total deposits	$2,017,550	$1,796,665	$220,885	12.3%

The increase in deposits was primarily attributable to a $170.7 million, or 63.7%, increase in interest-bearing demand deposits, which was principally in our Absolute Checking product. This product currently provides a 4.0% annual percentage yield (APY) on account balances up to $25,000 (prior to November 1, 2010, up to $50,000) if certain conditions are met. These conditions include using direct deposit or online bill pay, receiving statements online and having at least 15 Visa Check Card transactions per month for purchases. Absolute Checking encourages relationship accounts with required electronic transactions that are intended to reduce the expense of maintaining this product. At December 31, 2010, 71% of Absolute Checking customers received online statements, compared to an average of 40% in other consumer checking accounts. Additionally, at December 31, 2010, Absolute Checking customers that represented new households generated 315 new loans totaling more than $11.2 million and 1,241 new deposit accounts for more than $39.2 million since inception of the product. If the conditions described above are not met, the rate paid decreases to 0.04%. The average rate paid on Absolute Checking accounts during the year ended December 31, 2010 was 2.77%. Prior to November 1, 2010, the 4.0% APY had been paid on account balances up to $50,000.

Time deposits increased by $31.7 million, or 5.0%, due to an increase of $57.1 million in deposits from public funds. Public fund certificates totaled $393.3 million at December 31, 2010, and were pledged by securities with a market value of $423.2 million as of December 31, 2010. Public funds are bank deposits of state and local municipalities. These deposits are required to be secured by certain investment grade securities to ensure repayment, which on the one hand tends to reduce our contingent liquidity risk by making these funds somewhat less credit sensitive, but on the other hand reduces standby liquidity by restricting the potential liquidity of the pledged collateral. Although these funds historically have been a relatively stable source of funds for us, availability depends on the individual municipality’s fiscal policies and cash flow needs.

Borrowings. FHLB advances increased by $148.7 million, or 47.6%, from $312.5 million at December 31, 2009, to $461.2 million at December 31, 2010. The outstanding balance of FHLB advances increased due to a strategic decision to fund a portion of mortgage purchase program average balances with short term advances. This strategy began in September 2010. During the year ended December 31, 2010, the Company used deposit growth to fund loans more than utilizing borrowings as a funding source. At December 31, 2010, the Company was eligible to borrow an additional $756.4 million from the FHLB. Additionally, the Company is eligible to borrow from the Federal Reserve Bank discount window and has two available federal funds lines of credit with other financial institutions totaling $66.0 million.

In November 2010, $91.6 million in fixed-rate FHLB advances were modified. These 22 advances that were modified had a weighted average rate of 4.15% and an average term to maturity of approximately 2.6 years. These advances were prepaid and restructured with $91.6 million of new, lower-cost FHLB advances with a weighted average rate of 1.79% and an average term to maturity of approximately 5.0 years. The early repayment of the debt resulted in a prepayment penalty of $5.4 million, which will be amortized to interest expense in future periods as an adjustment to the cost of the new FHLB advances. The effective rate of the new advances after accounting for the prepayment penalty is 2.98%.

In addition to FHLB advances, the Company has a $25.0 million repurchase agreement with Credit Suisse and four promissory notes for unsecured loans totaling $10.0 million obtained from local private investors. The Company has used the proceeds from these loans for general working capital and to support the growth of the Bank.

The below table shows FHLB advances by maturity and weighted average rate at the end of the period:

		Weighted
		Average
	Balance	Rate

Less than 90 days	204,058	0.25%
Less than one year	14,299	3.91
One to three years	53,854	2.94
Three to five years	98,259	3.36
After five years	96,008	3.27

	466,478	1.95%
Restructuring prepayment penalty	(5,259)

Total	$461,219

Shareholders’ Equity. Total shareholders’ equity increased by $190.9 million, or 92.8%, from $205.7 million at December 31, 2009, to $396.6 million at December 31, 2010.

	December 31,	December 31,	Dollar	Percent
	2010	2009	Change	Change
		(Dollars in Thousands)

Common stock	$349	$305	$44	14.4%
Additional paid-in capital	289,591	118,254	171,337	144.9
Retained Earnings	125,125	111,188	13,937	12.5
Accumulated other comprehensive income (loss)	2,373	3,802	(1,429)	(37.6)
Unearned ESOP shares	(20,849)	(6,159)	(14,690)	238.5
Treasury stock	-	(21,708)	21,708	100.0

Total shareholders’ equity	$396,589	$205,682	$190,907	92.8%

The increase in shareholders’ equity was primarily due to the Conversion and related stock offering, which occurred on July 6, 2010. As part of the Conversion, shares of the Company’s common stock were issued and sold in an offering to certain depositors of the Bank and others. Concurrent with the offering, each share of ViewPoint Financial Group’s common stock owned by public shareholders was exchanged for 1.4 shares of the Company’s common stock. In lieu of issuing fractional shares, shareholders were paid in cash.

The Company sold a total of 19,857,337 shares of common stock in the offering at $10.00 per share. Proceeds from the offering, net of $7.8 million in expenses, totaled $190.8 million, with $15.9 million of the proceeds being used to fund the ESOP purchase. Half of the net proceeds were provided to the Bank. The Company may use the remaining proceeds from the offering to pay cash dividends to shareholders, to support internal growth through lending in the communities we serve, to improve our capital position, to finance the acquisition of branches from other financial institutions or build or lease new branch facilities, to enhance existing products and services and support the development of new products and services, to invest in securities, to finance the acquisition of financial institutions or other financial service companies and for other general corporate purposes. We do not currently have any agreements or understandings regarding any specific acquisition transactions. Under current OTS regulations, we may not repurchase shares of our common stock during the first year following the completion of the Conversion, except to fund certain share-based plans or, with prior regulatory approval, when extraordinary circumstances exist.

Comparison of Results of Operation for the Years Ended December 31, 2010 and 2009

General. Net income for the year ended December 31, 2010 was $17.8 million, an increase of $15.1 million from net income of $2.7 million for the year ended December 31, 2009. The $15.1 million increase is partly due to an $8.1 million (net of tax, using a tax rate of 34%) impairment charge for the year ended December 31, 2009. The $7.0 million increase in net income during the 2010 period compared to 2009 results, excluding the 2009 impairment charge, was driven by higher net interest and noninterest income, a lower provision for loan losses and lower non-interest expense. Our basic and diluted earnings per share for the year ended December 31, 2010 was $0.59 compared to $0.10 for the year ended December 31, 2009.

Interest Income. Interest income increased by $7.5 million, or 6.9%, from $107.9 million for the year ended December 31, 2009, to $115.4 million for the year ended December 31, 2010.

	Year Ended
	December 31,		Dollar	Percent
	2010	2009	Change	Change
	(Dollars in Thousands)

Interest and dividend income
Loans, including fees	$88,550	$83,802	$4,748	5.7%
Securities	26,365	23,436	2,929	12.5
Interest bearing deposits in other financial institutions	402	652	(250)	(38.3)
FHLB stock	68	16	52	325.0

	$115,385	$107,906	$7,479	6.9%

This increase in interest income was driven by a $4.7 million, or 5.7%, increase in interest income on loans and a $2.9 million, or 12.5%, increase in interest income on securities. The average balance of loans (including loans held for sale) increased by $85.9 million, or 6.1%, from $1.4 billion for the year ended December 31, 2009, to $1.5 billion for the year ended December 31, 2010. This was primarily attributable to $156.9 million of growth in the average balance of Warehouse Purchase Program loans. Warehouse Purchase Program facilities had an average yield of 4.88% for the year ended December 31, 2010. Also, in the fourth quarter of 2010, a $20.4 million commercial real estate loan pre-paid, resulting in a $411,000 credit to interest income from the accelerated amortization of the origination fee. We also earned $133,000 in an early termination fee resulting from this payoff. Additionally, increased volume in all of our securities categories contributed to the increase in interest income, with the majority of the increase being driven by a $166.5 million increase in the average balance of mortgage-backed securities.

Overall, the yield on interest-earning assets for year ended December 31, 2010 decreased by 47 basis points, from 5.01% for the year ended December 31, 2009, to 4.54% for the year ended December 31, 2010; this decrease was primarily due to lower yields earned on mortgage-backed securities, collateralized mortgage obligations and interest-earning deposit accounts.

Interest Expense. Interest expense decreased by $5.1 million, or 10.4%, from $49.3 million for the year ended December 31, 2009, to $44.2 million for the year ended December 31, 2010. Overall, the cost of interest-bearing liabilities decreased 59 basis points, from 2.64% for the year ended December 31, 2009, to 2.05% for the year ended December 31, 2010.

	Year Ended
	December 31,		Dollar	Percent
	2010	2009	Change	Change
		(Dollars in Thousands)

Interest expense
Deposits	$31,015	$34,366	$(3,351)	(9.8%)
FHLB advances	11,723	14,056	(2,333)	(16.6)
Repurchase agreement	816	707	109	15.4
Other borrowings	599	157	442	281.5

	$44,153	$49,286	$(5,133)	(10.4%)

This decrease was primarily caused by a $3.4 million, or 9.8%, decrease in the interest expense paid on deposits. Although volume has increased in our interest-bearing demand and money market accounts, lower rates paid on money market and time accounts caused the decrease in interest expense. The reduction in interest expense caused by these lower rates was partially offset by an increase in volume and rate paid on our interest-bearing demand accounts, which was principally attributable to our Absolute Checking product. Effective November 1, 2010, the maximum balance that could qualify for the 4.0% APY paid on our Absolute Checking product was reduced from $50,000 to $25,000. This change resulted in interest expense savings of approximately $691,000 in the two months since the tier change. Also, on November 1, 2010, the Company decreased the rate paid on certain money market accounts. These accounts, which are not open to new accounts or additional deposits, previously provided APYs ranging from 4.50% to 5.50%. Effective November 1, the APYs range from 1.05% to 1.25%. Additionally, interest expense on FHLB advances decreased by $2.3 million, or 16.6%, as the average rate paid for borrowings declined by 70 basis points during the year ended December 31, 2010, compared to last year.

In November 2010, $91.6 million in fixed-rate FHLB advances were modified. These advances had a weighted average rate of 4.15% and an average term to maturity of approximately 2.6 years. These advances were prepaid and restructured with $91.6 million of new, lower-cost FHLB advances with a weighted average rate of 1.79% and an average term to maturity of approximately 5.0 years. The early repayment of the debt resulted in a prepayment penalty of $5.4 million, which will be amortized to interest expense in future periods as an adjustment to the cost of the new FHLB advances. The effective rate of the new advances after accounting for the prepayment penalty is 2.98%.

The $599,000 of interest expense reflected as other borrowings is primarily attributable to four promissory notes that were executed in October 2009 by the Company for unsecured loans totaling $10.0 million obtained from local private investors. The lenders are all members of the same family and long-time customers of the Bank. Each of the four promissory notes bears interest at 6% per annum for the first two years, thereafter being adjusted quarterly to a rate equal to the national average 2-year jumbo CD rate plus 2%, with a floor of 6% and a ceiling of 9%.

Net Interest Income. Net interest income increased by $12.6 million, or 21.5%, to $71.2 million for the year ended December 31, 2010, from $58.6 million for the year ended December 31, 2009. The net interest rate spread increased 12 basis points to 2.49% for the year ended December 31, 2010, from 2.37% for last year. The net interest margin increased eight basis points to 2.80% for the year ended December 31, 2010, from 2.72% for the year ended December 31, 2009. The increase in the net interest margin was primarily attributable to lower deposit and borrowing rates.

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

The provision for loan losses was $5.1 million for the year ended December 31, 2010, a decrease of $2.6 million, or 33.1%, from $7.7 million for last year. This decrease was primarily due to an improvement in net charge-offs, which declined by $1.8 million during the year ended December 31, 2010, compared to last year. During 2010, we had commercial real estate charge-offs totaling $624,000 resulting from the partial charge-off of two commercial real estate loans. One of these properties was sold, while the other loan was modified due to bankruptcy. Also, the average balance of our portfolio loans for the year ended December 31, 2010 (not including loans held for sale, which are not included in the allowance for loan loss calculation) decreased by $68.5 million from the year ended December 31, 2009, which may be a factor contributing to our lower charge-offs.

Non-interest Income. Non-interest income increased by $6.3 million, or 23.0%, from $27.2 million for the year ended December 31, 2009, to $33.5 million for the year ended December 31, 2010.

	Year Ended
	December 31,		Dollar	Percent
	2010	2009	Change	Change
	(Dollars in Thousands)

Non-interest income
Service charges and fees	$18,505	$18,954	$(449)	(2.4%)
Brokerage fees	476	347	129	37.2
Net gain on sale of loans	13,041	16,591	(3,550)	(21.4)
Loan servicing fees	235	239	(4)	(1.7)
Bank-owned life insurance income	384	539	(155)	(28.8)
Valuation adjustment on mortgage servicing rights	15	(191)	206	N/M
Impairment of collateralized debt obligation (all credit)	-	(12,246)	12,246	N/M
Gain on sale of available for sale securities	-	2,377	(2,377)	N/M
Gain (loss) on sale of foreclosed assets	(296)	179	(475)	N/M
Gain (loss) on disposition of assets	(69)	(1,220)	1,151	94.3
Other	1,173	1,630	(457)	(28.0)

	$33,464	$27,199	$6,265	23.0%

The increase in non-interest income for the year ended December 31, 2010 compared to last year was primarily due to the $12.2 million impairment of collateralized debt obligations during the year ended December 31, 2009, that were impaired to their fair value and sold in June 2009. This impairment charge was partially offset by $2.4 million in gain on the sale of securities that also occurred in June 2009. There were no similar transactions in 2010. Net gain on sale of loans decreased by $3.6 million, or 21.4%, as VPM sold $402.0 million in loans to outside investors during the year ended December 31, 2010, compared to $636.0 million for 2009. The decrease in sales can be attributed to the lower volume of one- to four-family loan originations in 2010 compared to the refinance-driven volume experienced during the prior year.

Non-interest income for the year ended December 31, 2009 included losses of $1.2 million on disposition of assets relating to the closure of most of our in-store banking centers as we transitioned away from limited service grocery store banking centers. We had no similar transactions in 2010. Additionally, gain (loss) on sale of foreclosed assets decreased $475,000 from the prior year. This change is related to a $395,000 decrease this year in the value of our one commercial REO, compared to a $440,000 recovery recognized in 2009 on a one-to four-family REO property.

Service charges and fees decreased by $449,000, or 2.4%, primarily due to a $2.6 million decline in non-sufficient funds fees. Several different factors impact non-sufficient funds fee income, including the recent legislative actions requiring consumers to opt-in for overdraft protection and the ongoing trend of declining non-sufficient fund transaction volume. The decline was partially offset by an $837,000 increase in Warehouse Purchase Program fees and a $640,000 increase in debit card income, which primarily resulted from our Absolute Checking product that requires at least 15 Visa Check Card transactions per month for purchases.

Other non-interest income declined by $457,000, or 28.0%, primarily due to a $200,000 decline in mortgage subservicing income as one of our subservicing clients left in February 2010 and fluctuations in the value of equity investments in two community development-oriented venture capital funds. This equity investment increased in value by $422,000 during the year ended December 31, 2009, compared to a value increase of $140,000 for 2010.

Non-interest Expense. Non-interest expense decreased by $1.4 million, or 1.9%, from $74.5 million for the year ended December 31, 2009, to $73.1 million for the year ended December 31, 2010.

	Year Ended
	December 31,		Dollar	Percent
	2010	2009	Change	Change
		(Dollars in Thousands)

Non-interest expense
Salaries and employee benefits	$46,203	$46,777	$(574)	(1.2%)
Advertising	1,285	1,284	1	0.1
Occupancy and equipment	5,907	5,999	(92)	(1.5)
Outside professional services	2,369	1,882	487	25.9
Regulatory assessments	3,235	4,018	(783)	(19.5)
Data processing	4,232	4,209	23	0.5
Office operations	5,790	5,984	(194)	(3.2)
Deposit processing charges	744	862	(118)	(13.7)
Lending and collection	1,033	883	150	17.0
Other	2,348	2,639	(291)	(11.0)

	$73,146	$74,537	$(1,391)	(1.9%)

The decrease in non-interest expense was primarily attributable to a $783,000, or 19.5%, decline in regulatory assessments due to a $1.1 million FDIC special assessment paid in the second quarter of 2009, which was charged to all FDIC-insured banks at a rate of five basis points on a base of total assets less Tier One capital. No similar special assessments occurred in 2010.

Additionally, salaries and employee benefits expense for the year ended December 31, 2010 declined by $574,000 compared to last year. The decrease in salaries and employee benefits expense was primarily attributable to $1.7 million in lower variable incentives paid to VPM staff as they closed $487.7 million of loans during the year ended December 31, 2010, compared to $701.1 million for last year. This $213.4 million, or 30.4%, decline in production was a result of the heavy refinance volume experienced in 2009 that was not repeated in 2010. Lower salary expenses incurred during the year helped to offset the $3.6 million decline in net gain on sale of loans.

Outside professional services expense increased by $487,000, or 25.9%, primarily due to $288,000 in recruiting fees and $219,000 in one-time consulting fees. Other noninterest expense declined by $291,000, or 11.0%, due to an increase in regulatory compliance expense associated with VPM that was recognized in 2009 with no similar transaction during 2010.

Income Tax Expense. During the year ended December 31, 2010, we recognized income tax expense of $8.6 million on our pre-tax income, which was an effective tax rate of 32.7%, compared to income tax expense of $960,000, which was an effective tax rate of 26.5%, for the year ended December 31, 2009. The variance in pre-tax income from 2009 to 2010 caused the increase in income tax expense. The effective tax rate was lower than the Company’s federal tax rate of 35% due to tax benefits relating to our bank-owned life insurance policy, the purchase of municipal bonds, generally tax-exempt revenue, and a tax credit received on an equity investment in a community development-oriented venture capital fund.

Comparison of Results of Operation for the Years Ended December 31, 2009 and 2008

General. The Company reported net income of $2.7 million for the year ended December 31, 2009, an increase of $6.0 million from a net loss of $3.3 million for the year ended December 31, 2008. The net loss for 2008 was caused by a $13.8 million pre-tax impairment charge on the Company’s collateralized debt obligations. These collateralized debt obligations were sold in June 2009, and the Company no longer owns any collateralized debt obligations. Prior to the sale, in 2009, the Company recognized a $12.2 million pre-tax charge for the other-than-temporary decline in the fair value of the collateralized debt obligations. Please see Note 5 — Securities of the Notes to Consolidated Financial Statements contained in Item 8 of this report for more information. Excluding the effects of these two impairment charges, net income for the year ended December 31, 2009 was $10.8 million, an increase of $5.0 million, or 85.4%, from $5.8 million for the year ended December 31, 2008. The increase in net income was primarily due to higher net interest income, increased net gain on sale of loans and a lower effective tax rate, and was partially offset by a higher provision for loan losses and noninterest expense.

Interest Income. Interest income increased by $11.1 million, or 11.5%, from $96.8 million for the year ended December 31, 2008, to $107.9 million for the year ended December 31, 2009.

	Year Ended
	December 31,		Dollar	Percent
	2009	2008	Change	Change
		(Dollars in Thousands)

Interest and dividend income
Loans, including fees	$83,802	$65,938	$17,864	27.1%
Securities	23,436	29,391	(5,955)	(20.3)
Interest bearing deposits in other financial institutions	652	1,195	(543)	(45.4)
FHLB stock	16	271	(255)	(94.1)

	$107,906	$96,795	$11,111	11.5%

The increase in interest income was primarily due to a $17.9 million, or 27.1%, increase in interest income earned on loans compared to the prior year. The average balance of loans (including loans held for sale) increased by $313.9 million, or 28.4%, from $1.1 billion for the year ended December 31, 2008, to $1.4 billion for the year ended December 31, 2009. This was driven by a $225.6 million increase in the average balance of mortgage loans held for sale, which was primarily attributable to $202.8 million of growth in the average balance of Warehouse Purchase Program loans and the addition of adjustable rate loans which will better position us for a rising rate environment. Warehouse Purchase Program facilities had an average yield of 4.88% for the year ended December 31, 2009. Additionally, the average balance of commercial real estate loans increased by $76.6 million, or 21.6%, while the yield earned on these loans increased by 43 basis points to 6.67% from 6.24%.

This increase in interest income was partially offset by a $6.0 million, or 20.3%, decrease in interest income earned on securities: although the average balance of our securities portfolio increased, lower yields led to the decline in interest income. The decline in yields earned on securities was due to lower market rates in 2009 for securities purchased and for existing adjustable rate securities that repriced during the year. Overall, the yield earned on interest earning assets decreased by 43 basis points, from 5.44% for the year ended December 31, 2008, to 5.01% for the year ended December 31, 2009.

Interest Expense. Interest expense increased by $3.1 million, or 6.8%, from $46.2 million for the year ended December 31, 2008, to $49.3 million for the year ended December 31, 2009.

	Year Ended
	December 31,		Dollar	Percent
	2009	2008	Change	Change
		(Dollars in Thousands)

Interest expense
Deposits	$34,366	$35,529	$(1,163)	(3.3%)
FHLB advances	14,056	10,340	3,716	35.9
Repurchase agreement	707	300	407	135.7
Other borrowings	157	-	157	N/M

	$49,286	$46,169	$3,117	6.8%

The increase in interest expense was primarily due to a $3.7 million increase in interest expense paid on FHLB advances, as the average balance of these advances increased by $98.9 million. From July 2008 to December 2008, the Company increased the average balance of FHLB advances by $83.6 million; therefore, in 2009, the Company recognized a full year’s worth of interest expense on the higher average balance of borrowings compared to only six months of increased interest expense in 2008. Additionally, interest expense on the repurchase agreement increased by $407,000, or 135.7%, because the agreement repriced to 3.22% from 1.62% in April 2009 and the repurchase agreement was entered into in April 2008; therefore, nine months of interest expense is reflected in 2008, compared to twelve months of interest expense reflected in 2009. $128,000 of interest expense reflected as other borrowings is attributable to four promissory notes that were executed in October 2009 for unsecured loans totaling $10.0 million obtained from local private investors. The lenders are all members of the same family and long-time customers of the Bank. Each of the four promissory notes initially bears interest at 6% per annum, thereafter being adjusted quarterly to a rate equal to the national average 2-year jumbo CD rate plus 2%, with a floor of 6% and a ceiling of 9%.

The increase in interest expense related to borrowings was partially offset by a $1.2 million, or 3.3%, decrease in interest expense paid on deposits; although the average balance of interest-bearing deposits increased by $299.4 million, or 25.0%, lower rates paid on savings, money market and time accounts led to this decrease. Overall, the rate paid on interest bearing liabilities decreased by 52 basis points, from 3.16% for the year ended December 31, 2008, to 2.64% for the year ended December 31, 2009.

Net Interest Income. Net interest income increased by $8.0 million, or 15.8%, to $58.6 million for the year ended December 31, 2009, from $50.6 million for the year ended December 31, 2008. The net interest rate spread increased nine basis points to 2.37% for the year ended December 31, 2009, from 2.28% for the same period last year. The net interest margin decreased 13 basis points to 2.72% for the year ended December 31, 2009, from 2.85% for the year ended December 31, 2008. The decrease in the net interest margin was primarily attributable to Warehouse Purchase Program loans with an average balance of $211.4 million that were added to our loan portfolio at an average rate of 4.88%. Warehouse Purchase Program facilities adjust with changes to the daily LIBOR. These facilities have a yield that is based on the daily LIBOR, with a floor of 2.50% per annum, plus a margin rate. The margin rate, which is an agreed upon value stated in the pricing schedule of each Warehouse Purchase Program client, ranges between 2.00% and 3.00% per annum, which results in a minimum total rate for Warehouse Purchase Program loans of 4.50%. All of these facilities ended the year at their contractual floor rates. Additionally, we have purchased an increased amount of variable-rate securities over the past year, which will better position us for a rising rate environment.

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

The provision for loan losses was $7.7 million for the year ended December 31, 2009, an increase of $1.5 million, or 24.0%, from $6.2 million for the year ended December 31, 2008. This increase was primarily due to an increase in our qualitative factors due to the downturn in the U.S. economy and a trend of increasing non-performing and classified loans in our loan portfolio. This was not based on any specific loan losses on our classified assets. Also, net charge-offs increased by $1.1 million, while specific valuation allowances on impaired loans increased by $410,000. Provision for loan losses for the year ended December 31, 2008, reflected overall loan growth during 2008 that was absent in 2009. In 2009, the net increase in loans was $50.0 million, compared to a net increase of $477.8 million for 2008. This change was primarily caused by an increase in one- to four-family loans that were sold rather than added to our loan portfolio. In 2009, the Company sold $629.9 million in loans originated by VPM to outside investors, compared to $285.4 million for 2008.

Net charge-offs for the year ended December 31, 2009, totaled $4.4 million, an increase of 34.9% from $3.3 million for the year ended December 31, 2008. In 2009, the Company recorded a charge-off of $835,000 for a commercial real estate loan, which led to the increase in charge-offs for that year.

Non-interest Income. Non-interest income increased by $8.3 million, or 44.2%, from $18.9 million for the year ended December 31, 2008, to $27.2 million for the year ended December 31, 2009.

	Year Ended
	December 31,		Dollar	Percent
	2009	2008	Change	Change
	(Dollars in Thousands)
Non-interest income

Service charges and fees	$18,954	$19,779	$(825)	(4.2%)
Brokerage fees	347	434	(87)	(20.0)
Net gain on sale of loans	16,591	9,390	7,201	76.7
Loan servicing fees	239	252	(13)	(5.2)
Bank-owned life insurance income	539	1,081	(542)	(50.1)
Gain on redemption of Visa, Inc. shares	-	771	(771)	(100.0)
Valuation adjustment on mortgage servicing rights	(191)	-	(191)	N/M
Impairment of collateralized debt obligation (all credit)	(12,246)	(13,809)	1,563	11.3
Gain on sale of available for sale securities	2,377	-	2,377	N/M
Gain (loss) on sale of foreclosed assets	179	(43)	222	N/M
Gain (loss) on disposition of assets	(1,220)	16	(1,236)	N/M
Other	1,630	993	637	64.1

	$27,199	$18,864	$8,335	44.2%

Net gain on sale of loans increased by $7.2 million, or 76.7%, as the Company sold $636.0 million in loans originated by VPM to outside investors during the year ended December 31, 2009, compared to $285.4 million for the year ended December 31, 2008. Also, in June 2009, we recognized $2.4 million in gain on the sale of 22 agency residential collateralized mortgage obligations and two agency residential mortgage-backed securities, with a cost basis of $71.2 million. Other non-interest income increased by $725,000, primarily due to a $421,000 increase in the value of equity investments in two community development-oriented venture capital funds.

Non-interest income for the years ended December 31, 2009, and 2008 included pre-tax impairment charges of $12.2 million and $13.8 million, respectively, on collateralized debt obligations, which were impaired to their fair value and sold in June 2009. During the year ended December 31, 2008, the Company recognized an other-than-temporary impairment charge of $13.8 million for collateralized debt obligations. In April 2009, the FASB issued Staff Position No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (ASC 320-10), which amended existing guidance for determining whether impairment is other-than-temporary for debt securities. The Company elected to early-adopt this FSP as of January 1, 2009, and the Company reversed $4.4 million (gross of tax) of this impairment charge through retained earnings, representing the non-credit portion, which resulted in a $9.4 million gross impairment charge related to credit at January 1, 2009. In addition, accumulated other comprehensive loss was increased by the corresponding amount, net of tax. During the first quarter of 2009, the Company recognized a $465,000 non-cash impairment charge to write off one of our collateralized debt obligations due to other-than-temporary impairment, which was credit-related.

During the second quarter of 2009, the Company updated its analysis and recognized $11.8 million in impairment charges to write off our collateralized debt obligations due to other-than-temporary impairment, which was determined to be all credit-related. This charge was determined by applying an ASC 325-40 discounted cash flow analysis, which included estimates based on current sales price data, to the securities and reduced their value to fair value. As required by ASC 325-40, when an adverse change in estimated cash flows has occurred, the credit component of the unrealized loss must be recognized as a charge to earnings. The analysis of all collateralized debt obligations in our portfolio included a review of the financial condition of each of the issuers, with issuer specific and non-specific estimates of future deferrals, defaults, recoveries, and prepayments of principal being factored into the analysis. Prior to the date of sale, no actual loss of principal or interest had occurred.

These securities were sold in late June 2009. The decision to sell all of the Company’s collateralized debt obligations was made after considering the following: (1) June valuation reports from the trustee showed significantly higher levels of new defaults among the underlying issuers than previously reported, further reducing collateral coverage ratios; (2) an analysis of underlying issuers’ current return on assets ratios, Tier One capital ratios, leverage ratios, change in leverage ratios, and non-performing loans ratios showed ongoing and worsening credit deterioration, suggesting probable and possible future defaults; (3) the modeling of Level 3 projections of future cash flows, using internally defined assumptions for future deferrals, defaults, recoveries, and prepayments, showed no expected future cash flows; (4) a ratings downgrade from BBB to C for each of the securities during the quarter; and (5) the expected cash realization of tax benefits as a result of the actual sale of the securities. The sale of the collateralized debt obligation securities generated proceeds of $224,000. The Company used the sales proceeds as the estimated fair value of the securities in determining the impairment charge. Therefore, no gain or loss was recognized on the sale of the securities.

Also, non-interest income for the year ended December 31, 2009, included $1.2 million in lease termination fees and leasehold improvement write-offs for ten in-store banking centers closed during the year, which were reported as losses on disposition of assets.

During the year ended December 31, 2009, we recognized a net valuation adjustment of $191,000 to write down our mortgage servicing rights due to industry-wide increased prepayment speeds and lower interest rates, with no similar adjustment made in 2008. Comparatively, in March 2008, we recognized a gain of $771,000 resulting from the redemption of 18,029 shares of Visa, Inc. Class B stock in association with Visa’s initial public offering, with no similar transactions in 2009.

Fee income of $1.9 million generated by our Warehouse Purchase Program partially offset the decrease in service charges and fees, which was primarily attributable to a $1.8 million decrease in non-sufficient funds fees and a $326,000 decline in debit card income. The decrease in non-sufficient funds fees and debit card income was primarily due to a trend of lower volume in these types of transactions. Also, fees for late loan payments and other miscellaneous lending services declined by $225,000 primarily due to the decline in our consumer lending portfolio. Bank-owned life insurance income declined by $542,000 due to a decrease in the average crediting rate, which is the yield that the Company receives on the bank-owned life insurance balance carried on the Company’s balance sheet. The average crediting rate declined due to lower market rates of interest during the year.

Non-interest Expense. Non-interest expense increased by $5.6 million, or 8.2%, from $68.9 million for the year ended December 31, 2008, to $74.5 million for the year ended December 31, 2009.

	Year Ended
	December 31,		Dollar	Percent
	2009	2008	Change	Change
Non-interest expense	(Dollars in Thousands)

Salaries and employee benefits	$46,777	$43,560	$3,217	7.4%
Advertising	1,284	2,296	(1,012)	(44.1)
Occupancy and equipment	5,999	5,772	227	3.9
Outside professional services	1,882	2,004	(122)	(6.1)
Regulatory assessments	4,018	1,225	2,793	228.0
Data processing	4,209	4,001	208	5.2
Office operations	5,984	6,111	(127)	(2.1)
Deposit processing charges	862	990	(128)	(12.9)
Lending and collection	883	828	55	6.6
Other	2,639	2,124	515	24.2

	$74,537	$68,911	$5,626	8.2%

The increase in non-interest expense was primarily due to a $3.2 million, or 7.4%, increase in salaries and employee benefits expense and a $2.8 million, or 228.0%, increase in regulatory assessments. The increase in salaries and employee benefits expense was chiefly attributable to $2.2 million of increased salary and commission expense for VPM. $1.2 million of the increase was due to increased commissions due to higher mortgage loan originations, while $989,000 was due to an increase in the salaried employee headcount, primarily attributable to new loan production offices opened and a change in salary structure. This increase in VPM expense is more than offset by a $7.2 million increase in the net gain on sale of loans, which is reported in non-interest income.

In 2009, we opened three new full-service community bank offices in Grapevine, Frisco and Wylie and incurred a full year’s worth of expense for our community bank offices in Oak Cliff and Northeast Tarrant County, which were opened in 2008. Additionally, we initiated our Warehouse Purchase Program in July 2008; therefore 2009 salary expense includes a full year of expense for this department compared to six months of expense in 2008. These staffing increases led to additional salary expense of $1.3 million; however, this additional expense was partially offset by $1.2 million in expense savings due to the closure of ten in-store banking centers in 2009. Also contributing to the increase in salaries and employee benefits expense was a $416,000 increase in healthcare benefits expense as the Company experienced increased claims in 2009 compared to 2008.

Advertising expense decreased by $1.0 million, or 44.1%, as we shifted our focus to emphasize community marketing efforts rather than mass branding campaigns. Regulatory assessments expense included a $1.1 million FDIC special assessment booked as expense in the second quarter of 2009. This special assessment, adopted in May 2009, assessed FDIC-insured banks five basis points on a base of total assets less Tier One capital. Additionally, regulatory assessments were higher in 2009 due to a higher assessment rate and an increased deposit base. Other non-interest expense increased by $515,000, primarily due to an increase in regulatory compliance expense associated with VPM.

Income Tax Expense. During the year ended December 31, 2009, we recognized income tax expense of $960,000 on our pre-tax income compared to an income tax benefit of $2.3 million for the year ended December 31, 2008. In 2008, the Company recognized a pre-tax loss of $5.6 million due to the $13.8 million impairment charge on collateralized debt obligations. The variance in pre-tax income from 2008 to 2009 caused the increase in income tax expense. The effective tax rate for the year ended December 31, 2009 was 26.4%; this was lower than the Company’s federal tax rate of 34.0% due to tax benefits relating to our bank-owned life insurance policy, the purchase of municipal bonds and a tax credit received on an equity investment in a community development-oriented venture capital fund.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, expressed both in dollars and rates. Also presented are the weighted average yields on interest earning assets, rates paid on interest bearing liabilities and the resultant spread. All average balances are daily average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	Year Ended December 31,
	2010			2009			2008
	Average			Average			Average
	Outstanding	Interest		Outstanding	Interest		Outstanding	Interest
	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate
	(Dollars in thousands)

Interest-earning assets:
One- to four- family real estate	$413,625	$22,934	5.54%	$472,291	$26,769	5.67%	$431,155	$24,279	5.63%
Loans held for sale	407,287	19,781	4.86	249,553	12,080	4.84	23,959	1,186	4.95
Commercial real estate	473,400	32,006	6.76	431,914	28,788	6.67	355,332	22,169	6.24
Home equity	108,705	6,513	5.99	99,376	5,977	6.01	91,842	5,784	6.30
Consumer	80,298	5,038	6.27	115,937	7,202	6.21	176,779	10,771	6.09
Commercial non-mortgage	35,283	2,278	6.46	60,275	2,986	4.95	33,136	1,749	5.28
Less: deferred fees and allowance for loan loss	(14,352)	-	-	(11,015)	-	-	(7,723)	-	-

Loans receivable (1)	1,504,246	88,550	5.89	1,418,331	83,802	5.91	1,104,480	65,938	5.97
Agency mortgage-backed securities	466,536	13,959	2.99	300,006	12,131	4.04	224,057	10,881	4.86
Agency collateralized mortgage obligations	361,453	9,025	2.50	291,949	9,601	3.29	330,580	15,505	4.69
Investment securities	100,879	3,381	3.35	52,754	1,704	3.23	57,311	3,005	5.24
FHLB stock	16,939	68	0.40	15,469	16	0.10	11,509	271	2.35
Interest earning deposit accounts	90,614	402	0.44	74,356	652	0.88	50,766	1,195	2.35

Total interest-earning assets	2,540,667	115,385	4.54	2,152,865	107,906	5.01	1,778,703	96,795	5.44

Non-interest-earning assets	157,703			132,361			117,254

Total assets	$2,698,370			$2,285,226			$1,895,957

Interest-bearing liabilities:
Interest-bearing demand	374,083	8,976	2.40%	163,996	3,350	2.04%	78,396	868	1.11%
Savings and money market	718,224	9,102	1.27	670,518	12,007	1.79	599,659	14,442	2.41
Time	658,988	12,937	1.96	661,231	19,009	2.87	518,302	20,219	3.90
Borrowings	399,880	13,138	3.29	374,029	14,920	3.99	264,834	10,640	4.02

Total interest-bearing liabilities	2,151,175	44,153	2.05	1,869,774	49,286	2.64	1,461,191	46,169	3.16

Non-interest-bearing checking	183,720			175,797			170,075

Non-interest-bearing liabilities	50,853			40,096			63,956

Total liabilities	2,385,748			2,085,667			1,695,222

Total capital	312,622			199,559			200,735

Total liabilities and capital	$2,698,370			$2,285,226			$1,895,957

Net interest income and margin		$71,232	2.80%		$58,620	2.72%		$50,626	2.85%

Net interest income and margin (tax-equivalent basis)(2)		$72,096	2.84%		$58,886	2.74%		$50,690	2.85%

Net interest rate spread			2.49%			2.37%			2.28%
Net earning assets	$389,492			$283,091			$317,512

Average interest-earning assets to average interest-bearing liabilities	118.11%			115.14%			121.73%

(1)	Calculated net of deferred fees, loan discounts, loans in process and allowance for loan losses. Includes loans held for sale. Construction loans have been included in the one- to four- family and commercial real estate line items, as appropriate.
(2)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for 2010 and 34% for 2009 and 2008. Tax-exempt investments and loans had an average balance of $41.7 million, $13.8 million and $3.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Rate/Volume Analysis

The following schedule presents the dollar amount of changes in interest income and interest expense for major components of interest earning assets and interest bearing liabilities. It distinguishes between the changes related to outstanding balances and those due to changes in interest rates. The change in interest attributable to rate has been determined by applying the change in rate between periods to average balances outstanding in the earlier period. The change in interest due to volume has been determined by applying the rate from the earlier period to the change in average balances outstanding between periods. Changes attributable to both rate and volume which cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Year Ended December 31,
	2010 versus 2009			2009 versus 2008
			Total			Total
	Increase (Decrease) Due to		Increase	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
			(Dollars in thousands)

Interest-earning assets:
One- to four- family real estate	$(3,264)	$(571)	$(3,835)	$2,331	$159	$2,490
Loans held for sale	7,661	40	7,701	10,921	(27)	10,894
Commercial real estate	2,800	418	3,218	5,026	1,593	6,619
Home equity	559	(23)	536	461	(268)	193
Consumer	(2,235)	71	(2,164)	(3,776)	207	(3,569)
Commercial non-mortgage	(1,455)	747	(708)	1,351	(114)	1,237

Loans receivable	4,066	682	4,748	16,314	1,550	17,864
Agency mortgage-backed securities	5,541	(3,713)	1,828	3,275	(2,025)	1,250
Agency collateralized mortgage obligations	2,012	(2,588)	(576)	(1,660)	(4,244)	(5,904)
Investment securities	1,611	66	1,677	(223)	(1,078)	(1,301)
FHLB stock	2	50	52	70	(325)	(255)
Interest earning deposit accounts	121	(371)	(250)	407	(950)	(543)

Total interest-earning assets	13,353	(5,874)	7,479	18,183	(7,072)	11,111

Interest-bearing liabilities:
Interest-bearing demand	4,951	675	5,626	1,399	1,083	2,482
Savings and money market	805	(3,710)	(2,905)	1,568	(4,003)	(2,435)
Time	(64)	(6,008)	(6,072)	4,825	(6,035)	(1,210)
Borrowings	980	(2,762)	(1,782)	4,356	(76)	4,280

Total interest bearing liabilities	6,672	(11,805)	(5,133)	12,148	(9,031)	3,117

Net interest income	$6,681	$5,931	$12,612	$6,035	$1,959	$7,994

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

Planning for the Company’s normal business liquidity needs, both expected and unexpected, is done on a daily and short-term basis through the cash management function. On a longer-term basis it is accomplished through the budget and strategic planning functions, with support from internal asset/liability management software model projections.

The Liquidity Committee adds liquidity contingency planning to the process by focusing on possible scenarios that would stress liquidity beyond the Bank’s normal business liquidity needs. These scenarios may include local/regional adversity and national adversity situations while focusing on high probability-high impact, high probability-low impact, and low probability-high impact stressors.

Management recognizes that the events and their severity of liquidity stress leading up to and occurring during a liquidity stress event cannot be precisely defined or listed. Nevertheless, management believes that liquidity stress events can be categorized into sources and levels of severity, with responses that apply to various situations.

In addition to the primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of December 31, 2010, the Company had an additional borrowing capacity of $756.4 million with the FHLB. The Company may also use the discount window at the Federal Reserve Bank as a source of short-term funding. Federal Reserve Bank borrowing capacity varies based upon collateral pledged to the discount window line. As of December 31, 2010, collateral pledged had a market value of $58.9 million. Also, at December 31, 2010, the Company had $66.0 million in federal funds lines of credit available with other financial institutions.

As of December 31, 2010, the Company had classified 62.4% of its securities portfolio as available for sale, providing an additional source of liquidity. Management believes that because active markets exist and our securities portfolio is of high quality, our available for sale securities are marketable. In addition, we have historically sold mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and interest and principal on outstanding debt. The Company’s primary source of funds consists of the net proceeds retained by the Company from our initial public offering in 2006 and our Conversion and offering, which concluded in July 2010. We also have the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At December 31, 2010, the Company (on an unconsolidated basis) had liquid assets of $90.6 million.

The Company uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At December 31, 2010, the total approved loan commitments (including Warehouse Purchase Program commitments) and unused lines of credit outstanding amounted to $463.8 million and $79.2 million, respectively, as compared to $283.3 million and $79.8 million, respectively, as of December 31, 2009. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Company. Certificates of deposit scheduled to mature in one year or less at December 31, 2010 totaled $480.9 million with a weighted average rate of 1.45%.

During 2010, cash and cash equivalents increased by $13.2 million, or 23.8%, from $55.5 million as of December 31, 2009, to $68.7 million as of December 31, 2010. Cash provided by financing activities of $540.5 million more than offset cash used for investing activities of $413.0 million and cash used for operating activities of $114.3 million. Primary sources of cash for the year ended December 31, 2010 included proceeds from the sale of loans held for sale of $7.74 billion (primarily related to our Warehouse Purchase Program), maturities, prepayments and calls of available-for-sale securities of $562.9 million, proceeds from FHLB advances of $291.6 million, an increase in deposits of $220.9 million and net proceeds from our stock offering of $190.8 million. Primary uses of cash for the year ended December 31, 2010, included loans originated or purchased for sale of $7.88 billion (primarily related to our Warehouse Purchase Program), purchases of available-for-sale securities of $562.9 million, purchases of held-to-maturity securities of $248.6 million and repayments on FHLB advances of $142.9 million.

During 2009, cash and cash equivalents increased by $23.0 million, or 70.6%, from $32.5 million as of December 31, 2008, to $55.5 million as of December 31, 2009. Cash provided by investing activities of $34.5 million and cash provided by financing activities of $157.8 million more than offset cash used for operating activities of $169.3 million. Primary sources of cash for the year ended December 31, 2009 included proceeds from the sale of loans held for sale of $5.58 billion (primarily related to our Warehouse Purchase Program), increased deposits of $248.6 million, and maturities, prepayments and calls of available-for-sale securities of $509.4 million. Primary uses of cash for the year ended December 31, 2009, included loans originated or purchased for sale of $5.74 billion (primarily related to our Warehouse Purchase Program) and purchases of securities totaling $714.5 million.

Please see Item 1A (Risk Factors) under Part 1 of this Form 10-K for information regarding liquidity risk.

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments

The following table presents our longer term, non-deposit related, contractual obligations and commitments to extend credit to our borrowers, in aggregate and by payment due dates (not including any interest amounts). In addition to the commitments below, the Company had overdraft protection available in the amounts of $72.4 million and $73.0 million at December 31, 2010, and 2009, respectively.

	December 31, 2010
		One
		through	Four
	Less than	Three	through	After Five
	One Year	Years	Five Years	Years	Total
	(Dollars in thousands)

Contractual obligations:

FHLB advances (gross of restructuring prepayment penalty of $5,259)	$218,357	$53,854	$98,259	$96,008	$466,478
Repurchase agreement	-	-	-	25,000	25,000
Other borrowings	-	-	10,000	-	10,000
Operating leases (premises)	1,079	1,592	724	2,851	6,246

Total advances and operating leases	$219,436	$55,446	$108,983	$123,859	$507,724

Off-balance sheet loan commitments:(1)

Undisbursed portions of loans closed	$41,800	$-	$-	$-	$41,800
Commitments to originate loans	64,864	-	-	-	64,864
Unused commitment on Warehouse Purchase Program loans	289,088	-	-	-	289,088
Unused lines of credit	79,170	-	-	-	79,170

Total loan commitments	$474,922	$-	$-	$-	$474,922

Total contractual obligations and loan commitments					$982,646

(1)	Loans having no stated maturity are reported in the “Less than One Year” category.

Capital Resources

The Bank is subject to minimum capital requirements imposed by the OTS. Consistent with our goal to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the capital categories of the OTS. Based on capital levels at December 31, 2010, and 2009, the Bank was considered to be well-capitalized. See “How We Are Regulated – Regulatory Capital Requirements.”

At December 31, 2010, the Bank’s equity totaled $292.9 million. Management monitors the capital levels of the Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well-capitalized” institutions. The total risk-based capital ratio for December 31, 2010, and December 31, 2009, was

18.42% and 15.27%, respectively. The tier one capital ratio for December 31, 2010, and December 31, 2009, was 9.73% and 7.99%, respectively.

The Company’s equity totaled $396.6 million, or 13.5% of total assets, at December 31, 2010. The Company is not subject to any specific capital requirements; however, the OTS expects the Company to support the Bank, including providing additional capital to the Bank when appropriate. As part of the Conversion, the Company distributed 50% of the net offering proceeds after funding of the ESOP to the Bank, which resulted in a $95.4 million increase to the Bank’s equity.

Impact of Inflation

The effects of price changes and inflation can vary substantially for most financial institutions. While management believes that inflation affects the economic value of total assets, it believes that it is difficult to assess the overall impact. Management believes this to be the case due to the fact that generally neither the timing nor the magnitude of changes in the consumer price index (“CPI”) coincides with changes in interest rates or asset values. For example, the price of one or more of the components of the CPI may fluctuate considerably, influencing composite CPI, without having a corresponding affect on interest rates, asset values, or the cost of those goods and services normally purchased by the Bank. In years of high inflation and high interest rates, intermediate and long-term interest rates tend to increase, adversely impacting the market values of investment securities, mortgage loans and other long-term fixed rate loans. In addition, higher short-term interest rates tend to increase the cost of funds. In other years, the opposite may occur.

Recent Accounting Pronouncements

For discussion of Recent Accounting Pronouncements, please see Note 1 – Adoption of New Accounting Standards and Note 1 – Effect of Newly Issued But Not Yet Effective Accounting Standards of the Notes to Consolidated Financial Statements under Item 8 of this report.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

The Company is subject to interest rate risk to the extent that its interest bearing liabilities, primarily deposits and FHLB advances and other borrowings, reprice more rapidly or slowly, or at different rates than its interest earning assets, primarily loans and investment securities. The Bank calculates interest rate risk by entering relevant contractual and projected information into the asset/liability management software simulation model. Data required by the model includes balance, rate, pay down schedule, and maturity. For items that contractually reprice, the repricing index, spread, and frequency are entered, including any initial, periodic, and lifetime interest rate caps and floors.

In order to manage and monitor the potential for adverse effects of material prolonged increases or decreases in interest rates on our results of operations, the Bank has adopted an asset and liability management policy. The Board of Directors sets the asset and liability policy for the Bank, which is implemented by the Asset/Liability Management Committee.

The purpose of the Asset/Liability Management Committee is to monitor, communicate, coordinate, and direct asset/liability management consistent with our business plan and board-approved policies. The committee directs and monitors the volume and mix of assets and funding sources, taking into account relative costs and spreads, interest rate sensitivity and liquidity needs. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk, and profitability goals.

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

A key element of the Bank’s asset/liability management strategy is to protect net earnings by managing the inherent maturity and repricing mismatches between its interest earning assets and interest bearing liabilities. The Bank manages earnings exposure through the addition of adjustable rate loans and investment securities, through the sale of certain fixed rate loans in the secondary market, and by entering into appropriate term FHLB advance agreements.

As part of its efforts to monitor and manage interest rate risk, the Bank uses the net portfolio value (“NPV”) methodology adopted by the OTS as part of its capital regulations. In essence, this approach calculates the difference between the present value of expected cash flows from assets and liabilities. Management and the Board of Directors review NPV measurements at least quarterly to determine whether the Bank’s interest rate exposure is within the limits established by the Board of Directors.

The Bank’s asset/liability management strategy sets acceptable limits to the percentage change in NPV given changes in interest rates. For instantaneous, parallel, and sustained interest rate increases and decreases of 100 and 200 basis points, the Bank’s policy indicates that the NPV ratio should not fall below 7.00% and 6.00%, respectively, and for an increase of 300 basis points the NPV ratio should not fall below 5.00%. As illustrated in the tables below, the Bank was within policy limits for all scenarios tested. The tables presented below, as of December 31, 2010, and December 31, 2009, are internal analyses of our interest rate risk as measured by changes in NPV for instantaneous, parallel, and sustained shifts for all market rates and yield curves, in 100 basis point increments, up 300 basis points and down 200 basis points.

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

We have implemented a strategic plan to mitigate interest rate risk. This plan includes the ongoing review of our mix of fixed rate versus variable rate loans, investments, deposits, and borrowings. When available and appropriate, high quality adjustable rate assets are purchased. These assets reduce our sensitivity to upward interest rate shocks. On the liability side of the balance sheet, term borrowings are added as appropriate. These borrowings will be of a size and term so as to impact and mitigate duration mismatches, reducing our sensitivity to upward interest rate shocks. These strategies are implemented as needed and as opportunities arise to mitigate interest rate risk without materially sacrificing earnings.

December 31, 2010
Change in Interest
Rates in Basis
Points	Net Portfolio Value			NPV
	$ Amount	$ Change	% Change	Ratio %
	(Dollars in Thousands)

300	244,653	(80,376)	(24.73)	8.84
200	276,441	(48,588)	(14.95)	9.75
100	304,179	(20,850)	(6.41)	10.48
-	325,029	-	-	10.96
(100)	327,497	2,468	0.76	10.89
(200)	326,489	1,460	0.45	10.74

December 31, 2009
Change in Interest
Rates in Basis
Points	Net Portfolio Value			NPV
	$ Amount	$ Change	% Change	Ratio %
	(Dollars in Thousands)

300	174,615	(42,468)	(19.56)	7.82
200	192,168	(24,915)	(11.48)	8.41
100	207,861	(9,222)	(4.25)	8.90
-	217,083	-	-	9.11
(100)	218,003	920	0.42	9.00
(200)	221,750	4,667	2.15	9.01

The Bank’s NPV was $325.0 million, or 10.96%, of the market value of portfolio assets as of December 31, 2010, a $107.9 million increase from $217.1 million, or 9.11%, of the market value of portfolio assets as of December 31, 2009. The majority of this increase was the result of the Company’s successful second-step stock offering. The Bank received half of the net proceeds of the offering, or $95.4 million. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $48.6 million decrease in our NPV at December 31, 2010, an increase from $24.9 million at December 31, 2009, and would result in a 121 basis point decrease in our NPV ratio to 9.75% at December 31, 2010, as compared to a 70 basis point decrease to 8.41% at December 31, 2009. An immediate 200 basis point decrease in market interest rates would result in a $1.5 million increase in our NPV at December 31, 2010, compared to $4.7 million at December 31, 2009, and would result in a 22 basis point decrease in our NPV ratio to 10.74% at December 31, 2010, as compared to a ten basis point decrease in our NPV ratio to 9.01% at December 31, 2un009. The increase to the changes in our NPV ratios were primarily a result of slowing prepayment speeds for mortgage loans and mortgage-backed securities. To mitigate the increased interest rate sensitivity, the Company will seek to shorten asset duration and/or lengthen liability duration.

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

Management also believes that at times the increased net income which may result from an acceptable mismatch in the actual maturity or repricing of its asset and liability portfolios can provide sufficient returns to justify the increased exposure to sudden and unexpected increases in interest rates which may result from such a mismatch. Management believes that the Bank’s level of interest rate risk is acceptable under this approach.

In evaluating the Bank’s exposure to interest rate movements, certain shortcomings inherent in the method of analysis presented in the foregoing table must be considered. For example, although certain assets and liabilities may have similar maturities or repricing characteristics, their interest rate drivers may react in different degrees to changes in market interest rates (basis risk). Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market interest rates. Additionally, certain assets, such as adjustable rate mortgages, have features which restrict changes in interest rates on a short-term basis and over the life of the asset (initial, periodic, and lifetime caps and floors). Further, in the event of a significant change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed above. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. The Bank considers all of these factors in monitoring its exposure to interest rate risk. Also of note, the current historically low interest rate environment has resulted in asymmetrical interest rate risk. Certain repricing liabilities cannot be fully shocked downward. Assets with prepayment options are being monitored. Current market rates and customer behavior are being considered in the management of interest rate risk.

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

Item 8. Financial Statements and Supplementary Data
VIEWPOINT FINANCIAL GROUP, INC.

FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008

Report of Ernst & Young LLP
Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
ViewPoint Financial Group, Inc.

We have audited the accompanying consolidated balance sheet of ViewPoint Financial Group, Inc. (the “Company”) as of December 31, 2010 and the related consolidated statements of income (loss), comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ViewPoint Financial Group, Inc. at December 31, 2010 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ViewPoint Financial Group, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Dallas, Texas
March 3, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee and
Board of Directors
ViewPoint Financial Group, Inc.
Plano, Texas

We have audited the accompanying consolidated balance sheet of ViewPoint Financial Group, Inc. (“the Company”) as of December 31, 2009, and the related consolidated statements of income (loss), comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ViewPoint Financial Group, Inc. as of December 31, 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

Crowe Horwath LLP

Oak Brook, Illinois
March 4, 2010

CONSOLIDATED BALANCE SHEETS
 December 31,
(Dollar amounts in thousands, except share data)

	2010	2009

ASSETS
Cash and due from financial institutions	$16,465	$17,507
Short-term interest-bearing deposits in other financial institutions	52,185	37,963

Total cash and cash equivalents	68,650	55,470
Securities available for sale, at fair value	717,497	484,058
Securities held to maturity (fair value: December 31, 2010 – $434,296,
December 31, 2009 – $260,814)	432,519	254,724
Loans held for sale (includes $16,877 carried at fair value at December 31, 2010)	491,985	341,431
Loans held for investment (includes allowance for loan losses of $14,847 at December 31, 2010 and $12,310 at December 31, 2009)	1,092,114	1,108,159
FHLB stock, at cost	20,569	14,147
Bank-owned life insurance	28,501	28,117
Mortgage servicing rights	636	872
Foreclosed assets, net	2,679	3,917
Premises and equipment, net	48,731	50,440
Goodwill	1,089	1,089
Accrued interest receivable	9,248	8,099
Prepaid FDIC assessment	6,606	9,134
Other assets	21,171	19,847

Total assets	$2,941,995	$2,379,504

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand	201,998	193,581
Interest-bearing demand	438,719	268,063
Savings and money market	711,911	701,835
Time	664,922	633,186

Total deposits	2,017,550	1,796,665
FHLB advances (net of prepayment penalty of $5,259 at December 31, 2010)	461,219	312,504
Repurchase agreement	25,000	25,000
Other borrowings	10,000	10,000
Accrued interest payable	1,541	1,884
Other liabilities	30,096	27,769

Total liabilities	2,545,406	2,173,822

Commitments and contingent liabilities	-	-

Shareholders’ equity
Common stock, $.01 par value; 90,000,000 shares
authorized; 34,839,491 shares issued – December 31, 2010
and 30,496,710 shares issued – December 31, 2009	349	305
Additional paid-in capital	289,591	118,254
Retained earnings	125,125	111,188
Accumulated other comprehensive income, net	2,373	3,802
Unearned Employee Stock Ownership Plan (ESOP) shares; 2,286,428 shares
at December 31, 2010 and 854,906 shares at December 31, 2009	(20,849)	(6,159)
Treasury stock, at cost; 1,279,801 shares at December 31, 2009	-	(21,708)

Total shareholders’ equity	396,589	205,682

Total liabilities and shareholders’ equity	$2,941,995	$2,379,504

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Years ended December 31,
(Dollar amounts in thousands, except per share data)

	2010	2009	2008

Interest and dividend income
Loans, including fees	$88,550	$83,802	$65,938
Taxable securities	24,837	22,919	29,266
Nontaxable securities	1,528	517	125
Interest bearing deposits in other financial institutions	402	652	1,195
FHLB stock	68	16	271

	115,385	107,906	96,795
Interest expense
Deposits	31,015	34,366	35,529
FHLB advances	11,723	14,056	10,340
Repurchase agreement	816	707	300
Other borrowings	599	157	-

	44,153	49,286	46,169

Net interest income	71,232	58,620	50,626
Provision for loan losses	5,119	7,652	6,171

Net interest income after provision for loan losses	66,113	50,968	44,455

Non-interest income
Service charges and fees	18,505	18,954	19,779
Brokerage fees	476	347	434
Net gain on sale of loans	13,041	16,591	9,390
Loan servicing fees	235	239	252
Bank-owned life insurance income	384	539	1,081
Gain on redemption of Visa, Inc. shares	-	-	771
Fair value adjustment on mortgage servicing rights	15	(191)	-
Impairment of collateralized debt obligations (all credit)	-	(12,246)	(13,809)
Gain on sale of available for sale securities	-	2,377	-
Gain (loss) on sale of foreclosed assets	(296)	179	(43)
Gain (loss) on disposition of assets	(69)	(1,220)	16
Other	1,173	1,630	993

	33,464	27,199	18,864
Non-interest expense
Salaries and employee benefits	46,203	46,777	43,560
Advertising	1,285	1,284	2,296
Occupancy and equipment	5,907	5,999	5,772
Outside professional services	2,369	1,882	2,004
Regulatory assessments	3,235	4,018	1,225
Data processing	4,232	4,209	4,001
Office operations	5,790	5,984	6,111
Deposit processing charges	744	862	990
Lending and collection	1,033	883	828
Other	2,348	2,639	2,124

	73,146	74,537	68,911
Income (loss) before income tax expense (benefit)	26,431	3,630	(5,592)
Income tax expense (benefit)	8,632	960	(2,277)

Net income (loss)	$17,799	$2,670	$(3,315)

Earnings (loss) per share:
Basic	$0.59	$0.10	$(0.12)

Diluted	$0.59	$0.10	$(0.12)

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years ended December 31,
(Dollar amounts in thousands)

	2010	2009	2008

Net income (loss)	$17,799	$2,670	$(3,315)

Other comprehensive income (loss):

Change in unrealized gains (losses) on securities available for sale	(2,132)	1,261	(17,545)
Reclassification of amount realized through impairment charges	-	12,246	13,809
Reclassification of amount realized through sale of securities	-	(2,377)	-
Tax effect	703	(2,872)	1,262

Other comprehensive income (loss), net of tax	(1,429)	8,258	(2,474)

Comprehensive income (loss)	$16,370	$10,928	$(5,789)

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31,
(Dollar amounts in thousands, except per share and share data)

					Accumulated
		Additional			Other		Total
	Common	Paid-In	Unearned	Retained	Comprehensive		Shareholders’
	Stock	Capital	ESOP Shares	Earnings	Income (Loss)	Treasury Stock	Equity

Balance at January 1, 2008	$305	$113,569	$(8,176)	$114,801	$861	$(17,566)	$203,794
ESOP shares earned, 151,137 shares	-	881	1,079	-	-	-	1,960
Treasury stock purchased at cost, 289,346 shares	-	-	-	-	-	(4,312)	(4,312)
Share-based compensation expense	-	1,719	-	-	-	-	1,719
Adjustment to deferred tax asset for difference between fair value of vested restricted stock and expense booked	-	(79)	-	-	-	-	(79)
Restricted stock granted (14,000 shares)	-	(170)	-	-	-	170	-
Dividends declared ($0.21 per share)	-	-	-	(3,154)	-	-	(3,154)
Comprehensive loss:
Net loss	-	-	-	(3,315)	-	-	(3,315)
Change in unrealized gains (losses) on securities available for sale, net of reclassifications and taxes	-	-	-	-	(2,474)	-	(2,474)

Total comprehensive loss							(5,789)

Balance at December 31, 2008	305	115,920	(7,097)	108,332	(1,613)	(21,708)	194,139

Cumulative effect of change in accounting principle, initial application of other-than-temporary impairment guidance (net of tax)	-	-	-	2,843	(2,843)	-	-
ESOP shares earned, 131,242 shares	-	707	938	(185)	-	-	1,460
Share-based compensation expense	-	1,763	-	-	-	-	1,763
Adjustment to deferred tax asset for difference between fair value of vested restricted stock and expense booked	-	(136)	-	-	-	-	(136)
Dividends declared ($0.18 per share)	-	-	-	(2,472)	-	-	(2,472)
Comprehensive income:
Net income	-	-	-	2,670	-	-	2,670
Change in unrealized gains (losses) on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings, net of reclassifications and taxes	-	-	-	-	7,101	-	7,101
Change in unrealized gains (losses) on securities available for sale, net of reclassifications and taxes	-	-	-	-	1,157	-	1,157

Total comprehensive income							10,928

Balance at December 31, 2009	305	118,254	(6,159)	111,188	3,802	(21,708)	205,682

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31,
(Dollar amounts in thousands, except per share and share data)

					Accumulated
		Additional			Other		Total
	Common	Paid-In	Unearned	Retained	Comprehensive		Shareholders’
	Stock	Capital	ESOP Shares	Earnings	Income (Loss)	Treasury Stock	Equity

Balance at December 31, 2009	305	118,254	(6,159)	111,188	3,802	(21,708)	205,682
ESOP shares earned, 157,065 shares	-	686	1,196	-	-	-	1,882
Share-based compensation expense	-	1,802	-	-	-	-	1,802
Restricted stock forfeiture	-	334	-	-	-	(334)	-
Treasury stock purchased at cost, 25,634 shares	-	-	-	-	-	(407)	(407)
Treasury stock retired, 25,309 shares	-	(334)				334	-
Dividends declared ($0.16 per share)	-	-	-	(3,862)	-	-	(3,862)
Items relating to Conversion and stock offering:
Merger of ViewPoint MHC pursuant to reorganization	-	207	-	-	-	-	207
Treasury stock retired pursuant to reorganization (1,305,435 shares)	(13)	(22,102)	-	-	-	22,115	-
Cancellation of ViewPoint MHC shares (14,183,812 shares)	(142)	142	-	-	-	-	-
Proceeds from stock offering (19,857,337 shares), net of expense of $7,773	199	190,602	-	-	-	-	190,801
Purchase of shares by ESOP pursuant to reorganization (1,588,587 shares)	-	-	(15,886)	-	-	-	(15,886)
Comprehensive income:
Net income	-	-	-	17,799	-	-	17,799
Change in unrealized gains (losses) on securities available for sale, net of reclassifications and taxes	-	-	-	-	(1,429)	-	(1,429)

Total comprehensive income							16,370
Balance at December 31, 2010	$349	$289,591	$(20,849)	$125,125	$2,373	$-	$396,589

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31,
(Dollar amounts in thousands)

	2010	2009	2008

Cash flows from operating activities
Net income (loss)	$17,799	$2,670	$(3,315)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Provision for loan losses	5,119	7,652	6,171
Depreciation and amortization	3,571	3,784	4,365
Deferred tax expense (benefit)	(794)	3,951	(5,304)
Premium amortization and accretion of securities, net	3,832	1,034	(767)
Gain on sale of available for sale securities	-	(2,377)	-
Impairment of collateralized debt obligations	-	12,246	13,809
ESOP compensation expense	1,882	1,460	1,960
Share-based compensation expense	1,802	1,763	1,719
Amortization of mortgage servicing rights	251	309	292
Net gain on loans held for sale	(13,041)	(16,591)	(9,390)
Loans originated or purchased for sale	(7,877,505)	(5,742,599)	(591,218)
Proceeds from sale of loans held for sale	7,739,992	5,577,643	453,896
FHLB stock dividends	(68)	(16)	(271)
Increase in bank-owned life insurance	(384)	(539)	(1,081)
Loss (gain) on disposition of property and equipment	250	34	(16)
Write off of leasehold improvements related to in-store location closings	-	337	-
Net loss (gain) on sales of other real estate owned	296	(195)	106
Valuation adjustment on mortgage servicing rights	(15)	191	-
Net change in deferred loan fees	(1,087)	(46)	1,809
Net change in accrued interest receivable	(1,149)	420	(1,741)
Net change in other assets	2,279	(14,757)	916
Net change in other liabilities	2,687	(5,692)	7,701

Net cash from operating activities	(114,283)	(169,318)	(120,359)
Cash flows from investing activities
Distribution from (contribution to) new markets equity fund	458	-	(1,554)
Available-for-sale securities:
Maturities, prepayments and calls	562,924	509,350	109,051
Purchases	(801,282)	(582,025)	(66,098)
Proceeds from sale of AFS securities	-	73,785	-
Held-to-maturity securities:
Maturities, prepayments and calls	69,788	49,649	24,506
Purchases	(248,628)	(132,446)	(176,630)
Proceeds from member capital account	-	-	1,000
Net change in loans	8,259	118,266	(341,728)
Redemption/(purchase) of FHLB stock	(6,354)	3,965	(11,605)
Purchases of premises and equipment	(2,114)	(8,667)	(9,460)
Proceeds from sale of fixed assets	2	9	36
Proceeds on sale of other real estate owned	3,957	2,623	1,455

Net cash from investing activities	(412,990)	34,509	(471,027)
Cash flows from financing activities
Net change in deposits	220,885	248,575	250,497
Net proceeds from stock offering	190,801	-	-
Purchase of shares by ESOP pursuant to reorganization	(15,886)	-	-
Merger of ViewPoint MHC pursuant to reorganization	207	-	-
Proceeds from FHLB advances	291,645	-	313,000
Repayments on FHLB advances	(142,930)	(98,337)	(30,610)
Proceeds from other borrowings	-	10,000	-
Proceeds from repurchase agreement	-	-	25,000
Treasury stock purchased	(407)	-	(4,312)
Payment of dividends	(3,862)	(2,472)	(3,154)

Net cash from financing activities	540,453	157,766	550,421

Net change in cash and cash equivalents	13,180	22,957	(40,965)
Beginning cash and cash equivalents	55,470	32,513	73,478

Ending cash and cash equivalents	$68,650	$55,470	$32,513

Supplemental cash flow information:
Interest paid	$44,496	$49,171	$45,382
Income taxes paid	$5,948	$1,790	$1,917
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$3,754	$5,677	$2,690

See accompanying notes to consolidated financial statements.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 1 –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: The consolidated financial statements include ViewPoint Financial Group, Inc. (the “Company”), whose business currently consists of the operations of its wholly-owned subsidiary, ViewPoint Bank (the “Bank”). At December 31, 2010, the Bank’s operations included its wholly-owned subsidiary, ViewPoint Bankers Mortgage, Inc. (doing business as ViewPoint Mortgage) (“VPM”). Intercompany transactions and balances are eliminated in consolidation.

The Company provides financial services through 23 community bank offices and 14 loan production offices. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial real estate, commercial non-mortgage and consumer loans. Most loans are secured by specific items of collateral, including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the Company’s geographic markets.

Use of Estimates: To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, valuation of other real estate owned, other-than-temporary impairment of securities, realization of deferred tax assets, and fair values of financial instruments are particularly subject to change.

Cash Flows: Cash and cash equivalents include cash, deposits with other financial institutions with maturities less than 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, federal funds purchased, and repurchase agreements.

Securities: Securities that the Company has both the positive intent and ability to hold to maturity are classified as held to maturity and are carried at amortized cost. Securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity, are classified as available for sale and are carried at fair value. Unrealized gains and losses on securities classified as available for sale have been accounted for as accumulated other comprehensive income (loss), net of taxes.

Gains and losses on the sale of securities available for sale are recorded on the trade date determined using the specific-identification method. Amortization of premiums and discounts are recognized in interest income over the period to maturity. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayment, except for mortgage-backed securities where prepayments are anticipated.

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

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 1 –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

discounted cash flow model and discounted at book yield from the prior period’s ending carrying value. The non-credit portion of the amount is determined by subtracting the credit portion of the impairment from the difference between the book value and fair value of the security. The credit related portion of the impairment is charged against income and the non-credit related portion is charged to equity as a component of other comprehensive income.

Loans Held for Sale: The majority of mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Most mortgage loans held for sale are generally sold with servicing rights released. The carrying value of mortgage loans sold with servicing rights retained is reduced by the amount allocated to the servicing right. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold. Sales in the secondary market are recognized when full acceptance and funding has been received.

The Company elected the fair value option for certain residential mortgage loans held for sale originated after May 1, 2010 in accordance with Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” as of May 1, 2010 (as codified in ASC 820.) This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC 815, “Derivatives and Hedging.” The Company has not elected the fair value option for other loans held for sale primarily because they are not economically hedged using derivative instruments.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, purchase premiums and discounts, deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Loans that are past due 30 days or greater are considered delinquent. Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Consumer loans are typically charged off no later than 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. A loan is moved to nonaccrual status in accordance with the Company’s policy, typically after 90 days of non-payment.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Concentration of Credit Risk: Most of the Company’s business activity is with customers located within the North Texas region. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy of the North Texas area.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for estimated credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loans that,

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 1 –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

in management’s judgment, should be charged off. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

Management evaluates current information and events regarding a borrower’s ability to repay its obligations and considers a loan to be impaired when the ultimate collectability of amounts due, according to the contractual terms of the loan agreement, is in doubt. Impaired loans are measured on an individual basis for individually significant loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of the impairment can be adjusted, based on current data, until such time as the actual basis is established by acquisition of the collateral. If the loan is not collateral dependent, it is then evaluated at the present value of estimated future cash flows using the loan’s effective interest rate at inception. Impairment losses are reflected in the allowance for loan losses through a charge to the provision for loan losses. Subsequent recoveries are credited to the allowance for loan losses. Loans for which terms have been modified and for which the borrower is experiencing financial difficulties are considered troubled debt restructurings and are classified as impaired until the loan performs under its modified terms for a period of six months.

Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer loans for impairment disclosures. Loans reported as troubled debt restructurings are evaluated in accordance with ASC 310-40 Receivables – Troubled Debt Restructurings by Creditors and ASC 310-10-35-2 through 30, Receivables – Overall – Subsequent Measurement – Impairment.

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

Servicing Rights: Servicing rights are recognized separately when they are acquired through sales of loans. When mortgage loans are sold, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance, to the extent that fair value is less than the capitalized amount for a grouping.

Servicing assets represent the fair value of retained servicing rights on loans sold (as well as the cost of purchased rights). Servicing assets are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the assets, using groupings of the underlying loans as to interest rates and then, secondarily, as to loan type and investor.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 1 –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.

Transfers of Financial Assets: Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 10 to 30 years. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 7 years. The cost of leasehold improvements is amortized over the shorter of the lease term or useful life using the straight-line method.

Federal Home Loan Bank (FHLB) stock: The Company is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on the ultimate recoverability of the par value. Both cash and stock dividends are reported as interest income.

Bank-Owned Life Insurance: The Company has purchased life insurance policies on certain key employees. The purchase of these life insurance policies allows the Company to use tax-advantaged rates of return. Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Goodwill: Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009 represents the future economic benefits arising from other assets acquired that are individually identified and separately recognized. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

Long-term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 1 –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Brokerage Fee Income: Acting as an agent, the Company earns brokerage income by buying and selling securities on behalf of its customers through an independent third party and earning fees on the transactions. These fees are recorded on the trade date.

Mortgage Subservicing Revenue: The Company performs mortgage subservicing operations for other financial institutions. These subservicing activities include payment processing and recordkeeping for mortgage loans funded by these other financial institutions. The Company records subservicing fee income based upon a stated percentage of the unpaid principal balance outstanding or a fixed amount per loan. These fees are recorded as the services are performed.

Deferred Revenue: Included in other liabilities on the Company’s consolidated balance sheets are amounts related to fees received in connection with contract renewals with vendors.

Advertising Expense: The Company expenses all advertising costs as they are incurred.

Loan Commitments and Related Financial Instruments: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company did not have any amount accrued with respect to uncertainty in income taxes at December 31, 2010 and 2009.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense and did not have any amounts accrued for interest and penalties for the years ended December 31, 2010, 2009 and 2008.

Share-Based Compensation: Compensation cost is recognized for stock options and restricted stock awards issued to employees and directors, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. For awards with performance-based vesting conditions, compensation cost is recognized when the achievement of the performance condition is considered probable of achievement. If a performance condition is subsequently determined to be improbable of achievement, compensation cost is reversed.

Retirement Plans: Employee 401(k) and profit sharing plan expense is the amount of matching contributions as determined by formula. Deferred compensation and supplemental retirement plan expense allocates the benefits over years of service.

Comprehensive Income (Loss): Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, net of taxes, which are also recognized as a separate component of equity.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 1 –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $1,000 and $1,000 was required to meet regulatory reserve and clearing requirements at December 31, 2010 and 2009. The Federal Reserve Bank pays interest on required reserve balances and on excess balances. Cash balances equaling or exceeding escrow amounts are maintained at correspondent banks.

Earnings (loss) per common share: Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period, reduced for unallocated ESOP shares and average unvested restricted stock awards. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unvested stock options and stock awards, if any.

Employee stock ownership plan (ESOP): The Company accounts for its ESOP in accordance with ASC 718-40, Employee Stock Ownership Plans. Accordingly, since the Company sponsors the ESOP with an employer loan, neither the ESOP’s loan payable nor the Company’s loan receivable are reported in the Company’s consolidated balance sheet. Likewise the Company does not recognize interest income or interest cost on the loan.

Unallocated shares held by the ESOP are recorded as unearned ESOP shares in the consolidated statement of changes in shareholders’ equity. As shares are committed to be released for allocation, the Company recognizes compensation expense equal to the average market price of the shares for the period. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest.

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Operating Segments: The reportable segments are determined by the products and services offered, primarily distinguished between banking and mortgage banking. Loans, investments and deposits generate the revenues in the banking segment; secondary marketing sales generate the revenue in the mortgage banking segment. Segment performance is evaluated using segment profit (loss).

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

Adoption of New Accounting Standards:

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140 (Accounting Standards Codification (“ASC”) 860). The new accounting requirement amended previous guidance relating to the transfers of financial assets and eliminated the concept of a qualifying special purpose entity. This Statement was applicable as of the beginning of each reporting entity’s first annual reporting period that began after November 15, 2009, for interim

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 1 –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

periods within that first annual reporting period and for interim and annual reporting periods thereafter. This Statement was applicable to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity was no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities were evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. Additionally, the disclosure provisions of this Statement were also amended and applied to transfers that occurred both before and after the effective date of this Statement. The adoption of this Statement did not have a significant impact to the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46 (R) (ASC 810), which amended guidance for consolidation of variable interest entities by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise’s involvement in variable interest entities were also required. This guidance was effective as of the beginning of each reporting entity’s first annual reporting period that began after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption was prohibited. The adoption of this Statement did not have a significant impact to the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. This ASU provided amendments to Subtopic 820-10 that require new disclosures as follows: a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than as one net number.) This ASU provided amendments to Subtopic 820-10 that clarified existing disclosures regarding the level of disaggregation, input and valuation techniques. The new disclosures and clarifications of existing disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures were effective for fiscal years beginning after December 15, 2009, and for interim periods within those fiscal years. The adoption of this ASU did not have a significant impact to the Company’s financial statements.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements. This ASU amended Subtopic 855-10 to state that an entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. The amendments in this ASU were effective upon issuance. The adoption of this ASU did not have a significant impact to the Company’s financial statements.

In March 2010 the FASB issued ASU No. 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives. This ASU clarified the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in this ASU were effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15,

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 1 –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

2010. Early adoption was permitted at the beginning of each entity’s first fiscal quarter beginning after March 5, 2010. The adoption of this ASU did not have a significant impact to the Company’s financial statements.

In April 2010, the FASB issued ASU No. 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset. This ASU codified the consensus reached in EITF Issue No. 09-I, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” The amendments to the FASB Accounting Standards Codificationtm (Codification) provided that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity is required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 did not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continued to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40. The adoption of this ASU did not have a significant impact on the Company’s financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU required entities to provide extensive disclosures in their financial statements about their financing receivables, including credit risk exposures and the allowance for credit losses. According to the ASU, an entity should provide disclosures on a disaggregated basis. The ASU defines two levels of disaggregation – portfolio segment and class of financing receivable. Entities with financing receivables will be required to disclose, among other things, a roll-forward of the allowance for credit losses, credit quality information such as credit risk scores or external credit agency ratings, impaired loan information, modification information, and nonaccrual and past due information. For public entities, the disclosures as of the end of the reporting period were effective for interim and annual reporting periods ending on or after December 15, 2010.

The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company has included the required credit quality and allowance for credit losses disclosures in Note 6 – Loans in this Annual Report on Form 10-K for the year ended December 31, 2010.

Effect of Newly Issued But Not Yet Effective Accounting Standards

In December 2010, the FASB issued ASU No. 2010-28, Intangibles, Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force). The amendments in this update modify Step 1 of the goodwill impairment test for entities with reporting units whose carrying amount for purposes of performing the Step 1 test is zero or negative. For these reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more than likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Amendments in this update are effective for fiscal years and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not expect the adoption of this ASU to have a significant impact to the Company’s financial statements.

In January 2011, the FASB issued ASU No. 2011-01, Receivables (Topic310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this update temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU No. 2010-20, Receivables

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 1 –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

NOTE 2 –	SHARE TRANSACTIONS

The Company, a Maryland corporation, was organized by ViewPoint MHC (“the MHC”), ViewPoint Financial Group and ViewPoint Bank to facilitate the second-step conversion of the Bank from the mutual holding company structure to the stock holding company structure (the “Conversion”). Upon consummation of the Conversion, which occurred on July 6, 2010, the Company became the holding company for the Bank and now owns all of the issued and outstanding shares of the Bank’s common stock. As part of the Conversion, shares of the Company’s common stock were issued and sold in an offering to certain depositors of the Bank and others. Concurrent with the offering, each share of ViewPoint Financial Group’s common stock owned by public shareholders was exchanged for 1.4 shares of the Company’s common stock, with cash being paid in lieu of issuing any fractional shares.

The Company holds a liquidation account for the benefit of certain depositors of the Bank who remain depositors of the Bank at the time of liquidation. The liquidation account is designed to provide payments to these depositors of their liquidation interests in the event of a liquidation of the Company and the Bank, or the Bank alone. In the unlikely event that the Company and the Bank were to liquidate, all claims of creditors, including those of depositors, would be paid first, followed by distribution of the liquidation account maintained by the Company, with any assets remaining thereafter distributed to the Company as the holder of the Bank’s common stock.

In a liquidation of both entities, or of the Bank, when the Company has insufficient assets to fund the distribution due to Eligible Account Holders and Supplemental Eligible Account Holders and the Bank has positive net worth, the Bank shall pay amounts necessary to fund the Company’s remaining obligations under the liquidation account.

After two years from the date of conversion and upon the written request of the OTS, the Company will eliminate or transfer the liquidation account and the interests in such account to the Bank and the liquidation account shall thereupon become the liquidation account of the Bank and not be subject in any manner or amount to the Company’s creditors.

Each Eligible Account Holder and Supplemental Eligible Account Holder would have an initial interest in the liquidation account for each deposit account, including savings accounts, transaction accounts such as negotiable order of withdrawal accounts, money market deposit accounts, and certificates of deposit, with a balance of $50.00 (dollar amount not in thousands) or more held in the Bank on December 31, 2008, or March 31, 2010. Each Eligible Account Holder and Supplemental Eligible Account Holder would have a pro rata interest in the total liquidation account for each such deposit account, based on the proportion that the balance of each such deposit account on December 31, 2008 or March 31, 2010 bears to the balance of all deposit accounts in the Bank on such dates.

If, however, on any December 31 annual closing date commencing after the effective date of the conversion, the amount in any such deposit account is less than the amount in the deposit account on December 31, 2008 or March 31, 2010 or any other annual closing date, then the interest in the liquidation account relating to such deposit account would be reduced from time to time by the proportion of any such reduction, and the interest will cease to exist if the deposit account is closed. In addition, no interest in the liquidation account would ever be increased despite any subsequent increase in the related deposit account. Payment pursuant to liquidation rights of Eligible

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 2 –	SHARE TRANSACTIONS (Continued)

Account Holders and Supplemental Eligible Account Holders would be separate and apart from the payment of any insured deposit accounts to such depositor. Any assets remaining after the above liquidation rights of Eligible Account Holders and Supplemental Eligible Account Holders are satisfied would be distributed to the Company as the sole shareholder of the Bank.

The Company sold a total of 19,857,337 shares of common stock in the offering at $10.00 per share. Proceeds from the offering, net of $7,773 in expenses, totaled $190,800. The Company used $15,886 of the proceeds to fund the ESOP. All share and per share information in this report for periods prior to the Conversion has been revised to reflect the 1.4:1 conversion ratio on publicly traded shares, which resulted in a 4,287,752 increase in outstanding shares.

NOTE 3 –	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unvested restricted stock awards. Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock awards and options) were exercised or converted to common stock, or resulted in the issuance of common stock that then shared in the Company’s earnings. Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unexercised stock options and unvested restricted stock awards. The dilutive effect of the unexercised stock options and unvested restricted stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. All share and per share information for periods prior to the Conversion has been adjusted to reflect the 1.4:1 exchange ratio on publicly traded shares, which resulted in a 4,287,752 increase in outstanding shares.

Unvested share-based payments awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings (loss) per share pursuant to the two-class method. The two-class method of earnings (loss) per share calculation is described in ASC 260-10-45-60B. The two-class method calculation for 2010, 2009 and 2008 had no impact on the earnings

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 3 –	EARNINGS (LOSS) PER SHARE (Continued)

(loss) per common share for these periods. A reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per common share computation for 2010, 2009 and 2008 follows:

	2010	2009	2008

Basic
Net income (loss)	$17,799	$2,670	$(3,315)

Weighted average common shares outstanding	31,977,020	29,216,909	29,366,350
Less: Average unallocated ESOP shares	(1,567,687)	(925,351)	(1,067,428)
Average unvested restricted stock awards	(280,348)	(409,617)	(530,277)

Average shares	30,128,985	27,881,941	27,768,645

Basic earnings (loss) per common share	$0.59	$0.10	$(0.12)

Diluted
Net income (loss)	$17,799	$2,670	$(3,315)

Weighted average common shares outstanding for basic
earnings (loss) per common share	30,128,985	27,881,941	27,768,645
Add: Dilutive effects of assumed exercises of stock options	-	-	-
Dilutive effects of full vesting of stock awards	2,975	-	-

Average shares and dilutive potential common shares	30,131,960	27,881,941	27,768,645

Diluted earnings (loss) per common share	$0.59	$0.10	$(0.12)

All of the options outstanding at December 31, 2010, 2009 and 2008 were excluded in the computation of diluted earnings (loss) per share because the options’ exercise prices were greater than the average market price of the common stock and were, therefore, antidilutive.

NOTE 4 –	CONCENTRATION OF FUNDS

At December 31, 2010 and 2009, the Company had the following balances on deposit at other financial institutions:

	December 31,
	2010	2009

Federal Reserve Bank of Dallas	$44,183	$12,729
FHLB of Dallas	2,806	2,233
Texas Capital Bank	5,027	23,063
JPMorgan Chase & Co.	199	--

	$52,215	$38,025

On July 21, 2010, President Barack Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act into law, which, in part, permanently raises the current standard maximum deposit insurance amount (SMDIA) to $250. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category.

Cash on hand or on deposit with the Federal Reserve Bank of $1,000 was required to meet regulatory reserve and clearing requirements at both December 31, 2010 and 2009.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 4 –	CONCENTRATION OF FUNDS (Continued)

At both December 31, 2010 and 2009, the Company maintained a compensating balance for official check processing of $1,369. These balances are included in the other assets on the consolidated balance sheets.

NOTE 5 –	SECURITIES

The fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss), net of tax, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2010	Cost	Gains	Losses	Fair Value

U.S. government and federal agency	$-	$-	$-	$-
Agency residential mortgage-backed securities	351,385	4,545	(1,433)	354,497
Agency residential collateralized mortgage obligations	357,340	3,031	(2,479)	357,892
SBA pools	5,084	24	-	5,108

Total securities	$713,809	$7,600	$(3,912)	$717,497

		Gross Unrealized	Gross Unrealized
December 31, 2009	Amortized Cost	Gains	Losses	Fair Value

U.S. government and federal agency	$47,994	$-	$(556)	$47,438
Agency residential mortgage-backed securities	197,437	4,377	(187)	201,627
Agency residential collateralized mortgage obligations	226,242	3,588	(1,329)	228,501
SBA pools	6,565	-	(73)	6,492

Total securities	$478,238	$7,965	$(2,145)	$484,058

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2010	Cost	Gains	Losses	Fair Value

U.S. government and federal agency	$9,997	$168	$-	$10,165
Agency residential mortgage-backed securities	162,841	5,305	(380)	167,766
Agency residential collateralized mortgage obligations	209,193	1,951	(4,864)	206,280
Municipal bonds	50,488	578	(981)	50,085

Total securities	$432,519	$8,002	$(6,225)	$434,296

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2009	Cost	Gains	Losses	Fair Value

U.S. government and federal agency	$14,991	$140	$-	$15,131
Agency residential mortgage-backed securities	154,013	4,555	(175)	158,393
Agency residential collateralized mortgage obligations	56,414	978	(2)	57,390
Municipal bonds	29,306	698	(104)	29,900

Total securities	$254,724	$6,371	$(281)	$260,814

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 5 –	SECURITIES (Continued)

The fair value of debt securities and carrying amount, if different, at year end 2010 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

			Available
	Held to maturity		for sale
	Carrying
	Amount	Fair Value	Fair Value

Due in one year or less	$-	$-	$-
Due from one to five years	11,650	11,893	-
Due from five to ten years	9,586	10,001	5,108
Due after ten years	39,249	38,356	-
Agency residential mortgage-backed securities	162,841	167,766	354,497
Agency residential collateralized mortgage obligations	209,193	206,280	357,892

Total	$432,519	$434,296	$717,497

Securities at year-end 2010 and 2009 with a carrying amount of $507,477 and $465,380 were pledged to secure public deposits, the repurchase agreement, discount window borrowings, and treasury tax and loan deposits.

At year end 2010 and 2009, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies or U.S. Government Sponsored Enterprises, in an amount greater than 10% of shareholders’ equity.

Sales activity of securities and net impairment loss recognized in earnings for the years ended December 31, 2009 and 2008 was as follows:

	December 31, 2009	December 31, 2008

Proceeds	$73,785	$-
Gross gains	2,377	-
Gross losses	-	-
Net impairment loss recognized in earnings	(12,246)	(13,809)

The tax provision related to these realized gains for the year ended December 31, 2009 was $808. There was no sale activity during 2010 and 2008.

Securities with unrealized losses at year-end 2010 and 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

AFS	Less than 12 Months			12 Months or More			Total
		Unrealized			Unrealized			Unrealized
December 31, 2010	Fair Value	Loss	Number	Fair Value	Loss	Number	Fair Value	Loss	Number

Agency residential mortgage-backed securities	$161,854	$(1,433)	32	$-	$-	-	$161,854	$(1,433)	32

Agency residential collateralized mortgage obligations	125,819	(2,372)	18	32,358	(107)	11	158,177	(2,479)	29

Total temporarily impaired	$287,673	$(3,805)	50	$32,358	$(107)	11	$320,031	$(3,912)	61

HTM	Less than 12 Months			12 Months or More			Total
		Unrealized			Unrealized			Unrealized
December 31, 2010	Fair Value	Loss	Number	Fair Value	Loss	Number	Fair Value	Loss	Number

Agency residential mortgage-backed securities	$28,394	$(380)	4	$-	$-	-	$28,394	$(380)	4

Agency residential collateralized mortgage obligations	137,099	(4,864)	15	-	-	-	137,099	(4,864)	15

Municipal bonds	30,316	(981)	72	-	-	-	30,316	(981)	72

Total temporarily impaired	$195,809	$(6,225)	91	$-	$-	-	$195,809	$(6,225)	91

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 5 –	SECURITIES (Continued)

AFS	Less than 12 Months			12 Months or More			Total
		Unrealized			Unrealized			Unrealized
December 31, 2009	Fair Value	Loss	Number	Fair Value	Loss	Number	Fair Value	Loss	Number

U.S. government and federal agency	$47,438	$(556)	10	$-	$-	-	$47,438	$(556)	10

Agency residential mortgage-backed securities	40,651	(187)	11	-	-	-	40,651	(187)	11

Agency residential collateralized mortgage obligations	3,793	(32)	1	89,956	(1,297)	20	93,749	(1,329)	21

SBA pools	-	-	-	6,492	(73)	2	6,492	(73)	2

Total temporarily impaired	$91,882	$(775)	22	$96,448	$(1,370)	22	$188,330	$(2,145)	44

HTM	Less than 12 Months			12 Months or More			Total
December 31, 2009	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number

Agency residential mortgage-backed securities	$30,231	$(175)	7	$-	$-	-	$30,231	$(175)	7

Agency residential collateralized mortgage obligations	4	-	1	687	(2)	3	691	(2)	4

Municipal bonds	4,333	(104)	12	-	-	-	4,333	(104)	12

Total temporarily impaired	$34,568	$(279)	20	$687	$(2)	3	$35,255	$(281)	23

Other-than-Temporary Impairment
In determining other-than-temporary impairment for debt securities, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. In analyzing an issuer’s financial condition, the Company will consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

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

During the year ended December 31, 2008, the Company recognized an other-than-temporary impairment charge of $13,809 for collateralized debt obligations. In April 2009, the FASB issued Staff Position No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (ASC 320-10), which amended existing guidance for determining whether impairment is other-than-temporary for debt securities. The Company elected to early-adopt this FSP as of January 1, 2009, and the Company reversed $4,351 (gross of tax) of this impairment charge through retained earnings, representing the non-credit portion, which resulted in a $9,458 gross impairment charge related to credit at January 1, 2009. In addition, accumulated other comprehensive loss was

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 5 –	SECURITIES (Continued)

increased by the corresponding amount, net of tax. During the first quarter of 2009, the Company recognized a $465 non-cash impairment charge to write off one of our collateralized debt obligations due to other-than-temporary impairment, which was credit-related.

During the second quarter of 2009, the Company updated its analysis and recognized $11,781 in impairment charges to write off our collateralized debt obligations due to other-than-temporary impairment, which was determined to be all credit-related. This charge was determined by applying an ASC 325-40 discounted cash flow analysis, which included estimates based on current sales price data, to the securities and reduced their value to fair value. As required by ASC 325-40, when an adverse change in estimated cash flows has occurred, the credit component of the unrealized loss must be recognized as a charge to earnings. The analysis of all collateralized debt obligations in our portfolio included a review of the financial condition of each of the issuers, with issuer specific and non-specific estimates of future deferrals, defaults, recoveries, and prepayments of principal being factored into the analysis. Prior to the date of sale, no actual loss of principal or interest had occurred.

These securities were sold in late June 2009. The decision to sell all of the Company’s collateralized debt obligations was made after considering the following: (1) June valuation reports from the trustee showed significantly higher levels of new defaults among the underlying issuers than previously reported, further reducing collateral coverage ratios; (2) an analysis of underlying issuers’ current return on assets ratios, Tier One capital ratios, leverage ratios, change in leverage ratios, and non-performing loans ratios showed ongoing and worsening credit deterioration, suggesting probable and possible future defaults; (3) the modeling of Level 3 projections of future cash flows, using internally defined assumptions for future deferrals, defaults, recoveries, and prepayments, showed no expected future cash flows; (4) a ratings downgrade from BBB to C for each of the securities during the quarter; and (5) the expected cash realization of tax benefits as a result of the actual sale of the securities. The sale of the collateralized debt obligation securities generated proceeds of $224. The Company used the sales proceeds as the estimated fair value of the securities in determining the previously recorded impairment charge. Therefore, no gain or loss was recognized on the sale of the securities at the time of sale.

There was no credit portion of other-than-temporary impairment charges related to the investment securities in 2010.

The Company’s SBA pools are guaranteed as to principal and interest by the U.S. government. The agency residential mortgage-backed securities and agency collateralized mortgage obligations were issued and are backed by the Government National Mortgage Association (GNMA), a U.S. government agency, or by Fannie Mae or the FHLMC, both U.S. government sponsored agencies. They carry the explicit or implicit guarantee of the U.S. government. The Company does not own any non-agency mortgage-backed securities or collateralized mortgage obligations.

The Company conducts regular reviews of the municipal bond agency ratings of securities and receives market alerts whenever a rating changes. These reviews focus on the underlying rating of the issuer and also include the insurance rating of securities that have an insurance component. The ratings and financial condition of the issuers are monitored as well, including reviews of official statements and other available municipal reports. The Company’s municipal bonds, which include both the ratings of the underlying issuers and the ratings with credit support, are all of investment grade and rated at least A by Standard and Poor’s or A3 by Moody’s. All issuers are municipal entities located in Texas.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 6 –	LOANS

Loans consist of the following:

	December 31,	December 31,
	2010	2009

Real estate loans:
One- to four-family	$393,896	$421,935
Commercial real estate	479,071	453,604
One- to four-family construction	11,435	6,195
Commercial construction	569	879
Home equity	115,418	116,138

Total real estate loans	1,000,389	998,751

Other loans:
Automobile indirect loans	1,606	10,711
Automobile direct loans	40,944	57,186
Government-guaranteed student loans	4,557	5,818
Commercial non-mortgage loans	39,279	27,983
Consumer lines of credit and unsecured loans	14,197	14,781
Other consumer loans, secured	6,062	6,399

Total other loans	106,645	122,878

Gross loans	1,107,034	1,121,629
Deferred net loan origination fees	(73)	(1,160)
Allowance for loan losses	(14,847)	(12,310)

Net loans	$1,092,114	$1,108,159

Activity in the allowance for loan losses was as follows:

	Years Ended December 31,
	2010	2009	2008

Beginning balance	$12,310	$9,068	$6,165

Provision for loan losses	5,119	7,652	6,171

Loans charged-off	(2,994)	(4,995)	(4,026)
Recoveries	412	585	758

	(2,582)	(4,410)	(3,268)

Ending balance	$14,847	$12,310	$9,068

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 6 –	LOANS (Continued)

Impaired loans were as follows:

	December 31, 2010
				Average	Interest
	Recorded	Unpaid Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Real estate loans:
One- to four- family	$3,188	$3,188	$-	$3,651	$107
Home equity/home improvement(1)	455	455	-	366	16
Commercial	1,635	1,635	-	2,710	203

Total real estate loans	5,278	5,278	-	6,727	326

Commercial non-mortgage	-	-	-	54	8

Impaired loans with no related allowance recorded	5,278	5,278	-	6,781	334

With an allowance recorded :
Real estate loans:
One- to four- family	2,893	2,893	474	1,631	59
Home equity/home improvement	851	851	95	381	2
Commercial	9,295	9,295	1,407	6,432	134

Total real estate loans	13,039	13,039	1,976	8,444	195

Consumer loans:
Automobile indirect	88	88	6	141	-
Automobile direct	117	117	10	145	-
Other secured	13	13	2	8	-
Lines of credit/unsecured	108	108	5	120	-

Total consumer loans	326	326	23	414	-

Commercial non-mortgage	272	272	8	299	6

Impaired loans with allowance recorded	13,637	13,637	2,007	9,157	201

Total:
Residential real estate	7,387	7,387	569	6,029	184
Commercial real estate	10,930	10,930	1,407	9,142	337
Consumer	326	326	23	414	-
Commercial non-mortgage	272	272	8	353	14

	$18,915	$18,915	$2,007	$15,938	$535

(1)	For purposes of assessing and monitoring the risk and performance of the loan portfolio, home equity and home improvement loans are aggregated as a portfolio segment.

December 31, 2009

Period-end loans with no allocated allowance for loan losses	$8,240
Period-end loans with allocated allowance for loan losses	4,352

Total	$12,592

Amount of the allowance for loan losses allocated to impaired loans at period-end	$738

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 6 –	LOANS (Continued)

	Years Ended December 31,
	2009	2008

Average of individually impaired loans during the year	$9,349	$4,225
Interest income recognized during impairment	366	258

Non-performing loans were as follows:

	Years Ended December 31,
	2010	2009

Loans past due over 90 days still on accrual	$-	$-
Nonaccrual loans	17,628	11,675

Total	$17,628	$11,675

Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. At December 31, 2010, $8,669 of the $17,628 reported for nonaccrual loans are troubled debt restructurings that are on nonaccrual status. An additional $1,287 of performing troubled debt restructurings are not included as non-performing loans; these loans have been performing for at least six months and the Company is accruing interest on these loans. These performing troubled debt restructurings will be removed from troubled debt restructuring status after performing for one year.

The Company has recorded $947 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2010. Management does not have any outstanding commitments to lend additional funds to debtors with loans whose terms have been modified in troubled debt restructurings. If interest income had been accrued on nonaccrual loans during the periods presented, such income would have approximated $1,265, $670, and $226 for the years ended December 31, 2010, 2009 and 2008, respectively. The amount that was included in interest income on these loans for the years ended December 31, 2010, 2009 and 2008 was $150, $112 and $32, respectively.

Nonaccrual loans by type were as follows:

	Years Ended December 31,
	2010	2009

Real Estate Loans:
One- to four- family	$5,938	$6,007
Commercial	9,812	4,682
Home equity/home improvement	1,306	562

Total real estate loans	17,056	11,251

Consumer Loans:
Automobile indirect	84	124
Automobile direct	95	136
Consumer other secured	13	4
Consumer lines of credit/unsecured	108	116

Total consumer Loans	300	380

Commercial non-mortgage	272	44

Total	$17,628	$11,675

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 6 –	LOANS (Continued)

Below is an analysis of the age of recorded investment in loans that are past due for the year ended December 31, 2010:

			90 Days and
	30-59 Days Past	60-89 Days Past	Greater Past	Total Loans
	Due	Due	Due	Past Due	Current Loans	Total Loans

Real estate loans:
One- to four- family	$3,248	$3,068	$3,952	$10,268	$371,316	$381,584
Commercial	2,869	—	1,645	4,514	475,126	479,640
Home equity/home improvement	1,009	175	1,047	2,231	136,934	139,165

Total real estate loans	7,126	3,243	6,644	17,013	983,376	1,000,389

Other loans:
Consumer loans:
Automobile indirect	56	3	78	137	1,469	1,606
Automobile direct	193	15	64	272	40,672	40,944
Other secured	32	—	2	34	10,585	10,619
Lines of credit/unsecured	84	47	108	239	13,958	14,197

Total consumer loans	365	65	252	682	66,684	67,366

Commercial non-mortgage	174	—	52	226	39,053	39,279

Total	$7,665	$3,308	$6,948	$17,921	$1,089,113	$1,107,034

There were no accruing loans that were greater than 90 days past due at December 31, 2010.

For loans collateralized by real property and commercial non-mortgage loans, credit exposure is monitored by internally assigned grades used for classification of loans and other assets. A loan is considered “special mention” if it is a potential problem loan that is currently performing and does not meet the criteria for impairment, but where some concern exists. A loan is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” loans include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Loans classified as “doubtful” have all of the weaknesses of those classified as “substandard”, with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” All other loans that do not fall into the above mentioned categories are considered “pass” loans. Updates to internally assigned grades are made monthly and/or upon significant developments.

For consumer loans, credit exposure is monitored by payment history of the loans. Non-performing consumer loans are on nonaccrual and are generally greater than 90 days past due.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 6 –	LOANS (Continued)

The recorded investment in loans by credit quality indicators at December 31, 2010 are as follows:

Real Estate and Commercial Non-Mortgage Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	Residential Real	Commercial Real	Commercial Non-	Home Equity/Home
	Estate	Estate	Mortgage	Improvement

Grade:
Pass	$374,790	$466,230	$38,768	$137,796
Special Mention	713	2,479	239	63
Substandard	3,663	10,185	220	337
Doubtful	2,418	746	52	969

Total	$381,584	$479,640	$39,279	$139,165

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

				Lines of
	Automobile Indirect	Automobile Direct	Other Secured	Credit/Unsecured

Performing	$1,522	$40,849	$10,606	$14,089
Non-performing	84	95	13	108

Total	$1,606	$40,944	$10,619	$14,197

NOTE 7 –	FAIR VALUE

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

The Company elected the fair value option for certain residential mortgage loans held for sale originated after May 1, 2010 in accordance with Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” as of May 1, 2010 (as codified in ASC 820.) This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 7 –	FAIR VALUE (Continued)

hedge them without the burden of complying with the requirements for hedge accounting under ASC 815, “Derivatives and Hedging.” The Company has not elected the fair value option for other loans held for sale primarily because they are not economically hedged using derivative instruments.

Fair values of certain loans held for sale are based on traded market prices of similar assets, where available, and/or discounted cash flows at market interest rates. At December 31, 2010, certain loans held for sale for which the fair value option was elected had an aggregate fair value of $16,877 and an aggregate outstanding principal balance of $17,092 and were recorded in loans held for sale in the consolidated balance sheet. Interest income on certain mortgage loans held for sale is recognized based on contractual rates and reflected in interest income on loans held for sale in the consolidated income statement. Net gains of $1,619 resulting from changes in fair value of these loans were recorded in mortgage income during 2010, offset by economic hedging losses in the amount of $1,176.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2010, Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
	December 31, 2010	(Level 1)	(Level 2)	Inputs (Level 3)

Assets:
U.S. government and federal agency	$-	$-	$-	$-
Agency residential mortgage-backed securities	354,497	-	354,497	-
Agency residential collateralized mortgage obligations	357,892	-	357,892	-
SBA pools	5,108	-	5,108	-

Total securities available for sale	$717,497	$-	$717,497	$-

Loans held for sale	16,877	-	16,877	-
Derivative instruments	116	-	116	-

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 7 –	FAIR VALUE (Continued)

		Fair Value Measurements at December 31, 2009, Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
	December 31, 2009	(Level 1)	(Level 2)	Inputs (Level 3)

Assets:
U.S. government and federal agency	$47,438	$-	$47,438	$-
Agency residential mortgage-backed securities	201,627	-	201,627	-
Agency residential collateralized mortgage obligations	228,501	-	228,501	-
SBA pools	6,492	-	6,492	-

Total securities available for sale	$484,058	$-	$484,058	$-

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2009. There were no assets measured at fair value on a recurring basis using Level 3 inputs for the year ended December 31, 2010.

Securities available
for sale

Beginning balance, January 1, 2009	$7,940
Adjustment due to adoption of ASC 320-10-65, non-credit portion of impairment previously recorded	4,351
Proceeds from sale of securities	(224)
Total gains or losses (realized /unrealized)
Included in earnings
Interest income on securities	159
Impairment of collateralized debt obligations (all credit)	(12,246)
Gains (losses) on sale of securities	20
Included in other comprehensive income	-

Ending balance, December 31, 2009	$-

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2010, Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
	December 31, 2010	(Level 1)	(Level 2)	Inputs (Level 3)

Assets:
Impaired loans	$11,630	$-	$-	$11,630
Other real estate owned	2,668	-	2,219	449

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 7 –	FAIR VALUE (Continued)

		Fair Value Measurements at December 31, 2009, Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
	December 31, 2009	(Level 1)	(Level 2)	Inputs (Level 3)

Assets:
Impaired loans	$3,614	$-	$-	$3,614
Other real estate owned	3,917	-	3,517	400

Impaired loans, which primarily consist of one- to four-family residential, home equity, commercial real estate and commercial non-mortgage loans, are measured for impairment using the fair value of the collateral (as determined by third party appraisals using recent comparative sales data and other measures) for collateral dependent loans. Impaired loans with allocated allowance for loan losses at December 31, 2010, had a carrying amount of $11,630, which is made up of the outstanding balance of $13,637, net of a valuation allowance of $2,007.

Impaired loans with an allocated allowance for loan losses at December 31, 2009, had a carrying amount of $3,614 which is made up of the outstanding balance of $4,352, net of a valuation allowance of $738.

At December 31, 2010, other real estate owned, which is measured at the lower of book or fair value less costs to sell, had a net book value of $2,668, which is made up of the outstanding balance of $3,120, net of a valuation allowance of $452, resulting in net write-downs of $502 for the year ended December 31, 2010. At December 31, 2009, other real estate owned had a net book value of $3,917, which is made up of the outstanding balance of $3,954, net of a valuation allowance of $37, resulting in net write-downs of $188 for the year ended December 31, 2009.

Activity for other real estate owned for the years ended December 31, 2010 and 2009, and the related valuation allowances follows:

	2010	2009

Balance at January 1	$3,917	$1,561
Transfers in at fair value	3,506	4,487
Change in valuation allowance	(416)	181
Sale of property (gross)	(4,339)	(2,312)

Balance at December 31	$2,668	$3,917

Valuation allowance:
Balance at January 1	$37	$218
Sale of property	(87)	(369)
Valuation adjustment	502	188

Balance at December 31	$452	$37

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 7 –	FAIR VALUE (Continued)

Carrying amount and estimated fair values of financial instruments at year end were as follows:

	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and cash equivalents	$68,650	$68,650	$55,470	$55,470
Securities available for sale	717,497	717,497	484,058	484,058
Securities held to maturity	432,519	434,296	254,724	260,814
Loans held for sale	491,985	492,367	341,431	342,663
Loans, net	1,092,114	1,107,640	1,108,159	1,105,979
FHLB stock	20,569	N/A	14,147	N/A
Bank-owned life insurance	28,501	28,501	28,117	28,117
Accrued interest receivable	9,248	9,248	8,099	8,099
Derivative instruments	116	116	-	-

Financial liabilities
Deposits	$(2,017,550)	$(2,087,160)	$(1,796,665)	$(1,771,080)
FHLB advances	(461,219)	(470,729)	(312,504)	(319,052)
Repurchase agreement	(25,000)	(27,255)	(25,000)	(25,277)
Other borrowings	(10,000)	(10,000)	(10,000)	(10,000)
Accrued interest payable	(1,541)	(1,541)	(1,884)	(1,884)

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

NOTE 8 –	DERIVATIVE FINANCIAL INSTRUMENTS

In May 2010, the Company began entering into interest rate lock commitments (“IRLCs”) with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked into that interest rate. These commitments are carried at fair value in accordance with SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, as codified in ASC 820, Fair Value Measurements and Disclosures. The estimated fair values of IRLCs are based on quoted market values and are recorded in other assets in the consolidated balance sheets. The initial and subsequent changes in the value of IRLCs are a component of net gain on sale of loans.

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

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 8 –	DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

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

		Outstanding
	Expiration	Notional		Recorded
December 31, 2010	Dates	Balance	Fair Value	Gains/(Losses)

Other Assets
IRLCs	2011	$16,082	$11	$11
Loan sale commitments	2011	10,207	(79)	1,367
Forward mortgage-backed securities trades	2011	23,102	105	(1,176)

NOTE 9 –	LOAN SALES AND SERVICING

Loans held for sale activity was as follows:

	2010	2009

Balance at January 1	$341,431	$159,884
Loans originated for sale	7,877,505	5,742,599
Proceeds from sale of loans held for sale	(7,739,992)	(5,577,643)
Net gain on sale of loans held for sale	13,041	16,591

Loans held for sale, net at December 31	$491,985	$341,431

Mortgage loans serviced for others are not reported as assets, although there is a servicing asset associated with loans serviced for a third party. The principal balances of these loans at year-end are as follows:

	2010	2009	2008

Serviced loans	$110,691	$145,762	$178,611
Subserviced loans	164,648	249,709	256,403

Total mortgage loans serviced for others	$275,339	$395,471	$435,014

The Company has recorded a mortgage servicing asset related to the loans sold to a third party. The Company also provides mortgage subservicing operations for third parties. There is no mortgage servicing asset recorded related to the subserviced loans as the Company does not own such rights. Custodial escrow balances maintained in connection with serviced and subserviced loans and included in deposits were $1,012 and $1,439 at year-end 2010 and 2009.

Mortgage servicing rights, which are carried at lower of cost or fair value, were carried at their fair value of $636 at December 31, 2010, which is made up of the outstanding balance of $812, net of a valuation allowance of

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 9 –	LOAN SALES AND SERVICING (Continued)

$176 at December 31, 2010. Activity for capitalized mortgage servicing rights for the years ended December 31, 2010 and 2009, and the related valuation allowance follows:

	2010	2009

Balance at January 1	$872	$1,372
Amortized to expense	(251)	(309)
Change in valuation allowance	15	(191)

Balance at December 31	$636	$872

Valuation allowance:
Balance at January 1	$191	$-
Additions expensed	-	300
Valuation adjustment	(15)	(109)

Balance at December 31	$176	$191

Management periodically evaluates servicing assets for impairment. At December 31, 2010, the fair value of servicing assets was determined using a weighted-average discount rate of 11% and an average prepayment speed of 17.89%. At December 31, 2009, the fair value of servicing assets was determined using a weighted-average discount rate of 11% and an average prepayment speed of 16.7%. For purposes of measuring impairment, servicing assets are stratified by loan type. An impairment is recognized if the carrying value of servicing assets exceeds the fair value of the stratum.

The fair values of servicing assets were approximately $636 and $872 at December 31, 2010 and 2009, respectively, on serviced loans totaling $110,691 and $145,762 at December 31, 2010 and 2009.

The weighted average amortization period for servicing assets is 2.4 years. Estimated amortization expense for each of the next five years is:

2011	$200
2012	152
2013	115
2014	87
2015	65

NOTE 10 –	ACCRUED INTEREST RECEIVABLE AND ACCRUED INTEREST PAYABLE

Accrued interest consists of the following:

Accrued Interest Receivable:	December 31, 2010	December 31, 2009

Loans	$5,324	$5,217
Securities and overnight funds	3,924	2,882

Total	$9,248	$8,099

Accrued Interest Payable:
Time deposits	$483	$491
Borrowings	1,055	1,390
Other liabilities	3	3

Total	$1,541	$1,884

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 11 –	PREMISES AND EQUIPMENT

Premises and equipment were as follows:

	December 31, 2010	December 31, 2009

Land	$17,197	$17,197
Buildings	42,922	42,911
Furniture, fixtures and equipment	36,209	35,398
Leasehold improvements	2,133	2,227

	98,461	97,733
Less: accumulated depreciation	(49,730)	(47,293)

Total	$48,731	$50,440

Depreciation expense was $3,571, $3,784, and $4,365 for 2010, 2009, and 2008, respectively.

Operating Leases: The Company leases certain bank or loan production office properties and equipment under operating leases. Rent expense was $1,531, $1,662, and $1,415 for 2010, 2009, and 2008, respectively.

Rent commitments, before considering renewal options that generally are present, as of December 31, 2010, were as follows:

2011	1,079
2012	925
2013	667
2014	364
2015	360
Thereafter	2,851

Total	$6,246

At December 31, 2010, the Company had no commitments for future locations and held two parcels of land for future development.

NOTE 12 –	DEPOSITS

Time deposits of $100 or more were $554,189 and $499,385 at year-end 2010 and 2009. On July 21, 2010, President Barack Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act into law, which, in part, permanently raises the current standard maximum deposit insurance amount (SMDIA) to $250. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category.

At December 31, 2010 and 2009, we had $46,990 and $74,039 in reciprocal deposits, respectively. This consisted entirely of certificates of deposit made under our participation in the Certificate of Deposit Account Registry Service® (CDARS®). Through CDARS®, the Company can provide a depositor the ability to place up to $50 on deposit with the Company while receiving FDIC insurance on the entire deposit by placing customer funds in excess of the FDIC deposit limits with other financial institutions in the CDARS® network. In return, these financial institutions place customer funds with the Company on a reciprocal basis. Regulators consider reciprocal deposits to be brokered deposits.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 12 –	DEPOSITS (Continued)

At December 31, 2010, scheduled maturities of time deposits for the next five years with the weighted average rate at the end of the period were as follows:

		Weighted
		Average
	Balance	Rate

2011	480,928	1.45%
2012	112,694	2.09
2013	51,491	4.03
2014	14,410	4.22
2015	5,399	2.20

Total	$664,922	1.83%

At December 31, 2010 and 2009, the Company’s deposits included public funds totaling $393,341 and $336,277.

Interest expense on deposits is summarized as follows:

	Years Ended
	December 31,
	2010	2009	2008

Interest bearing demand	$8,976	$3,350	$868
Savings and money market	9,102	12,007	14,442
Time	12,937	19,009	20,219

Total	$31,015	$34,366	$35,529

NOTE 13 –	REPURCHASE AGREEMENT

In April 2008, the Company entered into a ten-year term structured repurchase callable agreement with Credit Suisse Securities (U.S.A.) LLC for $25,000 to leverage the balance sheet and increase liquidity. The interest rate was fixed at 1.62% for the first year of the agreement. The interest rate now adjusts quarterly to 6.25% less the 90 day LIBOR, subject to a lifetime cap of 3.22%. The rate was 3.22% at December 31, 2010. At maturity, the securities underlying the agreement are returned to the Company. The fair value of these securities sold under agreements to repurchase was $33,504 at December 31, 2010 and $32,755 at December 31, 2009. The Company retains the right to substitute securities under the terms of the agreements. Information concerning the securities sold under agreements to repurchase is summarized as follows:

	2010	2009	2008

Average balance during the year	$32,328	$31,967	$37,366
Average interest rate during the year	1.87%	2.18%	3.90%
Maximum month-end balance during the year	$34,053	$33,747	$39,835
Weighted average interest rate at year-end	2.17%	1.69%	3.05%

NOTE 14 – BORROWINGS

Federal Home Loan Bank Advances
At December 31, 2010, advances from the FHLB totaled $461,219, net of a restructuring prepayment penalty of $5,259, and had interest rates ranging from 0.16% to 5.99% with a weighted average rate of 3.21%. At

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 14 – BORROWINGS (Continued)

December 31, 2009, advances from the FHLB totaled $312,504 and had interest rates ranging from 0.20% to 7.35% with a weighted average rate of 4.06%. At December 31, 2010 and 2009, the Company had $22,000 in variable rate FHLB advances; the remainder of FHLB advances at those dates had fixed rates.

In November 2010, $91,644 in fixed-rate FHLB advances were modified. The 22 advances that were modified had a weighted average rate of 4.15% and an average term to maturity of approximately 2.6 years. These advances were prepaid and restructured with $91,644 of new, lower-cost FHLB advances with a weighted average rate of 1.79% and an average term to maturity of approximately 4.9 years. The early repayment of the debt resulted in a prepayment penalty of $5,421, which will be amortized to interest expense in future periods as an adjustment to the cost of the new FHLB advances. The effective rate of the new advances after accounting for the prepayment penalty is 2.98%.

Each advance is payable at its maturity date and is subject to prepayment penalties. The advances were collateralized by mortgage and commercial loans with FHLB collateral values of $654,913 and $508,580 under a blanket lien arrangement at the years ended December 31, 2010 and 2009. Based on this collateral, the Company was eligible to borrow an additional $756,432 and $438,070 at year-end 2010 and 2009.

In addition, FHLB stock also secures debts to the FHLB. The current agreement provided for a maximum borrowing amount of approximately $1,223,035 and $750,699 at December 31, 2010 and 2009.

At December 31, 2010, the advances are structured to contractually pay down as follows:

		Weighted
		Average
	Balance	Rate

2011	218,357	0.49%
2012	36,720	2.22
2013	17,134	4.47
2014	36,517	2.86
2015	61,742	3.66
Thereafter	96,008	3.27

	466,478	1.95%
Restructuring prepayment penalty	(5,259)

Total	$461,219

Other Borrowings
At December 31, 2010, the Company had borrowing availability through the Federal Reserve Bank of $58,859, the collateral value assigned to the securities pledged to the discount window. Additionally, uncommitted, unsecured fed funds lines of credit of $41,000 and $25,000 were available at December 31, 2010 from correspondent banks. The borrowing availability at the Federal Reserve Bank and the two lines of credit were also available at December 31, 2009.

In October 2009, the Company entered into four promissory notes for unsecured loans totaling $10,000 obtained from local private investors to increase funds available at the Company level. The lenders are all members of the same family and long-time customers of the Bank. One of the notes has an original principal amount of $7,000 and the other three notes have principal amounts of $1,000 each. Each of the four promissory notes initially bears interest at 6% per annum, thereafter being adjusted quarterly to a rate equal to the national average 2-year jumbo CD rate plus 2%, with a floor of 6% and a ceiling of 9%. Interest-only payments under the notes are due quarterly. The unpaid principal balance and all accrued but unpaid interest under each of the notes are due and

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 14 – BORROWINGS (Continued)

payable on October 15, 2014. Upon at least 180 days notice to the Company, the lender under each note may require the Company to prepay the note in part or in full as of the second and/or fourth anniversaries of the note. The notes cannot be prepaid by the Company during the first two years of the loan term, but thereafter can be prepaid in whole or in part at any time without fee or penalty.

NOTE 15 –	BENEFITS

Post-Retirement Healthcare Plan: Employees are currently eligible to receive, during retirement, specified company-paid medical benefits. Upon retirement, the Company will provide certain amounts toward the eligible participant’s group medical coverage. Eligibility is determined by age and length of service. Employees are eligible for this benefit if they have attained a minimum age of 55 and have a minimum of 10 years of service, and their combined age plus their years of service equals a minimum of 75. This benefit would be provided only until the participant becomes eligible for Medicare. The Company’s benefit expense under this program was $35, $22, and $21 for 2010, 2009, and 2008.

The discount rate used to measure the projected benefit obligation was 4.50%, 5.54%, and 5.80% for 2010, 2009, and 2008. The Company’s projected benefit obligation is not affected by increases in future health premiums as the Company’s contribution to the plan is a fixed monthly amount. Accrued post-retirement benefit obligations for the retiree health plan at December 31, 2010 and 2009, were approximately $225 and $196.

401(k) Plan: The Company offers a KSOP plan with a 401(k) match. Employees are eligible for the match if they have one year of service with 1,000 hours worked and become eligible each quarter once they meet the eligibility requirements. Employees may participate on their own without meeting the service requirements; however, in this case, employees do not qualify for the match. Employees may contribute between 2% and 75% of their compensation subject to certain limitations. A matching contribution will be paid to eligible employees’ accounts, which is equal to 100% of the first 5% of the employee’s contribution up to a maximum of 5% of the employee’s qualifying compensation. Matching expense for 2010, 2009 and 2008 was $735, $712 and $583.

The Company’s mortgage banking subsidiary, VPM, offers a 401(k) plan with an employer match. Employees are eligible on the first day of the quarter after a six month waiting period following date of hire. Employees may contribute between 2% and 75% of their compensation subject to certain limitations. A matching contribution will be paid to eligible employee accounts; this contribution is equal to 60% of the first 6% of the employee’s contribution with a maximum amount of $3. Matching expense for 2010, 2009 and 2008 was $125, $132 and $96.

Deferred Compensation Plan: The Company has entered into certain non-qualified deferred compensation agreements with members of the executive management team, directors, and certain employees. These agreements, which are subject to the rules of section 409(a) of the Internal Revenue Code, relate to the voluntary deferral of compensation received and do not have an employer contribution. The accrued liability as of December 31, 2010 and 2009 is $1,338 and $1,124.

The Company has entered into a deferred compensation agreement with the President of the Company that provides benefits payable based on specified terms of the agreement. A portion of the benefit is subject to forfeiture if the President willfully leaves employment or employment is terminated for cause as defined in this agreement. The estimated liability under the agreement is being accrued over the remaining years specified in the agreement. The accrued liability as of December 31, 2010 and 2009 is approximately $1,163 and $1,021. The expense for this deferred compensation agreement was $142 for the year ended December 31, 2010, $126 for the year ended December 31, 2009, and a credit of $101 for the year ended December 31, 2008. The deferred compensation per the agreement is based upon the performance of specified assets whose market value declined in 2008; the performance of these assets improved in 2009 and 2010.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 15 –	BENEFITS (Continued)

Included in other assets is a universal life insurance policy as well as variable and fixed annuity contracts totaling $2,663 and $2,361 at December 31, 2010 and 2009. The Company is the owner and beneficiary of the policy. The policy pays interest on the funds invested. The life insurance is recorded at the net cash surrender value, or the amount that can be realized. Interest income on the investment is included in the statements of income.

Bank-Owned Life Insurance: Bank-owned life insurance policies were purchased on September 4, 2007, for $26,037. A bank-owned life insurance program is an insurance arrangement in which the Company purchases a life insurance policy insuring a group of key personnel. The purchase of these life insurance policies allows the Company to use tax-advantaged rates of return.

The Company provided those who agreed to be insured under the bank-owned life insurance plan with a share of the death benefit while they remain actively employed with the Company. The benefit will equal 200% of each participating employee’s base salary at the time of plan implementation and 200% of each participating director’s annual base fees. Imputed taxable income will be based on the death benefit. In the event of death while actively employed with the Company, the deceased employee’s or director’s designated beneficiary will receive an income tax free death benefit paid directly from the insurance carrier.

The balance of the bank-owned life insurance policy, reported as an asset, at December 31, 2010, and 2009 totaled $28,501 and $28,117, and income for 2010, 2009 and 2008 totaled $384, $539 and $1,081.

Directors Agreements: In May 2007, certain directors entered into separation agreements with the Company in connection with the conclusion of their service as directors. The agreements, in recognition of the directors’ past service, provide for separation compensation. Payments under these agreements commenced on the first day of the month following the service completion date and were made on each anniversary of that date thereafter during the payout period. On each anniversary of the first payment, the annual benefit increased at a rate of 6% per annum. The final payment under this agreement took place in June 2010. The accrued liability as of December 31, 2010, and 2009, was approximately $0 and $70. The expense for these agreements was $70, $5 and $13 for 2010, 2009 and 2008.

NOTE 16 –	ESOP PLAN

In connection with the 2006 minority stock offering, the Company established an Employee Stock Ownership Plan (“ESOP”) for the benefit of its employees with an effective date of October 1, 2006. The ESOP purchased 928,395 shares of common stock with proceeds from a ten year note in the amount of $9,284 from the Company. After the 2010 Conversion and stock offering, the unearned shares held by the ESOP were adjusted to reflect the 1.4:1 exchange ratio on publicly traded shares. Additionally, in connection with the 2010 Conversion and stock offering, the ESOP purchased 1,588,587 shares of common stock with proceeds from a 30 year note in the amount of $15,886 from the Company.

The Company’s Board of Directors determines the amount of contribution to the ESOP annually but is required to make contributions sufficient to service the ESOP’s debt. Shares are released for allocation to employees as the ESOP debt is repaid. Eligible employees receive an allocation of released shares at the end of the calendar year on a relative compensation basis. Employees are eligible if they had one year of service with 1,000 hours worked and become eligible each quarter once they meet the eligibility requirements. The dividends paid on allocated shares will be paid to employee accounts. Dividends on unallocated shares held by the ESOP will be applied to the ESOP note payable.

Contributions to the ESOP during 2010, 2009, and 2008 were $1,629, $1,218, and $1,403 and expense was $1,624, $1,297 and $1,721 for December 31, 2010, 2009 and 2008.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 16 –	ESOP PLAN (Continued)

Shares held by the ESOP were as follows:

	2010	2009

Allocated to participants	601,912	444,847
Unearned	2,286,428	854,906

Total ESOP shares	2,888,340	1,299,753

Fair value of unearned shares at December 31	$26,728	$8,799

NOTE 17 –	SHARE-BASED COMPENSATION

At its annual meeting held May 22, 2007, the Company’s shareholders approved the ViewPoint Financial Group 2007 Equity Incentive Plan. The Company is accounting for this plan under ASC 718, Compensation — Stock Compensation, which requires companies to record compensation cost for share-based payment transactions with employees in return for employment service. Under this plan, 1,624,690 options to purchase shares of common stock and 649,877 restricted shares of common stock were made available. All share and per share information for periods prior to the Conversion has been adjusted to reflect the 1.4:1 exchange ratio on publicly traded shares.

The compensation cost that has been charged against income for the restricted stock portion of the Equity Incentive Plan was $1,483, $1,585 and $1,582 for 2010, 2009 and 2008. The compensation cost that has been charged against income for the stock option portion of the Equity Incentive Plan was $319, $178 and $137 for 2010, 2009 and 2008.

The total income tax benefit recognized in the income statement for share-based compensation was $631, $599 and $584 for 2010, 2009 and 2008.

The restricted stock portion of the plan allows the Company to grant restricted stock to directors, advisory directors, officers and other employees. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date, which is determined using the last sale price as quoted on the NASDAQ Stock Market. Awarded shares vest at a rate of 20% of the initially awarded amount per year, beginning on the first anniversary date of the award, and are contingent upon continuous service by the recipient through the vesting date. Under the terms of the Equity Incentive Plan, awarded shares are restricted as to transferability and may not be sold, assigned, or transferred prior to vesting. The Compensation Committee established a vesting period of five years, subject to acceleration of vesting upon a change in control of the Company or upon the termination of the award recipient’s service due to death or disability. Total restricted shares issuable under the plan are 72,898 at year-end 2010, and 602,288 shares had been issued under the plan through December 31, 2010. 25,309 unvested shares were forfeited during 2010.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Non-vested at January 1, 2010	364,161	$13.15
Granted	—	—
Vested	(120,459)	13.16
Forfeited	(25,309)	13.19

Non-vested at December 31, 2010	218,393	$13.14

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 17 –	SHARE-BASED COMPENSATION (Continued)

As of December 31, 2010, there was $1,990 of total unrecognized compensation expense related to non-vested shares awarded under the restricted stock plan. That expense is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of shares vested during the year ended December 31, 2010, was $1,361.

The stock option portion of the plan permits the grant of stock options to its directors, advisory directors, officers and other employees for up to 1,624,690 shares of common stock. Under the terms of the stock option plan, stock options may not be granted with an exercise price less than the fair market value of the Company’s common stock on the date the option is granted and may not be exercised later than ten years after the grant date. The fair market value is the last sale price as quoted on the NASDAQ Stock Market on the date of grant. All stock options granted must vest over at least five years, subject to acceleration of vesting upon a change in control, death or disability. The Stock Option Plan became effective on May 22, 2007, and remains in effect for a term of ten years.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the stock option in effect at the time of the grant. Although the contractual term of the stock options granted is ten years, the expected term of the stock is less because option restrictions do not permit recipients to sell or hedge their options, and therefore, we believe, encourage exercise of the option before the end of the contractual term. The Company does not have sufficient historical information about its own employees’ vesting behavior; therefore, the expected term of stock options is estimated using the average of the vesting period and contractual term. Expected volatilities are based on historical volatilities of the Company’s common stock. Expected dividends are the estimated dividend rate over the expected term of the stock options.

For awards with performance-based vesting conditions, compensation cost is recognized when the achievement of the performance condition is considered probable of achievement. If a performance condition is subsequently determined to be improbable of achievement, compensation cost is reversed.

The weighted average fair value of each stock option granted during 2010, 2009 and 2008 was $4.09, $3.91 and $3.30, respectively. The fair value of options granted was determined using the following weighted-average assumptions as of grant date:

	2010	2009	2008

Risk-free interest rate	2.60%	2.69%	3.45%
Expected term of stock options (years)	7.5	7.5	7.5
Expected stock price volatility	35.80%	37.00%	26.19%
Expected dividends	1.29%	1.53%	1.84%

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 17 –	SHARE-BASED COMPENSATION (Continued)

A summary of activity in the stock option portion of the plan for 2010 follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value

Outstanding at January 1, 2010	366,376	$12.25	8.1	$114
Granted	117,072	11.08	10.0	71
Exercised	—	—	—	—
Forfeited	(25,893)	11.30	—	15

Outstanding at December 31, 2010	457,555	$12.01	7.6	$170

Fully vested and expected to vest	414,050	$12.15	7.5	$146

Exercisable at December 31, 2010	62,059	$12.93	6.6	$7

No stock options were exercised in 2010, 2009 or 2008. As of December 31, 2010, there was $508 of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over a weighted-average period of 2.2 years. At December 31, 2010, the Company applied an estimated forfeiture rate of 11% based on historical activity. The intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the market price of our common stock as of the reporting date.

The Compensation Committee may grant stock appreciation rights, which give the recipient of the award the right to receive the excess of the market value of the shares represented by the stock appreciation rights on the date exercised over the exercise price. As of December 31, 2010, the Company has not granted any stock appreciation rights.

NOTE 18 –	INCOME TAXES

The Company’s pre-tax income is subject to federal income tax and state margin tax at a combined rate of 36% for 2010 and 35% for 2009 and 2008.

Income tax expense (benefit) for 2010, 2009, and 2008 was as follows:

	2010	2009	2008

Current expense (benefit)	$9,426	$(2,991)	$3,027
Deferred expense (benefit)	(794)	3,951	(5,304)

Total income tax expense (benefit)	$8,632	$960	$(2,277)

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 18 –	INCOME TAXES (Continued)

At December 31, 2010 and 2009, deferred tax assets and liabilities were due to the following:

	December 31, 2010	December 31, 2009

Deferred tax assets:
Allowance for loan losses	$5,295	$4,266
Other real estate owned	161	376
Depreciation	1,497	1,549
Deferred compensation arrangements	763	599
Self-funded health insurance	110	88
Non-accrual interest	173	162
Restricted stock and stock options	638	426
Other	336	112

	8,973	7,578

Deferred tax liabilities:
Mortgage servicing assets	(227)	(302)
Net unrealized gain on securities available for sale	(1,315)	(2,017)
Partnership – Lone Star New Markets Fund	(774)	—
Other	(77)	(175)

	(2,393)	(2,494)

Net deferred tax asset	$6,580	$5,084

The net deferred tax asset is recorded on the consolidated balance sheets under “other assets.” Management performed an analysis related to the Company’s deferred tax asset for each of the years ended December 31, 2010 and 2009 and, based upon these analyses, no valuation allowance was deemed necessary as of December 31, 2010 or 2009.

Effective tax rates differ from the federal statutory rate of 35% in 2010 and 34% in 2009 and 2008 applied to income before income taxes due to the following:

	2010	2009	2008

Federal statutory rate times financial statement income	$9,251	$1,234	$(1,901)
Effect of:
State taxes, net of federal benefit	29	98	72
New market tax credit	(119)	(113)	(106)
Bank-owned life insurance income	(134)	(183)	(368)
Municipal interest income	(535)	(156)	(37)
Other	140	80	63

Total income tax expense (benefit)	$8,632	$960	$(2,277)

Effective Tax Rate	32.66%	26.45%	(40.72)%

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 19 –	RELATED PARTY TRANSACTIONS

Loans to executive officers, directors, and their affiliates during 2010 were as follows:

Beginning balance	$1,584
New loans	614
Effect of changes in composition of related parties	—
Repayments	(722)

Ending balance	$1,476

None of the above loans were considered non-performing or potential problem loans. These loans are made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectability. Deposits from executive officers, directors, and their affiliates at year-end 2010 and 2009 were $3,286 and $2,899.

NOTE 20 –	REGULATORY CAPITAL MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2010, the most recent regulatory notification categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category. Management believes that, at December 31, 2010, the Bank met all capital adequacy requirements to which it is subject.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 20 –	REGULATORY CAPITAL MATTERS (Continued)

At December 31, 2010 and 2009, actual and required capital levels and ratios were as follows for the Bank only:

			Required for Capital		To Be Well-Capitalized Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)

As of December 31, 2010:

Total capital (to risk-weighted assets)	$298,739	18.42%	$129,717	8.00%	$162,147	10.00%
Tier 1 (core) capital (to risk-weighted assets)	285,494	17.61%	64,859	4.00%	97,288	6.00%
Tier 1 (core) capital (to adjusted total assets)	285,494	9.73%	117,320	4.00%	146,650	5.00%

As of December 31, 2009:

Total capital (to risk-weighted assets)	$201,250	15.27%	$105,450	8.00%	$131,812	10.00%
Tier 1 (core) capital (to risk-weighted assets)	189,678	14.39%	52,725	4.00%	79,087	6.00%
Tier 1 (core) capital (to adjusted total assets)	189,678	7.99%	94,900	4.00%	118,626	5.00%

The following is a reconciliation of the Bank’s equity under accounting principles generally accepted in the United States to regulatory capital (as defined by the OTS and FDIC) as of the dates indicated:

	December 31,
	2010	2009

GAAP equity	$292,870	$194,491
Investment in nonincludable subsidiary	(4,092)	—
Disallowed servicing and deferred tax assets	(64)	(88)
Unrealized loss (gain) on securities available for sale	(2,373)	(3,802)
Goodwill and other assets	(847)	(923)

Tier 1 capital	285,494	189,678

General allowance for loan losses	13,245	11,572

Total capital	$298,739	$201,250

As part of the Conversion, the Company distributed 50% of the net offering proceeds after funding of the ESOP to the Bank, which resulted in a $95,400 increase to the Bank’s equity. During the year ended December 31, 2009, the Company contributed $19,500 in capital to the Bank. The Company made the capital contribution to ensure that the Bank remained well-capitalized to support continued growth.

As a federally chartered savings bank, the Bank is required to meet a qualified thrift lender test. This test requires the Bank to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the Bank may maintain 60% of its assets in those assets specified in Section 7701(a) (19) of the Internal Revenue Code. Under either test, the Bank is required to maintain a significant portion of its assets in residential-housing-related loans and investments. Any institution that fails to meet the qualified thrift lender test must either become a

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 20 –	REGULATORY CAPITAL MATTERS (Continued)

national bank or be subject to certain restrictions on its operations and must convert to a national bank charter, unless it re-qualifies as, and thereafter remains, a qualified thrift lender.

If such an institution has not requalified or converted to a national bank within three years after it ceases to qualify under the test, it must divest all investments and cease all activities not permissible for both a national bank and a savings association. Management believes that this test was met at December 31, 2010.

Dividend Restrictions and Information – Banking regulations limit the amount of dividends that may be paid by the Bank to the Company without prior approval of regulatory agencies. Historically, the Company has maintained adequate liquidity to pay dividends to its shareholders and anticipates the continued ability to do so for the foreseeable future without the need for receiving dividends from the Bank. The Bank may pay dividends to the Company within the limitations of the regulations. The regulations limit dividends when the proposed distribution, combined with dividends already paid for the year, would exceed the Bank’s net income for the calendar year-to-date plus retained net income for the previous two years. As a result of the regulations, during 2011, the Bank could, without prior approval, declare dividends to the Company of approximately $21,139 plus any 2011 net profits retained to the date of the dividend declaration.

NOTE 21 –	LOAN COMMITMENTS, CONTINGENT LIABILITIES AND OTHER RELATED ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

The contractual amounts of financial instruments with off-balance sheet risk at year-end were as follows:

	2010		2009
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate

Commitments to make loans	$85,387	$21,277	$60,263	$24,396
Unused lines of credit	6,136	73,034	6,347	73,403
Unused commitment on Warehouse Purchase Program loans	—	289,088	—	198,626

Total	$91,523	$383,399	$66,610	$296,425

In addition to the commitments above, the Company has overdraft protection available in the amounts of $72,391 and $73,017 for December 31, 2010 and 2009. As of December 31, 2010, the Company had sold $311,519 of loans into the secondary market that contain certain credit recourse provisions that range from four months to ten months. The amount subject to recourse was approximately $166,454 as of year-end 2010. The risk of loss exists up to the total value of the outstanding loan balance although material losses are not anticipated.

At December 31, 2010 and 2009, the Company also had standby letters of credit in the amounts of $635 and $563 that do not have an attached rate. These commitments are not reflected in the financial statements.

Commitments to make loans are generally made for periods of 60 days or less at December 31, 2010. The fixed rate loan commitments have interest rates ranging from 3.25% to 9.99% and maturities ranging from less than 1 year to approximately 30 years.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 21 – LOAN COMMITMENTS, CONTINGENT LIABILITIES AND OTHER RELATED ACTIVITIES (Continued)

Liability for Mortgage Loan Repurchase Losses

The Company sells whole residential real estate loans to private investors, such as other banks, thrifts and mortgage companies. The agreements under which the Company sells mortgage loans contain provisions that include various representations and warranties regarding the origination and characteristics of the mortgage loans. Although the specific representations and warranties vary among investor agreements, they typically cover ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan, absence of delinquent taxes or liens against the property securing the loan, compliance with applicable origination laws, and other matters. The Company may be required to repurchase mortgage loans, indemnify the investor or insurer, or reimburse the investor or insurer for credit losses incurred on loans in the event of a breach of such contractual representations or warranties that is not remedied within the time period specified in the applicable agreement after we receive notice of the breach. Typically, it is a condition to repurchase or indemnify a loan that the breach must have had a material and adverse effect on the value of the mortgage loan or to the interests of the security holders in the mortgage loan. Agreements under which the Company sells mortgage loans require the delivery of various documents to the investor, and the Company may be obligated to repurchase or indemnify any mortgage loan as to which the required documents are not delivered or are defective. Upon receipt of a repurchase or indemnification request, the Company works with investors to arrive at a mutually agreeable resolution. These demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor and determine if a contractual event occurred. The Company manages the risk associated with potential repurchases or other forms of settlement through underwriting and quality assurance practices.

In the fourth quarter of 2010, the Company established a mortgage repurchase liability related to various representations and warranties that reflect management’s estimate of losses for loans for which the Company could have repurchase obligation based on historical investor repurchase and indemnification demand and historical loss ratios. Although investors may demand repurchase at any time, the Company’s historical demands have occurred within 12 months of the investor purchase. The Company had three repurchases and ten indemnifications in 2009. In 2010, there were two repurchases and seven indemnifications. Actual losses were $59 and $79 during the years ended December 31, 2010 and 2009, respectively.

The liability, included in “Other Liabilities” in the consolidated balance sheet, was $38 at December 31, 2010. Additions to the liability reduced net gains on mortgage loan origination/sales.

The mortgage repurchase liability of $38 at December 31, 2010, represents the Company’s best estimate of the loss that may be incurred for various representations and warranties in the contractual provisions of sales of mortgage loans. There may be a range of reasonably possible losses in excess of the estimated liability that cannot be estimated with confidence. Because the level of mortgage loan repurchase losses are dependent on economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.

NOTE 22 –	GOODWILL

Goodwill totaled $1,089 at December 31, 2010 and 2009 and resulted from the Company’s 2007 acquisition of substantially all of the assets and the loan origination business of Bankers Financial Mortgage Group, now known as VPM. There was no change in goodwill during the years ended December 31, 2010, 2009 and 2008. The Company had no goodwill prior to the 2007 acquisition of Bankers Financial Mortgage Group. Goodwill is evaluated for impairment annually as of December 31.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 23 –	SEGMENT INFORMATION

The reportable segments are determined by the products and services offered, primarily distinguished between banking and VPM, our mortgage banking subsidiary. Loans, investments and deposits generate the revenues in the banking segment; secondary marketing sales generate the revenue in the VPM segment. Segment performance is evaluated using segment profit (loss). Information reported internally for performance assessment for years ended December 31, 2010 and 2009 is as follows:

	Year Ended
	December 31, 2010
				Total
			Eliminations	Segments
			and	(Consolidated
Results of Operations:	Banking	VPM	Adjustments(1)	Total)

Total interest income	$115,069	$2,277	$(1,961)	$115,385
Total interest expense	44,156	1,961	(1,964)	44,153
Provision for loan losses	5,054	65	—	5,119

Net interest income after provision for loan losses	65,859	251	3	66,113
Other revenue	20,796	(38)	(335)	20,423
Net gain (loss) on sale of loans	(2,061)	15,102	—	13,041
Total non-interest expense	57,430	14,990	726	73,146

Income before income tax expense (benefit)	27,164	325	(1,058)	26,431
Income tax expense (benefit)	8,752	70	(190)	8,632

Net income	$18,412	$255	$(868)	$17,799

Segment assets	$2,943,794	$51,382	$(53,181)	$2,941,995
Noncash items:
Net gain (loss) on sale of loans	(2,061)	15,102	—	13,041
Depreciation	3,272	299	—	3,571
Provision for loan losses	5,054	65	—	5,119

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 23 –	SEGMENT INFORMATION (Continued)

	Year Ended
	December 31, 2009
				Total
			Eliminations	Segments
			and	(Consolidated
Results of Operations:	Banking	VPM	Adjustments[1]	Total)

Total interest income	$108,413	$1,932	$(2,439)	$107,906
Total interest expense	49,550	1,583	(1,847)	49,286
Provision for loan losses	7,652	—	—	7,652

Net interest income after provision for loan losses	51,211	349	(592)	50,968
Other revenue	22,967	(4)	(109)	22,854
Net gain (loss) on sale of loans	(1,024)	17,615	—	16,591
Impairment of collateralized debt obligations (all credit)	(12,246)	—	—	(12,246)
Total non-interest expense	57,641	16,664	232	74,537

Income before income tax expense (benefit)	3,267	1,296	(933)	3,630
Income tax expense (benefit)	541	440	(21)	960

Net income	$2,726	$856	$(912)	$2,670

Segment assets	$2,380,938	$41,391	$(42,825)	$2,379,504
Noncash items:
Net gain (loss) on sale of loans	(1,024)	17,615	—	16,591
Depreciation	3,554	230	—	3,784
Provision for loan losses	7,652	—	—	7,652

	Year Ended
	December 31, 2008
				Total
			Eliminations	Segments
			and	(Consolidated
Results of Operations:	Banking	VPM	Adjustments[1]	Total)

Total interest income	$96,488	$1,272	$(965)	$96,795
Total interest expense	46,604	603	(1,038)	46,169
Provision for loan losses	6,171	—	—	6,171

Net interest income after provision for loan losses	43,713	669	73	44,455
Other revenue	23,359	(3)	(73)	23,283
Net gain (loss) on sale of loans	61	13,138	(3,809)	9,390
Impairment of collateralized debt obligations (all credit)	(13,809)	—	—	(13,809)
Total non-interest expense	59,281	13,168	(3,538)	68,911

Income before income tax expense (benefit)	(5,957)	636	(271)	(5,592)
Income tax expense (benefit)	(2,582)	274	31	(2,277)

Net income	$(3,375)	$362	$(302)	$(3,315)

Segment assets	$2,214,463	$26,831	$(27,879)	$2,213,415
Noncash items:
Net gain (loss) on sale of loans	61	13,138	(3,809)	9,390
Depreciation	4,184	181	—	4,365
Provision for loan losses	6,171	—	—	6,171

(1) Includes eliminating entries for intercompany transactions and stand-alone expenses of the Company.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 24 –	PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of ViewPoint Financial Group, Inc. follows:

CONDENSED BALANCE SHEETS
December 31,

	2010	2009

ASSETS
Cash on deposit at subsidiary	$90,570	$8,331
Investment in banking subsidiary	292,870	194,491
Receivable from banking subsidiary	1,531	6,255
ESOP note receivable and other assets	21,743	6,732

Total assets	$406,714	$215,809

LIABILITIES AND SHAREHOLDERS’ EQUITY
Borrowings – Note 14	$10,000	$10,000
Income tax payable	—	—
Other liabilities	125	127
Shareholders’ equity	396,589	205,682

Total liabilities and shareholders’ equity	$406,714	$215,809

CONDENSED STATEMENTS OF INCOME (LOSS)
Years ended December 31,

	2010	2009	2008

Interest income on ESOP loan	$602	$391	$435
Other income	—	—	—
Interest expense	600	127	—
Operating expenses	806	341	344

Income (loss) before income tax expense and equity in undistributed earnings (loss) of subsidiary	(804)	(77)	91
Income tax expense (benefit)	(190)	(21)	31
Equity in undistributed earnings (loss) of subsidiary	18,413	2,726	(3,375)

Net income (loss)	$17,799	$2,670	$(3,315)

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 24 –	PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
Years ended December 31,

	2010	2009	2008

Cash flows from operating activities
Net income (loss)	$17,799	$2,670	$(3,315)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Equity in undistributed (earnings) loss of subsidiary	(18,413)	(2,726)	3,375
Vesting of restricted stock	1,455	1,501	1,601
Net change in intercompany receivable	5,000	(5,000)	—
Net change in other assets	(79)	(137)	(25)
Net change in other liabilities	(2)	79	(187)

Net cash from operating activities	5,760	(3,613)	1,449
Cash flows from investing activities
Contribution of 50% of proceeds of stock offering to subsidiary	(95,400)	—	—
Fund ESOP note receivable from Conversion and stock offering	(15,886)	—	—
Capital contributuion to subsidiary	—	(19,500)
Payments received on ESOP notes receivable	1,026	828	968
Additional principal payments received on ESOP notes receivable	—	184	—

Net cash from investing activities	(110,260)	(18,488)	968
Cash flows from financing activities
Net proceeds from stock offering	190,801	—	—
Merger of ViewPoint MHC pursuant to reorganization	207	—	—
Proceeds from borrowing	—	10,000	—
Treasury stock purchased	(407)	—	(4,312)
Payment of dividends	(3,862)	(2,472)	(3,154)

Net cash from financing activities	186,739	7,528	(7,466)

Net change in cash and cash equivalents	82,239	(14,573)	(5,049)
Beginning cash and cash equivalents	8,331	22,904	27,953

Ending cash and cash equivalents	$90,570	$8,331	$22,904

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 25 –	QUARTERLY FINANCIAL DATA (Unaudited)

						Provision
	Interest		Interest	Net Interest		for Loan	Net Income		Earnings (Loss) per Share
	Income		Expense	Income		Losses	(Loss)		Basic			Diluted

2010
First quarter	$26,209	(2)	$11,117	$15,092	(2)	$1,146	$2,705		$0.10	(3)		$0.10	(3)
Second quarter	27,718	(2)	11,265	16,453	(2)	1,888	3,196		0.11	(3)		0.11	(3)
Third quarter	30,101		11,582	18,519		756	5,408		0.17			0.17
Fourth quarter	31,357		10,189	21,168		1,329	6,490		0.20			0.20
2009
First quarter	$27,420	(2)	$13,051	$14,369	(2)	$1,442	$1,244		$0.04	(3)		$0.04	(3)
Second quarter	27,173	(2)	12,494	14,679	(2)	1,494	(3,831)	(1)	(0.14)	(1	),(3)	(0.14)	(1	),(3)
Third quarter	26,287	(2)	12,172	14,115	(2)	1,775	2,893		0.10	(3)		0.10	(3)
Fourth quarter	27,026	(2)	11,569	15,457	(2)	2,941	2,364		0.08	(3)		0.08	(3)

(1)	During the second quarter of 2009, the Company recognized a $12,246 non-cash, pre-tax charge for the other-than-temporary impairment of collateralized debt obligations. This impairment charge was partially offset by the sale of 22 agency residential collateralized mortgage obligations and two agency residential mortgage-backed securities, which resulted in a $2,377 pre-tax gain during the second quarter of 2009.

(2)	In the third quarter of 2010, the Company reclassified a portion of interest income associated with mortgage loans held for sale to lending expense. The impact of this classification was $41 for the first two quarters of 2010 and $395 for the year ended December 31, 2009.

(3)	All share and per share information for periods prior to the Conversion has been adjusted to reflect the 1.4:1 exchange ratio on publicly traded shares, which resulted in a 4,287,752 increase in outstanding shares.

NOTE 26- SUBSEQUENT EVENTS

In February 2011, the Company sold 17 mortgage-backed securities and six collateralized mortgage obligations at a face value totaling $89,006. These available-for-sale securities had a fair value of $99,815 and an amortized cost of $95,956 at December 31, 2010. The sale resulted in a pre-tax gain of $3,415.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of December 31, 2010, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Management’s Report on Internal Control Over Financial Reporting: Management of the Company is responsible for establishing and maintaining an effective system of internal control over financial reporting. The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There are inherent limitations in the effectiveness of any system of internal control over financial reporting, including the possibility of human error and circumvention or overriding of controls. Accordingly, even an effective system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the Company’s systems of internal control over financial reporting as of December 31, 2010. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2010, the Company maintained effective internal control over financial reporting based on those criteria. The Company’s independent registered public accounting firm that audited the financial statements included in this annual report on Form 10-K has issued an attestation report on the Company’s internal control over financial reporting. The attestation report of Ernst & Young LLP appears below.

Report of Ernst & Young LLP
Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
ViewPoint Financial Group, Inc.

We have audited ViewPoint Financial Group, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ViewPoint Financial Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, ViewPoint Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2010, and the related consolidated statements of income (loss), comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year then ended of ViewPoint Financial Group, Inc. and our report dated March 3, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Dallas, Texas
March 3, 2011

(c)	Changes in Internal Control Over Financial Reporting: During the quarter ended December 31, 2010, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers. The information concerning our directors required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on May 24, 2011, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year. Information required by this item regarding the audit committee of the Company’s Board of Directors, including information regarding the audit committee financial expert serving on the audit committee, is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on May 24, 2011, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year. Information about our executive officers is contained under the caption “Executive Officers” in Part I of this Form 10-K, and is incorporated herein by this reference.

Section 16(a) Beneficial Ownership Reporting Compliance. The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent shareholders required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on May 24, 2011, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Code of Ethics. We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, and to all of our other employees and our directors. A copy of our code of ethics is available on our Internet website address, www.viewpointbank.com.

Item 11.	Executive Compensation

The information concerning compensation required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on May 24, 2011, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on May 24, 2011, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year. Information concerning our equity incentive plan is contained under Item 5 of the Form 10-K and incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on May 24, 2011, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information concerning principal accountant fees and services is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held in May 24, 2011, a copy of which will be filed not later than 120 days after the end of our fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements: See Part II – Item 8. Financial Statements and Supplementary Data.

(a)(2)	Financial Statement Schedules: All financial statement schedules have been omitted as the information is included in the notes to the consolidated financial statements or is not required under the related instructions or is not applicable.

(a)(3)	Exhibits: See below.

(b)	Exhibits:

Exhibit
Number	Description

2.1	Amended and Restated Plan of Conversion and Reorganization of ViewPoint MHC (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 4, 2010 (File No. 001-32992))
3.1	Charter of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-165509))
3.2	Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-165509))
4.0	Certificate of Registrant’s Common Stock (incorporated herein by reference to Exhibit 4.0 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-165509))
10.1	Employment Agreement by and between the Registrant and Garold R. Base (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2006 (File No. 001-32992))
10.2	Amendment to Employment Agreement by and between the Registrant and Garold R. Base (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 10, 2008 (File No. 001-32992))
10.3	Employment Agreement by and between ViewPoint Bank, the Registrant’s wholly owned operating subsidiary, and Garold R. Base (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2006 (File No. 001-32992))
10.4	Amendment to Employment Agreement by and between ViewPoint Bank, the Registrant’s wholly owned operating subsidiary, and Garold R. Base (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 10, 2008 (File No. 001-32992))
10.5	Amendment to Employment Agreement by and between ViewPoint Bank, the Registrant’s wholly owned operating subsidiary, and Garold R. Base (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 6, 2008 (File No. 001-32992))
10.6	Form of Severance Agreement between ViewPoint Bank and the following executive officers: Pathie E. McKee, Mark E. Hord, James C. Parks and Mark L. Williamson (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 17, 2011 (File No. 001-34737))
10.7	Summary of Director Board Fee Arrangements (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007 (File No. 001-32992))
10.8	ViewPoint Bank Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 0-24566-01))
10.9	Amended and Restated ViewPoint Bank Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 0-24566-01))
10.10	Executive Officer Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 26, 2011 (File No. 001-34737))
10.11	Form of promissory note between ViewPoint Financial Group and four lenders, totaling $10 million (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 22, 2009 (File No. 001-32992))

Exhibit
Number	Description

11	Statement regarding computation of per share earnings (See Note 3 of the Notes to Consolidated Financial Statements included in this Form 10-K).
21	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney (on signature page)
31.1	Rule 13a – 14(a)/15d – 14(a) Certification (Chief Executive Officer)
31.2	Rule 13a – 14(a)/15d – 14(a) Certification (Chief Financial Officer)
32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VIEWPOINT FINANCIAL GROUP, INC.
(Registrant)

Date: March 1, 2011	By: /s/ Garold R. Base
Garold R. Base
President and Chief Executive Officer (Principal Executive Officer)

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Garold R. Base and Pathie E. McKee his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him/her and in his/her name, place and stead, in any and all capacities, to sign any amendment to ViewPoint Financial Group Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming said attorney-in-fact and agent or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Garold R. Base Garold R. Base, President, Chief Executive Officer and Director (Duly authorized representative and Principal Executive Officer)	Date: March 1, 2011

/s/ Gary D. Basham Gary D. Basham, Vice Chairman of the Board and Director	Date: March 1, 2011

/s/ Jack D. Ersman Jack D. Ersman, Director	Date: March 1, 2011

/s/ Anthony J. LeVecchio Anthony J. LeVecchio, Director	Date: March 1, 2011

/s/ Karen H. O’Shea Karen H. O’Shea, Director	Date: March 1, 2011

/s/ Pathie E. McKee Pathie E. McKee, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	Date: March 1, 2011

EXHIBIT INDEX

Exhibits:

21	Subsidiaries of the Registrant

23.1	Consent of Accountants

23.2	Consent of Accountants

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Section 1350 Certifications