Form 10-Q
period 2011-03-31
ViewPoint Financial Group Inc.
filed 2011-04-28
CIK 1487052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class: Common Stock	Shares Outstanding as of April 28, 2011: 34,839,491

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
VIEWPOINT FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Cash and due from financial institutions	$15,295	$16,465
Short-term interest-bearing deposits in other financial institutions	23,461	52,185

Total cash and cash equivalents	38,756	68,650
Securities available for sale, at fair value	700,024	717,497
Securities held to maturity (fair value: March 31, 2011 — $524,431, December 31, 2010 — $434,296)	523,689	432,519
Loans held for sale (includes $14,020 and $16,877 carried at fair value at March 31, 2011 and December 31, 2010)	318,998	491,985
Loans held for investment (includes allowance for loan losses of $15,494 at March 31, 2011 and $14,847 at December 31, 2010)	1,086,153	1,092,114
FHLB stock, at cost	13,888	20,569
Bank-owned life insurance	28,619	28,501
Foreclosed assets, net	2,465	2,679
Premises and equipment, net	48,197	48,731
Goodwill	1,089	1,089
Accrued interest receivable	7,985	9,248
Prepaid FDIC assessment	5,858	6,606
Other assets	20,295	21,807

Total assets	$2,796,016	$2,941,995

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand	$189,632	$201,998
Interest-bearing demand	461,272	438,719
Savings and money market	718,457	711,911
Time	663,658	664,922

Total deposits	2,033,019	2,017,550
FHLB advances (net of prepayment penalty of $4,999 at March 31, 2011 and $5,259 at December 31, 2010)	298,420	461,219
Repurchase agreement	25,000	25,000
Other borrowings	10,000	10,000
Accrued interest payable	1,588	1,541
Other liabilities	28,204	30,096

Total liabilities	2,396,231	2,545,406

Commitments and contingent liabilities	—	—

Shareholders’ equity
Common stock, $.01 par value; 90,000,000 shares authorized; 34,839,491 shares issued — March 31, 2011 and December 31, 2010	349	349
Additional paid-in capital	290,242	289,591
Retained earnings	129,937	125,125
Accumulated other comprehensive income (loss), net	(260)	2,373
Unearned Employee Stock Ownership Plan (ESOP) shares; 2,240,380 shares at March 31, 2011 and 2,286,428 shares at December 31, 2010	(20,483)	(20,849)

Total shareholders’ equity	399,785	396,589

Total liabilities and shareholders’ equity	$2,796,016	$2,941,995

See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010
	(unaudited)
Interest and dividend income
Loans, including fees	$20,461	$20,326
Taxable securities	6,868	5,422
Nontaxable securities	473	296
Interest-bearing deposits in other financial institutions	72	148
FHLB stock	21	17

	27,895	26,209
Interest expense
Deposits	6,083	7,629
FHLB advances	2,486	3,139
Repurchase agreement	201	201
Other borrowings	148	148

	8,918	11,117

Net interest income	18,977	15,092
Provision for loan losses	1,095	1,146

Net interest income after provision for loan losses	17,882	13,946

Non-interest income
Service charges and fees	4,647	4,420
Other charges and fees	175	168
Net gain on sale of mortgage loans	1,949	2,655
Bank-owned life insurance income	118	58
Gain on sale of available for sale securities	3,415	—
Gain (loss) on sale and disposition of assets	(210)	(113)
Other	373	368

	10,467	7,556
Non-interest expense
Salaries and employee benefits	11,854	11,183
Advertising	356	277
Occupancy and equipment	1,423	1,489
Outside professional services	653	489
Regulatory assessments	959	795
Data processing	1,069	1,002
Office operations	1,454	1,446
Other	1,093	831

	18,861	17,512

Income before income tax expense	9,488	3,990
Income tax expense	2,934	1,285

Net income	$6,554	$2,705

Earnings per share:
Basic	$0.20	$0.10

Diluted	$0.20	$0.10

See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended
	March 31,
	2011	2010

Net income	$6,554	$2,705

Change in unrealized gains (losses) on securities available for sale	(676)	(148)
Reclassification of amount realized through sale of securities	(3,415)	—
Tax effect	1,458	51

Other comprehensive income (loss), net of tax	(2,633)	(97)

Comprehensive income (loss)	$3,921	$2,608

See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollar amounts in thousands, except share and per share data)

				Accumulated
		Additional		Other	Unearned		Total
	Common	Paid-In	Retained	Comprehensive	ESOP	Treasury	Shareholders’
For the three months ended March 31, 2010	Stock	Capital	Earnings	Income (Loss)	Shares	Stock	Equity
Balance at January 1, 2010	$305	$118,254	$111,188	$3,802	$(6,159)	$(21,708)	$205,682
ESOP shares earned, 32,810 shares	—	112	—	—	234	—	346
Share-based compensation expense	—	442	—	—	—	—	442
Dividends declared ($0.04 per share)	—	—	(537)	—	—	—	(537)
Comprehensive income:
Net income	—	—	2,705	—	—	—	2,705
Change in unrealized gains (losses) on securities available for sale, net of reclassifications and taxes	—	—	—	(97)	—	—	(97)

Total comprehensive income							2,608

Balance at March 31, 2010	$305	$118,808	$113,356	$3,705	$(5,925)	$(21,708)	$208,541

For the three months ended March 31, 2011
Balance at January 1, 2011	$349	$289,591	$125,125	$2,373	$(20,849)	$—	$396,589
ESOP shares earned, 46,048 shares	—	222	—	—	366	—	588
Share-based compensation expense	—	429	—	—	—	—	429
Dividends declared ($0.05 per share)	—	—	(1,742)	—	—	—	(1,742)
Comprehensive income:
Net income	—	—	6,554	—	—	—	6,554
Change in unrealized gains (losses) on securities available for sale, net of reclassifications and taxes	—	—	—	(2,633)	—	—	(2,633)

Total comprehensive income							3,921

Balance at March 31, 2011	$349	$290,242	$129,937	$(260)	$(20,483)	$—	$399,785

See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended
	March 31,
	2011	2010
Operating activities
Net income	$6,554	$2,705
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,095	1,146
Depreciation and amortization	880	900
Deferred tax expense (benefit)	33	(82)
Premium amortization and accretion of securities, net	1,183	763
Gain on sale of available for sale securities	(3,415)	—
ESOP compensation expense	588	346
Share-based compensation expense	429	442
Net gain on loans held for sale	(1,949)	(2,655)
Loans originated or purchased for sale	(1,623,545)	(1,473,753)
Proceeds from sale of loans held for sale	1,798,481	1,459,021
FHLB stock dividends	(21)	(17)
Increase in bank-owned life insurance	(118)	(58)
Loss on sale and disposition of assets	62	115
Net change in deferred loan fees	(206)	(46)
Net change in accrued interest receivable	1,263	(188)
Net change in other assets	2,260	(3,848)
Net change in other liabilities	(389)	(258)

Net cash provided by (used in) operating activities	183,185	(15,467)
Investing activities
Available-for-sale securities:
Maturities, prepayments and calls	42,550	56,556
Purchases	(119,424)	(118,486)
Proceeds from sale of securities	93,008	—
Held-to-maturity securities:
Maturities, prepayments and calls	23,162	12,984
Purchases	(114,852)	(10,440)
Net change in loans	4,940	(1,558)
Redemption of FHLB stock	6,702	347
Purchases of premises and equipment	(346)	(392)
Proceeds on sale of other real estate owned	253	1,305

Net cash (used in) investing activities	(64,007)	(59,684)
Financing activities
Net change in deposits	15,469	103,613
Proceeds from FHLB advances	41,000	4,000
Repayments on FHLB advances	(203,799)	(12,331)
Payment of dividends	(1,742)	(537)

Net cash provided by (used in) financing activities	(149,072)	94,745

Net change in cash and cash equivalents	(29,894)	19,594
Beginning cash and cash equivalents	68,650	55,470

Ending cash and cash equivalents	$38,756	$75,064

Supplemental cash flow information:
Interest paid	$8,871	$11,040
Income taxes paid	$45	$—
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$132	$717
See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
1. Basis of Financial Statement Presentation
The accompanying consolidated financial statements of ViewPoint Financial Group, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal and recurring adjustments which are considered necessary to fairly present the results for the interim periods presented have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in ViewPoint Financial Group, Inc.’s 2010 Annual Report on Form 10-K (“2010 Form 10-K). Interim results are not necessarily indicative of results for a full year.
In preparing the financial statements, management is required to make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Company in preparation of its consolidated financial statements, refer to the 2010 Form 10-K.
The accompanying Unaudited Consolidated Interim Financial Statements include the accounts of ViewPoint Financial Group, Inc., whose business primarily consists of the operations of its wholly owned subsidiary, ViewPoint Bank (the “Bank”). The Bank’s operations include its wholly owned subsidiary, ViewPoint Bankers Mortgage, Inc., doing business as “ViewPoint Mortgage (“VPM”). All significant intercompany transactions and balances are eliminated in consolidation. Some items in prior years have been reclassified to conform to current presentation.
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
The Company sold a total of 19,857,337 shares of common stock in the offering at $10.00 per share. Proceeds from the offering, net of $7,773 in expenses, totaled $190,800. The Company used $15,886 of the proceeds to fund a loan to the Employee Stock Ownership Plan (“ESOP”) to purchase shares in the Conversion.
3. Earnings per Common Share
Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unvested restricted stock awards. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock awards and options) were exercised or converted to common stock, or resulted in the issuance of common stock that then shared in the

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Company’s earnings. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unexercised stock options and unvested restricted stock awards. The dilutive effect of the unexercised stock options and unvested restricted stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. Unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in Accounting Standards Codification (“ASC”) 260-10-45-60B. A reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation for the three months ended March 31, 2011 and 2010 is as follows.

	Three Months Ended
	March 31,
	2011	2010
Basic earnings per share:
Numerator:
Net income	$6,554	$2,705
Distributed and undistributed earnings to participating securities	(43)	(34)

Income available to common shareholders	$6,511	$2,671

Denominator:
Weighted average common shares outstanding	34,839,491	29,216,909
Less: Average unallocated ESOP shares	(2,270,567)	(843,605)
Average unvested restricted stock awards	(215,593)	(361,362)

Average shares for basic earnings per share	32,353,331	28,011,942

Basic earnings per common share	$0.20	$0.10

Diluted earnings per share:
Numerator:
Income available to common shareholders	$6,511	$2,671

Denominator:
Average shares for basic earnings per share	32,353,331	28,011,942
Dilutive effect of share-based compensation plan	79,462	21,771

Average shares for diluted earnings per share	32,432,793	28,033,713

Diluted earnings per common share	$0.20	$0.10

All of the stock options outstanding at March 31, 2011 and 2010, were excluded in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock and were, therefore, antidilutive.
4. Dividends
On January 20, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share. The dividend was paid on February 17, 2011, to the Company’s shareholders of record as of February 3, 2011. On April 21, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share. The dividend will be paid on May 19, 2011, to the Company’s shareholders of record as of May 5, 2011.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
5. Securities
The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss), net of taxes, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2011	Cost	Gains	Losses	Fair Value
Agency residential mortgage-backed securities	$263,876	$2,312	$(1,280)	$264,908
Agency residential collateralized mortgage obligations	431,724	1,488	(2,964)	430,248
SBA pools	4,827	41	—	4,868

Total available for sale securities	$700,427	$3,841	$(4,244)	$700,024

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2010	Cost	Gains	Losses	Fair Value
Agency residential mortgage-backed securities	$351,385	$4,545	$(1,433)	$354,497
Agency residential collateralized mortgage obligations	357,340	3,031	(2,479)	357,892
SBA pools	5,084	24	—	5,108

Total available for sale securities	$713,809	$7,600	$(3,912)	$717,497

The amortized cost, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2011	Cost	Gains	Losses	Fair Value
U.S. government and federal agency	$9,999	$98	$—	$10,097
Agency residential mortgage-backed securities	197,809	5,621	(431)	202,999
Agency residential collateralized mortgage obligations	265,397	1,760	(7,103)	260,054
Municipal bonds	50,484	1,171	(374)	51,281

Total held to maturity securities	$523,689	$8,650	$(7,908)	$524,431

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2010	Cost	Gains	Losses	Fair Value
U.S. government and federal agency	$9,997	$168	$—	$10,165
Agency residential mortgage-backed securities	162,841	5,305	(380)	167,766
Agency residential collateralized mortgage obligations	209,193	1,951	(4,864)	206,280
Municipal bonds	50,488	578	(981)	50,085

Total held to maturity securities	$432,519	$8,002	$(6,225)	$434,296

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
The fair value of debt securities and carrying amount, if different, at March 31, 2011, by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.

			Available
	Held to maturity		for sale
	Carrying
	Amount	Fair Value	Fair Value
Due from one to five years	$13,193	$13,471	$—
Due from five to ten years	9,564	9,959	4,868
Due after ten years	37,726	37,948	—
Agency residential mortgage-backed securities	197,809	202,999	264,908
Agency residential collateralized mortgage obligations	265,397	260,054	430,248

Total	$523,689	$524,431	$700,024

Proceeds from the sale of available for sale securities during the three months ended March 31, 2011, totaled $93,008, resulting in gross gains totaling $3,415. There was no sales activity during the three months ended March 31, 2010. The specific identification method was used to determine cost in order to compute the realized gains.
Public fund certificates totaled $382.3 million at March 31, 2011, and were secured by securities pledged by the Company with a market value of $439.0 million as of March 31, 2011.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Securities available for sale and held to maturity with unrealized losses at March 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows.

AFS	Less than 12 Months			12 Months or More			Total
		Unrealized			Unrealized			Unrealized
March 31, 2011	Fair Value	Loss	Number	Fair Value	Loss	Number	Fair Value	Loss	Number
Agency residential mortgage-backed securities	$114,177	$(1,280)	19	$—	$—	—	$114,177	$(1,280)	19
Agency residential collateralized mortgage obligations	191,404	(2,745)	29	30,798	(219)	11	222,202	(2,964)	40

Total temporarily impaired	$305,581	$(4,025)	48	$30,798	$(219)	11	$336,379	$(4,244)	59

HTM	Less than 12 Months			12 Months or More			Total
		Unrealized			Unrealized			Unrealized
March 31, 2011	Fair Value	Loss	Number	Fair Value	Loss	Number	Fair Value	Loss	Number
Agency residential mortgage-backed securities	$30,320	$(431)	5	$—	$—	—	$30,320	$(431)	5
Agency residential collateralized mortgage obligations	200,390	(7,103)	21	—	—	—	200,390	(7,103)	21
Municipal bonds	14,135	(374)	33	—	—	—	14,135	(374)	33

Total temporarily impaired	$244,845	$(7,908)	59	$—	$—	—	$244,845	$(7,908)	59

The unrealized losses at March 31, 2011, are substantially due to changes in market interest rates since the date of purchase that have adversely affected the market values of those securities. The unrealized losses are not due to adverse changes in the credit risk of any securities.
Securities available for sale and held to maturity with unrealized losses at December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows.

AFS	Less than 12 Months			12 Months or More			Total
		Unrealized			Unrealized			Unrealized
December 31, 2010	Fair Value	Loss	Number	Fair Value	Loss	Number	Fair Value	Loss	Number
Agency residential mortgage-backed securities	$161,854	$(1,433)	32	$—	$—	—	$161,854	$(1,433)	32
Agency residential collateralized mortgage obligations	125,819	(2,372)	18	32,358	(107)	11	158,177	(2,479)	29

Total temporarily impaired	$287,673	$(3,805)	50	$32,358	$(107)	11	$320,031	$(3,912)	61

HTM	Less than 12 Months			12 Months or More			Total
		Unrealized			Unrealized			Unrealized
December 31, 2010	Fair Value	Loss	Number	Fair Value	Loss	Number	Fair Value	Loss	Number
Agency residential mortgage-backed securities	$28,394	$(380)	4	$—	$—	—	$28,394	$(380)	4
Agency residential collateralized mortgage obligations	137,099	(4,864)	15	—	—	—	137,099	(4,864)	15
Municipal bonds	30,316	(981)	72	—	—	—	30,316	(981)	72

Total temporarily impaired	$195,809	$(6,225)	91	$—	$—	—	$195,809	$(6,225)	91

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
6. Loans
Loans consist of the following:

	March 31,	December 31,
	2011	2010
Real estate loans:
One- to four-family	$370,852	$370,149
Commercial real estate	483,140	479,071
One- to four-family construction	10,662	11,435
Commercial construction	1,659	569
Home equity/home improvement	140,518	139,165

Total real estate loans	1,006,831	1,000,389

Other loans:
Automobile indirect loans	867	1,606
Automobile direct loans	36,520	40,944
Government-guaranteed student loans	—	4,557
Commercial non-mortgage loans	38,539	39,279
Consumer lines of credit and unsecured loans	12,999	14,197
Other consumer loans, secured	5,758	6,062

Total other loans	94,683	106,645

Gross loans	1,101,514	1,107,034
Deferred net loan origination fees	133	(73)
Allowance for loan losses	(15,494)	(14,847)

Net loans held for investment	$1,086,153	$1,092,114

Mortgage loans held for sale:
ViewPoint Mortgage	18,509	31,073
Warehouse Purchase Program	300,489	460,912

Total mortgage loans held for sale	$318,998	$491,985

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Activity in the allowance for loan losses for the three months ended March 31, 2011 and 2010 segregated by portfolio segment and evaluation for impairment is as follows:

		Home
	One- to	Equity/Home	Commercial	Commerical
March 31, 2011	Four- Family	Improvement	Real Estate	Non-Mortgage	Consumer	Total
Allowance for loan losses:
Beginning balance — January 1, 2011	$3,307	$936	$7,949	$1,652	$1,003	$14,847
Charge-offs	(12)	(77)	(15)	(188)	(281)	(573)
Recoveries	16	—	27	4	78	125
Provision expense	(91)	34	707	377	68	1,095

Ending balance — March 31, 2011	$3,220	$893	$8,668	$1,845	$868	$15,494

Ending balance: individually evaluated for impairment	$454	$44	$1,425	$193	$14	$2,130
Ending balance: collectively evaluated for impairment	2,766	849	7,243	1,652	854	13,364
Loans:
Ending balance	$381,514	$140,518	$484,799	$38,539	$56,144	$1,101,514
Ending balance: individually evaluated for impairment	4,443	1,153	10,845	455	316	17,212
Ending balance: collectively evaluated for impairment	377,071	139,365	473,954	38,084	55,828	1,084,302

		Home
	One- to	Equity/Home	Commercial	Commerical
March 31, 2010	Four- Family	Improvement	Real Estate	Non-Mortgage	Consumer	Total
Allowance for loan losses:
Beginning balance — January 1, 2010	$2,379	$730	$6,457	$1,382	$1,362	$12,310
Charge-offs	(76)	(28)	—	(44)	(467)	(615)
Recoveries	3	—	—	—	85	88
Provision expense	(99)	77	613	307	248	1,146

Ending balance — March 31, 2010	$2,207	$779	$7,070	$1,645	$1,228	$12,929

Ending balance: individually evaluated for impairment	$88	$110	$394	$74	$77	$743
Ending balance: collectively evaluated for impairment	2,119	669	6,676	1,571	1,151	12,186
Loans:
Ending balance	$394,180	$135,276	$462,087	$43,453	$86,947	$1,121,943
Ending balance: individually evaluated for impairment	5,167	435	5,413	369	591	11,975
Ending balance: collectively evaluated for impairment	389,013	134,841	456,674	43,084	86,356	1,109,968

VIEWPOINT FINANCIAL GROUP, INC.
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
Management evaluates current information and events regarding a borrower’s ability to repay its obligations and considers a loan to be impaired when the ultimate collectability of amounts due, according to the contractual terms of the loan agreement, is in doubt. If an impaired loan is collateral-dependent, the fair value of the collateral, less the estimated cost to sell, is used to determine the amount of impairment. For permanently impaired loans, the amount of the impairment can be adjusted, based on current data, until such time as the actual basis is established by acquisition of the collateral. Impairment losses are reflected in the allowance for loan losses through a charge to the provision for loan losses. Subsequent recoveries are credited to the allowance for loan losses. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied first to principal and then to interest income.
The allowance for loan losses is maintained to cover losses that are estimated in accordance with U.S. generally accepted accounting principles. It is our estimate of credit losses in our loan portfolio at each balance sheet date. Our methodology for analyzing the allowance for loan losses consists of general and specific components.
For the general component, we stratify the loan portfolio into homogeneous groups of loans that possess similar loss potential characteristics and apply a loss ratio to these groups of loans to estimate the credit losses in the loan portfolio. We use both historical loss ratios and qualitative loss factors assigned to major loan collateral types to establish loss allocations. The historical loss ratio is generally defined as an average percentage of net annual loan losses to loans outstanding. Qualitative loss factors are based on management’s judgment of company-specific data and external economic indicators which may not yet be reflective in the historical loss ratios and how this information could impact the Company’s specific loan portfolios. The Allowance for Loan Loss Committee sets and adjusts qualitative loss factors by reviewing changes in loan composition and the seasonality of specific portfolios. The Allowance for Loan Loss Committee also considers credit quality and trends relating to delinquency, non-performing and/or classified loans and bankruptcy within the Company’s loan portfolio when evaluating qualitative loss factors. Additionally, the Allowance for Loan Loss Committee adjusts qualitative factors to account for the potential impact of external economic factors, including the unemployment rate, housing price, vacancy rates and inventory levels specific to our primary market area.
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

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Impaired loans at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Real estate loans:
One- to four- family	$1,311	$1,311	$—	$2,078	$17
Home equity/home improvement	1,038	1,038	—	778	8
Commercial	771	771	—	771	19

Total real estate loans	3,120	3,120	—	3,627	44

Commercial non-mortgage	—	—	—	—	—

Impaired loans with no related allowance recorded	3,120	3,120	—	3,627	44

With an allowance recorded:
Real estate loans:
One- to four- family	3,132	3,132	454	2,797	20
Home equity/home improvement	115	115	44	418	—
Commercial	10,074	10,074	1,425	10,118	100

Total real estate loans	13,321	13,321	1,923	13,333	120

Consumer loans:
Automobile indirect	58	58	2	74	—
Automobile direct	154	154	6	132	—
Other secured	12	12	1	12	—
Lines of credit/unsecured	92	92	5	97	—

Total consumer loans	316	316	14	315	—

Commercial non-mortgage	455	455	193	374	3

Impaired loans with allowance recorded	14,092	14,092	2,130	14,022	123

Total:
Residential real estate	5,596	5,596	498	6,071	45
Commercial real estate	10,845	10,845	1,425	10,889	119
Consumer	316	316	14	315	—
Commercial non-mortgage	455	455	193	374	3

	$17,212	$17,212	$2,130	$17,649	$167

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

	December 31, 2010
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded :
Real estate loans:
One- to four- family	$3,188	$3,188	$—	$3,651	$107
Home equity/home improvement	455	455	—	366	16
Commercial	1,635	1,635	—	2,710	203

Total real estate loans	5,278	5,278	—	6,727	326

Commercial non-mortgage	—	—	—	54	8

Impaired loans with no related allowance recorded	5,278	5,278	—	6,781	334

With an allowance recorded :
Real estate loans:
One- to four- family	2,893	2,893	474	1,631	59
Home equity/home improvement	851	851	95	381	2
Commercial	9,295	9,295	1,407	6,432	134

Total real estate loans	13,039	13,039	1,976	8,444	195

Consumer loans:
Automobile indirect	88	88	6	141	—
Automobile direct	117	117	10	145	—
Other secured	13	13	2	8	—
Lines of credit/unsecured	108	108	5	120	—

Total consumer loans	326	326	23	414	—

Commercial non-mortgage	272	272	8	299	6

Impaired loans with allowance recorded	13,637	13,637	2,007	9,157	201

Total:
Residential real estate	7,387	7,387	569	6,029	184
Commercial real estate	10,930	10,930	1,407	9,142	337
Consumer	326	326	23	414	—
Commercial non-mortgage	272	272	8	353	14

	$18,915	$18,915	$2,007	$15,938	$535

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Average impaired loans outstanding during the three months ended March 31, 2010 totaled $12,914.
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
Non-performing (nonaccrual) loans were as follows. There were no loans past due over 90 days that were still accruing interest at March 31, 2011 or December 31, 2010.

	March 31,	December 31,
	2011	2010
Real Estate loans:
One- to four- family	$4,081	$5,938
Commercial	10,074	9,812
Home equity/home improvement	1,153	1,306

Total real estate loans	15,308	17,056

Consumer loans:
Automobile indirect	55	84
Automobile direct	118	95
Consumer other secured	2	13
Consumer lines of credit/unsecured	92	108

Total consumer loans	267	300

Commercial non-mortgage	455	272

Total	$16,030	$17,628

Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. At March 31, 2011, $10,110 of the $16,030 reported for nonaccrual loans are troubled debt restructurings that are on nonaccrual status. An additional $183 of performing troubled debt restructurings are not included as non-performing loans at March 31, 2011; these loans have been performing for at least six months and the Company is accruing interest on these loans. At December 31, 2010, $8,669 of the $17,628 reported for nonaccrual loans are troubled debt restructurings that are on nonaccrual status. An additional $1,287 of performing troubled debt restructurings are not included as non-performing loans at December 31, 2010. Performing troubled debt restructurings are removed from troubled debt restructuring status after performing for one year.
The Company has recorded $1,445 and $947 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2011 and December 31, 2010, respectively. Management does not have any outstanding commitments to lend additional funds to debtors with loans whose terms have been modified in troubled debt restructurings.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Below is an analysis of the age of recorded investment in loans that were past due at March 31, 2011 and December 31, 2010:

			90 Days
	30-59 Days	60-89 Days	and Greater	Total
March 31, 2011	Past Due	Past Due	Past Due	Loans Past Due	Current Loans	Total Loans
Real estate loans:
One- to four- family	$6,843	$113	$3,542	$10,498	$371,016	$381,514
Commercial	—	—	899	899	483,900	484,799
Home equity/home improvement	1,154	122	948	2,224	138,294	140,518

Total real estate loans	7,997	235	5,389	13,621	993,210	1,006,831

Other loans:
Consumer loans:
Automobile indirect	19	5	53	77	790	867
Automobile direct	118	19	106	243	36,277	36,520
Other secured	—	—	2	2	5,756	5,758
Lines of credit/unsecured	81	29	92	202	12,797	12,999

Total consumer loans	218	53	253	524	55,620	56,144

Commercial non-mortgage	76	147	91	314	38,225	38,539

Total	$8,291	$435	$5,733	$14,459	$1,087,055	$1,101,514

			90 Days	Total
	30-59 Days	60-89 Days	and Greater	Loans Past
December 31, 2010	Past Due	Past Due	Past Due	Due	Current Loans	Total Loans
Real estate loans:
One- to four- family	$3,248	$3,068	$3,952	$10,268	$371,316	$381,584
Commercial	2,869	—	1,645	4,514	475,126	479,640
Home equity/home improvement	1,009	175	1,047	2,231	136,934	139,165

Total real estate loans	7,126	3,243	6,644	17,013	983,376	1,000,389

Other loans:
Consumer loans:
Automobile indirect	56	3	78	137	1,469	1,606
Automobile direct	193	15	64	272	40,672	40,944
Other secured	32	—	2	34	10,585	10,619
Lines of credit/unsecured	84	47	108	239	13,958	14,197

Total consumer loans	365	65	252	682	66,684	67,366

Commercial non-mortgage	174	—	52	226	39,053	39,279

Total	$7,665	$3,308	$6,948	$17,921	$1,089,113	$1,107,034

There were no accruing loans that were greater than 90 days past due at March 31, 2011 and December 31, 2010.
For loans collateralized by real property and commercial non-mortgage loans, credit exposure is monitored by internally assigned grades used for classification of loans and other assets. A loan is considered “special mention” if it is a potential problem loan that is currently performing and does not meet the criteria for impairment, but where some concern exists. A loan is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” loans include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Loans classified as “doubtful” have all of the weaknesses of those classified as “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” All other loans that do not fall into the above mentioned categories are considered “pass” loans. Updates to internally assigned grades are made monthly and/or upon significant developments.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
For consumer loans, credit exposure is monitored by payment history of the loans. Non-performing consumer loans are on nonaccrual status and are generally greater than 90 days past due.
The recorded investment in loans by credit quality indicators at March 31, 2011 and December 31, 2010 are as follows:
Real Estate and Commercial Non-Mortgage Credit Exposure
Credit Risk Profile by Internally Assigned Grade

				Home
		Commercial Real	Commercial	Equity/Home
March 31, 2011	One- to Four- Family	Estate	Non-Mortgage	Improvement
Grade:
Pass	$375,838	$471,492	$37,850	$139,215
Special Mention	1,233	2,462	234	150
Substandard	1,455	10,120	307	187
Doubtful	2,988	725	148	966

Total	$381,514	$484,799	$38,539	$140,518

				Home
		Commercial Real	Commercial	Equity/Home
December 31, 2010	One- to Four- Family	Estate	Non-Mortgage	Improvement
Grade:
Pass	$374,790	$466,230	$38,768	$137,796
Special Mention	713	2,479	239	63
Substandard	3,663	10,185	220	337
Doubtful	2,418	746	52	969

Total	$381,584	$479,640	$39,279	$139,165

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

				Lines of
March 31, 2011	Automobile Indirect	Automobile Direct	Other Secured	Credit/Unsecured
Performing	$812	$36,402	$5,756	$12,907
Non-performing	55	118	2	92

Total	$867	$36,520	$5,758	$12,999

				Lines of
December 31, 2010	Automobile Indirect	Automobile Direct	Other Secured	Credit/Unsecured
Performing	$1,522	$40,849	$10,606	$14,089
Non-performing	84	95	13	108

Total	$1,606	$40,944	$10,619	$14,197

VIEWPOINT FINANCIAL GROUP, INC.
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
The Company elected the fair value option for certain residential mortgage loans held for sale originated after May 1, 2010 in accordance with Statement of Financial Accounting Standard No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities,” as of May 1, 2010 (as codified in ASC 820.) This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC 815, “Derivatives and Hedging.” The Company has not elected the fair value option for other loans held for sale primarily because they are not economically hedged using derivative instruments.
Fair values of certain loans held for sale are based on traded market prices of similar assets, where available, and/or discounted cash flows at market interest rates. At March 31, 2011, certain loans held for sale for which the fair value option was elected had an aggregate fair value of $14,020 and an aggregate outstanding principal balance of $14,001 and were recorded in mortgage loans held for sale in the consolidated balance sheet. At December 31, 2010, certain loans held for sale for which the fair value option was elected had an aggregate fair value of $16,877 and an aggregate outstanding principal balance of $17,092. Interest income on certain mortgage loans held for sale is recognized based on contractual rates and reflected in interest income on mortgage loans held for sale in the consolidated income statement. Net losses of $75 resulting from changes in fair value of these loans were recorded in mortgage income during the three months ended March 31, 2011, offset by economic hedging gains in the amount of $164.
Mortgage loans held for sale for which the fair value option was elected are typically pooled together and sold into the mortgage market, depending upon underlying attributes of the loan, such as agency eligibility, product type, interest rate, and credit quality. These mortgage loans held for sale are valued predominantly using quoted market prices for similar instruments. As these prices are derived from quoted market prices, the Company classifies these valuations as Level 2 in the fair value disclosures.
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

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2011, Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	March 31, 2011	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets:
Agency residential mortgage-backed securities	$264,908	$—	$264,908	$—
Agency residential collateralized mortgage obligations	430,248	—	430,248	—
SBA pools	4,868	—	4,868	—

Total securities available for sale	$700,024	$—	$700,024	$—

Loans held for sale	$14,020	$—	$14,020	$—
Derivative instruments	$47	$—	$47	$—

		Fair Value Measurements at December 31, 2010, Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	December 31, 2010	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets:
Agency residential mortgage-backed securities	$354,497	$—	$354,497	$—
Agency residential collateralized mortgage obligations	357,892	—	357,892	—
SBA pools	5,108	—	5,108	—

Total securities available for sale	$717,497	$—	$717,497	$—

Loans held for sale	$16,877	$—	$16,877	$—
Derivative instruments	$116	$—	$116	$—
Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2011, Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	March 31, 2011	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets:
Impaired loans	$11,962	$—	$—	$11,962
Other real estate owned	2,465	—	2,219	246

		Fair Value Measurements at December 31, 2010, Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	December 31, 2010	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets:
Impaired loans	$11,630	$—	$—	$11,630
Other real estate owned	2,668	—	2,219	449
Impaired loans, which primarily consist of commercial real estate, one- to four-family residential, home equity/home improvement and commercial non-mortgage loans, are measured for impairment using the fair value of the collateral (as determined by third party appraisals using recent comparative sales data and other measures) for collateral dependent loans. Impaired loans with allocated allowance for loan losses at March 31, 2011, had a carrying amount of $11,962, which is made up of the outstanding balance of $14,092, net of a valuation allowance of $2,130. Impaired loans with allocated allowance for loan losses at December 31, 2010, had a carrying amount of $11,630, which is made up of the outstanding balance of $13,637, net of a valuation allowance of $2,007.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
At March 31, 2011, other real estate owned, which is measured at the lower of book or fair value less costs to sell, had a net book value of $2,465, which is made up of the outstanding balance of $2,888, net of a valuation allowance of $423. Of the $423, $20 resulted from write-downs during the three months ended March 31, 2011. At December 31, 2010, other real estate owned, which is measured at the lower of book or fair value less costs to sell, had a net book value of $2,668, which is made up of the outstanding balance of $3,120 net of a valuation allowance of $452, resulting in net write-downs of $502 for the year ended December 31, 2010.
Activity for other real estate owned at March 31, 2011 and the related valuation allowance follows:

Other real estate owned:
Balance at January 1, 2011	$2,668
Transfers in at fair value	132
Change in valuation allowance	29
Sale of property (gross)	(364)

Balance at March 31, 2011	$2,465

Valuation allowance:
Balance at January 1, 2011	$452
Sale of property	(49)
Valuation adjustment	20

Balance at March 31, 2011	$423

Carrying amount and estimated fair values of financial instruments were as follows:

	March 31, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets
Cash and cash equivalents	$38,756	$38,756	$68,650	$68,650
Securities available for sale	700,024	700,024	717,497	717,497
Securities held to maturity	523,689	524,431	432,519	434,296
Loans held for sale	318,998	319,328	491,985	492,367
Loans, net	1,086,153	1,099,759	1,092,114	1,107,640
FHLB stock	13,888	N/A	20,569	N/A
Bank-owned life insurance	28,619	28,619	28,501	28,501
Accrued interest receivable	7,985	7,985	9,248	9,248
Derivative instruments	47	47	116	116

Financial liabilities
Deposits	$(2,033,019)	$(2,011,999)	$(2,017,550)	$(2,087,160)
FHLB advances	(298,420)	(307,003)	(461,219)	(470,729)
Repurchase agreement	(25,000)	(26,984)	(25,000)	(27,255)
Other borrowings	(10,000)	(10,000)	(10,000)	(10,000)
Accrued interest payable	(1,588)	(1,588)	(1,541)	(1,541)

VIEWPOINT FINANCIAL GROUP, INC.
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
8. Derivative Financial Instruments
In May 2010, the Company began entering into interest rate lock commitments (“IRLCs”) with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked into that interest rate. These commitments are carried at fair value in accordance with ASC 815, Derivatives and Hedging. The estimated fair values of IRLCs are based on quoted market values and are recorded in other assets in the consolidated balance sheets. The initial and subsequent changes in the value of IRLCs are a component of net gain on sale of loans.
The Company actively manages the risk profiles of its IRLCs and mortgage loans held for sale on a daily basis. To manage the price risk associated with IRLCs, the Company enters into forward sales of mortgage-backed securities in an amount similar to the portion of the IRLC expected to close, assuming no change in mortgage interest rates. In addition, to manage the interest rate risk associated with mortgage loans held for sale, the Company enters into forward sales of mortgage-backed securities to deliver mortgage loan inventory to investors. The estimated fair values of forward sales of mortgage-backed securities and forward sale commitments are based on quoted market values and are recorded as an other asset or an accrued liability in the consolidated balance sheets. The initial and subsequent changes in value on forward sales of mortgage-backed securities are a component of net gain on sale of loans.
The following table provides the outstanding notional balances and fair values of outstanding positions for the dates indicated, and recorded gains (losses) during the periods indicated.

		Outstanding
	Expiration	Notional		Recorded
March 31, 2011	Dates	Balance	Fair Value	Gains/(Losses)
Other Assets
IRLCs	2011	$16,624	$56	$56
Loan sale commitments	2011	4,688	31	(75)
Forward mortgage-backed securities trades	2011	16,750	(8)	164

		Outstanding
	Expiration	Notional		Recorded
December 31, 2010	Dates	Balance	Fair Value	Gains/(Losses)
Other Assets
IRLCs	2011	$16,082	$11	$11
Loan sale commitments	2011	10,207	(79)	1,367
Forward mortgage-backed securities trades	2011	23,102	105	(1,176)

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
9. Repurchase Agreement
In April 2008, the Company entered into a ten-year term structured repurchase callable agreement with Credit Suisse Securities (U.S.A.) LLC for $25,000 to leverage the balance sheet and reduce the cost of funds. The interest rate was fixed at 1.62% for the first year of the agreement. After the first year, the interest rate adjusts quarterly to 6.25% less the three month Libor rate, subject to a lifetime cap of 3.22%. The rate was 3.22% at March 31, 2011 and December 31, 2010. The securities sold under agreement to repurchase had an average balance of $32,548 and an average interest rate of 2.14% during the three months ended March 31, 2011. The maximum month-end balance during the three months ended March 31, 2011 was $32,794. At maturity, the securities underlying the agreement are returned to the Company. The fair value of these securities sold under the agreement to repurchase was $32,042 at March 31, 2011. The Company retains the right to substitute securities under the terms of the agreement.
10. FHLB Advances
At March 31, 2011, advances from the FHLB totaled $298,420, net of a restructuring prepayment penalty of $4,999, and had interest rates ranging from 0.05% to 5.99% with a weighted average rate of 2.84%. At December 31, 2010, advances from the FHLB totaled $461,219, net of a restructuring prepayment penalty of $5,259, and had interest rates ranging from 0.16% to 5.99% with a weighted average rate of 1.95%. At March 31, 2011 and December 31, 2010, the Company had $22,000 in variable rate FHLB advances; the remainder of FHLB advances at those dates had fixed rates.
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
Each advance is payable at its maturity date and is subject to prepayment penalties. The advances were collateralized by mortgage and commercial loans with FHLB collateral values of $618,918 and $654,913 under a blanket lien arrangement at the periods ended March 31, 2011 and December 31, 2010. Based on this collateral, the Company was eligible to borrow an additional $968,092 and $756,432 at March 31, 2011 and December 31, 2010. In addition, FHLB stock also secures debts to the FHLB. The current agreement provided for a maximum borrowing amount of approximately $1,271,637 and $1,223,035 at March 31, 2011 and December 31, 2010.
At March 31, 2011, the advances are structured to contractually pay down as follows:

		Weighted
		Average
	Balance	Rate
2011	$55,299	1.05%
2012	36,720	2.22
2013	17,134	4.47
2014	36,516	2.86
2015	61,742	3.66
Thereafter	96,008	3.27

	303,419	2.84%
Restructruing prepayment penalty	(4,999)

Total	$298,420

VIEWPOINT FINANCIAL GROUP, INC.
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
The compensation cost that has been charged against income for the restricted stock portion of the Equity Incentive Plan was $350 and $391 for the three months ended March 31, 2011 and 2010, respectively. The compensation cost that has been charged against income for the stock option portion of the Equity Incentive Plan was $80 and $51 for the three months ended March 31, 2011 and 2010, respectively. The total income tax benefit recognized in the income statement for share-based compensation was $151 and $150 for the three months ended March 31, 2011 and 2010, respectively.
A summary of the status of the non-vested shares of the restricted stock portion of the Equity Incentive Plan at March 31, 2011, is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2011	218,393	$13.14
Granted	—	—
Vested	(2,800)	11.81
Forfeited	—	—

Non-vested at March 31, 2011	215,593	$13.15

The grant date fair value is based on the last sale price as quoted on the NASDAQ Stock Market on the grant date. As of March 31, 2011, there was $1,640 of total unrecognized compensation expense related to non-vested shares awarded under the restricted stock portion of the Equity Incentive Plan. That expense is expected to be recognized over a weighted-average period of 1.2 years.
A summary of the activity under the stock option portion of the Equity Incentive Plan as of March 31, 2011, and changes for the three months then ended is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at January 1, 2011	457,555	$12.01	7.6	$170
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(6,440)	11.13	—	12

Outstanding at March 31, 2011	451,115	$12.02	7.4	$481

Fully vested and expected to vest	408,319	$12.16	7.2	$410

Exercisable at March 31, 2011	62,059	$12.93	6.3	$14

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
As of March 31, 2011, there was $411 of total unrecognized compensation expense related to non-exercisable shares awarded under the stock option portion of the Equity Incentive Plan. That expense is expected to be recognized over a weighted-average period of 2.1 years.
12. Income Taxes
The net deferred tax assets totaled $8,006 and $6,580 at March 31, 2011 and December 31, 2010, respectively. No valuation allowance was provided on deferred tax assets as of March 31, 2011 or December 31, 2010, as the Company expects to realize the future tax benefits. The Company estimates the annual effective tax rate for 2011 will be between 32.0% and 33.0%. The actual effective tax rate for the three months ended March 31, 2011 is lower than the estimated annual effective tax rate due to various immaterial adjustments to deferred tax assets and liabilities recorded during the quarter.
13. Segment Information
The reportable segments are determined by the products and services offered, primarily distinguished between banking and VPM, our mortgage banking subsidiary. Loans, investments and deposits generate the revenues in the banking segment; secondary marketing sales primarily generate the revenue in the VPM segment. Segment performance is evaluated using segment profit (loss). Information reported internally for performance assessment for the three months ended March 31, 2011 and 2010 follows:

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

	Three Months Ended
	March 31, 2011
				Total
			Eliminations	Segments
			and	(Consolidated
Results of Operations:	Banking	VPM	Adjustments[1]	Total)
Total interest income	$27,828	$449	$(382)	$27,895
Total interest expense	8,974	382	(438)	8,918
Provision for loan losses	1,093	2	—	1,095

Net interest income after provision for loan losses	17,761	65	56	17,882
Other revenue	8,135	1	382	8,518
Net gain (loss) on sale of mortgage loans	(536)	2,485	—	1,949
Total noninterest expense	15,460	3,132	269	18,861

Income before income tax expense (benefit)	9,900	(581)	169	9,488
Income tax expense (benefit)	3,194	(187)	(73)	2,934

Net income (loss)	$6,706	$(394)	$242	$6,554

Segment assets	$2,797,148	$38,774	$(39,906)	$2,796,016
Noncash items:
Net gain (loss) on sale of mortgage loans	(536)	2,485	—	1,949
Depreciation	804	76	—	880
Provision for loan losses	1,093	2	—	1,095

	Three Months Ended
	March 31, 2010
				Total
			Eliminations	Segments
			and	(Consolidated
Results of Operations:	Banking	VPM	Adjustments[1]	Total)
Total interest income	$25,770	$366	$73	$26,209
Total interest expense	11,056	309	(248)	11,117
Provision for loan losses	1,105	41	—	1,146

Net interest income after provision for loan losses	13,609	16	321	13,946
Other revenue	4,917	(1)	(15)	4,901
Net gain (loss) on sale of mortgage loans	(156)	2,811	—	2,655
Total noninterest expense	13,997	3,403	112	17,512

Income before income tax expense (benefit)	4,373	(577)	194	3,990
Income tax expense (benefit)	1,543	(194)	(64)	1,285

Net income (loss)	$2,830	$(383)	$258	$2,705

Segment assets	$2,477,209	$39,541	$(39,337)	$2,477,413
Noncash items:
Net gain (loss) on sale of mortgage loans	(156)	2,811	—	2,655
Depreciation	833	67	—	900
Provision for loan losses	1,105	41	—	1,146

[1]	Includes eliminating entries for intercompany transactions and stand-alone expenses of the Company

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
14. Recent Accounting Developments
In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This ASU amends ASC 310-40, Receivables — Troubled Debt Restructurings by Creditors to clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. In addition, the amendments to Topic 310 clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring. The guidance on identifying and disclosing troubled debt restructurings is effective for interim and annual periods beginning on or after June 15, 2011 and applies retrospectively to restructurings occurring on or after the beginning of the year. The guidance on measuring the impairment of a receivable restructured in a troubled debt restructuring is effective on a prospective basis. Early adoption is allowed. This ASU also sets the effective dates for troubled debt restructuring disclosures required by the recent guidance on credit quality disclosures outlined in ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. These requirements are effective for interim and annual periods beginning on or after June 15, 2011, the same date as the clarifying guidance. The Company is currently evaluating this guidance and does not expect the adoption of this ASU to have a significant impact to the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Private Securities Litigation Reform Act Safe Harbor Statement
When used in filings by the Company with the Securities and Exchange Commission (the “SEC”) in the Company’s press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “intends” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions, legislative changes, changes in policies by regulatory agencies, fluctuations in interest rates, the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses, the Company’s ability to access cost-effective funding, fluctuations in real estate values and both residential and commercial real estate market conditions, demand for loans and deposits in the Company’s market area, competition, changes in management’s business strategies and other factors set forth under Risk Factors in the Company’s Annual Report on Form 10-K, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to advise readers that the factors listed above could materially affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.
The Company does not undertake — and specifically declines any obligation — to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
Overview
The Company, a Maryland corporation, is the full stock holding company for its wholly owned subsidiary, ViewPoint Bank (the “Bank”). The Bank’s operations include its wholly owned subsidiary, ViewPoint Bankers Mortgage, Inc. (doing business as ViewPoint Mortgage) (“VPM”). On July 6, 2010, the Company completed a public offering and share exchange as part of the Bank’s conversion from the mutual holding company structure (the “Conversion”). Please see Note 2 of the Notes to the Unaudited Consolidated Financial Statements under Item 1 of this report for more information. All share and per share information in this report for periods prior to the Conversion has been adjusted to reflect the 1.4:1 exchange ratio on publicly traded shares, which resulted in a 4,287,752 increase in outstanding shares.
The Company and the Bank are currently examined and regulated by the Office of Thrift Supervision (“OTS”), its primary federal regulator. In 2011, the regulatory oversight of the Company will transfer to the Federal Reserve Board, and the regulatory oversight of the Bank will transfer to the Office of the Comptroller of the Currency (“OCC”) as part of the consolidation of the OTS into the OCC under the Dodd-Frank Wall Street Reform and Consumer Protection Act that was enacted on July 21, 2010. The Bank is also regulated by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is required to have certain reserves set by the Federal Reserve Board and is a member of the Federal Home Loan Bank of Dallas, which is one of the 12 regional banks in the Federal Home Loan Bank (“FHLB”) System.
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

At March 31, 2011, the Company operated 23 community bank offices in the Dallas/Fort Worth Metroplex and 13 loan production offices located in Texas, Oklahoma and Ohio. The Company plans to open new community bank offices in Carrollton and Flower Mound during the summer of 2011. During the first quarter of 2011, VPM hired an established mortgage loan origination team in Girard, Ohio, to focus on national origination of Veterans Affairs (“VA”) loans. Also during the first quarter of 2011, VPM closed two mortgage loan production offices in Waxahachie, Texas and San Antonio, Texas.
Performance Highlights
•
Net income increased by $3.9 million, or 142.3%: Net income for the three months ended March 31, 2011, which includes a $2.2 million net of tax gain on sale of securities, increased by $3.9 million, or 142.3%, to $6.6 million, compared to $2.7 million for the three months ended March 31, 2010.

•	Basic and diluted EPS doubled from prior year period: Basic and diluted earnings per share for the three months ended March 31, 2011 was $0.20, up $0.10 from the three months ended March 31, 2010.
•
NPL ratio declined 13 basis points from 1.59% at December 31, 2010 to 1.46% at March 31, 2011: Non-performing loans decreased by $1.6 million from December 31, 2010 to March 31, 2011, improving the ratio of non-performing loans to total loans by 13 basis points.

•
Lower deposit and borrowing rates fueled a 13 basis point increase in net interest margin to 2.80%: The net interest margin increased 13 basis points to 2.80% for the three months ended March 31, 2011, from 2.67% for the three months ended March 31, 2010.

•	Deposit growth of $15.5 million: Deposits increased by $15.5 million from December 31, 2010, primarily due to growth of $22.6 million in interest-bearing demand accounts.
Critical Accounting Policies
Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses and other-than-temporary impairments in our securities portfolio. Our accounting policies are discussed in detail in Note 1 of the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K.
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
Management evaluates current information and events regarding a borrower’s ability to repay its obligations and considers a loan to be impaired when the ultimate collectability of amounts due, according to the contractual terms of the loan agreement, is in doubt. If an impaired loan is collateral-dependent, the fair value of the collateral, less the estimated cost to sell, is used to determine the amount of impairment. For permanently impaired loans, the amount of the impairment can be adjusted, based on current data, until such time as the actual basis is established by acquisition of the collateral. Impairment losses are reflected in the allowance for loan losses through a charge to the provision for loan losses. Subsequent recoveries are credited to the allowance for loan losses. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied first to principal and then to interest income.

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
For periods in which other-than-temporary impairment of a debt security is recognized, the credit portion of the amount is determined by subtracting the present value of the stream of estimated cash flows as calculated in a discounted cash flow model and discounted at book yield from the prior period’s ending carrying value. The non-credit portion of the amount is determined by subtracting the credit portion of the impairment from the difference between the book value and fair value of the security. The credit related portion of the impairments is charged against income and the non-credit related portion is charged to equity as a component of other comprehensive income, net of applicable taxes.
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

During the past six years, we have successfully transitioned our lending activities from a predominantly consumer-driven model to become a more diversified consumer and business lender by emphasizing three key lending initiatives: our Warehouse Purchase Program, through which we fund third party mortgage bankers; residential mortgage lending through our own mortgage banking company; and commercial real estate lending. Additionally, we are diversifying our loan portfolio by increasing secured commercial and industrial lending to small to mid-size businesses in our market area. Loan diversification improves our earnings because commercial real estate and commercial and industrial loans generally have higher interest rates than residential mortgage loans. Another benefit of commercial lending is that it improves the sensitivity of our interest-earning assets because commercial loans typically have shorter terms than residential mortgage loans and in some cases have variable interest rates.

•	Maintaining our historically high level of asset quality.

We believe that strong asset quality is a key to long-term financial success. We have sought to maintain a high level of asset quality and moderate credit risk by strictly adhering to our strong lending policies, as evidenced by our low charge-off ratios and non-performing assets. Although we intend to continue our efforts to grow our loan portfolio, including through commercial real estate and business lending, we intend to continue our philosophy of managing credit exposures through our conservative approach to lending.

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

Comparison of Financial Condition at March 31, 2011, and December 31, 2010
General. Total assets decreased by $146.0 million, or 5.0%, to $2.80 billion at March 31, 2011, from $2.94 billion at December 31, 2010. The decrease in total assets was primarily due to a $173.0 million decrease in mortgage loans held for sale, primarily attributable to a decline in Warehouse Purchase Program balances, a $28.7 million decrease in short-term interest-bearing deposits in other financial institutions and a $17.5 million decrease in securities available for sale. This decrease was partially offset by a $91.2 million increase in securities held to maturity.
Loans. Gross loans (including $319.0 million in mortgage loans held for sale) decreased by $178.5 million, or 11.2%, to $1.42 billion at March 31, 2011 from $1.60 billion at December 31, 2010.

	March 31,	December 31,	Dollar	Percent
	2011	2010	Change	Change
	(Dollars in thousands)
Real estate loans:
One- to four- family	$370,852	$370,149	$703	0.2%
Commercial real estate	483,140	479,071	4,069	0.8
One- to four- family construction	10,662	11,435	(773)	(6.8)
Commercial construction	1,659	569	1,090	191.6
Home equity/home improvement	140,518	139,165	1,353	1.0
Mortgage loans held for sale	318,998	491,985	(172,987)	(35.2)

Total real estate loans	1,325,829	1,492,374	(166,545)	(11.2)
Automobile loans	37,387	42,550	(5,163)	(12.1)
Other consumer loans	18,757	24,816	(6,059)	(24.4)
Commercial non-mortgage loans	38,539	39,279	(740)	(1.9)

Total other loans	94,683	106,645	(11,962)	(11.2)

Gross loans	$1,420,512	$1,599,019	$(178,507)	(11.2%)

Mortgage loans held for sale decreased by $173.0 million, or 35.2%, from December 31, 2010, with $160.4 million of this variance being attributable to a reduction in Warehouse Purchase Program loans purchased for sale under our standard loan participation agreement. The remaining $12.6 million of the decline was associated with loans originated for sale by our mortgage banking subsidiary, VPM. Our Warehouse Purchase Program enables our mortgage banking company customers to close conforming and some jumbo one- to four-family real estate loans in their own name and temporarily finance their inventory of these closed loans until the loans are sold to investors approved by the Company. The Warehouse Purchase Program had 30 clients with approved maximum borrowing amounts ranging from $10.0 million to $30.0 million at March 31, 2011, compared to 29 clients at December 31, 2010 and 22 clients at March 31, 2010. During the three months ended March 31, 2011, the average outstanding balance per client was $8.6 million. For the first quarter of 2011, the Warehouse Purchase Program generated $612,000 in fee income and $3.2 million in interest income, compared to $778,000 in fee income and $5.9 million in interest income for the fourth quarter of 2010.

VPM originated $86.2 million in one- to four-family mortgage loans during the three months ended March 31, 2011, compared to $96.4 million during the first quarter of 2010 and $129.2 million during the fourth quarter of 2010. Of the $86.2 million originated during the three months ended March 31, 2011, $59.0 million were sold or committed to be sold to investors, generating a net gain on sale of loans of $1.9 million. The remaining $27.2 million of VPM production was retained in the Company’s loan portfolio. For asset/liability and interest rate risk management purposes, the Company follows guidelines set forth by the Company’s Asset/Liability Management Committee to determine whether to keep loans in portfolio or sell them with a servicing release premium. The Company evaluates price, yield, duration and credit when determining the amount of loans sold or retained. The decrease in mortgage production seen in the Warehouse Purchase Program and VPM is primarily attributable to an overall decline in the mortgage market as refinance volume has dropped industry-wide, as well as seasonal fluctuations in mortgage activity.
In 2010, the Company established a mortgage repurchase liability related to various representations and warranties that reflect management’s estimate of losses for loans for which the Company could have repurchase obligations based on historical investor repurchase and indemnification demand and historical loss ratios. Although investors may demand repurchase at any time, the Company’s historical demands have occurred within 12 months of the investor purchase. The Company had one repurchase and four indemnifications during the first quarter of 2011, compared to no repurchases and four indemnifications during the first quarter of 2010. Actual losses totaled $30,000 for each of the first quarter of 2011 and 2010. The liability, included in “Other Liabilities” in the consolidated balance sheet, was $66,000 at March 31, 2011, compared to $38,000 at December 31, 2010. Additions to the liability reduced net gains on mortgage loan origination/sales.
Commercial real estate loans increased by $4.1 million, or 0.8%, from December 31, 2010. Our commercial real estate portfolio consists almost exclusively of loans secured by existing, multi-tenanted commercial buildings. 89% of our commercial real estate loan balances are secured by properties located in Texas, a market that we do not believe has experienced the same level of economic pressure experienced in certain other geographic areas in the United States. The below table illustrates the geographic concentration of our commercial real estate portfolio at March 31, 2011:

Texas	89%
Oklahoma	4
Louisiana	2
California	2
Illinois	2
Other*	1

100%

*	“Other” consists of Arizona, Georgia, Nevada, New Mexico, Oregon, Kansas and Washington
Our commercial non-mortgage portfolio remained relatively flat, declining by $740,000 compared to December 31, 2010, while consumer loans, including direct and indirect automobile, other secured installment loans, and unsecured lines of credit, decreased by $11.2 million, or 16.7%, from December 31, 2010. As a means to diversify our loan portfolio, we have continued to reduce our emphasis on direct automobile lending and eliminated indirect automobile lending, and are instead focused on originating residential real estate and commercial loans. Nevertheless, we remain committed to meeting all of the banking needs of our customers, which includes offering them competitive consumer lending products. Additionally in March 2011, we sold the remainder of our government-guaranteed student loan portfolio, which totaled $4.6 million at December 31, 2010. This portfolio was sold due to the increasing costs of maintaining and servicing the declining portfolio balance compared to the comparatively low portfolio yield. The sale of this portfolio resulted in a net loss on sale of $146,000.
ViewPoint Mortgage. At March 31, 2011, VPM had total assets of $38.8 million, which primarily consisted of $23.3 million in one- to four- family mortgage loans held for sale and $10.7 million in one- to four-family construction loans. VPM recorded a net loss of $394,000 for the three months ended March 31, 2011, compared to a net loss of $383,000 for the same period in 2010. The net loss primarily resulted from lower mortgage origination volume, which is typical of the seasonal nature of mortgage lending, as well as an overall decline in the mortgage market as refinance volume has dropped industry-wide. VPM operates ten loan production offices in Texas, one loan production office in Broken Arrow, Oklahoma and one loan production office in Girard, Ohio, which was opened during the first quarter of 2011.

Allowance for Loan Losses. The allowance for loan losses is maintained to cover losses that are estimated in accordance with U.S. generally accepted accounting principles. It is our estimate of credit losses in our loan portfolio at each balance sheet date. Our methodology for analyzing the allowance for loan losses consists of general and specific components.
For the general component, we stratify the loan portfolio into homogeneous groups of loans that possess similar loss potential characteristics and apply a loss ratio to these groups of loans to estimate the credit losses in the loan portfolio. We use both historical loss ratios and qualitative loss factors assigned to major loan collateral types to establish loss allocations. The historical loss ratio is generally defined as an average percentage of net annual loan losses to loans outstanding. Qualitative loss factors are based on management’s judgment of company-specific data and external economic indicators which may not yet be reflective in the historical loss ratios and how this information could impact the Company’s specific loan portfolios. The Allowance for Loan Loss Committee sets and adjusts qualitative loss factors by reviewing changes in loan composition and the seasonality of specific portfolios. The Allowance for Loan Loss Committee also considers credit quality and trends relating to delinquency, non-performing and/or classified loans and bankruptcy within the Company’s loan portfolio when evaluating qualitative loss factors. Additionally, the Allowance for Loan Loss Committee adjusts qualitative factors to account for the potential impact of external economic factors, including the unemployment rate, housing price, vacancy rates and inventory levels specific to our primary market area.
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
We are focused on maintaining our asset quality by applying strong underwriting guidelines to all loans that we originate. Substantially all of our residential real estate loans generally are full-documentation, standard “A” type products. We do not offer any sub-prime loan products.
Our non-performing loans, which consist of nonaccrual loans, include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Loans are placed on nonaccrual status when the collection of principal and/or interest becomes doubtful or other factors involving the loan warrant placing the loan on nonaccrual status. Troubled debt restructurings, which are accounted for under ASC 310-40, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity. All troubled debt restructurings are initially classified as nonaccruing loans, regardless of whether the loan was performing at the time it was restructured. Once a troubled debt restructuring has performed according to its modified terms for six months and the collection of principal and interest under the revised terms is deemed probable, the Company places the loan back on accruing status. At March 31, 2011, $183,000 in troubled debt restructurings were accruing interest. When the loan has performed according to its modified terms for one year, it is no longer considered a troubled debt restructuring. At March 31, 2011, $10.1 million of troubled debt restructurings were classified as nonaccrual, including $9.3 million of commercial real estate loans. Of the $10.1 million of troubled debt restructurings on nonaccrual status, $8.6 million were performing under the revised terms, while $1.5 million were past due.
Our non-performing loans to total loans ratio at March 31, 2011, was 1.46%, compared to 1.59% at December 31, 2010. Non-performing loans decreased by $1.6 million, from $17.6 million at December 31, 2010, to $16.0 million at March 31, 2011. The decrease in non-performing loans from December 2010 to March 2011 was primarily due to a $1.9 million decrease in non-performing one- to four-family mortgage loans. One- to four- family mortgage loans totaling $2.2 million were considered non-performing at December 31, 2010, but were not considered non-performing at March 31, 2011. The vast majority of these loans either paid off or returned to performing status during the three months ended March 31, 2011.
Our allowance for loan losses at March 31, 2011, was $15.5 million, or 1.41% of total loans, compared to $14.8 million, or 1.34% of total loans, at December 31, 2010. Our allowance for loan losses to non-performing loans was 96.66% at March 31, 2011, compared to 84.22% as of December 31, 2010.

Other Loans of Concern. The Company has other potential problem loans that are currently performing and do not meet the criteria for impairment, but where some concern exists. These possible credit problems may result in the future inclusion of these items in the non-performing asset categories. These loans consist of residential and commercial real estate and commercial non-mortgage loans that are classified as “special mention,” meaning that these loans have potential weaknesses that deserve management’s close attention. These loans are not adversely classified according to regulatory classifications and do not expose the Company to sufficient risk to warrant adverse classification. These loans have been considered in management’s determination of our allowance for loan losses. Excluding non-performing loans, as of March 31, 2011, there was an aggregate of $4.1 million of these potential problem loans, compared to $3.5 million at December 31, 2010. Of the $4.1 million, two commercial real estate loans totaling $2.5 million were not delinquent at March 31, 2011, but are being monitored due to circumstances such as low occupancy rate, low debt service coverage or prior payment history problems. The $585,000 increase in other loans of concern from December 31, 2010 to March 31, 2011 is primarily due to a $970,000 one-to four-family real estate loan that was upgraded during the first quarter of 2011 from substandard. This loan, which is a former troubled debt restructuring, is currently performing according to its modified terms but continues to be monitored.
Classified Assets. The classification of loans and other assets, such as securities and foreclosed assets, considered by management to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses of those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.
We regularly review the problem assets in our portfolio to determine whether any assets require classification. The total amount classified represented 4.9% of our equity capital and 0.70% of our assets at March 31, 2011, compared to 5.4% of our equity capital and 0.73% of our assets at December 31, 2010. The aggregate amount of classified assets at the dates indicated was as follows:

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Loss	$—	$—
Doubtful	4,827	4,185
Substandard	14,850	17,410

Total	$19,677	$21,595

Classified assets decreased by $1.9 million to $19.7 million at March 31, 2011, from $21.6 million at December 31, 2010. This decrease was primarily attributable to a $2.2 million decline in substandard one- to four- family real estate loans as a result of pay-off or improvement in status of credits.
Securities. Our securities portfolio increased by $73.7 million, or 6.4%, to $1.22 billion at March 31, 2011, from $1.15 billion at December 31, 2010. The increase in our securities portfolio was funded in part by increased deposit volume, as well as decreased mortgage production primarily resulting from seasonal decreases and an overall decline in the mortgage market. During the three months ended March 31, 2011, $234.3 million of securities purchased was partially offset by proceeds from securities sales totaling $93.0 million and maturities and paydowns totaling $65.7 million. The purchases consisted of $119.4 million of securities deemed available for sale and $114.9 million of securities that were recorded as held to maturity. The classification of these purchased securities was determined in accordance with ASC 320-10. The available for sale securities purchased consisted of floating rate U.S. government agency collateralized mortgage obligations. The held to maturity securities purchased consisted of fixed rate government and agency mortgage backed securities and collateralized mortgage obligations, and ascending rate government and agency collateralized mortgage obligations. This mix was determined due to its strong cash flow characteristics in various interest rate environments. In February 2011, the Company sold 17 mortgage-backed securities and six collateralized mortgage obligations at a face value totaling $89.0 million, which resulted in a pre-tax gain on sale of $3.4 million. These securities had a fair value of $99.8 million and an amortized cost of $96.0 million at December 31, 2010. The securities sale, along with the securities purchased with sales proceeds, was part of an asset liability management strategy to lower asset duration and position the Company for a rise in market interest rates.

Deposits. Total deposits increased by $15.5 million, or 0.8%, to $2.03 billion at March 31, 2011, from $2.02 billion at December 31, 2010.

	March 31,	December 31,	Dollar	Percent
	2011	2010	Change	Change
	(Dollars in thousands)
Non-interest-bearing demand	$189,632	$201,998	$(12,366)	(6.1%)
Interest-bearing demand	461,272	438,719	22,553	5.1
Savings	158,399	148,399	10,000	6.7
Money Market	550,503	554,261	(3,758)	(0.7)
IRA	9,555	9,251	304	3.3
Time	663,658	664,922	(1,264)	(0.2)

Total deposits	$2,033,019	$2,017,550	$15,469	0.8%

The increase in deposits was primarily attributable to a $22.6 million, or 5.1%, increase in interest-bearing demand deposits, which was principally in our Absolute Checking product, which increased by $24.4 million during the three months ended March 31, 2011. This product currently provides a 4.0% annual percentage yield (APY) on account balances up to $25,000 if certain conditions are met. These conditions include using direct deposit or online bill pay, receiving statements online and having at least 15 Visa Check Card transactions per month for purchases. Absolute Checking encourages relationship accounts with required electronic transactions that are intended to reduce the expense of maintaining this product. The rate paid decreases to 0.95% for balances between $25,000 and $100,000 and 0.04% for balances greater than $100,000 and for non-qualifying accounts. The average rate paid on Absolute Checking accounts during the three months ended March 31, 2011 was 2.17%, compared to 2.77% for the year ended December 31, 2010. At March 31, 2011, 71% of Absolute Checking customers received online statements, compared to an average of 40% in other consumer checking accounts. Additionally, at March 31, 2011, Absolute Checking customers that represented new households since inception of the product in May 2008 generated 319 new loans totaling $8.2 million and 1,344 new deposit accounts for more than $38.6 million.
Non-interest-bearing demand balances decreased by $12.4 million, or 6.1%, due to a $12.6 million seasonal decrease in Warehouse Purchase Program checking, while savings balances increased by $10.0 million, or 6.7%. Money market balances declined by $3.8 million, primarily due to a rate change on certain money market accounts. These accounts, which are not open to new accounts or additional deposits, previously paid APYs ranging from 4.50% to 5.50%. Effective November 1, 2010, the APYs for these accounts ranged from 1.05% to 1.25%.
Borrowings. FHLB advances, net of a $5.0 million restructuring prepayment penalty, decreased by $162.8 million, or 35.3%, from $461.2 million at December 31, 2010, to $298.4 million at March 31, 2011. The decrease was primarily due to reduced funding needs for the Warehouse Purchase Program as a result of seasonal decreases and an overall decline in the mortgage market. The Company has made a strategic decision to fund a portion of Warehouse Purchase Program average balances with short-term advances. At December 31, 2010, the Company had an outstanding 28- day term advance totaling $200.0 million at 0.16%, compared to an overnight advance totaling $41.0 million at 0.05% at March 31, 2011. The decrease in short-term borrowings led to an 89 basis point increase in the weighted average rate of FHLB advances to 2.84% at March 31, 2011, compared to 1.95% at December 31, 2010.
At March 31, 2011, the Company was eligible to borrow an additional $968.1 million from the FHLB. Additionally, the Company has sufficient collateral to borrow $42.5 million from the Federal Reserve Bank discount window and has two available federal funds lines of credit with other financial institutions totaling $66.0 million.

Shareholders’ Equity. Total shareholders’ equity increased by $3.2 million, or 0.8%, from $396.6 million at December 31, 2010, to $399.8 million at March 31, 2011.

	March 31,	December 31,	Dollar	Percent
	2011	2010	Change	Change
	(Dollars in thousands)
Common stock	$349	$349	$—	—%
Additional paid-in capital	290,242	289,591	651	0.2
Retained earnings	129,937	125,125	4,812	3.8
Accumulated other comprehensive income (loss)	(260)	2,373	(2,633)	N/M
Unearned ESOP shares	(20,483)	(20,849)	366	1.8

Total shareholders’ equity	$399,785	$396,589	$3,196	0.8%

The increase in shareholders’ equity was primarily due to net income of $6.6 million recognized during the three months ended March 31, 2011, which was partially offset by a $0.05 per common share dividend paid during the quarter totaling $1.7 million. Accumulated other comprehensive income (loss) decreased by $2.6 million due to a $3.4 million gain on the February 2011 sale of 17 mortgage-backed securities and six collateralized mortgage obligations.
Comparison of Results of Operations for the Three Months Ended March 31, 2011 and 2010
General. Net income for the three months ended March 31, 2011 was $6.6 million, an increase of $3.9 million, or 142.3%, from net income of $2.7 million for the three months ended March 31, 2010. Net income for the three months ended March 31, 2011 included a $3.4 million pre-tax gain on the sale of available for sale securities. The increase in net income, which was also driven by higher net interest income and a lower provision for loan losses, was partially offset by a $706,000 decline in the net gain on sales of loans. Our basic and diluted earnings per share for the three months ended March 31, 2011 was $0.20, a $0.10 increase from $0.10 for the three months ended March 31, 2010.
Interest Income. Interest income increased by $1.7 million, or 6.4%, from $26.2 million for the three months ended March 31, 2010, to $27.9 million for the three months ended March 31, 2011.

	Three Months Ended
	March 31,		Dollar	Percent
	2011	2010	Change	Change
	(Dollars in thousands)
Interest and dividend income
Loans, including fees	$20,461	$20,326	$135	0.7%
Securities	7,341	5,718	1,623	28.4
Interest-bearing deposits in other financial institutions	72	148	(76)	(51.4)
FHLB stock	21	17	4	23.5

	$27,895	$26,209	$1,686	6.4%

This increase in interest income was driven by a $1.6 million, or 28.4%, increase in the interest income earned on securities. The average balances of agency mortgage-backed securities and agency collateralized mortgage obligations increased by $102.5 million and $357.6 million, respectively, from the three months ended March 31, 2010 to the same period in 2011. The increase in interest income caused by the growth in these two investment portfolios was partially offset by lower yields earned, as the yields earned on agency mortgage-backed securities and agency collateralized mortgage obligations decreased by 46 basis points and 40 basis points, respectively, for the three months ended March 31, 2011, compared to the same period last year. Interest income on loans increased by $135,000 during the three months ended March 31, 2011, compared to the same period last year. Increased interest income earned on commercial real estate, mortgage loans held for sale and commercial non-mortgage loans more than offset lower interest income earned on one- to four-family portfolio loans and consumer loans. During the first quarter of 2011, two commercial real estate loans totaling $20.4 million pre-paid, resulting in a $145,000 credit to interest income from the accelerated amortization of the origination fee. We also earned $260,000 in early termination fees resulting from these payoffs.

Overall, the yield on interest-earning assets for the three months ended March 31, 2011 decreased by 52 basis points, from 4.64% for the three months ended March 31, 2010, to 4.12%; this decrease was primarily due to lower yields earned on mortgage-backed securities, collateralized mortgage obligations and residential real estate loans.
Interest Expense. Interest expense decreased by $2.2 million, or 19.8%, from $11.1 million for the three months ended March 31, 2010, to $8.9 million for the three months ended March 31, 2011. Overall, the cost of interest-bearing liabilities decreased 64 basis points, from 2.24% for the three months ended March 31, 2010, to 1.60% for the three months ended March 31, 2011.

	Three Months Ended
	March 31,		Dollar	Percent
	2011	2010	Change	Change
	(Dollars in thousands)
Interest expense
Deposits	$6,083	$7,629	$(1,546)	(20.3%)
FHLB advances	2,486	3,139	(653)	(20.8)
Repurchase agreement	201	201	—	—
Other borrowings	148	148	—	—

	$8,918	$11,117	$(2,199)	(19.8%)

This decrease was primarily caused by a $1.5 million, or 20.3%, decrease in the interest expense paid on deposits. Although volume increased in all interest-bearing deposit categories during the three months ended March 31, 2011 compared to the same time last year, lower rates paid on all deposit categories offset the increase in balances. Effective November 1, 2010, the maximum balance that could qualify for the 4.0% APY paid on our Absolute Checking product was reduced from $50,000 to $25,000. Interest expense paid on Absolute Checking accounts increased by $514,000 during the three months ended March 31, 2011, compared to the same time last year, as the average balance in this product increased by $156.4 million during the first quarter of 2011 compared to the first quarter of 2010. $389,000 of the increase in interest expense associated with the balance increase of Absolute Checking was offset by the decline in rate. Also, on November 1, 2010, the Company decreased the rate paid on certain money market accounts. These accounts, which are not open to new accounts or additional deposits, previously paid APYs ranging from 4.50% to 5.50%. Effective November 1, the APYs ranged from 1.05% to 1.25%.
Interest expense on FHLB advances decreased by $653,000, or 20.8%, as the average rate paid for borrowings declined by 136 basis points during the three months ended March 31, 2011, compared to the same period last year. In November 2010, $91.6 million in fixed-rate FHLB advances were modified. These advances, which had a weighted average rate of 4.15%, were prepaid and restructured with $91.6 million of new, lower-cost FHLB advances with a weighted average rate of 1.79%, which contributed to the reduction in interest expense paid on FHLB advances.
Net Interest Income. Net interest income increased by $3.9 million, or 25.7%, to $19.0 million for the three months ended March 31, 2011, from $15.1 million for the three months ended March 31, 2010. The net interest rate spread increased 12 basis points to 2.52% for the three months ended March 31, 2011, from 2.40% for the same period last year. The net interest margin increased 13 basis points to 2.80% for the three months ended March 31, 2011, from 2.67% for the same period last year. The increase in the net interest rate spread and margin was primarily attributable to lower deposit and borrowing rates.

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

	Three Months Ended March 31,
	2011			2010
	Average			Average
	Outstanding	Interest		Outstanding	Interest
	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
One- to four- family real estate	$375,686	$5,041	5.37%	$408,283	$5,633	5.52%
Mortgage loans held for sale	296,717	3,560	4.80	263,801	3,222	4.89
Commercial real estate	482,763	8,130	6.74	460,775	7,685	6.67
Home equity/home improvement	140,011	2,023	5.78	124,904	1,939	6.21
Consumer	62,815	1,035	6.59	91,231	1,418	6.22
Commercial non-mortgage	39,654	672	6.78	29,352	429	5.85
Less: deferred fees and allowance for loan loss	(15,218)	—	—	(13,180)	—	—

Loans receivable [1]	1,382,428	20,461	5.92	1,365,166	20,326	5.96
Agency mortgage-backed securities	485,630	3,382	2.79	383,155	3,110	3.25
Agency collateralized mortgage obligations	643,115	3,378	2.10	285,563	1,784	2.50
Investment securities	65,518	581	3.55	99,347	824	3.32
FHLB stock	17,543	21	0.48	14,692	17	0.46
Interest-earning deposit accounts	113,748	72	0.25	113,434	148	0.52

Total interest-earning assets	2,707,982	27,895	4.12	2,261,357	26,209	4.64

Non-interest-earning assets	137,864			137,876

Total assets	$2,845,846			$2,399,233

Interest-bearing liabilities:
Interest-bearing demand	438,383	2,102	1.92	284,202	1,609	2.26
Savings and money market	708,342	993	0.56	700,208	2,598	1.48
Time	663,235	2,988	1.80	656,973	3,422	2.08
Borrowings	417,383	2,835	2.72	342,378	3,488	4.08

Total interest-bearing liabilities	2,227,343	8,918	1.60	1,983,761	11,117	2.24

Non-interest-bearing checking	186,989			178,817

Non-interest-bearing liabilities	28,909			31,108

Total liabilities	2,443,241			2,193,686

Total shareholders’ equity	402,605			205,547

Total liabilities and shareholders’ equity	$2,845,846			$2,399,233

Net interest income and margin		$18,977	2.80%		$15,092	2.67%

Net interest income and margin (tax-equivalent basis)[2]		$19,152	2.83%		$15,199	2.69%

Net interest rate spread			2.52%			2.40%
Net earning assets	$480,639			$277,596

Average interest-earning assets to average interest-bearing liabilities	121.58%			113.99%

[1]
Calculated net of deferred fees, loan discounts, loans in process and allowance for loan losses. Construction loans have been included in the one- to four- family and commercial real estate line items, as appropriate.

[2]
In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for 2011 and 34% for 2010. Tax-exempt investments and loans had average balances of $52.6 million and $32.3 million for the three months ended March 31, 2011 and 2010, respectively.

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

	Three Months Ended March 31,
	2011 versus 2010
	Increase (Decrease) Due to
			Total
			Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
One- to four- family real estate	$(441)	$(151)	$(592)
Mortgage loans held for sale	396	(58)	338
Commercial real estate	370	75	445
Home equity/home improvement	224	(140)	84
Consumer	(464)	81	(383)
Commercial non-mortgage	167	76	243

Loans receivable	252	(117)	135
Agency mortgage-backed securities	755	(483)	272
Agency collateralized mortgage obligations	1,918	(324)	1,594
Investment securities	(297)	54	(243)
FHLB stock	3	1	4
Interest-earning deposit accounts	—	(76)	(76)

Total interest-earning assets	2,631	(945)	1,686

Interest-bearing liabilities:
Interest-bearing demand	769	(276)	493
Savings and money market	30	(1,635)	(1,605)
Time	32	(466)	(434)
Borrowings	663	(1,316)	(653)

Total interest-bearing liabilities	1,494	(3,693)	(2,199)

Net interest income	$1,137	$2,748	$3,885

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
The provision for loan losses was $1.1 million for the three months ended March 31, 2011, a decrease of $51,000, or 4.5%, from the three months ended March 31, 2010. This decrease was primarily due to an improvement in net charge-offs, which declined by $79,000 during the first quarter of 2011, compared to the same period last year. Also, the average balance of our portfolio loans for the three months ended March 31, 2011 (not including loans held for sale, which are not included in the allowance for loan loss calculation) decreased by $15.7 million from the three months ended March 31, 2010.

Non-interest Income. Non-interest income increased by $2.9 million, or 38.5%, from $7.6 million for the three months ended March 31, 2010, to $10.5 million for the three months ended March 31, 2011.

	Three Months Ended
	March 31,		Dollar	Percent
	2011	2010	Change	Change
	(Dollars in thousands)
Non-interest income
Service charges and fees	$4,647	$4,420	$227	5.1%
Brokerage fees	123	106	17	16.0
Net gain on sale of mortgage loans	1,949	2,655	(706)	(26.6)
Loan servicing fees	52	62	(10)	(16.1)
Bank-owned life insurance income	118	58	60	103.4
Fair value adjustment on mortgage servicing rights	55	90	(35)	(38.9)
Gain on sale of available for sale securities	3,415	—	3,415	N/M
Gain (loss) on sale of foreclosed assets	(65)	(113)	48	(42.5)
Loss on sale of student loan portfolio	(146)	—	(146)	N/M
Other	319	278	41	14.7

	$10,467	$7,556	$2,911	38.5%

The increase in non-interest income for the three months ended March 31, 2011 compared to the same period last year was primarily due to a $3.4 million gain on the sale of 17 mortgage-backed securities and six collateralized mortgage obligations in February 2011. Service charges and fees increased by $227,000, or 5.1%, during the first quarter of 2011 compared to the same period last year, primarily due to $260,000 in early termination fees resulting from the pre-payment of two commercial real estate loans totaling $20.4 million. A $692,000 decline in non-sufficient funds fees was partially offset by a $430,000 increase in debit card income.
Net gain on the sale of mortgage loans decreased by $706,000, or 26.6%, as VPM sold $73.0 million in loans to outside investors during the three months ended March 31, 2011, compared to $88.5 million during the same period in 2010. The decrease in sales can be attributed to the lower volume of one- to four-family loan originations in 2011 compared to the volume experienced during the prior year. The decrease in mortgage production is primarily attributable to an overall decline in the mortgage market as refinance volume has dropped industry-wide.
Non-interest income for the three months ended March 31, 2011 included a $146,000 loss on the March 2011 sale of our student loan portfolio, which totaled $4.6 million at December 31, 2010. This portfolio was sold due to the increasing costs of maintaining and servicing the declining portfolio balance compared to the comparatively low portfolio yield.
Non-interest Expense. Non-interest expense increased by $1.4 million, or 7.7%, from $17.5 million for the three months ended March 31, 2010, to $18.9 million for the three months ended March 31, 2011.

	Three Months Ended
	March 31,		Dollar	Percent
	2011	2010	Change	Change
	(Dollars in thousands)
Non-interest expense
Salaries and employee benefits	$11,854	$11,183	$671	6.0%
Advertising	356	277	79	28.5
Occupancy and equipment	1,423	1,489	(66)	(4.4)
Outside professional services	653	489	164	33.5
Regulatory assessments	959	795	164	20.6
Data processing	1,069	1,002	67	6.7
Office operations	1,454	1,446	8	0.6
Deposit processing charges	174	178	(4)	(2.2)
Lending and collection	234	174	60	34.5
Other	685	479	206	43.0

	$18,861	$17,512	$1,349	7.7%

The increase in non-interest expense was primarily due to a $671,000, or 6.0%, increase in salaries and employee benefits expense during the three months ended March 31, 2011, compared to the same period in 2010, which increased primarily due to higher average merit increases and staffing increases. Over the past year, we hired new community bank presidents with experience in commercial and industrial lending, as well as additional compliance and back-office staff to assist in meeting our business strategies and to comply with increased regulatory requirements. Additionally, ESOP expense increased by $242,000 due to the shares purchased by the ESOP in the Conversion on July 6, 2010. Outside professional services expense increased by $164,000, or 33.5%, during the first quarter of 2011 compared to the first quarter of 2010, primarily due an $118,000 accrual for estimated expenses related to pending litigation. Regulatory assessments expense increased by $164,000, or 20.6%, primarily due to an increase in our deposit assessment base. The $206,000, or 43.0%, increase in other non-interest expense during the three months ended March 31, 2011 compared to the same time last year was primarily attributable to $91,000 in miscellaneous operating expenses associated with the maintenance of a commercial other real estate owned property. These operating expenses were partially offset by $41,000 in miscellaneous operating income associated with this property; this income is reported in other non-interest income.
Income Tax Expense. During the three months ended March 31, 2011, we recognized income tax expense of $2.9 million on our pre-tax income, which was an effective tax rate of 30.92%, compared to income tax expense of $1.3 million for the three months ended March 31, 2010, which was an effective tax rate of 32.21%. The decline in the effective tax rate was primarily due to purchases of additional municipal bonds that generate tax-exempt income and higher pre-tax income during the first quarter of 2011 compared to the same period in 2010.
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
In addition to the primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of March 31, 2011, the Company had an additional borrowing capacity of $968.1 million with the FHLB. The Company may also use the discount window at the Federal Reserve Bank as a source of short-term funding. Federal Reserve Bank borrowing capacity varies based upon collateral pledged to the discount window line. As of March 31, 2011, collateral pledged had a market value of $42.5 million. Also, at March 31, 2011, the Company had $66.0 million in federal funds lines of credit available with other financial institutions.
As of March 31, 2011, the Company had classified 57.2% of its securities portfolio as available for sale, providing an additional source of liquidity. Management believes that because active markets exist and our securities portfolio is of high quality, our available for sale securities are marketable. In addition, we have historically sold mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity.
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

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and interest and principal on outstanding debt. The Company’s primary source of funds consists of the net proceeds retained by the Company from our initial public offering in 2006 and our 2010 Conversion and offering. We also have the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At March 31, 2011, the Company (on an unconsolidated basis) had liquid assets of $88.4 million.
The Company uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At March 31, 2011, the total approved but unfunded loan commitments (including Warehouse Purchase Program commitments) and unused lines of credit outstanding amounted to $553.4 million and $61.5 million, respectively, as compared to $395.8 million and $79.2 million, respectively, as of December 31, 2010. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Company. Certificates of deposit at March 31, 2011 scheduled to mature in one year or less totaled $508.6 million with a weighted average rate of 1.48%.
During the three months ended March 31, 2011, cash and cash equivalents decreased by $29.9 million, or 43.5%, from $68.7 million as of December 31, 2010, to $38.8 million as of March 31, 2011. Cash provided by operating activities of $183.2 million was offset by cash used for financing activities of $149.1 million and cash used for investing activities of $64.0 million. Primary sources of cash for the three months ended March 31, 2011 included proceeds from the sale of loans held for sale of $1.80 billion (primarily related to our Warehouse Purchase Program), proceeds from the sale of available for sale securities of $93.0 million, proceeds from FHLB advances of $41.0 million, maturities, prepayments and calls of securities totaling $65.7 million and an increase in deposits of $15.5 million. Primary uses of cash for the three months ended March 31, 2011 included loans originated or purchased for sale of $1.62 billion (primarily related to our Warehouse Purchase Program), purchases of securities totaling $234.3 million and repayments on FHLB advances of $203.8 million.
Please see Item 1A (Risk Factors) under Part 2 — Other Information of this Form 10-Q for information regarding liquidity risk.
Off-Balance Sheet Arrangements, Contractual Obligations and Commitments
The following table presents our longer term, non-deposit related contractual obligations and commitments to extend credit to our borrowers, in the aggregate and by payment due dates (not including any interest amounts.)

	March 31, 2011
	Less than	One through	Four through	After Five
	One Year	Three Years	Five Years	Years	Total
	(Dollars in thousands)
Contractual obligations:

FHLB advances (gross of restructruing prepayment penalty of $4,999)	$55,299	$53,854	$98,258	$96,008	$303,419
Repurchase agreement	—	—	—	25,000	25,000
Other borrowings	—	—	10,000	—	10,000
Operating leases (premises)	986	1,404	721	2,761	5,872

Total advances and operating leases	$56,285	$55,258	$108,979	$123,769	$344,291

Off-balance sheet loan commitments: (1)
Undisbursed portions of loans closed	$42,684	$—	$—	$—	$42,684
Commitments to originate loans	66,194	—	—	—	66,194
Unused commitment on Warehouse Purchase Program loans	444,511	—	—	—	444,511
Unused lines of credit	79,432	—	—	—	79,432

Total loan commitments	$632,821	$—	$—	$—	$632,821

Total contractual obligations and loan commitments					$977,112

(1)	Loans having no stated maturity are reported in the “Less than One Year” category
In addition, the Company had overdraft protection available in the amounts of $73.6 million and $72.4 million at March 31, 2011 and December 31, 2010, respectively.

Capital Resources
The Bank is subject to minimum capital requirements imposed by the OTS. Consistent with our goal to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the capital categories of the OTS. Based on capital levels at March 31, 2011, and December 31, 2010, the Bank was considered to be well-capitalized.
At March 31, 2011, the Bank’s equity totaled $297.5 million. Management monitors the capital levels of the Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well-capitalized” institutions.
The Company’s equity totaled $399.8 million, or 14.3% of total assets, at March 31, 2011. The Company is not subject to any specific capital requirements; however, the OTS expects the Company to support the Bank, including providing additional capital to the Bank when appropriate.
At March 31, 2011 and December 31, 2010, actual and required capital levels and ratios were as follows for the Bank only:

					To Be Well-Capitalized
			Required for Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of March 31, 2011:

Total capital (to risk-weighted assets)	$306,165	21.07%	$116,256	8.00%	$145,319	10.00%
Tier 1 (core) capital (to risk-weighted assets)	292,801	20.15%	58,128	4.00%	87,192	6.00%
Tier 1 (core) capital (to adjusted total assets)	292,801	10.49%	111,641	4.00%	139,551	5.00%

As of December 31, 2010:

Total capital (to risk-weighted assets)	$298,739	18.42%	$129,717	8.00%	$162,147	10.00%
Tier 1 (core) capital (to risk-weighted assets)	285,494	17.61%	64,859	4.00%	97,288	6.00%
Tier 1 (core) capital (to adjusted total assets)	285,494	9.73%	117,320	4.00%	146,650	5.00%
Impact of Inflation
The effects of price changes and inflation can vary substantially for most financial institutions. While management believes that inflation affects the economic value of total assets, it believes that it is difficult to assess the overall impact. Management believes this to be the case due to the fact that generally neither the timing nor the magnitude of changes in the consumer price index (“CPI”) coincides with changes in interest rates or asset values. For example, the price of one or more of the components of the CPI may fluctuate considerably, influencing composite CPI, without having a corresponding effect on interest rates, asset values, or the cost of those goods and services normally purchased by the Bank. In years of high inflation and high interest rates, intermediate and long-term interest rates tend to increase, adversely impacting the market values of investment securities, mortgage loans and other long-term fixed rate loans. In addition, higher short-term interest rates tend to increase the cost of funds. In other years, the opposite may occur.

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
In order to monitor and manage the potential for adverse effects of material prolonged increases or decreases in interest rates on our results of operations, the Bank has adopted an asset and liability management policy. The Board of Directors sets the asset and liability policy for the Bank, which is implemented by the Asset/Liability Management Committee.
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

The Bank’s asset/liability management strategy sets acceptable limits to the percentage change in NPV given changes in interest rates. For instantaneous, parallel, and sustained interest rate increases and decreases of 100 and 200 basis points, the Bank’s policy indicates that the NPV ratio should not fall below 7.00% and 6.00%, respectively, and for an increase of 300 basis points the NPV ratio should not fall below 5.00%. As illustrated in the tables below, the Bank was within policy limits for all scenarios tested. The tables presented below, as of March 31, 2011, and December 31, 2010, are internal analyses of our interest rate risk as measured by changes in NPV for instantaneous, parallel, and sustained shifts for all market rates and yield curves, in 100 basis point increments, up 300 basis points and down 200 basis points.
As illustrated in the tables below, our NPV would be negatively impacted by a parallel, instantaneous, and sustained increase in market rates. Such an increase in rates would negatively impact NPV as a result of the duration of assets, including fixed rate residential mortgage loans, extending longer than the duration of liabilities, primarily deposit accounts and FHLB borrowings. As interest rates rise, the market value of fixed rate loans declines due to both higher discount rates and anticipated slowing loan prepayment rates.
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

March 31, 2011
Change in
Interest
Rates in
Basis				NPV
Points	Net Portfolio Value			Ratio %
	$ Amount	$ Change	% Change
	(Dollars in Thousands)
300	241,909	(84,269)	(25.84)	9.25
200	273,658	(52,520)	(16.10)	10.20
100	302,849	(23,329)	(7.15)	11.01
—	326,178	—	—	11.59
(100)	333,919	7,741	2.37	11.67
(200)	335,908	9,730	2.98	11.60

December 31, 2010
Change in
Interest
Rates in
Basis				NPV
Points	Net Portfolio Value			Ratio %
	$ Amount	$ Change	% Change
	(Dollars in Thousands)
300	244,653	(80,376)	(24.73)	8.84
200	276,441	(48,588)	(14.95)	9.75
100	304,179	(20,850)	(6.41)	10.48
—	325,029	—	—	10.96
(100)	327,497	2,468	0.76	10.89
(200)	326,489	1,460	0.45	10.74

The Bank’s NPV was $326.2 million, or 11.59%, of the market value of portfolio assets as of March 31, 2011, a $1.2 million increase from $325.0 million, or 10.96%, of the market value of portfolio assets as of December 31, 2010. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $52.5 million decrease in our NPV at March 31, 2011 as compared to a decrease of $48.6 million at December 31, 2010, and would result in a 139 basis point decrease in our NPV ratio to 10.20% at March 31, 2011, as compared to a 121 basis point decrease to 9.75% at December 31, 2010. An immediate 200 basis point decrease in market interest rates would result in a $9.7 million increase in our NPV at March 31, 2011, compared to a $1.5 million increase at December 31, 2010, and would result in a one basis point increase in our NPV ratio to 11.60% at March 31, 2011, as compared to a 22 basis point decrease in our NPV ratio to 10.74% at December 31, 2010.
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
Management also believes that at times the increased net income which may result from an acceptable mismatch in the actual maturity or repricing of its asset and liability portfolios can provide sufficient returns to justify the increased exposure to sudden and unexpected changes in interest rates which may result from such a mismatch. Management believes that the Bank’s level of interest rate risk is acceptable under this approach.
In evaluating the Bank’s exposure to interest rate movements, certain shortcomings inherent in the method of analysis presented in the foregoing table must be considered. For example, although certain assets and liabilities may have similar maturities or repricing characteristics, their interest rate drivers may react in different degrees to changes in market interest rates (basis risk). Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market interest rates. Additionally, certain assets, such as adjustable rate mortgages, have features which restrict changes in interest rates on a short-term basis and over the life of the asset (initial, periodic, and lifetime caps and floors). Further, in the event of a significant change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed above. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. The Bank considers all of these factors in monitoring its exposure to interest rate risk. Also of note, the current historically low interest rate environment has resulted in asymmetrical interest rate risk. Certain repricing liabilities cannot be fully shocked downward. Assets with prepayment options are being monitored. Current and historical market rates and customer behavior are being considered in the management of interest rate risk.
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

Item 4. Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2011. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company’s internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 1.A.	Risk Factors
There have been no material changes from risk factors as previously disclosed in the Company’s 2010 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.	Defaults upon Senior Securities
Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits

Exhibit
Number	Description

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

10.10	Executive Officer Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 26, 2011 (File No. 001-34737))

Exhibit
Number	Description

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

ViewPoint Financial Group, Inc. (Registrant)

Date: April 28, 2011	/s/ Garold R. Base
Garold R. Base
President and Chief Executive Officer (Duly Authorized Officer)

Date: April 28, 2011	/s/ Pathie E. McKee
Pathie E. McKee
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibits:

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.0	Section 1350 Certifications