Form 10-Q
period 2011-06-30
ViewPoint Financial Group Inc.
filed 2011-07-28
CIK 1487052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class: Common Stock	Shares Outstanding as of July 26, 2011: 34,839,491

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
VIEWPOINT FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Cash and due from financial institutions	$17,485	$16,465
Short-term interest-bearing deposits in other financial institutions	33,340	52,185

Total cash and cash equivalents	50,825	68,650
Securities available for sale, at fair value	683,849	717,497
Securities held to maturity (fair value: June 30, 2011 — $557,314, December 31, 2010 — $434,296)	544,976	432,519
Loans held for sale (includes $6,324 and $16,877 carried at fair value at June 30, 2011 and December 31, 2010)	420,617	491,985
Loans held for investment (net of allowance for loan losses of $16,159 at June 30, 2011 and $14,847 at December 31, 2010)	1,130,277	1,092,114
FHLB stock, at cost	18,352	20,569
Bank-owned life insurance	28,786	28,501
Foreclosed assets, net	2,377	2,679
Premises and equipment, net	48,007	48,731
Goodwill	818	1,089
Accrued interest receivable	8,478	9,248
Prepaid FDIC assessment	5,548	6,606
Other assets	20,972	21,807

Total assets	$2,963,882	$2,941,995

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand	$194,704	$201,998
Interest-bearing demand	482,552	438,719
Savings and money market	741,723	711,911
Time	651,915	664,922

Total deposits	2,070,894	2,017,550
FHLB advances (net of prepayment penalty of $4,740 at June 30, 2011 and $5,259 at December 31, 2010)	406,602	461,219
Repurchase agreement	25,000	25,000
Other borrowings	10,000	10,000
Accrued interest payable	1,455	1,541
Other liabilities	42,925	30,096

Total liabilities	2,556,876	2,545,406

Commitments and contingent liabilities	—	—

Shareholders’ equity
Common stock, $.01 par value; 90,000,000 shares authorized; 34,839,491 shares issued — June 30, 2011 and December 31, 2010	349	349
Additional paid-in capital	290,975	289,591
Retained earnings	133,052	125,125
Accumulated other comprehensive income, net	2,746	2,373
Unearned Employee Stock Ownership Plan (ESOP) shares; 2,194,331 shares at June 30, 2011 and 2,286,428 shares at December 31, 2010	(20,116)	(20,849)

Total shareholders’ equity	407,006	396,589

Total liabilities and shareholders’ equity	$2,963,882	$2,941,995

See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Interest and dividend income
Loans, including fees	$20,833	$21,643	$41,294	$41,969
Taxable securities	6,639	5,564	13,507	10,986
Nontaxable securities	473	367	946	663
Interest-bearing deposits in other financial institutions	28	129	100	277
FHLB stock	13	15	34	32

	27,986	27,718	55,881	53,927
Interest expense
Deposits	6,260	7,889	12,343	15,518
FHLB advances	2,407	3,022	4,893	6,161
Repurchase agreement	204	204	405	405
Other borrowings	150	150	298	298

	9,021	11,265	17,939	22,382

Net interest income	18,965	16,453	37,942	31,545
Provision for loan losses	1,065	1,888	2,160	3,034

Net interest income after provision for loan losses	17,900	14,565	35,782	28,511

Non-interest income
Service charges and fees	4,721	4,724	9,368	9,144
Other charges and fees	225	170	400	338
Net gain on sale of mortgage loans	1,879	3,165	3,828	5,820
Bank-owned life insurance income	167	112	285	170
Gain on sale of available for sale securities	—	—	3,415	—
Gain (loss) on sale and disposition of assets	(6)	(228)	(216)	(341)
Impairment of goodwill	(271)	—	(271)	—
Other	921	226	1,294	594

	7,636	8,169	18,103	15,725
Non-interest expense
Salaries and employee benefits	11,542	11,450	23,396	22,633
Advertising	510	321	866	598
Occupancy and equipment	1,399	1,458	2,822	2,947
Outside professional services	704	454	1,357	943
Regulatory assessments	498	795	1,457	1,590
Data processing	1,129	1,043	2,198	2,045
Office operations	1,477	1,433	2,931	2,879
Other	1,009	1,054	2,102	1,885

	18,268	18,008	37,129	35,520

Income before income tax expense	7,268	4,726	16,756	8,716
Income tax expense	2,411	1,530	5,345	2,815

Net income	$4,857	$3,196	$11,411	$5,901

Earnings per share:
Basic	$0.15	$0.11	$0.35	$0.21

Diluted	$0.15	$0.11	$0.35	$0.21

See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income	$4,857	$3,196	$11,411	$5,901

Change in unrealized gains on securities available for sale	4,672	2,005	3,995	1,856
Reclassification of amount realized through sale of securities	—	—	(3,415)	—
Tax effect	(1,666)	(695)	(207)	(643)

Other comprehensive income, net of tax	3,006	1,310	373	1,213

Comprehensive income	$7,863	$4,506	$11,784	$7,114

See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollar amounts in thousands, except share and per share data)

				Accumulated
		Additional		Other	Unearned		Total
	Common	Paid-In	Retained	Comprehensive	ESOP		Shareholders’
For the six months ended June 30, 2010	Stock	Capital	Earnings	Income (Loss)	Shares	Treasury Stock	Equity
Balance at January 1, 2010	$305	$118,254	$111,188	$3,802	$(6,159)	$(21,708)	$205,682
ESOP shares earned, 65,621 shares	—	257	—	—	469	—	726
Share-based compensation expense	—	925	—	—	—	—	925
Adjustment to deferred tax asset for difference between fair value of vested restricted stock and expense booked	—	(86)	—	—	—	—	(86)
Treasury stock purchased at cost, 25,634 shares	—	—	—	—	—	(407)	(407)
Dividends declared ($0.08 per share)	—	—	(1,074)	—	—	—	(1,074)
Comprehensive income:
Net income	—	—	5,901	—	—	—	5,901
Change in unrealized gains (losses) on securities available for sale, net of reclassifications and taxes	—	—	—	1,213	—	—	1,213

Total comprehensive income							7,114

Balance at June 30, 2010	$305	$119,350	$116,015	$5,015	$(5,690)	$(22,115)	$212,880

For the six months ended June 30, 2011
Balance at January 1, 2011	$349	$289,591	$125,125	$2,373	$(20,849)	$—	$396,589
ESOP shares earned, 92,097 shares	—	447	—	—	733	—	1,180
Share-based compensation expense	—	937	—	—	—	—	937
Dividends declared ($0.10 per share)	—	—	(3,484)	—	—	—	(3,484)
Comprehensive income:
Net income	—	—	11,411	—	—	—	11,411
Change in unrealized gains (losses) on securities available for sale, net of reclassifications and taxes	—	—	—	373	—	—	373

Total comprehensive income							11,784

Balance at June 30, 2011	$349	$290,975	$133,052	$2,746	$(20,116)	$—	$407,006

See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Six Months Ended
	June 30,
	2011	2010
Operating activities
Net income	$11,411	$5,901
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	2,160	3,034
Depreciation and amortization	1,756	1,807
Deferred tax expense (benefit)	140	(11)
Premium amortization and accretion of securities, net	2,321	1,918
Gain on sale of available for sale securities	(3,415)	—
ESOP compensation expense	1,180	726
Share-based compensation expense	937	925
Net gain on loans held for sale	(3,828)	(5,820)
Loans originated or purchased for sale	(3,404,976)	(3,209,231)
Proceeds from sale of loans held for sale	3,480,172	3,051,624
FHLB stock dividends	(34)	(32)
Increase in bank-owned life insurance	(285)	(170)
Loss on sale and disposition of assets	72	525
Impairment of goodwill	271	—
Net change in deferred loan fees	(319)	(272)
Net change in accrued interest receivable	770	(796)
Net change in other assets	1,829	(713)
Net change in other liabilities	12,536	7,400

Net cash provided by (used in) operating activities	102,698	(143,185)
Investing activities
Available-for-sale securities:
Maturities, prepayments and calls	72,671	121,927
Purchases	(129,232)	(239,315)
Proceeds from sale of securities	93,008	—
Held-to-maturity securities:
Maturities, prepayments and calls	41,678	30,511
Purchases	(155,260)	(56,806)
Net change in loans	(40,525)	(1,854)
Redemption (purchase) of FHLB stock	2,251	(5,505)
Purchases of premises and equipment	(1,039)	(899)
Proceeds from sale of assets	682	1,864

Net cash (used in) investing activities	(115,766)	(150,077)
Financing activities
Net change in deposits	53,344	152,413
Proceeds from FHLB advances	153,000	157,000
Repayments on FHLB advances	(207,617)	(24,669)
Proceeds from Stock Subscriptions	—	85,615
Payment of dividends	(3,484)	(1,074)
Treasury stock purchased	—	(407)

Net cash provided by (used in) financing activities	(4,757)	368,878

Net change in cash and cash equivalents	(17,825)	75,616
Beginning cash and cash equivalents	68,650	55,470

Ending cash and cash equivalents	$50,825	$131,086

Supplemental cash flow information:
Interest paid	$18,025	$22,382
Income taxes paid	$5,880	$1,900
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$521	$3,110
See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
1. Basis of Financial Statement Presentation
The accompanying consolidated financial statements of ViewPoint Financial Group, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal and recurring adjustments which are considered necessary to fairly present the results for the interim periods presented have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in ViewPoint Financial Group, Inc.’s 2010 Annual Report on Form 10-K (“2010 Form 10-K”). Interim results are not necessarily indicative of results for a full year.
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
The accompanying Unaudited Consolidated Interim Financial Statements include the accounts of ViewPoint Financial Group, Inc., whose business primarily consists of the operations of its wholly owned subsidiary, ViewPoint Bank (the “Bank”). The Bank’s operations include its wholly owned subsidiary, ViewPoint Bankers Mortgage, Inc., doing business as ViewPoint Mortgage (“VPM”). All significant intercompany transactions and balances are eliminated in consolidation. Some items in prior years have been reclassified to conform to current presentation.
On July 6, 2010, the Company completed its conversion from the mutual holding company structure and related public stock offering, so that it is now a stock holding company that is wholly owned by public shareholders. Please see Note 2 — Share Transactions for more information. All share and per share information in this report for periods prior to the Conversion (defined below) has been revised to reflect the 1.4:1 conversion ratio on publicly traded shares, which resulted in a 4,287,752 increase in outstanding shares.
2. Share Transactions
The Company, a Maryland corporation, was organized by ViewPoint MHC (the “MHC”), ViewPoint Financial Group and ViewPoint Bank to facilitate the “second-step” conversion of ViewPoint Bank from the mutual holding company structure to the stock holding company structure (the “Conversion”). Upon consummation of the Conversion, which occurred on July 6, 2010, the Company became the holding company for ViewPoint Bank and now owns all of the issued and outstanding shares of ViewPoint Bank’s common stock. As part of the Conversion, shares of the Company’s common stock were issued and sold in an offering to certain depositors of ViewPoint Bank and others. Concurrent with the offering, each share of ViewPoint Financial Group’s common stock owned by public shareholders was exchanged for 1.4 shares of the Company’s common stock, with cash being paid in lieu of issuing any fractional shares.
The Company sold a total of 19,857,337 shares of common stock in the offering at $10.00 per share. Proceeds from the offering, net of $7,773 in expenses, totaled $190,800. The Company used $15,886 of the proceeds to fund a loan to the Employee Stock Ownership Plan (“ESOP”) to purchase shares in the Conversion.
3. Earnings per Common Share
Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unvested restricted stock awards. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock awards and options) were exercised or converted to common stock, or resulted in the issuance of common stock that then shared in the Company’s earnings. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unexercised stock options and unvested restricted stock awards. The dilutive effect of the unexercised stock options and unvested restricted stock awards is calculated under the treasury stock

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
method utilizing the average market value of the Company’s stock for the period. Unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in Accounting Standards Codification (“ASC”) 260-10-45-60B. A reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation for the three and six months ended June 30, 2011 and 2010 is as follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic earnings per share:
Numerator:
Net income	$4,857	$3,196	$11,411	$5,901
Distributed and undistributed earnings to participating securities	(25)	(35)	(67)	(70)

Income available to common shareholders	$4,832	$3,161	$11,344	$5,831

Denominator:
Weighted average common shares outstanding	34,839,491	29,206,205	34,839,491	29,211,527
Less: Average unallocated ESOP shares	(2,224,524)	(810,799)	(2,247,419)	(827,111)
Average unvested restricted stock awards	(169,440)	(309,643)	(192,389)	(335,360)

Average shares for basic earnings per share	32,445,527	28,085,763	32,399,683	28,049,056

Basic earnings per common share	$0.15	$0.11	$0.35	$0.21

Diluted earnings per share:
Numerator:
Income available to common shareholders	$4,832	$3,161	$11,344	$5,831

Denominator:
Average shares for basic earnings per share	32,445,527	28,085,763	32,399,683	28,049,056
Dilutive effect of share-based compensation plan	64,607	30,634	71,678	27,394

Average shares for diluted earnings per share	32,510,134	28,116,397	32,471,361	28,076,450

Diluted earnings per common share	$0.15	$0.11	$0.35	$0.21

All of the stock options outstanding for the three and six months ended June 30, 2010 were excluded in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock and were, therefore, antidilutive.
4. Dividends
On January 20, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share. The dividend was paid on February 17, 2011, to the Company’s shareholders of record as of February 3, 2011. On April 21, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share. The dividend was paid on May 19, 2011, to the Company’s shareholders of record as of May 5, 2011. On July 21, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.05. The dividend will be paid on August 18, 2011 to the Company’s shareholders of record as of August 4, 2011.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
5. Securities
The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income, net of taxes, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2011	Cost	Gains	Losses	Fair Value
Agency residential mortgage-backed securities	$262,671	$2,713	$(434)	$264,950
Agency residential collateralized mortgage obligations	412,293	2,407	(469)	414,231
SBA pools	4,617	51	—	4,668

Total available for sale securities	$679,581	$5,171	$(903)	$683,849

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2010	Cost	Gains	Losses	Fair Value
Agency residential mortgage-backed securities	$351,385	$4,545	$(1,433)	$354,497
Agency residential collateralized mortgage obligations	357,340	3,031	(2,479)	357,892
SBA pools	5,084	24	—	5,108

Total available for sale securities	$713,809	$7,600	$(3,912)	$717,497

The amortized cost, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2011	Cost	Gains	Losses	Fair Value
U.S. government and federal agency	$10,000	$32	$—	$10,032
Agency residential mortgage-backed securities	186,957	7,463	(26)	194,394
Agency commercial mortgage-backed securities	7,415	133	—	7,548
Agency residential collateralized mortgage obligations	290,124	3,250	(870)	292,504
Municipal bonds	50,480	2,382	(26)	52,836

Total held to maturity securities	$544,976	$13,260	$(922)	$557,314

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2010	Cost	Gains	Losses	Fair Value
U.S. government and federal agency	$9,997	$168	$—	$10,165
Agency residential mortgage-backed securities	162,841	5,305	(380)	167,766
Agency residential collateralized mortgage obligations	209,193	1,951	(4,864)	206,280
Municipal bonds	50,488	578	(981)	50,085

Total held to maturity securities	$432,519	$8,002	$(6,225)	$434,296

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
The fair value of debt securities and carrying amount, if different, at June 30, 2011, by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.

			Available
	Held to maturity		for sale
	Carrying
	Amount	Fair Value	Fair Value
Due from one to five years	$13,205	$13,460	$—
Due from five to ten years	9,758	10,409	4,668
Due after ten years	37,517	38,999	—
Agency residential mortgage-backed securities	186,957	194,394	264,950
Agency commercial mortgage-backed securities	7,415	7,548	—
Agency residential collateralized mortgage obligations	290,124	292,504	414,231

Total	$544,976	$557,314	$683,849

Proceeds from the sale of available for sale securities during the three and six months ended June 30, 2011, totaled $0 and $93,008, respectively. Gross gains from those sales totaled $0 and $3,415 for the three and six months ended June 30, 2011, respectively. There was no sales activity during the six months ended June 30, 2010. The specific identification method was used to determine cost in order to compute the realized gains.
Public fund certificates totaled $381.6 million at June 30, 2011, and were secured by securities pledged by the Company with a carrying value of $434.3 million as of June 30, 2011.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Securities available for sale and held to maturity with unrealized losses at June 30, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows.
AFS

	Less than 12 Months			12 Months or More			Total
		Unrealized			Unrealized			Unrealized
June 30, 2011	Fair Value	Loss	Number	Fair Value	Loss	Number	Fair Value	Loss	Number
Agency residential mortgage-backed securities	$75,546	$(311)	13	$8,656	$(123)	2	$84,202	$(434)	15
Agency residential collateralized mortgage obligations	80,208	(307)	13	29,354	(162)	11	109,562	(469)	24

Total temporarily impaired	$155,754	$(618)	26	$38,010	$(285)	13	$193,764	$(903)	39

HTM

	Less than 12 Months			12 Months or More			Total
		Unrealized			Unrealized			Unrealized
June 30, 2011	Fair Value	Loss	Number	Fair Value	Loss	Number	Fair Value	Loss	Number
Agency residential mortgage-backed securities	$5,115	$(26)	1	$—	$—	—	$5,115	$(26)	1
Agency residential collateralized mortgage obligations	132,322	(870)	16	—	—	—	132,322	(870)	16
Municipal bonds	3,759	(26)	6	—	—	—	3,759	(26)	6

Total temporarily impaired	$141,196	$(922)	23	$—	$—	—	$141,196	$(922)	23

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

The unrealized losses at June 30, 2011 and December 31, 2010, are substantially due to changes in market interest rates since the date of purchase that have adversely affected the market values of those securities. The unrealized losses are not due to credit impairment.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
6. Loans
Loans consist of the following:

	June 30,	December 31,
	2011	2010
Real estate loans:
One- to four-family	$376,618	$370,149
Commercial real estate	512,636	479,071
One- to four-family construction	8,840	11,435
Commercial construction	9,212	569
Home equity/home improvement	142,328	139,165

Total real estate loans	1,049,634	1,000,389

Other loans:
Automobile indirect loans	448	1,606
Automobile direct loans	33,352	40,944
Government-guaranteed student loans	—	4,557
Commercial non-mortgage loans	44,441	39,279
Consumer lines of credit and unsecured loans	12,255	14,197
Other consumer loans, secured	6,060	6,062

Total other loans	96,556	106,645

Gross loans	1,146,190	1,107,034
Deferred net loan origination fees	246	(73)
Allowance for loan losses	(16,159)	(14,847)

Net loans held for investment	$1,130,277	$1,092,114

Mortgage loans held for sale:
ViewPoint Mortgage	15,629	31,073
Warehouse Purchase Program	404,988	460,912

Total mortgage loans held for sale	$420,617	$491,985

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Activity in the allowance for loan losses for the three and six months ended June 30, 2011, and 2010 segregated by portfolio segment and evaluation for impairment is as follows:

		Home
	One- to	Equity/Home	Commercial	Commerical
Quarter to date June 30, 2011	Four- Family	Improvement	Real Estate	Non-Mortgage	Consumer	Total
Allowance for loan losses:
Beginning balance — April 1, 2011	$3,220	$893	$8,668	$1,845	$868	$15,494
Charge-offs	(62)	(61)	—	(154)	(250)	(527)
Recoveries	7	—	—	13	107	127
Provision expense (benefit)	(142)	41	891	193	82	1,065

Ending balance — June 30, 2011	$3,023	$873	$9,559	$1,897	$807	$16,159

		Home
	One- to	Equity/Home	Commercial	Commerical
Year to date June 30, 2011	Four- Family	Improvement	Real Estate	Non-Mortgage	Consumer	Total
Allowance for loan losses:
Beginning balance — January 1, 2011	$3,307	$936	$7,949	$1,652	$1,003	$14,847
Charge-offs	(74)	(138)	(15)	(342)	(531)	(1,100)
Recoveries	23	—	27	17	185	252
Provision expense (benefit)	(233)	75	1,598	570	150	2,160

Ending balance — June 30, 2011	$3,023	$873	$9,559	$1,897	$807	$16,159

Ending balance: individually evaluated for impairment	$609	$101	$1,600	$51	$9	$2,370
Ending balance: collectively evaluated for impairment	2,414	772	7,959	1,846	798	13,789
Loans:
Ending balance	$385,458	$142,328	$521,848	$44,441	$52,115	$1,146,190
Ending balance: individually evaluated for impairment	5,564	1,292	11,556	266	79	18,757
Ending balance: collectively evaluated for impairment	379,894	141,036	510,292	44,175	52,036	1,127,433

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

		Home
	One- to	Equity/Home	Commercial	Commerical
Quarter to date June 30, 2010	Four- Family	Improvement	Real Estate	Non-Mortgage	Consumer	Total
Allowance for loan losses:
Beginning balance — April 1, 2010	$2,207	$779	$7,070	$1,645	$1,228	$12,929
Charge-offs	(84)	—	—	(269)	(278)	(631)
Recoveries	5	2	—	1	121	129
Provision expense	312	21	1,287	237	31	1,888

Ending balance — June 30, 2010	$2,440	$802	$8,357	$1,614	$1,102	$14,315

		Home
	One- to	Equity/Home	Commercial	Commerical
Year to date June 30, 2010	Four- Family	Improvement	Real Estate	Non-Mortgage	Consumer	Total
Allowance for loan losses:
Beginning balance — January 1, 2010	$2,379	$730	$6,457	$1,382	$1,362	$12,310
Charge-offs	(160)	(28)	—	(313)	(745)	(1,246)
Recoveries	8	2	—	1	206	217
Provision expense	213	98	1,900	544	279	3,034

Ending balance — June 30, 2010	$2,440	$802	$8,357	$1,614	$1,102	$14,315

Ending balance: individually evaluated for impairment	$195	$130	$888	$45	$23	$1,281
Ending balance: collectively evaluated for impairment	2,245	672	7,469	1,569	1,079	13,034
Loans:
Ending balance	$385,759	$134,516	$480,553	$37,958	$80,558	$1,119,344
Ending balance: individually evaluated for impairment	4,362	477	13,515	377	357	19,088
Ending balance: collectively evaluated for impairment	381,397	134,039	467,038	37,581	80,201	1,100,256

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
The allowance for loan losses is maintained to cover losses that are estimated in accordance with U.S. generally accepted accounting principles. It is our estimate of credit losses inherent in our loan portfolio at each balance sheet date. Our methodology for analyzing the allowance for loan losses consists of general and specific components.
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
For the specific component, the allowance for loan losses on individually analyzed impaired loans includes loans secured by real estate and commercial non-mortgage loans where management has concerns about the borrower’s ability to repay. Loss estimates include the negative difference, if any, between the current fair value of the collateral or the estimated discounted cash flows and the loan amount due.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Impaired loans at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011
				Current		Current
				Quarter	Year-to-Date	Quarter	Year-to-Date
		Unpaid		Average	Average	Interest	Interest
	Recorded	Principal	Related	Recorded	Recorded	Income	Income
	Investment	Balance	Allowance	Investment	Investment	Recognized	Recognized
With no related allowance recorded :
Real estate loans:
One- to four- family	$2,700	$2,700	$—	$1,644	$1,861	$11	$29
Home equity/home improvement	1,103	1,103	—	1,058	918	6	14
Commercial	771	771	—	771	771	15	30

Total real estate loans	4,574	4,574	—	3,473	3,550	32	73

Commercial non-mortgage	—	—	—	—	—	1	1

Impaired loans with no related allowance recorded	4,574	4,574	—	3,473	3,550	33	74

With an allowance recorded :
Real estate loans:
One- to four- family	2,864	2,864	609	3,150	2,974	7	25
Home equity/home improvement	189	189	101	160	289	2	2
Commercial	10,785	10,785	1,600	10,310	10,214	116	216

Total real estate loans	13,838	13,838	2,310	13,620	13,477	125	243

Consumer loans:
Automobile indirect	19	19	2	35	54	—	—
Automobile direct	51	51	6	83	108	—	—
Other secured	9	9	1	11	11	—	—
Lines of credit/unsecured	—	—	—	4	50	—	—

Total consumer loans	79	79	9	133	223	—	—

Commercial non-mortgage	266	266	51	317	345	2	5

Impaired loans with allowance recorded	14,183	14,183	2,370	14,070	14,045	127	248

Total:
Residential real estate	6,856	6,856	710	6,012	6,042	26	70
Commercial real estate	11,556	11,556	1,600	11,081	10,985	131	246
Consumer	79	79	9	133	223	—	—
Commercial non-mortgage	266	266	51	317	345	3	6

	$18,757	$18,757	$2,370	$17,543	$17,595	$160	$322

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

Average impaired loans outstanding during the three and six months ended June 30, 2010, totaled $13,993 and $13,453, respectively.

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
Non-performing (nonaccrual) loans were as follows. There were no loans past due over 90 days that were still accruing interest at June 30, 2011 or December 31, 2010.

	June 30,	December 31,
	2011	2010
Real Estate loans:
One- to four- family	$5,337	$5,938
Commercial	10,785	9,812
Home equity/home improvement	1,292	1,306

Total real estate loans	17,414	17,056

Consumer loans:
Automobile indirect	59	84
Automobile direct	126	95
Consumer other secured	—	13
Consumer lines of credit/unsecured	1	108

Total consumer loans	186	300

Commercial non-mortgage	266	272

Total	$17,866	$17,628

Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. At June 30, 2011, $9,874 of the $17,866 reported for nonaccrual loans are troubled debt restructurings that are on nonaccrual status. An additional $265 of performing troubled debt restructurings are not included as non-performing loans at June 30, 2011; these loans have been performing for at least six months and the Company is accruing interest on these loans. At December 31, 2010, $8,669 of the $17,628 reported for nonaccrual loans are troubled debt restructurings that are on nonaccrual status. An additional $1,287 of performing troubled debt restructurings are not included as non-performing loans at December 31, 2010. Performing troubled debt restructurings are removed from troubled debt restructuring status after performing for one year under modified terms and meeting other criteria.
The Company has recorded $1,465 and $947 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of June 30, 2011, and December 31, 2010, respectively. There are no outstanding commitments to lend additional funds to borrowers with loans whose terms have been modified in troubled debt restructurings.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Below is an analysis of the age of recorded investment in loans that were past due at June 30, 2011, and December 31, 2010:

			90 Days	Total
	30-59 Days	60-89 Days	and Greater	Loans Past
June 30, 2011	Past Due	Past Due	Past Due	Due	Current Loans	Total Loans
Real estate loans:
One- to four- family	$225	$2,750	$4,041	$7,016	$378,442	$385,458
Commercial	—	148	899	1,047	520,801	521,848
Home equity/home improvement	9	279	1,089	1,377	140,951	142,328

Total real estate loans	234	3,177	6,029	9,440	1,040,194	1,049,634

Other loans:
Consumer loans:
Automobile indirect	7	—	57	64	384	448
Automobile direct	94	—	117	211	33,141	33,352
Other secured	—	—	—	—	6,060	6,060
Lines of credit/unsecured	12	19	1	32	12,223	12,255

Total consumer loans	113	19	175	307	51,808	52,115

Commercial non-mortgage	102	99	—	201	44,240	44,441

Total	$449	$3,295	$6,204	$9,948	$1,136,242	$1,146,190

			90 Days	Total
	30-59 Days	60-89 Days	and Greater	Loans Past
December 31, 2010	Past Due	Past Due	Past Due	Due	Current Loans	Total Loans
Real estate loans:
One- to four- family	$3,248	$3,068	$3,952	$10,268	$371,316	$381,584
Commercial	2,869	—	1,645	4,514	475,126	479,640
Home equity/home improvement	1,009	175	1,047	2,231	136,934	139,165

Total real estate loans	7,126	3,243	6,644	17,013	983,376	1,000,389

Other loans:
Consumer loans:
Automobile indirect	56	3	78	137	1,469	1,606
Automobile direct	193	15	64	272	40,672	40,944
Other secured	32	—	2	34	10,585	10,619
Lines of credit/unsecured	84	47	108	239	13,958	14,197

Total consumer loans	365	65	252	682	66,684	67,366

Commercial non-mortgage	174	—	52	226	39,053	39,279

Total	$7,665	$3,308	$6,948	$17,921	$1,089,113	$1,107,034

There were no accruing loans that were greater than 90 days past due at June 30, 2011, and December 31, 2010.
For loans collateralized by real property and commercial non-mortgage loans, credit exposure is monitored by internally assigned grades used for classification of loans. A loan is considered “special mention” if it is a potential problem loan that is currently performing and does not meet the criteria for impairment, but where some concern exists. A loan is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” loans include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Loans classified as “doubtful” have all of the weaknesses of those classified as “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” All other loans that do not fall into the above mentioned categories are considered “pass” loans. Updates to internally assigned grades are made monthly and/or upon significant developments.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
For consumer loans, credit exposure is monitored by payment history of the loans. Non-performing consumer loans are on nonaccrual status and are generally greater than 90 days past due.
The recorded investment in loans by credit quality indicators at June 30, 2011, and December 31, 2010 are as follows:
Real Estate and Commercial Non-Mortgage Credit Exposure
Credit Risk Profile by Internally Assigned Grade

		Commercial Real	Commercial Non-	Home Equity/Home
June 30, 2011	One- to Four- Family	Estate	Mortgage	Improvement
Grade:
Pass	$379,244	$495,198	$43,844	$140,790
Special Mention	650	15,094	331	246
Substandard	2,660	10,835	266	307
Doubtful	2,904	721	—	985

Total	$385,458	$521,848	$44,441	$142,328

		Commercial Real	Commercial Non-	Home Equity/Home
December 31, 2010	One- to Four- Family	Estate	Mortgage	Improvement
Grade:
Pass	$374,790	$466,230	$38,768	$137,796
Special Mention	713	2,479	239	63
Substandard	3,663	10,185	220	337
Doubtful	2,418	746	52	969

Total	$381,584	$479,640	$39,279	$139,165

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

				Lines of
June 30, 2011	Automobile Indirect	Automobile Direct	Other Secured	Credit/Unsecured
Performing	$389	$33,226	$6,060	$12,254
Non-performing	59	126	—	1

Total	$448	$33,352	$6,060	$12,255

				Lines of
December 31, 2010	Automobile Indirect	Automobile Direct	Other Secured	Credit/Unsecured
Performing	$1,522	$40,849	$10,606	$14,089
Non-performing	84	95	13	108

Total	$1,606	$40,944	$10,619	$14,197

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
The Company elected the fair value option for certain residential mortgage loans held for sale originated after May 1, 2010 in accordance with Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (as codified in ASC 820.) This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC 815, “Derivatives and Hedging.” The Company has not elected the fair value option for other loans held for sale primarily because they are not economically hedged using derivative instruments.
Fair values of certain loans held for sale are based on traded market prices of similar assets, where available, and/or discounted cash flows at market interest rates. At June 30, 2011, certain loans held for sale for which the fair value option was elected had an aggregate fair value of $6,324 and an aggregate outstanding principal balance of $6,267 and were recorded in mortgage loans held for sale in the consolidated balance sheet. At December 31, 2010, certain loans held for sale for which the fair value option was elected had an aggregate fair value of $16,877 and an aggregate outstanding principal balance of $17,092.
Interest income on certain mortgage loans held for sale is recognized based on contractual rates and reflected in interest income on mortgage loans held for sale in the consolidated income statement. Net gains of $455 and $373 resulting from changes in fair value of these loans were recorded in mortgage income during the three and six months ended June 30, 2011, respectively, offset by economic hedging losses in the amounts of $423 and $260, respectively. Net gains of $365 resulting from changes in fair value of these loans were recorded in mortgage income during the three and six months ended June 30, 2010, offset by economic hedging losses in the amount of $364.
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

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2011, Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
	June 30, 2011	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Agency residential mortgage-backed securities	$264,950	$—	$264,950	$—
Agency residential collateralized mortgage obligations	414,231	—	414,231	—
SBA pools	4,668	—	4,668	—

Total securities available for sale	$683,849	$—	$683,849	$—

Loans held for sale	$6,324	$—	$6,324	$—
Derivative instruments	$38	$—	$38	$—

		Fair Value Measurements at December 31, 2010, Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
	December 31, 2010	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Agency residential mortgage-backed securities	$354,497	$—	$354,497	$—
Agency residential collateralized mortgage obligations	357,892	—	357,892	—
SBA pools	5,108	—	5,108	—

Total securities available for sale	$717,497	$—	$717,497	$—

Loans held for sale	$16,877	$—	$16,877	$—
Derivative instruments	$116	$—	$116	$—
Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2011, Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
	June 30, 2011	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Impaired loans	$11,813	$—	$—	$11,813
Other real estate owned	2,326	—	71	2,255

		Fair Value Measurements at December 31, 2010, Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
	December 31, 2010	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Impaired loans	$11,630	$—	$—	$11,630
Other real estate owned	2,668	—	2,219	449
Impaired loans, which primarily consist of commercial real estate, one- to four-family residential, home equity/home improvement and commercial non-mortgage loans, are measured for impairment using the fair value of the collateral (as determined by third party appraisals using recent comparative sales data and other Level 3 valuation inputs) for collateral dependent loans. Impaired loans with an allocated allowance for loan losses at June 30, 2011, had a carrying amount of $11,813, which is made up of the outstanding balance of $14,183, net of a valuation allowance of $2,370. Impaired loans with an allocated allowance for loan losses at December 31, 2010, had a carrying amount of $11,630, which is made up of the outstanding balance of $13,637, net of a valuation allowance of $2,007.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
At June 30, 2011, other real estate owned, which is measured at the lower of book or fair value less costs to sell, had a net book value of $2,326, which is made up of the outstanding balance of $2,817, net of a valuation allowance of $491. Other real estate owned that were valued using third party appraisals less costs to sell are classified as Level 2, while other real estate owned that were valued using third party appraisals less costs to sell and other Level 3 valuation inputs are classified as Level 3. These Level 3 valuation inputs include discounts of the appraised value based on real estate market activity. Of the $491, $116 resulted from write-downs during the six months ended June 30, 2011. At December 31, 2010, other real estate owned, which is measured at the lower of book or fair value less costs to sell, had a net book value of $2,668, which is made up of the outstanding balance of $3,120 net of a valuation allowance of $452, resulting in net write-downs of $502 for the year ended December 31, 2010.
Activity for other real estate owned for the three and six months ended June 30, 2011 and 2010, and the related valuation allowance follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Beginning balance	$2,465	$3,073	$2,668	$3,917
Transfers in at fair value	389	2,380	521	3,021
Change in valuation allowance	(69)	(210)	(39)	(267)
Sale of property (gross)	(459)	(807)	(824)	(2,235)

Ending balance	$2,326	$4,436	$2,326	$4,436

Valuation allowance:
Beginning balance	$422	$94	$452	$37
Sale of property	(27)	(49)	(77)	(60)
Valuation adjustment	96	259	116	327

Ending balance	$491	$304	$491	$304

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Carrying amount and estimated fair values of financial instruments were as follows:

	June 30, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets
Cash and cash equivalents	$50,825	$50,825	$68,650	$68,650
Securities available for sale	683,849	683,849	717,497	717,497
Securities held to maturity	544,976	557,314	432,519	434,296
Loans held for sale	420,617	421,181	491,985	492,367
Loans, net	1,130,277	1,150,598	1,092,114	1,107,640
FHLB stock	18,352	N/A	20,569	N/A
Bank-owned life insurance	28,786	28,786	28,501	28,501
Accrued interest receivable	8,478	8,478	9,248	9,248
Derivative instruments	38	38	116	116

Financial liabilities
Deposits	$(2,070,894)	$(1,980,814)	$(2,017,550)	$(2,087,160)
FHLB advances	(406,602)	(418,487)	(461,219)	(470,729)
Repurchase agreement	(25,000)	(27,381)	(25,000)	(27,255)
Other borrowings	(10,000)	(10,000)	(10,000)	(10,000)
Accrued interest payable	(1,455)	(1,455)	(1,541)	(1,541)
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

		Outstanding
	Expiration	Notional		Recorded
June 30, 2011	Dates	Balance	Fair Value	Gains/(Losses)
Other Assets
IRLCs	2011	$8,460	$10	$10
Loan sale commitments	2011	4,271	13	373
Forward mortgage-backed securities trades	2011	9,750	28	(260)

		Outstanding
	Expiration	Notional		Recorded
December 31, 2010	Dates	Balance	Fair Value	Gains/(Losses)
Other Assets
IRLCs	2011	$16,082	$11	$11
Loan sale commitments	2011	10,207	(79)	1,367
Forward mortgage-backed securities trades	2011	23,102	105	(1,176)
9. Repurchase Agreement
In April 2008, the Company entered into a ten-year term structured repurchase callable agreement with Credit Suisse Securities (U.S.A.) LLC for $25,000 to leverage the balance sheet and reduce the cost of funds. The interest rate was fixed at 1.62% for the first year of the agreement. After the first year, the interest rate adjusts quarterly to 6.25% less the three month Libor rate, subject to a lifetime cap of 3.22%. The rate was 3.22% at June 30, 2011 and December 31, 2010. The securities sold under agreement to repurchase had an average balance of $32,288 and an average interest rate of 2.02% during the six months ended June 30, 2011. The maximum month-end balance during the six months ended June 30, 2011 was $32,794. At maturity, the securities underlying the agreement are returned to the Company. The fair value of these securities sold under the agreement to repurchase was $33,532 at June 30, 2011. The Company retains the right to substitute securities under the terms of the agreement.
10. FHLB Advances
At June 30, 2011, advances from the FHLB totaled $406,602, net of a restructuring prepayment penalty of $4,740, and had interest rates ranging from 0.04% to 5.99% with a weighted average rate of 2.15%. At December 31, 2010, advances from the FHLB totaled $461,219, net of a restructuring prepayment penalty of $5,259, and had interest rates ranging from 0.16% to 5.99% with a weighted average rate of 1.95%. At June 30, 2011 and December 31, 2010, the Company had $22,000 in variable rate FHLB advances; the remainder of FHLB advances at those dates had fixed rates.
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

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Each advance is payable at its maturity date and is subject to prepayment penalties. The advances were collateralized by mortgage and commercial loans with FHLB collateral values of $563,640 and $654,913 under a blanket lien arrangement at June 30, 2011 and December 31, 2010, respectively. Based on this collateral, and including securities safekept at FHLB and otherwise unpledged, the Company was eligible to borrow an additional $798,971 and $756,432 at June 30, 2011 and December 31, 2010, respectively. In addition, FHLB stock also secures debts to the FHLB. The current agreement provided for a maximum borrowing amount of approximately $1,210,437 and $1,223,035 at June 30, 2011 and December 31, 2010, respectively.
At June 30, 2011, the advances are structured to contractually pay down as follows:

		Weighted
		Average
	Balance	Rate
2011	$113,221	0.39%
2012	36,720	2.19
2013	67,134	1.70
2014	36,516	2.86
2015	61,743	3.66
Thereafter	96,008	3.27

	411,342	2.15%
Restructruing prepayment penalty	(4,740)

Total	$406,602

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
The compensation cost that has been charged against income for the restricted stock portion of the Equity Incentive Plan was $353 and $395 for the three months ended June 30, 2011 and 2010, respectively. The compensation cost that has been charged against income for the stock option portion of the Equity Incentive Plan was $155 and $88 for the three months ended June 30, 2011 and 2010, respectively. The total income tax benefit recognized in the income statement for share-based compensation was $178 and $164 for the three months ended June 30, 2011 and 2010, respectively.
The compensation cost that has been charged against income for the restricted stock portion of the Equity Incentive Plan was $703 and $786 for the six months ended June 30, 2011 and 2010, respectively. The compensation cost that has been charged against income for the stock option portion of the Equity Incentive Plan was $235 and $139 for the six months ended June 30, 2011 and 2010, respectively. The total income tax benefit recognized in the income statement for share-based compensation was $328 and $315 for the six months ended June 30, 2011 and 2010, respectively.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
A summary of the status of the non-vested shares of the restricted stock portion of the Equity Incentive Plan at June 30, 2011, is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2011	218,393	$13.14
Granted	—	—
Vested	(107,798)	13.15
Forfeited	—	—

Non-vested at June 30, 2011	110,595	$13.12

The grant date fair value is based on the last sale price as quoted on the NASDAQ Stock Market on the grant date. As of June 30, 2011, there was $1,287 of total unrecognized compensation expense related to non-vested shares awarded under the restricted stock portion of the Equity Incentive Plan. That expense is expected to be recognized over a weighted-average period of 0.92 year.
A summary of the activity under the stock option portion of the Equity Incentive Plan as of June 30, 2011, and changes for the six months then ended is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at January 1, 2011	457,555	$12.01	7.6	$170
Granted	108,500	12.72	10.0	117
Exercised	—	—	—	—
Forfeited	(12,580)	11.21	—	33

Outstanding at June 30, 2011	553,475	$12.16	7.6	$906

Fully vested and expected to vest	507,125	$12.18	7.4	$724

Exercisable at June 30, 2011	132,114	$12.24	6.8	$206

As of June 30, 2011, there was $696 of total unrecognized compensation expense related to non-exercisable shares awarded under the stock option portion of the Equity Incentive Plan. That expense is expected to be recognized over a weighted-average period of 2.4 years.
12. Income Taxes
The net deferred tax assets totaled $6,233 and $6,580 at June 30, 2011, and December 31, 2010, respectively. No valuation allowance was provided on deferred tax assets as of June 30, 2011, or December 31, 2010, as the Company expects to realize the future tax benefits. The Company estimates the annual effective tax rate for 2011 will be between 32.0% and 33.0%. The actual effective tax rate for the three and six months ended June 30, 2011, is different than the estimated annual effective tax rate due to various immaterial adjustments to income tax expense recorded during the quarter.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
13. Segment Information
The reportable segments are determined by the products and services offered, primarily distinguished between banking and VPM, our mortgage banking subsidiary. Loans, investments and deposits generate the revenues in the banking segment; secondary marketing sales primarily generate the revenue in the VPM segment. Segment performance is evaluated using segment profit (loss). Information reported internally for performance assessment for the three and six months ended June 30, 2011 and 2010 follows:

	Three Months Ended
	June 30, 2011
				Total
			Eliminations	Segments
			and	(Consolidated
Results of Operations:	Banking	VPM	Adjustments[1]	Total)
Total interest income	$27,916	$410	$(340)	$27,986
Total interest expense	9,077	340	(396)	9,021
Provision (benefit) for loan losses	1,085	(20)	—	1,065

Net interest income after provision for loan losses	17,754	90	56	17,900
Other revenue	5,459	(273)	571	5,757
Net gain (loss) on sale of mortgage loans	(356)	2,235	—	1,879
Total noninterest expense	15,061	2,915	292	18,268

Income before income tax expense (benefit)	7,796	(863)	335	7,268
Income tax expense (benefit)	2,771	(279)	(81)	2,411

Net income (loss)	$5,025	$(584)	$416	$4,857

Segment assets	$2,964,412	$34,794	$(35,324)	$2,963,882
Noncash items:
Net gain (loss) on sale of mortgage loans	(356)	2,235	—	1,879
Depreciation	800	76	—	876
Provision (benefit) for loan losses	1,085	(20)	—	1,065

	Three Months Ended
	June 30, 2010
				Total
			Eliminations	Segments
			and	(Consolidated
Results of Operations:	Banking	VPM	Adjustments[1]	Total)
Total interest income	$27,585	$641	$(508)	$27,718
Total interest expense	11,201	509	(445)	11,265
Provision for loan losses	1,873	15	—	1,888

Net interest income after provision for loan losses	14,511	117	(63)	14,565
Other revenue	4,894	1	109	5,004
Net gain (loss) on sale of mortgage loans	(311)	3,476	—	3,165
Total noninterest expense	14,156	3,786	66	18,008

Income before income tax expense (benefit)	4,938	(192)	(20)	4,726
Income tax expense (benefit)	1,642	(61)	(51)	1,530

Net income (loss)	$3,296	$(131)	$31	$3,196

Segment assets	$2,762,090	$63,479	$(61,108)	$2,764,461
Noncash items:
Net gain (loss) on sale of mortgage loans	(311)	3,476	—	3,165
Depreciation	834	74	—	908
Provision for loan losses	1,873	15	—	1,888

[1]	Includes eliminating entries for intercompany transactions and stand-alone expenses of the Company

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

	Six Months Ended
	June 30, 2011
				Total
			Eliminations	Segments
			and	(Consolidated
Results of Operations:	Banking	VPM	Adjustments[1]	Total)
Total interest income	$55,745	$859	$(723)	$55,881
Total interest expense	18,051	723	(835)	17,939
Provision (benefit) for loan losses	2,178	(18)	—	2,160

Net interest income after provision for loan losses	35,516	154	112	35,782
Other revenue	13,594	(272)	953	14,275
Net gain (loss) on sale of mortgage loans	(891)	4,719	—	3,828
Total noninterest expense	30,521	6,046	562	37,129

Income before income tax expense (benefit)	17,698	(1,445)	503	16,756
Income tax expense (benefit)	5,965	(467)	(153)	5,345

Net income (loss)	$11,733	$(978)	$656	$11,411

Segment assets	$2,964,412	$34,794	$(35,324)	$2,963,882
Noncash items:
Net gain (loss) on sale of mortgage loans	(891)	4,719	—	3,828
Depreciation	1,604	152	—	1,756
Provision (benefit) for loan losses	2,178	(18)	—	2,160

	Six Months Ended
	June 30, 2010
				Total
			Eliminations	Segments
			and	(Consolidated
Results of Operations:	Banking	VPM	Adjustments[1]	Total)
Total interest income	$53,737	$1,007	$(817)	$53,927
Total interest expense	22,257	818	(693)	22,382
Provision for loan losses	2,977	57	—	3,034

Net interest income after provision for loan losses	28,503	132	(124)	28,511
Other revenue	9,429	—	476	9,905
Net gain (loss) on sale of mortgage loans	(467)	6,287	—	5,820
Total noninterest expense	28,154	7,189	177	35,520

Income before income tax expense (benefit)	9,311	(770)	175	8,716
Income tax expense (benefit)	3,186	(255)	(116)	2,815

Net income (loss)	$6,125	$(515)	$291	$5,901

Segment assets	$2,762,090	$63,479	$(61,108)	$2,764,461
Noncash items:
Net gain (loss) on sale of mortgage loans	(467)	6,287	—	5,820
Depreciation	1,668	141	—	1,809
Provision for loan losses	2,977	57	—	3,034

[1]	Includes eliminating entries for intercompany transactions and stand-alone expenses of the Company

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
14. Legal Proceedings
The Company is subject to various pending or threatened legal proceedings arising out of the normal course of business or operations. Although there can be no assurance as to the ultimate outcome, the Company believes it has meritorious defenses to the claims asserted against it in its currently outstanding legal proceedings, including the matter described below, and with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to the best interests of the Company and its shareholders.
On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with pending or threatened legal proceedings utilizing the latest information available. On a case-by-case basis, reserves are established for those legal claims as to which the Company believes it is probable that a loss may be incurred and that the amount of such loss can be reasonably estimated.
Resolution of legal claims is inherently dependent on the specific facts and circumstances of each case, and therefore the actual costs of resolving these claims may be substantially higher or lower than the amounts reserved. Based on current knowledge, and after consultation with legal counsel, management believes that current reserves are adequate and the amount of any incremental liability that may otherwise arise is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations. Certain legal claims considered by the Company in its analysis of the sufficiency of its related reserves include the following:
In March 2011, the Company was named in a class action lawsuit alleging that the Company, the Bank and VPM improperly classified VPM’s mortgage loan officers as exempt employees under the Fair Labor Standards Act (“FLSA”), and thereby failed to properly compensate them for overtime. To date, six former employees have opted in to the class action, including the two named plaintiffs. The litigation is presently set for mediation in August 2011. At June 30, 2011, the Company had recorded a $225 pending litigation liability in connection with this lawsuit.
15. Goodwill
Goodwill is evaluated for impairment on an annual basis in the fourth quarter. According to ASC 350-20-35-30, goodwill shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount. Adverse changes in the economic environment, declining operations, or other factors could result in a decline in the implied fair value of goodwill. A goodwill impairment test includes two steps. Step One, used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Step Two of the goodwill impairment test compares the implied estimated fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill for that reporting unit exceeds the implied fair value of that unit’s goodwill, an impairment loss is recognized in an amount equal to that excess.
On September 1, 2007, the Company, through the Bank’s wholly-owned subsidiary, Community Financial Services, Inc. (now known as VPM), completed its acquisition of substantially all of the assets and the loan origination business of Bankers Financial Mortgage Group, LTD. The terms of the agreement provided for an initial payment of an amount equal to the net book value of the purchased assets plus $1,000. The excess of the cost of the acquired entity over the net of the amounts assigned to assets acquired was recognized as goodwill in the amount of $1,000. An additional $89 of goodwill was recognized in October 2007 due to further expenses associated with the acquisition, resulting in total goodwill of $1,089.
Due to the downturn in current mortgage market conditions and the loss of key production personnel, an evaluation of goodwill was performed outside of the normal annual cycle. For purposes of performing Step One of the goodwill impairment test, the fair value was determined using the income approach by discounting the next five years projected cash flows. The assumptions in the model considered market economic and industry forecasts and management’s judgment. Based on the estimated results in the Step Two analysis, a goodwill impairment of $271 was recognized.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Deterioration in economic market conditions, increased estimates of the effects of recent regulatory or legislative changes, or additional regulatory or legislative changes may result in declines in projected business performance beyond management’s current expectations. Such declines in business performance could cause the estimated fair values of VPM’s associated goodwill to decline, which could result in an impairment charge to earnings in a future period related to some portion of the associated goodwill.
16. Recent Accounting Developments
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
Private Securities Litigation Reform Act Safe Harbor Statement
When used in filings by the Company with the Securities and Exchange Commission (the “SEC”) in the Company’s press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “intends” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions, legislative changes, changes in policies by regulatory agencies, fluctuations in interest rates, the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses, the Company’s ability to access cost-effective funding, fluctuations in real estate values and both residential and commercial real estate market conditions, demand for loans and deposits in the Company’s market area, the industry-wide decline in mortgage production, competition, changes in management’s business strategies and other factors set forth under Risk Factors in the Company’s Annual Report on Form 10-K, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to advise readers that the factors listed above could materially affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.
The Company does not undertake — and specifically declines any obligation — to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
Overview
The Company, a Maryland corporation, is the stock holding company for its wholly owned subsidiary, ViewPoint Bank (the “Bank”). The Bank’s operations include its wholly owned subsidiary, ViewPoint Bankers Mortgage, Inc., doing business as ViewPoint Mortgage (“VPM”). On July 6, 2010, the Company completed a public offering and share exchange as part of the Bank’s conversion from the mutual holding company structure (the “Conversion”). Please see Note 2 of the Notes to the Unaudited Consolidated Financial Statements under Item 1 of this report for more information. All share and per share information in this report for periods prior to the Conversion has been adjusted to reflect the 1.4:1 exchange ratio on publicly traded shares, which resulted in a 4,287,752 increase in outstanding shares.
The Company and the Bank were historically examined and regulated by the Office of Thrift Supervision (“OTS”). On July 21, 2011, the regulatory oversight of the Company transferred to the Federal Reserve Board and the regulatory oversight of the Bank transferred to the Office of the Comptroller of the Currency (“OCC”) as part of the consolidation of the OTS into the OCC under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). In May 2011, the Company filed applications with the OCC and the Federal Reserve Board to change its charter to that of a national bank, which are currently under review.
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

At June 30, 2011, the Company operated 23 community bank offices in the Dallas/Fort Worth Metroplex and 12 loan production offices located in Texas, Oklahoma and Ohio. The Company plans to open new community bank offices in Carrollton and Flower Mound during the third quarter of 2011. The Company acquired these two bank offices after they were closed as a result of the combination of two national banks that each had bank locations in the same immediate market area. During the fourth quarter of 2011, the Company plans to relocate its grocery store banking center located in the Lake Highlands neighborhood of Dallas to a full-service community bank office.
In May 2011, the Company announced that Garold Base, who currently serves as the Company’s President and Chief Executive Officer, notified the Company of his intention to retire, effective as of December 31, 2011. The Company has begun the process of identifying Mr. Base’s successor, as outlined in its succession plan, through a search which will include both internal and external candidates. The timeframe for Mr. Base’s announced retirement will permit the Board of Directors of the Company and the Bank to consider and determine a successor in an orderly and deliberate process.
Performance Highlights
•
Quarterly net income increased by $1.7 million, or 52.0%: The $1.7 million increase in net income for the quarter ended June 30, 2011, compared to the same period last year, was driven by higher net interest income and a lower provision for loan losses.

•	Basic and diluted EPS increased by $0.04: Basic and diluted earnings per share for the quarter ended June 30, 2011, was $0.15, up $0.04 from the quarter ended June 30, 2010.
•
Lower net charge-offs for both the three and six month periods: Net charge-offs declined by $102,000 during the quarter ended June 30, 2011, compared to the same period in 2010, while net charge-offs for the six months ended June 30, 2011, declined by $181,000 compared to the same period last year.

•
Lower deposit and borrowing rates fueled a 12 basis point increase in net interest margin to 2.82%: The net interest margin increased 12 basis points to 2.82% for the six months ended June 30, 2011, from 2.70% for the six months ended June 30, 2010.

•
Loan growth year-to-date: During the six months ended June 30, 2011, loans increased in all categories except for mortgage loans held for sale and the consumer portfolio. This increase includes a $33.6 million jump in commercial real estate loans and $5.2 million of growth in commercial non-mortgage loans.

•	Deposit growth of $53.3 million: Deposits increased by $53.3 million from December 31, 2010, primarily due to growth of $43.8 million in interest-bearing demand accounts.
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

•	Maintaining our historically high asset quality.

We believe that strong asset quality is a key to long-term financial success. We have sought to maintain high asset quality and moderate credit risk by strictly adhering to our strong lending policies, as evidenced by our low charge-off ratios and non-performing assets. Although we intend to continue our efforts to grow our loan portfolio, including through commercial real estate and commercial and industrial lending, we intend to continue our philosophy of managing credit exposures through our conservative approach to lending.

•	Capturing our customers’ full relationship.

We offer a wide range of products and services that provide diversification of revenue sources and solidify our relationship with our customers. We focus on core retail and business deposits, including savings and checking accounts, that lead to long-term customer retention. For example, our Absolute Checking account product, which offers a higher rate of interest when electronic transaction volume and other requirements are satisfied, provides cost savings and drives fee revenue while creating what we believe to be a stable customer relationship. As part of our commercial lending process we cross-sell the entire business banking relationship, including non-interest-bearing deposits and business banking products, such as online cash management, treasury management, wires, and direct deposit /payment processing.

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

Comparison of Financial Condition at June 30, 2011, and December 31, 2010
General. Total assets increased by $21.9 million, or 0.74%, to $2.96 billion at June 30, 2011, from $2.94 billion at December 31, 2010. The increase in total assets was primarily due to a $112.4 million increase in securities held to maturity and a $38.2 million increase in net loans held for investment. This increase was partially offset by a $71.4 million decrease in loans held for sale and a $33.6 million decrease in securities available for sale.
Loans. Gross loans (including $420.6 million in mortgage loans held for sale) decreased by $32.2 million, or 2.0%, to $1.57 billion at June 30, 2011, from $1.60 billion at December 31, 2010. Loan growth in our residential real estate, commercial real estate and commercial non-mortgage portfolios partially offset decreases in mortgage loans held for sale and consumer loans.

	June 30,	December 31,	Dollar	Percent
	2011	2010	Change	Change
	(Dollars in thousands)
Real estate loans:
One-to four-family	$376,618	$370,149	$6,469	1.7%
Commercial real estate	512,636	479,071	33,565	7.0
One-to four-family construction	8,840	11,435	(2,595)	(22.7)
Commercial construction	9,212	569	8,643	1,519.0
Home equity/home improvement	142,328	139,165	3,163	2.3
Mortgage loans held for sale	420,617	491,985	(71,368)	(14.5)

Total real estate loans	1,470,251	1,492,374	(22,123)	(1.5)
Automobile loans	33,800	42,550	(8,750)	(20.6)
Other consumer loans	18,315	24,816	(6,501)	(26.2)
Commercial non-mortgage loans	44,441	39,279	5,162	13.1

Total other loans	96,556	106,645	(10,089)	(9.5)

Gross loans	$1,566,807	$1,599,019	$(32,212)	(2.0%)

At June 30, 2011, mortgage loans held for sale consisted of $405.0 million in Warehouse Purchase Program loans and $15.6 million in loans originated for sale by our mortgage banking subsidiary, VPM. Mortgage loans held for sale decreased by $71.4 million, or 14.5%, from December 31, 2010, with $55.9 million of this variance attributable to a reduction in Warehouse Purchase Program loans purchased for sale under our standard loan participation agreement. The remaining $15.5 million of the decline was associated with loans originated for sale by VPM. Our Warehouse Purchase Program enables our mortgage banking company customers to close conforming and some jumbo one- to four-family real estate loans in their own name and temporarily finance their inventory of these closed loans until the loans are sold to investors approved by the Company. The Warehouse Purchase Program had 30 clients with approved maximum borrowing amounts ranging from $10.0 million to $35.0 million at June 30, 2011, compared to 29 clients at December 31, 2010 and 24 clients at June 30, 2010. During the six months ended June 30, 2011, the average outstanding balance per client was $14.5 million. During the six months ended June 30, 2011, the Warehouse Purchase Program generated $1.3 million in fee income and $6.5 million in interest income, compared to $1.2 million in fee income and $6.9 million in interest income for the six months ended June 30, 2010. Compared to the quarter ended March 31, 2011, Warehouse Purchase Program loans increased by $104.5 million, or 34.8%.
VPM originated $167.6 million in one- to four-family mortgage loans during the six months ended June 30, 2011, compared to $223.0 million during the six months ended June 30, 2010. Of the $167.6 million originated during the six months ended June 30, 2011, $115.0 million were sold or committed to be sold to investors, generating a net gain on sale of loans of $3.8 million during that period. The remaining $52.6 million of VPM production was retained in the Company’s loan portfolio. For asset/liability and interest rate risk management purposes, the Company follows guidelines set forth by the Company’s Asset/Liability Management Committee to determine whether to keep loans in portfolio or sell them with a servicing release premium. The Company evaluates price, yield, duration and credit when determining the amount of loans sold or retained. The decrease in mortgage production seen in the Warehouse Purchase Program and VPM compared to December 31, 2010, is primarily attributable to an overall decline in the mortgage market as refinance volume has dropped industry-wide.
In 2010, the Company established a mortgage repurchase liability for loans sold by VPM related to various representations and warranties that reflect management’s estimate of losses for loans for which the Company could have repurchase obligations based on historical investor repurchase and indemnification demand and historical loss ratios. Although investors may demand repurchase at any time, the Company has generally received such demands within 12 months of the investor purchase. The Company had one repurchase and four indemnifications during the six months ended June 30, 2011, compared to two repurchases and five indemnifications during the six months ended June 30, 2010. Actual losses totaled $30,000 and $47,000 for the six months ended June 30, 2011 and 2010, respectively. This mortgage repurchase liability, included in “Other Liabilities” in the consolidated balance sheet, was $51,000 at June 30, 2011, compared to $38,000 at December 31, 2010. Additions to the liability reduced net gains on mortgage loan origination/sales.
Commercial real estate loans increased by $33.6 million, or 7.0%, from December 31, 2010. Our commercial real estate portfolio consists almost exclusively of loans secured by existing, multi-tenanted commercial buildings. 91% of our commercial real estate loan balances are secured by properties located in Texas, a market that we do not believe has experienced the same level of economic pressure experienced in certain other geographic areas in the United States. The below table illustrates the geographic concentration of our commercial real estate portfolio at June 30, 2011:

Texas	91%
Louisiana	2
Oklahoma	2
California	2
Illinois	1
Other*	2

100%

*	“Other” consists of Arizona, Georgia, Nevada, New Mexico, Oregon, Kansas, Missouri and Washington
Commercial construction loans increased by $8.6 million, which primarily relates to fundings pursuant to a $19 million construction loan facility provided to an experienced retail developer to construct approximately 20 freestanding locations for a nationwide, publicly-traded retail chain. The retailer signs a 15-year lease for each location prior to commencement of construction. Our commercial non-mortgage portfolio increased by $5.2 million, or 13.1%, from December 31, 2010, as we continue to focus on developing this portfolio by adding experienced commercial lenders and applying local loan decisioning and a sophisticated loan pricing model. During the six months ended June 30, 2011, we originated $14.3 million in commercial non-mortgage loans, with the average balance of this portfolio increasing by $4.6 million during the six months ended June 30, 2011, compared to the same time period last year.

Consumer loans, including direct and indirect automobile, other secured installment loans, and unsecured lines of credit, decreased by $15.3 million, or 22.6%, from December 31, 2010. In March 2011, we sold the remainder of our government-guaranteed student loan portfolio, which totaled $4.6 million at December 31, 2010. This portfolio was sold due to the increasing costs of maintaining and servicing the declining portfolio balance compared to the comparatively low portfolio yield. The sale of this portfolio resulted in a net loss on sale of $146,000.
ViewPoint Mortgage. At June 30, 2011, VPM had total assets of $34.8 million, which primarily consisted of $15.6 million in one- to four-family mortgage loans held for sale and $8.8 million in one- to four-family construction loans. VPM recorded a net loss of $584,000 for the three months ended June 30, 2011, compared to a net loss of $131,000 for the same period in 2010. For the six months ended June 30, 2011, VPM recorded a net loss of $978,000, compared to a net loss of $515,000 for the same period in 2010. The net loss primarily resulted from lower mortgage origination volume, which primarily attributable to an overall decline in the mortgage market as refinance volume has dropped industry-wide. VPM’s operating results for the three and six months ended June 30, 2011, included a goodwill impairment charge of $271,000 due to the downturn in current mortgage market conditions and the loss of key production personnel. VPM operates nine loan production offices in Texas, one loan production office in Broken Arrow, Oklahoma and one loan production office in Girard, Ohio, which was opened during the first quarter of 2011.
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

At June 30, 2011, $265,000 in troubled debt restructurings were accruing interest. When the loan has performed according to its modified terms for one year and meets other criteria, it is no longer considered a troubled debt restructuring. At June 30, 2011, $9.9 million of troubled debt restructurings were classified as nonaccrual, including $9.3 million attributable to five commercial real estate loans. Of the $10.1 million of total troubled debt restructurings, $8.9 million were performing under the revised terms, while $1.2 million were past due.
Our non-performing loans to total loans ratio at June 30, 2011, was 1.56%, compared to 1.59% at December 31, 2010. Non-performing loans increased by $238,000, from $17.6 million at December 31, 2010, to $17.9 million at June 30, 2011. Compared to March 31, 2011, non-performing loans increased by $1.8 million, primarily due to increases of $1.3 million and $711,000 in one- to four-family and commercial real estate non-performing loans, respectively.
Our allowance for loan losses at June 30, 2011, was $16.2 million, or 1.41% of total loans, compared to $14.8 million, or 1.34% of total loans, at December 31, 2010. Our allowance for loan losses to non-performing loans was 90.45% at June 30, 2011, compared to 84.22% as of December 31, 2010.
Other Loans of Concern. The Company has other potential problem loans that are currently performing and do not meet the criteria for impairment, but where some concern exists. These possible credit problems may result in the future inclusion of these items in the non-performing asset categories. These loans consist of residential and commercial real estate and commercial non-mortgage loans that are classified as “special mention,” meaning that these loans have potential weaknesses that deserve management’s close attention. These loans are not adversely classified according to regulatory classifications and do not expose the Company to sufficient risk to warrant adverse classification. These loans have been considered in management’s determination of our allowance for loan losses. Excluding non-performing loans, as of June 30, 2011, there was an aggregate of $16.3 million of these potential problem loans, compared to $3.5 million at December 31, 2010. Of the $16.3 million, $15.1 million is comprised of three commercial real estate loans that were not delinquent at June 30, 2011, but are being monitored due to circumstances such as a decline in the occupancy rate or debt service coverage. Two of these loans, totaling $13.4 million, were downgraded to “special mention” during the second quarter.
Classified Assets. Loans and other assets, such as securities and foreclosed assets, that are considered by management to be of lesser quality, are classified as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses of those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.
We regularly review the problem assets in our portfolio to determine whether any assets require classification. The total amount classified represented 5.2% of our equity capital and 0.71% of our assets at June 30, 2011, compared to 5.4% of our equity capital and 0.73% of our assets at December 31, 2010. The aggregate amount of classified assets at the dates indicated was as follows:

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Loss	$—	$—
Doubtful	4,610	4,185
Substandard	16,524	17,410

Total	$21,134	$21,595

Securities. Our securities portfolio increased by $78.8 million, or 6.9%, to $1.23 billion at June 30, 2011, from $1.15 billion at December 31, 2010. The increase in our securities portfolio was funded in part by increased deposit volume, as well as decreased mortgage production primarily resulting from an overall decline in the mortgage market. During the six months ended June 30, 2011, $284.5 million of securities purchased was partially offset by proceeds from securities sales totaling $93.0 million and maturities and paydowns totaling $114.3 million. The purchases consisted of $129.2 million of securities deemed available for sale and $155.3 million of securities that were recorded as held to maturity. The classification of these purchased securities was determined in accordance with ASC 320-10. The available for sale securities purchased consisted of floating rate U.S. government agency collateralized mortgage obligations and fixed rate agency mortgage backed securities. The held to maturity securities purchased consisted of fixed rate agency mortgage backed securities, fixed rate government and agency collateralized mortgage obligations, and ascending rate government and agency collateralized mortgage obligations. This mix was determined due to its strong cash flow characteristics in various interest rate environments.

In February 2011, the Company sold 17 mortgage-backed securities and six collateralized mortgage obligations at a face value totaling $89.0 million, which resulted in a pre-tax gain on sale of $3.4 million. These securities had a fair value of $99.8 million and an amortized cost of $96.0 million at December 31, 2010. The securities sale, along with the securities purchased with sales proceeds, was part of an asset/ liability management strategy to lower asset duration and better position the Company for a rise in market interest rates. The proceeds from the sale were reinvested into government agency floaters, which are securities with coupons that adjust monthly at a positive spread to the one month London Interbank Offered Rate (“LIBOR”.) Since the coupon rate adjusts monthly, these securities have a duration of less than one month and better position us for upward movement in the interest rate cycle because if interest rates rise, the coupons on these securities will increase as well.
Deposits. Total deposits increased by $53.3 million, or 2.6%, to $2.07 billion at June 30, 2011, from $2.02 billion at December 31, 2010.

	June 30,	December 31,	Dollar	Percent
	2011	2010	Change	Change
	(Dollars in thousands)
Non-interest-bearing demand	$194,704	$201,998	$(7,294)	(3.6%)
Interest-bearing demand	482,552	438,719	43,833	10.0
Savings	156,659	148,399	8,260	5.6
Money Market	575,041	554,261	20,780	3.7
IRA	10,023	9,251	772	8.3
Time	651,915	664,922	(13,007)	(2.0)

Total deposits	$2,070,894	$2,017,550	$53,344	2.6%

The increase in deposits was primarily attributable to a $43.8 million, or 10.0%, increase in interest-bearing demand deposits, which was principally in our Absolute Checking product, which increased by $46.4 million during the six months ended June 30, 2011. This product currently provides a 4.0% annual percentage yield (APY) on account balances up to $25,000 if certain conditions are met. These conditions include using direct deposit or online bill pay, receiving statements online and having at least 15 Visa Check Card transactions per month for purchases. Absolute Checking encourages relationship accounts with required electronic transactions that are intended to reduce the expense of maintaining this product. At June 30, 2011, the rate paid was 0.95% for balances between $25,000 and $100,000 and 0.04% for balances greater than $100,000 and for non-qualifying accounts. Effective July 1, 2011, the rate paid decreases to 0.65% for balances between $25,000 and $100,000. The average rate paid on Absolute Checking accounts during the six months ended June 30, 2011 was 2.22%, compared to 2.77% for the year ended December 31, 2010.
Money market balances increased by $20.8 million, or 3.7%, primarily due to a $30.3 million increase in business money market deposits, while time balances decreased by $13.0 million, or 2.0%.
Borrowings. FHLB advances, net of a $4.7 million restructuring prepayment penalty, decreased by $54.6 million, or 11.8%, from $461.2 million at December 31, 2010, to $406.6 million at June 30, 2011. The decrease was primarily due to reduced funding needs for the Warehouse Purchase Program as a result of an overall decline in the mortgage market. The Company has made a strategic decision to fund a portion of Warehouse Purchase Program average balances with short-term advances.
At June 30, 2011, the Company was eligible to borrow an additional $799.0 million from the FHLB. Additionally, the Company has sufficient collateral to borrow $38.6 million from the Federal Reserve Bank discount window and has three available federal funds lines of credit with other financial institutions totaling $76.0 million.

Shareholders’ Equity. Total shareholders’ equity increased by $10.4 million, or 2.6%, from $396.6 million at December 31, 2010, to $407.0 million at June 30, 2011.

	June 30,	December 31,	Dollar	Percent
	2011	2010	Change	Change
	(Dollars in thousands)
Common stock	$349	$349	$—	—%
Additional paid-in capital	290,975	289,591	1,384	0.5
Retained earnings	133,052	125,125	7,927	6.3
Accumulated other comprehensive income	2,746	2,373	373	15.7
Unearned ESOP shares	(20,116)	(20,849)	733	3.5

Total shareholders’ equity	$407,006	$396,589	$10,417	2.6%

The increase in shareholders’ equity was primarily due to net income of $11.4 million recognized during the six months ended June 30, 2011, which was partially offset by the payment of two dividends totaling $0.10 per common share. These dividends reduced retained earnings by $3.5 million during the six months ended June 30, 2011.
Comparison of Results of Operations for the Three Months Ended June 30, 2011 and 2010
General. Net income for the three months ended June 30, 2011, was $4.9 million, an increase of $1.7 million, or 52.0%, from net income of $3.2 million for the three months ended June 30, 2010. The increase in net income was driven by higher net interest income and a reduction in the provision for loan losses and was partially offset by lower non-interest income and higher non-interest expense. Our basic and diluted earnings per share for the three months ended June 30, 2011, was $0.15, a $0.04 increase from $0.11 for the three months ended June 30, 2010.
Interest Income. Interest income increased by $268,000, or 1.0%, from $27.7 million for the three months ended June 30, 2010, to $28.0 million for the three months ended June 30, 2011.

	Three Months Ended
	June 30,		Dollar	Percent
	2011	2010	Change	Change
	(Dollars in thousands)
Interest and dividend income
Loans, including fees	$20,833	$21,643	$(810)	(3.7%)
Securities	7,112	5,931	1,181	19.9
Interest-bearing deposits in other financial institutions	28	129	(101)	(78.3)
FHLB stock	13	15	(2)	(13.3)

	$27,986	$27,718	$268	1.0%

The increase in interest income was driven by a $1.2 million, or 19.9%, increase in the interest income earned on securities. The average balances of agency collateralized mortgage obligations increased by $405.9 million from the three months ended June 30, 2010, compared to the same period in 2011. The increase in interest income caused by the growth in this investment portfolio was partially offset by a lower yield earned, as the yield earned on agency collateralized mortgage obligations decreased by 68 basis points for the three months ended June 30, 2011, compared to the same period last year, due to lower rates earned on new purchases. Interest income on loans decreased by $810,000 during the three months ended June 30, 2011, compared to the same period last year, primarily due to a $976,000 decrease in the interest earned on mortgage loans held for sale and a $421,000 decline in interest earned on consumer loans. Both of these declines were driven by lower loan volume in these portfolios. Lower interest earned on residential real estate and consumer loans was partially offset by a $865,000 increase in interest earned on commercial real estate loans, which was driven by a $41.2 million increase in the average balance during the three months ended June 30, 2011, compared to the same period last year, and a 13 basis point increase in the average yield earned on these loans. During the second quarter of 2011, the pre-payment of four commercial real estate loans with balances totaling $34.5 million resulted in a $258,000 credit to interest income from the accelerated amortization of origination fees. We also earned $224,000 in early termination fees resulting from these payoffs. Overall, the yield on interest-earning assets for the three months ended June 30, 2011, decreased by 42 basis points, from 4.60% for the three months ended June 30, 2010, to 4.18%.

Interest Expense. Interest expense decreased by $2.3 million, or 19.9%, from $11.3 million for the three months ended June 30, 2010, to $9.0 million for the three months ended June 30, 2011.

	Three Months Ended
	June 30,		Dollar	Percent
	2011	2010	Change	Change
	(Dollars in thousands)
Interest expense
Deposits	$6,260	$7,889	$(1,629)	(20.6%)
FHLB advances	2,407	3,022	(615)	(20.4)
Repurchase agreement	204	204	—	—
Other borrowings	150	150	—	—

	$9,021	$11,265	$(2,244)	(19.9%)

The decrease was primarily caused by a $1.6 million, or 20.6%, decrease in the interest expense paid on deposits. Although volume increased in interest-bearing demand, savings and money market accounts during the three months ended June 30, 2011 compared to the same time last year, lower rates paid on all deposit categories offset the increase in balances. Effective November 1, 2010, the maximum balance that could qualify for the 4.0% APY paid on our Absolute Checking product was reduced from $50,000 to $25,000. Interest expense paid on Absolute Checking accounts only increased by $184,000 during the three months ended June 30, 2011, compared to the same time last year, but the average balance in this product increased by $115.0 million during the second quarter of 2011 compared to the same time last year. Also, on November 1, 2010, the Company decreased the rate paid on certain money market accounts. These accounts, which are not open to new accounts or additional deposits, previously paid APYs ranging from 4.50% to 5.50%. Effective November 1, the APYs ranged from 1.05% to 1.25%.
Interest expense on FHLB advances decreased by $615,000, or 20.4%, as the average balance of borrowings declined by $50.0 million during the three months ended June 30, 2011, compared to the same time last year. In November 2010, $91.6 million in fixed-rate FHLB advances were modified. These advances, which had a weighted average rate of 4.15%, were prepaid and restructured with $91.6 million of new, lower-cost FHLB advances with a weighted average rate of 1.79%, which contributed to the reduction in interest expense paid on FHLB advances. Overall, the cost of interest-bearing liabilities decreased 48 basis points, from 2.14% for the three months ended June 30, 2010, to 1.66% for the three months ended June 30, 2011.
Net Interest Income. Net interest income increased by $2.5 million, or 15.3%, to $19.0 million for the three months ended June 30, 2011, from $16.5 million for the three months ended June 30, 2010. The net interest rate spread increased six basis points to 2.52% for the three months ended June 30, 2011, from 2.46% for the same period last year. The net interest margin increased ten basis points to 2.83% for the three months ended June 30, 2011, from 2.73% for the same period last year. The increase in the net interest rate spread and margin was primarily attributable to lower deposit and borrowing rates.

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

	Three Months Ended June 30,
	2011			2010
	Average			Average
	Outstanding	Interest		Outstanding	Interest
	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
One- to four- family real estate	$380,152	$5,111	5.38%	$387,354	$5,376	5.55%
Mortgage loans held for sale	303,160	3,535	4.66	368,159	4,511	4.90
Commercial real estate	505,290	8,634	6.83	464,069	7,769	6.70
Home equity/home improvement	141,349	2,047	5.79	133,732	2,034	6.08
Consumer	53,903	884	6.56	83,204	1,305	6.27
Commercial non-mortgage	38,523	622	6.46	39,517	648	6.56
Less: deferred fees and allowance for loan loss	(15,264)	—	—	(14,042)	—	—

Loans receivable [1]	1,407,113	20,833	5.92	1,461,993	21,643	5.92
Agency mortgage-backed securities	456,791	3,181	2.79	468,583	3,248	2.77
Agency collateralized mortgage obligations	692,189	3,350	1.94	286,244	1,874	2.62
Investment securities	65,283	581	3.56	95,627	809	3.38
FHLB stock	13,803	13	0.38	15,227	15	0.39
Interest-earning deposit accounts	41,969	28	0.27	81,941	129	0.63

Total interest-earning assets	2,677,148	27,986	4.18	2,409,615	27,718	4.60

Non-interest-earning assets	145,043			145,042

Total assets	$2,822,191			$2,554,657

Interest-bearing liabilities:
Interest-bearing demand	$468,964	2,366	2.02	$356,062	2,196	2.47
Savings and money market	733,517	1,037	0.57	723,955	2,470	1.36
Time	654,852	2,857	1.75	662,117	3,223	1.95
Borrowings	316,518	2,761	3.49	366,509	3,376	3.68

Total interest-bearing liabilities	2,173,851	9,021	1.66	2,108,643	11,265	2.14

Non-interest-bearing checking	195,765			178,561

Non-interest-bearing liabilities	38,399			50,311

Total liabilities	2,408,015			2,337,515

Total shareholders’ equity	414,176			217,142

Total liabilities and shareholders’ equity	$2,822,191			$2,554,657

Net interest income and margin		$18,965	2.83%		$16,453	2.73%

Net interest income and margin (tax-equivalent basis)[2]		$19,139	2.86%		$16,584	2.75%

Net interest rate spread			2.52%			2.46%
Net earning assets	$503,297			$300,972

Average interest-earning assets to average interest-bearing liabilities	123.15%			114.27%

[1]
Calculated net of deferred fees, loan discounts, loans in process and allowance for loan losses. Construction loans have been included in the one- to four- family and commercial real estate line items, as appropriate.

[2]
In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for 2011 and 34% for 2010. Tax-exempt investments and loans had average balances of $52.7 million and $39.7 million for the three months ended June 30, 2011 and 2010, respectively.

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

	Three Months Ended June 30,
	2011 versus 2010
	Increase (Decrease) Due to
			Total
			Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
One- to four- family real estate	$(99)	$(166)	$(265)
Mortgage loans held for sale	(766)	(210)	(976)
Commercial real estate	702	163	865
Home equity/home improvement	113	(100)	13
Consumer	(478)	57	(421)
Commercial non-mortgage	(16)	(10)	(26)

Loans receivable	(544)	(266)	(810)
Agency mortgage-backed securities	(82)	15	(67)
Agency collateralized mortgage obligations	2,072	(596)	1,476
Investment securities	(268)	40	(228)
FHLB stock	(1)	(1)	(2)
Interest-earning deposit accounts	(46)	(55)	(101)

Total interest-earning assets	1,131	(863)	268

Interest-bearing liabilities:
Interest-bearing demand	616	(446)	170
Savings and money market	32	(1,465)	(1,433)
Time	(35)	(331)	(366)
Borrowings	(443)	(172)	(615)

Total interest-bearing liabilities	170	(2,414)	(2,244)

Net interest income	$961	$1,551	$2,512

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
The provision for loan losses was $1.1 million for the three months ended June 30, 2011, a decrease of $823,000, or 43.6%, from the three months ended June 30, 2010. The balance of the allowance for loan losses increased by $1.8 million from June 30, 2010, to June 30, 2011, as management increased qualitative factors due to increased non-performing loans in the Company’s loan portfolio and due to the continued weak economic conditions. Despite these trends, the Company has not seen an increase in charge-offs, as net charge-offs declined by $102,000 during the second quarter of 2011 compared to the same period last year.

Non-interest Income. Non-interest income decreased by $533,000, or 6.5%, from $8.2 million for the three months ended June 30, 2010, to $7.6 million for the three months ended June 30, 2011.

	Three Months Ended
	June 30,		Dollar	Percent
	2011	2010	Change	Change
	(Dollars in thousands)
Non-interest income
Service charges and fees	$4,721	$4,724	$(3)	(0.1%)
Other charges and fees	225	170	55	32.4
Net gain on sale of mortgage loans	1,879	3,165	(1,286)	(40.6)
Bank-owned life insurance income	167	112	55	49.1
Gain (loss) on sale and disposition of assets	(6)	(228)	222	97.4
Impairment of goodwill	(271)	—	(271)	N/M
Other	921	226	695	307.5

	$7,636	$8,169	$(533)	(6.5%)

The decrease in non-interest income was primarily due to a $1.3 million, or 40.6%, decline in the net gain on sale of mortgage loans, as VPM sold $62.5 million in loans to outside investors during the three months ended June 30, 2011, compared to $92.4 million during the same period in 2010. The decrease in sales can be attributed to the lower volume of one- to four-family loan originations in 2011 compared to the volume experienced during the prior year. The decrease in mortgage production is primarily attributable to an overall decline in the mortgage market as refinance volume has dropped industry-wide.
In June 2011, the Company impaired its goodwill by $271,000, reducing the goodwill balance from $1.1 million at December 31, 2010, to $818,000 at June 30, 2011. The goodwill resulted from the Bank’s 2007 purchase of the assets of Bankers Financial Mortgage Group, Ltd (now VPM). Due to the downturn in mortgage market conditions, reduced earnings and loan production personnel changes, the Company performed an evaluation of its goodwill outside of the normal annual review cycle which showed a $271,000 excess of carrying value of the goodwill over its fair value.
A $310,000 increase in debit card income and a $220,000 increase in commercial fee income, which resulted from pre-payment penalties on commercial real estate loans, partially offset a $622,000 decline in non-sufficient funds fees caused by lower volume. Other non-interest income increased by $695,000, primarily due to a $792,000 increase in the value of equity investments in two community development-oriented venture capital funds used for Community Reinvestment Act purposes.
On June 29, 2011, the Federal Reserve issued a set of rules implementing the Durbin interchange amendment to the Dodd-Frank Act. The final rule set a base interchange rate of $0.21 cents per transaction, plus an additional five basis points of the transaction cost for fraud charges. The Federal Reserve also approved an interim final rule that allows for an upward adjustment of no more than $0.01 on the debit interchange fee for implementing certain fraud prevention standards. Additionally, the Federal Reserve adopted requirements that issuers include two unaffiliated networks for routing debit transactions, one that is signature-based and one that is PIN-based. The rules are effective on October 1, 2011 and banks with less than $10.0 billion in assets are considered exempt. At this time, the impact on debit card income for community banks that are exempt from the new interchange rules is unknown.

Non-interest Expense. Non-interest expense increased by $260,000, or 1.4%, from $18.0 million for the three months ended June 30, 2010, to $18.3 million for the three months ended June 30, 2011.

	Three Months Ended
	June 30,		Dollar	Percent
	2011	2010	Change	Change
	(Dollars in thousands)
Non-interest expense
Salaries and employee benefits	$11,542	$11,450	$92	0.8%
Advertising	510	321	189	58.9
Occupancy and equipment	1,399	1,458	(59)	(4.0)
Outside professional services	704	454	250	55.1
Regulatory assessments	498	795	(297)	(37.4)
Data processing	1,129	1,043	86	8.2
Office operations	1,477	1,433	44	3.1
Other	1,009	1,054	(45)	(4.3)

	$18,268	$18,008	$260	1.4%

The increase in non-interest expense was primarily due to a $250,000, or 55.1%, increase in outside professional services expense, primarily due to a $147,000 accrual for estimated expenses related to pending litigation. The majority is attributable to a class action lawsuit alleging that the Company, the Bank and VPM improperly classified VPM’s mortgage loan officers as exempt employees under the FLSA, and thereby failed to properly compensate them for overtime. To date, six former employees have opted in to the class action, including the two named plaintiffs. The litigation is presently set for mediation in August 2011.
Advertising expense increased by $189,000, or 58.9%, during the three months ended June 30, 2011, compared to the same period in 2010, primarily due to increased product marketing during the quarter. These increases in non-interest expense were partially offset by a $297,000, or 37.4%, decline in regulatory assessments, due to the new FDIC fee structure and a lower than expected deposit base and assessment rate.
Income Tax Expense. During the three months ended June 30, 2011, we recognized income tax expense of $2.4 million on our pre-tax income, which was an effective tax rate of 33.2%, compared to income tax expense of $1.5 million for the three months ended June 30, 2010, which was an effective tax rate of 32.4%. The increase in the effective tax rate was primarily due various immaterial adjustments to income tax expense recorded during the first and second quarters.
Comparison of Results of Operations for the Six Months Ended June 30, 2011 and 2010
General. Net income for the six months ended June 30, 2011, was $11.4 million, an increase of $5.5 million, or 93.4%, from net income of $5.9 million for the six months ended June 30, 2010. Net income for the six months ended June 30, 2011, included a $2.2 million net of tax gain on the sale of available for sale securities. The increase in net income, which was also driven by higher net interest income and a lower provision for loan losses, was partially offset by a $2.0 million decline in the net gain on sales of loans. Our basic and diluted earnings per share for the six months ended June 30, 2011, was $0.35, a $0.14 increase from $0.21 for the six months ended June 30, 2010.
Interest Income. Interest income increased by $2.0 million, or 3.6%, from $53.9 million for the six months ended June 30, 2010, to $55.9 million for the six months ended June 30, 2011.

	Six Months Ended
	June 30,		Dollar	Percent
	2011	2010	Change	Change
	(Dollars in thousands)
Interest and dividend income
Loans, including fees	$41,294	$41,969	$(675)	(1.6%)
Securities	14,453	11,649	2,804	24.1
Interest-bearing deposits in other financial institutions	100	277	(177)	(63.9)
FHLB stock	34	32	2	6.3

	$55,881	$53,927	$1,954	3.6%

The increase in interest income was driven by a $2.8 million, or 24.1%, increase in the interest income earned on securities. The average balances of agency mortgage-backed securities and agency collateralized mortgage obligations increased by $45.0 million and $381.9 million, respectively, from the six months ended June 30, 2010, compared to the same period in 2011. The increase in interest income caused by the growth in these two investment portfolios was partially offset by lower yields earned, as the yields earned on agency mortgage-backed securities and agency collateralized mortgage obligations decreased by 19 basis points and 54 basis points, respectively, for the six months ended June 30, 2011, compared to the same period last year. Interest income on loans decreased by $675,000 during the six months ended June 30, 2011, compared to the same period last year, primarily due to a $857,000 decrease in the interest earned on one- to four- family mortgage loans, a $638,000 decrease in interest earned on mortgage loans held for sale and a $804,000 decline in interest earned on consumer loans. These declines were driven by lower loan volume in these portfolios. Lower interest earned on residential real estate and consumer loans was partially offset by a $1.3 million increase in interest earned on commercial real estate loans and a $218,000 increase in interest earned on commercial non-mortgage loans. The average balances of these portfolios increased by $31.7 million and $4.6 million, respectively, during the six months ended June 30, 2011, compared to the same period last year, and average yields increased by 11 basis points and 38 basis points, respectively, on commercial real estate and commercial non-mortgage loans. Overall, the yield on interest-earning assets for the six months ended June 30, 2011, decreased by 47 basis points, from 4.62% for the six months ended June 30, 2010, to 4.15%.
Interest Expense. Interest expense decreased by $4.5 million, or 19.9%, from $22.4 million for the six months ended June 30, 2010, to $17.9 million for the six months ended June 30, 2011.

	Six Months Ended
	June 30,		Dollar	Percent
	2011	2010	Change	Change
	(Dollars in thousands)
Interest expense
Deposits	$12,343	$15,518	$(3,175)	(20.5%)
FHLB advances	4,893	6,161	(1,268)	(20.6)
Repurchase agreement	405	405	—	—
Other borrowings	298	298	—	—

	$17,939	$22,382	$(4,443)	(19.9%)

The decrease was primarily caused by a $3.2 million, or 20.5%, decrease in the interest expense paid on deposits. Although volume increased in interest-bearing demand, savings and money market accounts during the six months ended June 30, 2011, compared to the same time last year, lower rates paid on all deposit categories offset the increase in balances. Effective November 1, 2010, the maximum balance that could qualify for the 4.0% APY paid on our Absolute Checking product was reduced from $50,000 to $25,000. Interest expense paid on Absolute Checking accounts only increased by $699,000 during the six months ended June 30, 2011, compared to the same time last year, although the average balance in this product increased by $135.6 million during the six months ended June 30, 2011, compared to the same time last year. Also, on November 1, 2010, the Company decreased the rate paid on certain money market accounts. These accounts, which are not open to new accounts or additional deposits, previously paid APYs ranging from 4.50% to 5.50%. Effective November 1, the APYs ranged from 1.05% to 1.25%.
Interest expense on FHLB advances decreased by $1.3 million, or 20.6%. Although the average balance of borrowings increased by $12.2 million during the six months ended June 30, 2011, compared to the same time last year, an 82 basis point reduction in the average rate paid led to the lower interest expense. In November 2010, $91.6 million in fixed-rate FHLB advances were modified. These advances, which had a weighted average rate of 4.15%, were prepaid and restructured with $91.6 million of new, lower-cost FHLB advances with a weighted average rate of 1.79%, which contributed to the reduction in interest expense paid on FHLB advances. Overall, the cost of interest-bearing liabilities decreased 56 basis points, from 2.19% for the six months ended June 30, 2010, to 1.63% for the six months ended June 30, 2011.
Net Interest Income. Net interest income increased by $6.4 million, or 20.3%, to $37.9 million for the six months ended June 30, 2011, from $31.5 million for the six months ended June 30, 2010. The net interest rate spread increased nine basis points to 2.52% for the six months ended June 30, 2011, from 2.43% for the same period last year. The net interest margin increased 12 basis points to 2.82% for the six months ended June 30, 2011, from 2.70% for the same period last year. The increase in the net interest rate spread and margin was primarily attributable to lower deposit and borrowing rates.

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

	Six Months Ended June 30,
	2011			2010
	Average			Average
	Outstanding	Interest		Outstanding	Interest
	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
One- to four- family real estate	$377,931	$10,152	5.37%	$397,761	$11,009	5.54%
Mortgage loans held for sale	299,956	7,095	4.73	316,268	7,733	4.89
Commercial real estate	494,089	16,764	6.79	462,431	15,455	6.68
Home equity/home improvement	140,684	4,070	5.79	129,342	3,973	6.14
Consumer	58,334	1,919	6.58	87,196	2,723	6.25
Commercial non-mortgage	39,085	1,294	6.62	34,462	1,076	6.24
Less: deferred fees and allowance for loan loss	(15,241)	—	—	(13,614)	—	—

Loans receivable [1]	1,394,838	41,294	5.92	1,413,846	41,969	5.94
Agency mortgage-backed securities	471,131	6,563	2.79	426,105	6,358	2.98
Agency collateralized mortgage obligations	667,788	6,728	2.02	285,905	3,658	2.56
Investment securities	65,400	1,162	3.55	97,477	1,633	3.35
FHLB stock	15,663	34	0.43	14,961	32	0.43
Interest-earning deposit accounts	77,660	100	0.26	97,600	277	0.57

Total interest-earning assets	2,692,480	55,881	4.15	2,335,894	53,927	4.62

Non-interest-earning assets	141,473			141,480

Total assets	$2,833,953			$2,477,374

Interest-bearing liabilities:
Interest-bearing demand	$453,758	4,468	1.97	$320,331	3,805	2.38
Savings and money market	720,999	2,030	0.56	712,147	5,068	1.42
Time	659,020	5,845	1.77	659,559	6,645	2.01
Borrowings	366,672	5,596	3.05	354,510	6,864	3.87

Total interest-bearing liabilities	2,200,449	17,939	1.63	2,046,547	22,382	2.19

Non-interest-bearing checking	191,401			178,688

Non-interest-bearing liabilities	33,681			40,762

Total liabilities	2,425,531			2,265,997

Total shareholders’ equity	408,422			211,377

Total liabilities and shareholders’ equity	$2,833,953			$2,477,374

Net interest income and margin		$37,942	2.82%		$31,545	2.70%

Net interest income and margin (tax-equivalent basis)[2]		$38,291	2.84%		$31,782	2.72%

Net interest rate spread			2.52%			2.43%
Net earning assets	$492,031			$289,347

Average interest-earning assets to average interest-bearing liabilities	122.36%			114.14%

[1]
Calculated net of deferred fees, loan discounts, loans in process and allowance for loan losses. Construction loans have been included in the one- to four- family and commercial real estate line items, as appropriate.

[2]
In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for 2011 and 34% for 2010. Tax-exempt investments and loans had average balances of $52.7 million and $36.0 million for the six months ended June 30, 2011 and 2010, respectively.

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

	Six Months Ended June 30,
	2011 versus 2010
	Increase (Decrease) Due to
			Total
			Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
One- to four- family real estate	$(539)	$(318)	$(857)
Mortgage loans held for sale	(391)	(247)	(638)
Commercial real estate	1,071	238	1,309
Home equity/home improvement	336	(239)	97
Consumer	(943)	139	(804)
Commercial non-mortgage	150	68	218

Loans receivable	(316)	(359)	(675)
Agency mortgage-backed securities	644	(439)	205
Agency collateralized mortgage obligations	3,990	(920)	3,070
Investment securities	(565)	94	(471)
FHLB stock	2	—	2
Interest-earning deposit accounts	(48)	(129)	(177)

Total interest-earning assets	3,707	(1,753)	1,954

Interest-bearing liabilities:
Interest-bearing demand	1,393	(730)	663
Savings and money market	62	(3,100)	(3,038)
Time	(5)	(795)	(800)
Borrowings	229	(1,497)	(1,268)

Total interest-bearing liabilities	1,679	(6,122)	(4,443)

Net interest income	$2,028	$4,369	$6,397

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
The provision for loan losses was $2.2 million for the six months ended June 30, 2011, a decrease of $874,000, or 28.8%, from the six months ended June 30, 2010. The balance of the allowance for loan losses increased by $1.8 million from June 30, 2010, to June 30, 2011, as management increased qualitative factors due to increased non-performing loans in the Company’s loan portfolio and due to the continued weak economic conditions. Despite these trends, the Company has not seen an increase in charge-offs, as net charge-offs declined by $181,000 during the first six months of 2011 compared to the same period last year.

Non-interest Income. Non-interest income increased by $2.4 million, or 15.1%, from $15.7 million for the six months ended June 30, 2010, to $18.1 million for the six months ended June 30, 2011.

	Six Months Ended
	June 30,		Dollar	Percent
	2011	2010	Change	Change
	(Dollars in thousands)
Non-interest income
Service charges and fees	$9,368	$9,144	$224	2.4%
Other charges and fees	400	338	62	18.3
Net gain on sale of mortgage loans	3,828	5,820	(1,992)	(34.2)
Bank-owned life insurance income	285	170	115	67.6
Gain on sale of available for sale securities	3,415	—	3,415	N/M
Gain (loss) on sale and disposition of assets	(216)	(341)	125	36.7
Impairment of goodwill	(271)	—	(271)	—
Other	1,294	594	700	117.8

	$18,103	$15,725	$2,378	15.1%

The increase in non-interest income for the six months ended June 30, 2011, compared to the same period last year was primarily due to a $3.4 million gain on the sale of 17 mortgage-backed securities and six collateralized mortgage obligations in February 2011. Net gain on the sale of mortgage loans decreased by $2.0, or 34.2%, as VPM sold $135.5 million in loans to outside investors during the six months ended June 30, 2011, compared to $180.9 million during the same period in 2010. The decrease in sales can be attributed to the lower volume of one- to four-family loan originations in 2011 compared to the volume experienced during the prior year. The decrease in mortgage production is primarily attributable to an overall decline in the mortgage market as refinance volume has dropped industry-wide.
In June 2011, the Company impaired its goodwill by $271,000, reducing the goodwill balance from $1.1 million at December 31, 2010, to $818,000 at June 30, 2011. The goodwill resulted from the Bank’s 2007 purchase of the assets of Bankers Financial Mortgage Group, Ltd (now VPM). Due to the downturn in mortgage market conditions, reduced earnings and loan production personnel changes, the Company performed an evaluation of its goodwill outside of the normal annual review cycle which showed a $271,000 excess of carrying value of the goodwill over its fair value.
A $740,000 increase in debit card income and a $480,000 increase in commercial fee income, which resulted from pre-payment penalties on commercial real estate loans, offset a $1.2 million decline in non-sufficient funds fees caused by lower volume. Other non-interest income increased by $700,000 primarily due to an $803,000 increase in the value of equity investments in two community development-oriented venture capital funds used for Community Reinvestment Act purposes.
On June 29, 2011, the Federal Reserve issued a set of rules implementing the Durbin interchange amendment to the Dodd-Frank Act. The final rule set a base interchange rate of $0.21 cents per transaction, plus an additional five basis points of the transaction cost for fraud charges. The Federal Reserve also approved an interim final rule that allows for an upward adjustment of no more than $0.01 on the debit interchange fee for implementing certain fraud prevention standards. Additionally, the Federal Reserve adopted requirements that issuers include two unaffiliated networks for routing debit transactions, one that is signature-based and one that is PIN-based. The rules are effective on October 1, 2011 and banks with less than $10.0 billion in assets are considered exempt. At this time, the impact on debit card income for community banks that are exempt from the new interchange rules is unknown.

Non-interest Expense. Non-interest expense increased by $1.6 million, or 4.5%, from $35.5 million for the six months ended June 30, 2010, to $37.1 million for the six months ended June 30, 2011.

	Six Months Ended
	June 30,		Dollar	Percent
	2011	2010	Change	Change
	(Dollars in thousands)
Non-interest expense
Salaries and employee benefits	$23,396	$22,633	$763	3.4%
Advertising	866	598	268	44.8
Occupancy and equipment	2,822	2,947	(125)	(4.2)
Outside professional services	1,357	943	414	43.9
Regulatory assessments	1,457	1,590	(133)	(8.4)
Data processing	2,198	2,045	153	7.5
Office operations	2,931	2,879	52	1.8
Other	2,102	1,885	217	11.5

	$37,129	$35,520	$1,609	4.5%

The increase in non-interest expense was primarily due to a $763,000, or 3.4%, increase in salaries and employee benefits expense during the six months ended June 30, 2011, compared to the same period in 2010, which increased primarily due to higher average merit increases and staffing increases. A staff reduction at VPM due to the decline in loan production partially offset salary increases by $185,000. Over the past year, we continued to hire new community bank presidents with experience in commercial and industrial lending, as well as additional compliance and back-office staff to assist in meeting our business strategies and to comply with increased regulatory requirements. Additionally, ESOP expense increased by $455,000 due to the shares purchased by the ESOP in the Conversion on July 6, 2010. Outside professional services expense increased by $414,000, or 43.9%, during the first six months of 2011 compared to the first six months of 2010, primarily due to a $265,000 accrual for estimated expenses related to pending litigation. The majority is attributable to a class action lawsuit alleging that the Company, the Bank and VPM improperly classified VPM’s mortgage loan officers as exempt employees under the FLSA, and thereby failed to properly compensate them for overtime. To date, six former employees have opted in to the class action, including the two named plaintiffs. The litigation is presently set for mediation in August 2011.
Income Tax Expense. During the six months ended June 30, 2011, we recognized income tax expense of $5.3 million on our pre-tax income, which was an effective tax rate of 31.9%, compared to income tax expense of $2.8 million for the six months ended June 30, 2010, which was an effective tax rate of 32.3%. The decline in the effective tax rate was primarily due to tax-exempt income generated from municipal bonds and higher pre-tax income during the six months ended June 30, 2011 compared to the same period in 2010.
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

In addition to the primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of June 30, 2011, the Company had an additional borrowing capacity of $799.0 million with the FHLB. The Company may also use the discount window at the Federal Reserve Bank as a source of short-term funding. Federal Reserve Bank borrowing capacity varies based upon collateral pledged to the discount window line. As of June 30, 2011, collateral pledged had a market value of $38.6 million. Also, at June 30, 2011, the Company had $76.0 million in federal funds lines of credit available with other financial institutions.
As of June 30, 2011, the Company had classified 55.7% of its securities portfolio as available for sale, providing an additional source of liquidity. Management believes that because active markets exist and our securities portfolio is of high quality, our available for sale securities are marketable. In addition, we have historically sold mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity.
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
The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and interest and principal on outstanding debt. The Company’s primary source of funds consists of the net proceeds retained by the Company from our initial public offering in 2006 and our 2010 Conversion and offering. We also have the ability to receive dividends or capital distributions from the Bank, although we are subject to regulatory rules governing the ability of the Bank to pay dividends. At June 30, 2011, the Company (on an unconsolidated basis) had liquid assets of $87.5 million.
The Company uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At June 30, 2011, the total approved but unfunded loan commitments (including Warehouse Purchase Program commitments) and unused lines of credit outstanding amounted to $480.9 million and $84.6 million, respectively, as compared to $395.8 million and $79.2 million, respectively, as of December 31, 2010. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Company. Certificates of deposit at June 30, 2011, scheduled to mature in one year or less totaled $510.7 million with a weighted average rate of 1.40%.
During the six months ended June 30, 2011, cash and cash equivalents decreased by $17.9 million, or 26.0%, from $68.7 million as of December 31, 2010, to $50.8 million as of June 30, 2011. Cash provided by operating activities of $102.7 million was offset by cash used for investing activities of $115.8 million and cash used for financing activities of $4.8 million. Primary sources of cash for the six months ended June 30, 2011, included proceeds from the sale of loans held for sale of $3.48 billion (primarily related to our Warehouse Purchase Program), proceeds from the sale of available for sale securities of $93.0 million, proceeds from FHLB advances of $153.0 million, maturities, prepayments and calls of securities totaling $114.3 million and an increase in deposits of $53.3 million. Primary uses of cash for the six months ended June 30, 2011, included loans originated or purchased for sale of $3.40 billion (primarily related to our Warehouse Purchase Program), purchases of securities totaling $284.5 million and repayments on FHLB advances of $207.6 million.
Please see Item 1A (Risk Factors) under Part 1 of the 2010 Form 10-K for information regarding liquidity risk.

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments
The following table presents our longer term, non-deposit related contractual obligations and commitments to extend credit to our borrowers, in the aggregate and by payment due dates (not including any interest amounts).

	June 30, 2011
	Less than	One through	Four through	After Five
	One Year	Three Years	Five Years	Years	Total
	(Dollars in thousands)
Contractual obligations:
FHLB advances (gross of restructruing prepayment penalty of $4,740)	$133,532	$92,281	$96,343	$89,186	$411,342
Repurchase agreement	—	—	—	25,000	25,000
Other borrowings	—	—	10,000	—	10,000
Operating leases (premises)	1,351	2,216	1,496	4,083	9,146

Total advances and operating leases	$134,883	$94,497	$107,839	$118,269	455,488

Off-balance sheet loan commitments: (1)
Undisbursed portions of loans closed	$45,070	$—	$—	$—	45,070
Commitments to originate loans	55,834	—	—	—	55,834
Unused commitment on Warehouse Purchase Program loans	380,013	—	—	—	380,013
Unused lines of credit	84,580	—	—	—	84,580

Total loan commitments	$565,497	$—	$—	$—	565,497

Total contractual obligations and loan commitments					$1,020,985

(1)	Loans having no stated maturity are reported in the “Less than One Year” category
In addition, the Company had overdraft protection available in the amounts of $72.7 million and $72.4 million at June 30, 2011 and December 31, 2010, respectively.
Capital Resources
The Bank has been subject to minimum capital requirements imposed by the OTS. Consistent with our goal to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the capital categories of our regulators. Based on capital levels at June 30, 2011, and December 31, 2010, the Bank was considered to be well-capitalized.
At June 30, 2011, the Bank’s equity totaled $306.2 million. Management monitors the capital levels of the Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well-capitalized” institutions.
The Company’s equity totaled $407.0 million, or 13.7% of total assets, at June 30, 2011. The Company is not subject to any specific capital requirements; however, our regulators expect the Company to support the Bank, including providing additional capital to the Bank when appropriate.

At June 30, 2011 and December 31, 2010, actual and required capital levels and ratios were as follows for the Bank only:

					To Be Well-Capitalized
			Required for Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2011:
Total capital (to risk-weighted assets)	311,741	19.50%	127,923	8.00%	159,904	10.00%
Tier 1 (core) capital (to risk-weighted assets)	297,952	18.63%	63,962	4.00%	95,942	6.00%
Tier 1 (core) capital (to adjusted total assets)	297,952	10.09%	118,145	4.00%	147,681	5.00%

As of December 31, 2010:
Total capital (to risk-weighted assets)	298,739	18.42%	129,717	8.00%	162,147	10.00%
Tier 1 (core) capital (to risk-weighted assets)	285,494	17.61%	64,859	4.00%	97,288	6.00%
Tier 1 (core) capital (to adjusted total assets)	285,494	9.73%	117,320	4.00%	146,650	5.00%
Impact of Inflation
The effects of price changes and inflation can vary substantially for most financial institutions. While management believes that inflation affects the economic value of total assets, it believes that it is difficult to assess the overall impact. Management believes this to be the case due to the fact that generally neither the timing nor the magnitude of changes in the consumer price index (“CPI”) coincides with changes in interest rates or asset values. For example, the price of one or more of the components of the CPI may fluctuate considerably, influencing composite CPI, without having a corresponding effect on interest rates, asset values, or the cost of those goods and services normally purchased by the Bank. In years of high inflation, intermediate and long-term interest rates tend to increase, adversely impacting the market values of investment securities, mortgage loans and other long-term fixed rate loans. In addition, short-term interest rates tend to increase, impacting the cost of funds. In other years, the opposite may occur.

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
The Bank’s asset/liability management strategy sets acceptable limits for the percentage change in NPV given changes in interest rates. For instantaneous, parallel, and sustained interest rate increases and decreases of 100 and 200 basis points, the Bank’s policy indicates that the NPV ratio should not fall below 7.00% and 6.00%, respectively, and for an increase of 300 basis points the NPV ratio should not fall below 5.00%. As illustrated in the tables below, the Bank was within policy limits for all scenarios tested. The tables presented below, as of June 30, 2011, and December 31, 2010, are internal analyses of our interest rate risk as measured by changes in NPV for instantaneous, parallel, and sustained shifts for all market rates and yield curves, in 100 basis point increments, up 300 basis points and down 200 basis points.

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
We have implemented a strategic plan to mitigate interest rate risk. This plan includes the ongoing review of our mix of fixed rate versus variable rate loans, investments, deposits, and borrowings. When available and appropriate, high quality adjustable rate assets are purchased. These assets reduce our sensitivity to upward interest rate shocks. On the liability side of the balance sheet, term borrowings are added as appropriate. These borrowings will be of a size and term so as to mitigate the impact of duration mismatches, reducing our sensitivity to upward interest rate shocks. These strategies are implemented as needed and as opportunities arise to mitigate interest rate risk without materially sacrificing earnings.

June 30, 2011
Change in Interest				NPV
Rates in Basis Points	Net Portfolio Value			Ratio %
	$ Amount	$ Change	% Change
	(Dollars in Thousands)
300	382,935	(27,258)	(6.65)	13.72
200	398,945	(11,248)	(2.74)	13.94
100	409,809	(384)	(0.09)	13.98
—	410,193	—	—	13.71
(100)	389,456	(20,737)	(5.06)	12.83
(200)	355,531	(54,662)	(13.33)	11.61

December 31, 2010
Change in Interest				NPV
Rates in Basis Points	Net Portfolio Value			Ratio %
	$ Amount	$ Change	% Change
	(Dollars in Thousands)
300	244,653	(80,376)	(24.73)	8.84
200	276,441	(48,588)	(14.95)	9.75
100	304,179	(20,850)	(6.41)	10.48
—	325,029	—	—	10.96
(100)	327,497	2,468	0.76	10.89
(200)	326,489	1,460	0.45	10.74
The Bank’s NPV was $410.2 million, or 13.71%, of the market value of portfolio assets as of June 30, 2011, an $85.2 million increase from $325.0 million, or 10.96%, of the market value of portfolio assets as of December 31, 2010. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in an $11.2 million decrease in our NPV at June 30, 2011, as compared to a decrease of $48.6 million at December 31, 2010, and would result in a 23 basis point increase in our NPV ratio to 13.94% at June 30, 2011, as compared to a 121 basis point decrease to 9.75% at December 31, 2010. An immediate 200 basis point decrease in market interest rates would result in a $54.7 million decrease in our NPV at June 30, 2011, compared to a $1.5 million increase at December 31, 2010, and would result in a 210 basis point decrease in our NPV ratio to 11.61% at June 30, 2011, as compared to a 22 basis point decrease in our NPV ratio to 10.74% at December 31, 2010.

Between the June 30, 2011, and December 31, 2010, NPV measurements, a research study of the bank’s non-maturity deposit accounts was completed. In this study, decay rates, repricing betas, and customer behavior were analyzed over time on an individual account level basis. The results were aggregated by product, with recommendations which were subsequently implemented. The updated account assumptions resulted in an increase to the overall duration of the non-maturity deposit account portfolio.
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
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2011. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company’s internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

10.1
Employment Agreement by and between the Registrant and Garold R. Base (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2006 (File No. 001-32992))

10.2
Amendment to Employment Agreement by and between the Registrant and Garold R. Base (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 10, 2008 (File No. 001-32992))

10.3
Employment Agreement by and between ViewPoint Bank, the Registrant’s wholly owned operating subsidiary, and Garold R. Base (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2006 (File No. 001-32992))

10.4
Amendment to Employment Agreement by and between ViewPoint Bank, the Registrant’s wholly owned operating subsidiary, and Garold R. Base (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 10, 2008 (File No. 001-32992))

10.5
Amendment to Employment Agreement by and between ViewPoint Bank, the Registrant’s wholly owned operating subsidiary, and Garold R. Base (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 6, 2008 (File No. 001-32992))

10.6
Form of Severance Agreement between ViewPoint Bank and the following executive officers: Pathie E. McKee, Mark E. Hord, James C. Parks and Mark L. Williamson (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 17, 2011 (File No. 001-34737))

10.7
Summary of Director Board Fee Arrangements (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007 (File No. 001-32992))

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

Exhibit
Number	Description

10.10	Executive Officer Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 26, 2011 (File No. 001-34737))

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
ViewPoint Financial Group, Inc.
(Registrant)

Date: July 26, 2011	/s/ Garold R. Base
Garold R. Base
President and Chief Executive Officer (Duly Authorized Officer)

Date: July 26, 2011	/s/ Pathie E. McKee
Pathie E. McKee
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibits:

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.0	Section 1350 Certifications