Form 10-Q
period 2011-09-30
ViewPoint Financial Group Inc.
filed 2011-10-27
CIK 1487052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class: Common Stock	Shares Outstanding as of October 27, 2011: 33,906,691

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
VIEWPOINT FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Cash and due from financial institutions	$16,374	$16,465
Short-term interest-bearing deposits in other financial institutions	37,786	52,185

Total cash and cash equivalents	54,160	68,650
Securities available for sale, at fair value	655,925	717,497
Securities held to maturity (fair value: September 30, 2011 – $557,586, December 31, 2010 – $434,296)	539,257	432,519
Loans held for sale (includes $9,899 and $16,877 carried at fair value at September 30, 2011 and December 31, 2010)	691,204	491,985
Loans held for investment (net of allowance for loan losses of $16,535 at September 30, 2011 and $14,847 at December 31, 2010)	1,149,626	1,092,114
FHLB stock, at cost	29,210	20,569
Bank-owned life insurance	28,904	28,501
Foreclosed assets, net	2,098	2,679
Premises and equipment, net	48,595	48,731
Goodwill	818	1,089
Accrued interest receivable	8,159	9,248
Prepaid FDIC assessment	5,325	6,606
Other assets	21,997	21,807

Total assets	$3,235,278	$2,941,995

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand	$207,940	$201,998
Interest-bearing demand	496,269	438,719
Savings and money market	762,238	711,911
Time	607,180	664,922

Total deposits	2,073,627	2,017,550
FHLB advances (net of prepayment penalty of $4,481 at September 30, 2011 and $5,259 at December 31, 2010)	671,761	461,219
Repurchase agreement	25,000	25,000
Other borrowings	10,000	10,000
Accrued interest payable	1,506	1,541
Other liabilities	46,698	30,096

Total liabilities	2,828,592	2,545,406

Commitments and contingent liabilities	—	—

Shareholders’ equity
Common stock, $.01 par value; 90,000,000 shares authorized; 34,262,491 shares issued September 30, 2011 and 34,839,491 shares issued December 31, 2010	342	349
Additional paid-in capital	284,974	289,591
Retained earnings	136,454	125,125
Accumulated other comprehensive income, net	4,665	2,373
Unearned Employee Stock Ownership Plan (ESOP) shares; 2,148,282 shares at September 30, 2011 and 2,286,428 shares at December 31, 2010	(19,749)	(20,849)

Total shareholders’ equity	406,686	396,589

Total liabilities and shareholders’ equity	$3,235,278	$2,941,995

See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Interest and dividend income
Loans, including fees	$21,838	$22,953	$63,132	$64,921
Taxable securities	6,633	6,656	20,140	17,642
Nontaxable securities	473	410	1,419	1,073
Interest-bearing deposits in other financial institutions	44	67	144	344
FHLB stock	18	15	52	47

	29,006	30,101	84,887	84,027

Interest expense
Deposits	5,702	8,316	18,045	23,834
FHLB advances	2,467	2,910	7,360	9,071
Repurchase agreement	206	205	611	610
Other borrowings	152	151	450	449

	8,527	11,582	26,466	33,964

Net interest income	20,479	18,519	58,421	50,063
Provision for loan losses	581	756	2,741	3,790

Net interest income after provision for loan losses	19,898	17,763	55,680	46,273

Non-interest income
Service charges and fees	4,659	4,694	14,027	13,838
Other charges and fees	144	171	544	509
Net gain on sale of mortgage loans	1,710	3,697	5,538	9,517
Bank-owned life insurance income	118	135	403	305
Gain on sale of available for sale securities	—	—	3,415	—
Loss on sale and disposition of assets	(533)	(24)	(749)	(365)
Impairment of goodwill	—	—	(271)	—
Other	109	381	1,403	975

	6,207	9,054	24,310	24,779

Non-interest expense
Salaries and employee benefits	11,751	11,843	35,147	34,476
Advertising	351	280	1,217	878
Occupancy and equipment	1,511	1,520	4,333	4,467
Outside professional services	769	648	2,126	1,591
Regulatory assessments	409	819	1,866	2,409
Data processing	1,168	1,036	3,366	3,081
Office operations	1,521	1,458	4,452	4,337
Other	1,087	1,096	3,189	2,980

	18,567	18,700	55,696	54,219

Income before income tax expense	7,538	8,117	24,294	16,833
Income tax expense	2,395	2,709	7,740	5,524

Net income	$5,143	$5,408	$16,554	$11,309

Earnings per share:
Basic	$0.16	$0.17	$0.51	$0.38

Diluted	$0.16	$0.17	$0.51	$0.38

See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$5,143	$5,408	$16,554	$11,309
Change in unrealized gains on securities available for sale	2,982	1,469	6,977	3,325
Reclassification of amount realized through sale of securities	—	—	(3,415)	—
Tax effect	(1,063)	(509)	(1,270)	(1,152)

Other comprehensive income, net of tax	1,919	960	2,292	2,173

Comprehensive income	$7,062	$6,368	$18,846	$13,482

See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollar amounts in thousands, except share and per share data)

				Accumulated
		Additional		Other	Unearned		Total
	Common	Paid-In	Retained	Comprehensive	ESOP	Treasury	Shareholders’
	Stock	Capital	Earnings	Income (Loss)	Shares	Stock	Equity
For the Nine Months ended September 30, 2010
Balance at January 1, 2010	$305	$118,254	$111,188	$3,802	$(6,159)	$(21,708)	$205,682
ESOP shares earned, 111,343 shares	—	321	—	—	832	—	1,153
Share-based compensation expense	—	1,367	—	—	—	—	1,367
Restricted stock forfeiture	—	334	—	—	—	(334)	—
Treasury stock purchased at cost, 25,634 shares	—	—	—	—	—	(407)	(407)
Dividends declared ($0.12 per share)	—	—	(2,468)	—	—	—	(2,468)
Items relating to Conversion and stock offering:
Merger of ViewPoint MHC pursuant to reorganization	—	207	—	—	—	—	207
Treasury stock retired pursuant to reorganization (1,305,435 shares)	(13)	(22,102)	—	—	—	22,115	—
Cancellation of ViewPoint MHC shares (14,183,812 shares)	(142)	142	—	—	—	—	—
Proceeds from stock offering (19,857,337 shares), net of expense of $7,773	199	190,602	—	—	—	—	190,801
Purchase of shares by ESOP pursuant to reorganization (1,588,587 shares)	—	—	—	—	(15,886)	—	(15,886)
Comprehensive income:
Net income	—	—	11,309	—	—	—	11,309
Change in unrealized gains (losses) on securities available for sale, net of reclassifications and taxes	—	—	—	2,173	—	—	2,173

Total comprehensive income							13,482

Balance at September 30, 2010	$349	$289,125	$120,029	$5,975	$(21,213)	$(334)	$393,931

For the Nine Months ended September 30, 2011
Balance at January 1, 2011	$349	$289,591	$125,125	$2,373	$(20,849)	$—	$396,589
ESOP shares earned, 138,146 shares	—	652	—	—	1,100	—	1,752
Share-based compensation expense	—	1,399	—	—	—	—	1,399
Dividends declared ($0.15 per share)	—	—	(5,225)	—	—	—	(5,225)
Share repurchase, 577,000 shares	(7)	(6,668)					(6,675)
Comprehensive income:
Net income	—	—	16,554	—	—	—	16,554
Change in unrealized gains (losses) on securities available for sale, net of reclassifications and taxes	—	—	—	2,292	—	—	2,292

Total comprehensive income							18,846

Balance at September 30, 2011	$342	$284,974	$136,454	$4,665	$(19,749)	$—	$406,686

See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended
	September 30,
	2011	2010
Operating activities
Net income	$16,554	$11,309
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	2,741	3,790
Depreciation and amortization	2,625	2,689
Deferred tax expense (benefit)	(189)	(712)
Premium amortization and accretion of securities, net	3,406	2,761
Gain on sale of available for sale securities	(3,415)	—
ESOP compensation expense	1,752	1,153
Share-based compensation expense	1,399	1,367
Net gain on loans held for sale	(5,538)	(9,517)
Loans originated or purchased for sale	(5,471,076)	(5,455,990)
Proceeds from sale of loans held for sale	5,277,395	5,217,496
FHLB stock dividends	(52)	(47)
Bank owned life insurance (BOLI) income	(403)	(305)
Loss on sale and disposition of assets	609	553
Impairment of goodwill	271	—
Net change in deferred loan fees	(623)	(556)
Net change in accrued interest receivable	1,089	(1,334)
Net change in other assets	1,957	1,084
Net change in other liabilities	15,297	23,227

Net cash provided by (used in) operating activities	(156,201)	(203,032)
Investing activities
Available-for-sale securities:
Maturities, prepayments and calls	103,124	171,251
Purchases	(129,232)	(475,665)
Proceeds from sale of securities	93,008	—
Held-to-maturity securities:
Maturities, prepayments and calls	75,642	46,030
Purchases	(184,137)	(60,472)
Net change in loans held for investment	(60,707)	992
Redemption (purchase) of FHLB stock, net	(8,589)	(6,755)
Purchases of premises and equipment	(2,623)	(1,359)
Proceeds from sale of assets	506	3,516

Net cash (used in) investing activities	(113,008)	(322,462)
Financing activities
Net change in deposits	56,077	232,292
Proceeds from FHLB advances	422,000	200,000
Repayments on FHLB advances	(211,458)	(36,860)
Share repurchase	(6,675)	—
Net proceeds from stock offering	—	190,801
Merger of ViewPoint MHC pursuant to reorganization	—	207
Purchase of shares by ESOP pursuant to reorganization	—	(15,886)
Payment of dividends	(5,225)	(2,468)
Treasury stock purchased	—	(407)

Net cash provided by financing activities	254,719	567,679

Net change in cash and cash equivalents	(14,490)	42,185
Beginning cash and cash equivalents	68,650	55,470

Ending cash and cash equivalents	$54,160	$97,655

Supplemental cash flow information:
Interest paid	$26,501	$33,862
Income taxes paid	$8,480	$4,310
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$1,077	$3,417
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
On July 6, 2010, the Company completed its conversion from the mutual holding company structure and related public stock offering, so that it is now a stock holding company that is wholly owned by public shareholders. Please see Note 2 – Share Transactions for more information. All share and per share information in this report for periods prior to the Conversion (defined below) has been revised to reflect the 1.4:1 conversion ratio on publicly traded shares, which resulted in a 4,287,752 increase in outstanding shares.
2. Share Transactions
The Company, a Maryland corporation, was organized by ViewPoint MHC (the “MHC”), ViewPoint Financial Group and ViewPoint Bank to facilitate the “second-step” conversion of ViewPoint Bank from the mutual holding company structure to the stock holding company structure (the “Conversion”). Upon consummation of the Conversion, which occurred on July 6, 2010, the Company became the holding company for ViewPoint Bank and now owns all of the issued and outstanding shares of ViewPoint Bank’s common stock. As part of the Conversion, shares of the Company’s common stock were issued and sold in an offering to depositors of ViewPoint Bank and others. Concurrent with the offering, each share of ViewPoint Financial Group’s common stock owned by public shareholders was exchanged for 1.4 shares of the Company’s common stock, with cash being paid in lieu of issuing any fractional shares.
The Company sold a total of 19,857,337 shares of common stock in the offering at $10.00 per share. Proceeds from the offering, net of $7,773 in expenses, totaled $190,800. The Company used $15,886 of the proceeds to fund a loan to the Employee Stock Ownership Plan (“ESOP”) to purchase shares in the Conversion.
On August 26, 2011, the Company announced its intention to repurchase up to 5% of its total common shares outstanding, or approximately 1,741,975 shares of its common stock, in the open market at prevailing market prices over a period beginning on August 30, 2011, and continuing until the earlier of the completion of the repurchase or the next twelve months, depending upon market conditions. As of September 30, 2011, the Company had repurchased 577,000 shares of its common stock at an average price of $11.70 per share.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
3. Earnings per Common Share
Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unvested restricted stock awards. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock awards and options) were exercised or converted to common stock, or resulted in the issuance of common stock that then shared in the Company’s earnings. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unexercised stock options and unvested restricted stock awards. The dilutive effect of the unexercised stock options and unvested restricted stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. Unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in Accounting Standards Codification (“ASC”) 260-10-45-60B. A reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation for the three and nine months ended September 30, 2011 and 2010 is as follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic earnings per share:
Numerator:
Net income	$5,143	$5,408	$16,554	$11,309
Distributed and undistributed earnings to participating securities	(17)	(39)	(83)	(115)

Income available to common shareholders	$5,126	$5,369	$16,471	$11,194

Denominator:
Weighted average common shares outstanding	34,757,882	34,555,356	34,811,989	31,012,378
Less: Average unallocated ESOP shares	(2,178,647)	(2,275,964)	(2,224,243)	(1,315,369)
Average unvested restricted stock awards	(110,595)	(234,074)	(164,825)	(301,227)

Average shares for basic earnings per share	32,468,640	32,045,318	32,422,921	29,395,782

Basic earnings per common share	$0.16	$0.17	$0.51	$0.38

Diluted earnings per share:
Numerator:
Income available to common shareholders	$5,126	$5,369	$16,471	$11,194

Denominator:
Average shares for basic earnings per share	32,468,640	32,045,318	32,422,921	29,395,782
Dilutive effect of share-based compensation plan	28,643	—	56,171	9,740

Average shares for diluted earnings per share	32,497,283	32,045,318	32,479,092	29,405,522

Diluted earnings per common share	$0.16	$0.17	$0.51	$0.38

All of the stock options outstanding for the three and nine months ended September 30, 2010, were excluded in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock and were, therefore, antidilutive.
4. Dividends
On January 20, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share. The dividend was paid on February 17, 2011, to the Company’s shareholders of record as of February 3, 2011. On April 21, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share. The dividend was paid on May 19, 2011, to the Company’s shareholders of record as of May 5, 2011. On July 21, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share. The dividend was paid on August 18, 2011, to the Company’s shareholders of record as of August 4, 2011. The Company’s Board of Directors meeting to declare the dividend for the fourth quarter of 2011 will be held on October 27 and the dividend will be announced thereafter.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
5. Securities
The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income, net of taxes, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2011	Cost	Gains	Losses	Fair Value
Agency residential mortgage-backed securities	$251,665	$3,496	$(232)	$254,929
Agency residential collateralized mortgage obligations	392,617	4,223	(298)	396,542
SBA pools	4,393	61	—	4,454

Total available for sale securities	$648,675	$7,780	$(530)	$655,925

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2010	Cost	Gains	Losses	Fair Value
Agency residential mortgage-backed securities	$351,385	$4,545	$(1,433)	$354,497
Agency residential collateralized mortgage obligations	357,340	3,031	(2,479)	357,892
SBA pools	5,084	24	—	5,108

Total available for sale securities	$713,809	$7,600	$(3,912)	$717,497

The amortized cost, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2011	Cost	Gains	Losses	Fair Value
Agency residential mortgage-backed securities	189,892	8,533	(24)	$198,401
Agency commercial mortgage-backed securities	9,437	644	—	10,081
Agency residential collateralized mortgage obligations	289,452	5,415	(171)	294,696
Municipal bonds	50,476	3,932	—	54,408

Total held to maturity securities	$539,257	$18,524	$(195)	$557,586

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2010	Cost	Gains	Losses	Fair Value
U.S. government and federal agency	$9,997	$168	$—	$10,165
Agency residential mortgage-backed securities	162,841	5,305	(380)	167,766
Agency residential collateralized mortgage obligations	209,193	1,951	(4,864)	206,280
Municipal bonds	50,488	578	(981)	50,085

Total held to maturity securities	$432,519	$8,002	$(6,225)	$434,296

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
The fair value of debt securities and carrying amount, if different, at September 30, 2011, by contractual maturity are set forth in the table below. Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.

			Available
	Held to maturity		for sale
	Carrying
	Amount	Fair Value	Fair Value
Due from one to five years	$3,663	$3,951	$—
Due from five to ten years	11,215	12,198	4,454
Due after ten years	35,598	38,259	—
Agency residential mortgage-backed securities	189,892	198,401	254,929
Agency commercial mortgage-backed securities	9,437	10,081	—
Agency residential collateralized mortgage obligations	289,452	294,696	396,542

Total	$539,257	$557,586	$655,925

Proceeds from the sale of available for sale securities during the three and nine months ended September 30, 2011, totaled $0 and $93,008, respectively. Gross gains from those sales totaled $0 and $3,415 for the three and nine months ended September 30, 2011, respectively. There was no sales activity during the nine months ended September 30, 2010. The specific identification method was used to determine cost in order to compute the realized gains.
Public fund certificates totaled $298.0 million at September 30, 2011, and were secured by securities pledged by the Company with a carrying value of $333.9 million as of September 30, 2011.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Securities available for sale and held to maturity with unrealized losses at September 30, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows.
AFS

	Less than 12 Months			12 Months or More			Total
September 30, 2011	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number
Agency residential mortgage-backed securities	$37,890	$(160)	6	$8,758	$(72)	2	$46,648	$(232)	8
Agency residential collateralized mortgage obligations	16,948	(93)	3	32,917	(205)	12	49,865	(298)	15

Total temporarily impaired	$54,838	$(253)	9	$41,675	$(277)	14	$96,513	$(530)	23

HTM

	Less than 12 Months			12 Months or More			Total
September 30, 2011	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number
Agency residential mortgage-backed securities	$6,360	$(24)	1	$—	$—	—	$6,360	$(24)	1
Agency residential collateralized mortgage obligations	20,385	(171)	3	—	—	—	20,385	(171)	3

Total temporarily impaired	$26,745	$(195)	4	$—	$—	—	$26,745	$(195)	4

Securities available for sale and held to maturity with unrealized losses at December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows.
AFS

	Less than 12 Months			12 Months or More			Total
December 31, 2010	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number
Agency residential mortgage-backed securities	$161,854	$(1,433)	32	$—	$—	—	$161,854	$(1,433)	32
Agency residential collateralized mortgage obligations	125,819	(2,372)	18	32,358	(107)	11	158,177	(2,479)	29

Total temporarily impaired	$287,673	$(3,805)	50	$32,358	$(107)	11	$320,031	$(3,912)	61

HTM

	Less than 12 Months			12 Months or More			Total
December 31, 2010	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number
Agency residential mortgage-backed securities	$28,394	$(380)	4	$—	$—	—	$28,394	$(380)	4
Agency residential collateralized mortgage obligations	137,099	(4,864)	15	—	—	—	137,099	(4,864)	15
Municipal bonds	30,316	(981)	72	—	—	—	30,316	(981)	72

Total temporarily impaired	$195,809	$(6,225)	91	$—	$—	—	$195,809	$(6,225)	91

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
The unrealized losses at September 30, 2011 and December 31, 2010, are substantially due to changes in market interest rates since the date of purchase that have adversely affected the market values of those securities. The unrealized losses are not due to credit impairment. The Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
6. Loans
Loans consist of the following:

	September 30,	December 31,
	2011	2010
Real estate loans:
One- to four-family	$372,949	$370,149
Commercial	531,729	479,071
One- to four-family construction	9,870	11,435
Commercial construction	15,185	569
Home equity/home improvement	140,945	139,165

Total real estate loans	1,070,678	1,000,389

Consumer loans:
Automobile loans	32,525	42,550
Government-guaranteed student loans	—	4,557
Consumer lines of credit and unsecured loans	11,918	14,197
Other consumer loans, secured	6,476	6,062

Total consumer loans	50,919	67,366

Commercial and industrial loans	44,014	39,279

Gross loans	1,165,611	1,107,034
Deferred loan origination fees/costs, net	550	(73)
Allowance for loan losses	(16,535)	(14,847)

Net loans held for investment	$1,149,626	$1,092,114

Mortgage loans held for sale:
ViewPoint Mortgage	$27,410	$31,073
Warehouse Purchase Program	663,794	460,912

Total mortgage loans held for sale	$691,204	$491,985

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Activity in the allowance for loan losses for the three and nine months ended September 30, 2011 and 2010, segregated by portfolio segment and evaluation for impairment is as follows:

		Home
	One- to Four-	Equity/Home	Commercial	Commercial and
Quarter to date September 30, 2011	Family	Improvement	Real Estate	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance – July 1, 2011	$3,023	$873	$9,559	$1,897	$807	$16,159
Charge-offs	—	(23)	—	(128)	(163)	(314)
Recoveries	4	14	2	3	86	109
Provision expense (benefit)	(51)	180	320	109	23	581

Ending balance – September 30, 2011	$2,976	$1,044	$9,881	$1,881	$753	$16,535

		Home
	One- to Four-	Equity/Home	Commercial	Commercial and
Year to date September 30, 2011	Family	Improvement	Real Estate	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance – January 1, 2011	$3,307	$936	$7,949	$1,652	$1,003	$14,847
Charge-offs	(74)	(161)	(15)	(470)	(694)	(1,414)
Recoveries	27	14	29	20	271	361
Provision expense (benefit)	(284)	255	1,918	679	173	2,741

Ending balance – September 30, 2011	$2,976	$1,044	$9,881	$1,881	$753	$16,535

Ending balance: individually evaluated for impairment	$755	$304	$1,731	$25	$3	$2,818
Ending balance: collectively evaluated for impairment	2,221	740	8,150	1,856	750	13,717
Loans:
Ending balance	$382,819	$140,945	$546,914	$44,014	$50,919	$1,165,611
Ending balance: individually evaluated for impairment	5,176	1,330	13,629	445	47	20,627
Ending balance: collectively evaluated for impairment	377,643	139,615	533,285	43,569	50,872	1,144,984

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

		Home
	One- to Four-	Equity/Home	Commercial	Commercial and
Quarter to date September 30, 2010	Family	Improvement	Real Estate	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance – July 1, 2010	$2,440	$802	$8,357	$1,614	$1,102	$14,315
Charge-offs	(14)	(94)	—	(142)	(313)	(563)
Recoveries	3	2	—	25	53	83
Provision expense	175	89	62	196	234	756

Ending balance – September 30, 2010	$2,604	$799	$8,419	$1,693	$1,076	$14,591

		Home
	One- to Four-	Equity/Home	Commercial	Commercial and
Year to date September 30, 2010	Family	Improvement	Real Estate	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance – January 1, 2010	$2,379	$730	$6,457	$1,382	$1,362	$12,310
Charge-offs	(174)	(122)	—	(455)	(1,058)	(1,809)
Recoveries	11	4	—	26	259	300
Provision expense	388	187	1,962	740	513	3,790

Ending balance – September 30, 2010	$2,604	$799	$8,419	$1,693	$1,076	$14,591

Ending balance: individually evaluated for impairment	$491	$57	$1,060	$158	$18	$1,784
Ending balance: collectively evaluated for impairment	2,113	742	7,359	1,535	1,058	12,807
Loans:
Ending balance	$380,914	$138,444	$486,927	$36,492	$72,934	$1,115,711
Ending balance: individually evaluated for impairment	5,569	567	10,674	452	359	17,621
Ending balance: collectively evaluated for impairment	375,345	137,877	476,253	36,040	72,575	1,098,090

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
The allowance for loan losses and related provision expense are susceptible to change if the credit quality of our loan portfolio changes, which is evidenced by many factors including but not limited to charge-offs and non-performing loan trends. Generally, one- to four-family residential real estate lending has a lower credit risk profile compared to consumer lending (such as automobile or personal line of credit loans). Commercial real estate and commercial and industrial lending, however, have higher credit risk profiles than consumer and one- to four- family residential real estate loans due to these loans being larger in amount and non-homogenous in structure and term. Changes in economic conditions, the mix and size of the loan portfolio and individual borrower conditions can dramatically impact our level of allowance for loan losses in relatively short periods of time.
Management evaluates current information and events regarding a borrower’s ability to repay its obligations and considers a loan to be impaired when the ultimate collectability of amounts due, according to the contractual terms of the loan agreement, is in doubt. If an impaired loan is collateral-dependent, the fair value of the collateral, less the estimated cost to sell, is used to determine the amount of impairment. For impaired loans, the amount of the impairment can be adjusted, based on current data, until such time as the actual basis is established by acquisition of the collateral or collected. Impairment losses are reflected in the allowance for loan losses through a charge to the provision for loan losses. Subsequent recoveries are credited to the allowance for loan losses. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied first to principal and then to interest income.
The allowance for loan losses is maintained to cover losses that are estimated in accordance with U.S. generally accepted accounting principles. It is our estimate of credit losses inherent in our loan portfolio at each balance sheet date. Our methodology for analyzing the allowance for loan losses consists of general and specific components.
For the general component, we stratify the loan portfolio into homogeneous groups of loans that possess similar loss potential characteristics and apply a loss ratio to these groups of loans to estimate the credit losses in the loan portfolio. We use both historical loss ratios and qualitative loss factors assigned to major loan collateral types to establish loss allocations. The historical loss ratio is generally defined as a percentage of net annual loan losses to average loans outstanding. Qualitative loss factors are based on management’s judgment of company-specific data and external economic indicators, which may not yet be reflected in the historical loss ratios, and how this information could impact the Company’s specific loan portfolios. The Allowance for Loan Loss Committee sets and adjusts qualitative loss factors by reviewing changes in loan composition and the seasonality of specific portfolios. The Allowance for Loan Loss Committee also considers credit quality and trends relating to delinquency, non-performing and/or classified loans and bankruptcy within the Company’s loan portfolio when evaluating qualitative loss factors. Additionally, the Allowance for Loan Loss Committee adjusts qualitative factors to account for the potential impact of external economic factors, including the unemployment rate, housing price, vacancy rates and inventory levels specific to our primary market area.
For the specific component, the allowance for loan losses on individually analyzed impaired loans includes loans secured by mortgage and commercial and industrial loans where management has concerns about the borrower’s ability to repay. Loss estimates include the negative difference, if any, between the current fair value of the collateral or the estimated discounted cash flows and the loan amount due.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Impaired loans at September 30, 2011, and December 31, 2010, were as follows:

	September 30, 2011
				Current		Current
				Quarter	Year-to-Date	Quarter	Year-to-Date
		Unpaid		Average	Average	Interest	Interest
	Recorded	Principal	Related	Recorded	Recorded	Income	Income
	Investment	Balance	Allowance	Investment	Investment	Recognized	Recognized
With no related allowance recorded :
Real estate loans:
One- to four- family	$1,795	$1,795	$—	$1,880	$1,867	$21	$50
Home equity/home improvement	859	859	—	1,085	974	5	19
Commercial	2,860	2,860	—	1,052	865	15	41

Total real estate loans	5,514	5,514	—	4,017	3,706	41	110

Impaired loans with no related allowance recorded	5,514	5,514	—	4,017	3,706	41	110

With an allowance recorded :
Real estate loans:
One- to four- family	3,381	3,381	755	3,697	3,215	19	43
Home equity/home improvement	471	471	304	295	291	—	2
Commercial	10,769	10,769	1,731	10,775	10,401	111	327

Total real estate loans	14,621	14,621	2,790	14,767	13,907	130	372

Consumer loans:
Automobile	44	44	2	137	154	—	—
Other secured	3	3	1	4	9	—	—
Lines of credit/unsecured	—	—	—	8	36	—	—

Total consumer loans	47	47	3	149	199	—	—

Commercial and industrial	445	445	25	421	371	4	9

Impaired loans with allowance recorded	15,113	15,113	2,818	15,337	14,477	134	381

Total:
Residential real estate	6,506	6,506	1,059	6,957	6,347	45	114
Commercial real estate	13,629	13,629	1,731	11,827	11,266	126	368
Consumer	47	47	3	149	199	—	—
Commercial and industrial	445	445	25	421	371	4	9

	$20,627	$20,627	$2,818	$19,354	$18,183	$175	$491

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

	December 31, 2010
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded :
Real estate loans:
One- to four- family	$3,188	$3,188	$—	$3,651	$107
Home equity/home improvement	455	455	—	366	16
Commercial	1,635	1,635	—	2,710	203

Total real estate loans	5,278	5,278	—	6,727	326

Commercial and industrial	—	—	—	54	8

Impaired loans with no related allowance recorded	5,278	5,278	—	6,781	334

With an allowance recorded :
Real estate loans:
One- to four- family	2,893	2,893	474	1,631	59
Home equity/home improvement	851	851	95	381	2
Commercial	9,295	9,295	1,407	6,432	134

Total real estate loans	13,039	13,039	1,976	8,444	195

Consumer loans:
Automobile	205	205	16	286	—
Other secured	13	13	2	8	—
Lines of credit/unsecured	108	108	5	120	—

Total consumer loans	326	326	23	414	—

Commercial and industrial	272	272	8	299	6

Impaired loans with allowance recorded	13,637	13,637	2,007	9,157	201

Total:
Residential real estate	7,387	7,387	569	6,029	184
Commercial real estate	10,930	10,930	1,407	9,142	337
Consumer	326	326	23	414	—
Commercial and industrial	272	272	8	353	14

	$18,915	$18,915	$2,007	$15,938	$535

Average impaired loans outstanding during the three and nine months ended September 30, 2010, totaled $17,946 and $14,951, respectively.

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
All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
Non-performing (nonaccrual) loans were as follows. There were no loans past due over 90 days that were still accruing interest at September 30, 2011, or December 31, 2010.

	September 30,	December 31,
	2011	2010
Real estate loans:
One- to four- family	$4,896	$5,938
Commercial	10,768	9,812
Home equity/home improvement	1,330	1,306

Total real estate loans	16,994	17,056

Consumer loans:
Automobile	—	179
Consumer other secured	—	13
Consumer lines of credit/unsecured	—	108

Total consumer loans	—	300

Commercial and industrial	445	272

Total	$17,439	$17,628

A modified loan is considered a troubled debt restructuring (“TDR”) when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower or collateral with similar credit risk characteristics. Modifications to loan terms may include a modification of the contractual interest rate to a below-market rate (even if the modified rate is higher than the original rate), forgiveness of accrued interest, forgiveness of a portion of principal, an extended repayment period or a deed in lieu of foreclosure or other transfer of assets other than cash to fully or partially satisfy a debt. The Company’s policy is to place all TDRs on nonaccrual for a minimum period of six months. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months and the collection of principal and interest under the revised terms is deemed probable. TDR classification may be removed if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies a market rate of interest equal to that which would be provided to a borrower with similar credit risk at the time of the restructuring.
At September 30, 2011, $10,333 of the $17,439 nonaccrual loans reported were TDRs. An additional $3,188 of performing TDRs were not included as non-performing loans at September 30, 2011. These loans have been performing under the restructured terms for at least six months and the Company is accruing interest on these loans. At December 31, 2010, $8,669 of the $17,628 reported for nonaccrual loans were TDRs. An additional $1,287 of performing TDRs were not included as non-performing loans at December 31, 2010.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
The Company set aside $1,530 and $947 of specific reserves on non-performing TDRs at September 30, 2011, and December 31, 2010, respectively. All TDRs are individually analyzed for impairment. Loss estimates include the negative difference, if any, between the current fair value of the collateral or the estimated discounted cash flows and the loan amount due. There were no outstanding commitments to lend additional funds to borrowers with loans whose terms have been modified in TDRs. The following table provides information on loans modified as a TDR during the three and nine months ended September 30, 2011. This table does not reflect the end of period recorded investment.

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Real estate loans:
One- to four- family	2	$269	$273	3	$333	$339

Consumer loans:
Automobile	—	—	—	2	7	9

Total	2	$269	$273	5	$340	$348

The following table provides information on how loans were modified as a TDR during the three and nine months ended September 30, 2011:

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
Extended maturity – automobile	$—	$6
Combination of rate and principal adjustment – one- to four- family real estate	273	339
Other – automobile	—	3

Total	$273	$348

There were no loans modified as a TDR within the previous 12 months that had a payment default during the three and nine months ended September 30, 2011. For disclosure purposes a payment default is defined as a loan that was 90 days or more past due.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Below is an analysis of the age of recorded investment in loans that were past due at September 30, 2011, and December 31, 2010:

			90 Days	Total
	30-59 Days	60-89 Days	and Greater	Loans Past
September 30, 2011	Past Due	Past Due	Past Due	Due	Current Loans	Total Loans
Real estate loans:
One- to four- family	$7	$2,364	$3,269	$5,640	$377,179	$382,819
Commercial	—	—	899	899	546,015	546,914
Home equity/home improvement	9	132	1,167	1,308	139,637	140,945

Total real estate loans	16	2,496	5,335	7,847	1,062,831	1,070,678

Consumer loans:
Consumer loans:
Automobile	112	—	—	112	32,413	32,525
Other secured	3	29	—	32	6,444	6,476
Lines of credit/unsecured	50	14	—	64	11,854	11,918

Total consumer loans	165	43	—	208	50,711	50,919

Commercial and industrial	34	230	—	264	43,750	44,014

Total	$215	$2,769	$5,335	$8,319	$1,157,292	$1,165,611

			90 Days	Total
	30-59 Days	60-89 Days	and Greater	Loans Past
December 31, 2010	Past Due	Past Due	Past Due	Due	Current Loans	Total Loans
Real estate loans:
One- to four- family	$3,248	$3,068	$3,952	$10,268	$371,316	$381,584
Commercial	2,869	—	1,645	4,514	475,126	479,640
Home equity/home improvement	1,009	175	1,047	2,231	136,934	139,165

Total real estate loans	7,126	3,243	6,644	17,013	983,376	1,000,389

Consumer loans:
Consumer loans:
Automobile	249	18	142	409	42,141	42,550
Other secured	32	—	2	34	10,585	10,619
Lines of credit/unsecured	84	47	108	239	13,958	14,197

Total consumer loans	365	65	252	682	66,684	67,366

Commercial and industrial	174	—	52	226	39,053	39,279

Total	$7,665	$3,308	$6,948	$17,921	$1,089,113	$1,107,034

There were no accruing loans that were greater than 90 days past due at September 30, 2011, or December 31, 2010.
For loans collateralized by real property and commercial and industrial loans, credit exposure is monitored by internally assigned grades used for classification of loans. A loan is considered “special mention” if it is a potential problem loan that is currently performing and does not meet the criteria for impairment, but where some concern exists. A loan is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” loans include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Loans classified as “doubtful” have all of the weaknesses of those classified as “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” All other loans that do not fall into the above mentioned categories are considered “pass” loans. Updates to internally assigned grades are made monthly and/or upon significant developments.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
For consumer loans, credit exposure is monitored by payment history of the loans. Non-performing consumer loans are on nonaccrual status and are generally greater than 90 days past due.
The recorded investment in loans by credit quality indicators at September 30, 2011, and December 31, 2010 are as follows:
Real Estate and Commercial and Industrial Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	One- to Four-	Commercial Real	Commercial and	Home Equity/Home
September 30, 2011	Family	Estate	Industrial	Improvement
Grade:
Pass	$374,440	$513,241	$43,519	$138,074
Special Mention	1,482	21,980	50	142
Substandard	3,693	10,794	215	1,628
Doubtful	3,204	899	230	1,101

Total	$382,819	$546,914	$44,014	$140,945

	One- to Four-	Commercial Real	Commercial and	Home Equity/Home
December 31, 2010	Family	Estate	Industrial	Improvement
Grade:
Pass	$374,790	$466,230	$38,768	$137,796
Special Mention	713	2,479	239	63
Substandard	3,663	10,185	220	337
Doubtful	2,418	746	52	969

Total	$381,584	$479,640	$39,279	$139,165

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

			Lines of
September 30, 2011	Automobile	Other Secured	Credit/Unsecured
Performing	$32,525	$6,476	$11,918
Non-performing	—	—	—

Total	$32,525	$6,476	$11,918

			Lines of
December 31, 2010	Automobile	Other Secured	Credit/Unsecured
Performing	$42,371	$10,606	$14,089
Non-performing	179	13	108

Total	$42,550	$10,619	$14,197

7. Fair Value Disclosures
ASC 820, “Fair Value Measurements and Disclosures”, establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
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
Fair values of certain loans held for sale are based on traded market prices of similar assets, where available, and/or discounted cash flows at market interest rates. At September 30, 2011, certain loans held for sale for which the fair value option was elected had an aggregate fair value of $9,899 and an aggregate outstanding principal balance of $9,714 and were recorded in mortgage loans held for sale in the consolidated balance sheet. At December 31, 2010, certain loans held for sale for which the fair value option was elected had an aggregate fair value of $16,877 and an aggregate outstanding principal balance of $17,092.
Interest income on certain mortgage loans held for sale is recognized based on contractual rates and reflected in interest income on mortgage loans held for sale in the consolidated income statement. Net gains of $591 and $964 resulting from changes in fair value of these loans were recorded in mortgage income during the three and nine months ended September 30, 2011, respectively, offset by economic hedging losses in the amounts of $655 and $915, respectively.
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

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2011, Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	September 30,	Identical Assets	Observable Inputs	Unobservable Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Agency residential mortgage-backed securities	$254,929	$—	$254,929	$—
Agency residential collateralized mortgage obligations	396,542	—	396,542	—
SBA pools	4,454	—	4,454	—

Total securities available for sale	$655,925	$—	$655,925	$—

Loans held for sale	$9,899	$—	$9,899	$—
Derivative instruments	$(49)	$—	$(49)	$—

		Fair Value Measurements at December 31, 2010, Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Agency residential mortgage-backed securities	$354,497	$—	$354,497	$—
Agency residential collateralized mortgage obligations	357,892	—	357,892	—
SBA pools	5,108	—	5,108	—

Total securities available for sale	$717,497	$—	$717,497	$—

Loans held for sale	$16,877	$—	$16,877	$—
Derivative instruments	$116	$—	$116	$—
Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2011, Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	September 30,	Identical Assets	Observable Inputs	Unobservable
	2011	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Impaired loans	$12,295	$—	$—	$12,295
Other real estate owned	2,098	—	392	1,706

		Fair Value Measurements at December 31, 2010, Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable
	2010	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Impaired loans	$11,630	$—	$—	$11,630
Other real estate owned	2,668	—	2,219	449
Impaired loans, which primarily consist of commercial and one- to four-family real estate, home equity/home improvement and commercial and industrial loans, are measured for impairment using the fair value of the collateral (as determined by third party appraisals using recent comparative sales data and other Level 3 valuation inputs) for collateral dependent loans. Impaired loans with an allocated allowance for loan losses at September 30, 2011, had a carrying amount of $12,295, which is made up of the outstanding balance of $15,113, net of a valuation allowance of $2,818. Impaired loans with an allocated allowance for loan losses at December 31, 2010, had a carrying amount of $11,630, which is made up of the outstanding balance of $13,637, net of a valuation allowance of $2,007.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
At September 30, 2011, other real estate owned, which is measured at the lower of book or fair value less costs to sell, had a net book value of $2,098, which is made up of the outstanding balance of $3,139, net of a valuation allowance of $1,041. Other real estate owned that was valued using third party appraisals less costs to sell is classified as Level 2, while other real estate owned that was valued using third party appraisals less costs to sell and other Level 3 valuation inputs is classified as Level 3. These Level 3 valuation inputs include discounts of the appraised value based on real estate market activity. Of the $1,041, $666 resulted from write-downs during the nine months ended September 30, 2011. At December 31, 2010, other real estate owned, which is measured at the lower of book or fair value less costs to sell, had a net book value of $2,668, which is made up of the outstanding balance of $3,120 net of a valuation allowance of $452, resulting in net write-downs of $502 for the year ended December 31, 2010.
Activity for other real estate owned for the three and nine months ended September 30, 2011 and 2010, and the related valuation allowance follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Beginning balance	$2,326	$4,436	$2,668	$3,917
Transfers in at fair value	556	253	1,077	3,274
Change in valuation allowance	(550)	(141)	(589)	(408)
Sale of property (gross)	(234)	(1,678)	(1,058)	(3,913)

Ending balance	$2,098	$2,870	$2,098	$2,870

Valuation allowance:
Beginning balance	$491	$304	$452	$37
Sale of property	—	(2)	(77)	(62)
Valuation adjustment	550	143	666	470

Ending balance	$1,041	$445	$1,041	$445

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Carrying amount and estimated fair values of financial instruments were as follows:

	September 30, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets
Cash and cash equivalents	$54,160	$54,160	$68,650	$68,650
Securities available for sale	655,925	655,925	717,497	717,497
Securities held to maturity	539,257	557,586	432,519	434,296
Loans held for sale	691,204	691,795	491,985	492,367
Loans held for investment, net	1,149,626	1,181,871	1,092,114	1,107,640
FHLB stock	29,210	N/A	20,569	N/A
Bank-owned life insurance	28,904	28,904	28,501	28,501
Accrued interest receivable	8,159	8,159	9,248	9,248
Derivative instruments	(49)	(49)	116	116

Financial liabilities
Deposits	$(2,073,627)	$(2,008,954)	$(2,017,550)	$(2,087,160)
FHLB advances	(671,761)	(690,235)	(461,219)	(470,729)
Repurchase agreement	(25,000)	(28,300)	(25,000)	(27,255)
Other borrowings	(10,000)	(10,000)	(10,000)	(10,000)
Accrued interest payable	(1,506)	(1,506)	(1,541)	(1,541)
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
8. Derivative Financial Instruments
In May 2010, the Company began entering into interest rate lock commitments (“IRLCs”) with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked into that interest rate. These commitments are carried at fair value in accordance with ASC 815, Derivatives and Hedging. The estimated fair values of IRLCs are based on quoted market values and are recorded in other assets in the consolidated balance sheets. The initial and subsequent changes in the fair value of IRLCs are a component of net gain on sale of loans.
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

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
The following table provides the outstanding notional balances and fair values of outstanding positions for the dates indicated, and recorded gains (losses) during the nine months ended September 30, 2011, and the twelve months ended December 31, 2010.

		Outstanding
	Expiration	Notional		Recorded
September 30, 2011	Dates	Balance	Fair Value	Gains/(Losses)
Other Assets
IRLCs	2011	$12,651	$120	$109
Loan sale commitments	2011	3,216	51	964
Forward mortgage-backed securities trades	2011	12,000	(168)	(915)

		Outstanding
	Expiration	Notional		Recorded
December 31, 2010	Dates	Balance	Fair Value	Gains/(Losses)
Other Assets
IRLCs	2011	$16,082	$11	$11
Loan sale commitments	2011	10,207	(79)	1,367
Forward mortgage-backed securities trades	2011	23,102	105	(1,176)
9. Repurchase Agreement
In April 2008, the Company entered into a ten-year term structured repurchase callable agreement with Credit Suisse Securities (U.S.A.) LLC for $25,000 to leverage the balance sheet and reduce the cost of funds. The interest rate was fixed at 1.62% for the first year of the agreement. After the first year, the interest rate adjusts quarterly to 6.25% less the three month Libor rate, subject to a lifetime cap of 3.22%. The rate was 3.22% at September 30, 2011, and December 31, 2010. The securities sold under agreement to repurchase had an average balance of $31,818 and an average interest rate of 1.76% during the nine months ended September 30, 2011. The maximum month-end balance during the nine months ended September 30, 2011 was $32,501. At maturity, the securities underlying the agreement are returned to the Company. The fair value of these securities sold under the agreement to repurchase was $32,179 at September 30, 2011. The Company retains the right to substitute securities under the terms of the agreement.
10. FHLB Advances
At September 30, 2011, advances from the FHLB totaled $671,761, net of a restructuring prepayment penalty of $4,481, and had interest rates ranging from 0.08% to 5.99% with a weighted average rate of 1.32%. At December 31, 2010, advances from the FHLB totaled $461,219, net of a restructuring prepayment penalty of $5,259, and had interest rates ranging from 0.16% to 5.99% with a weighted average rate of 1.95%. At September 30, 2011, and December 31, 2010, the Company had $22,000 in variable rate FHLB advances; the remainder of FHLB advances at those dates had fixed rates.
In November 2010, $91,644 in fixed-rate FHLB advances were modified. The 22 advances that were modified had a weighted average rate of 4.15% and an average term to maturity of approximately 2.6 years. These advances were prepaid and restructured with $91,644 of new, lower-cost FHLB advances with a weighted average rate of 1.79% and an average term to maturity of approximately 4.9 years. The early repayment of the debt resulted in a prepayment penalty of $5,421, which is then amortized to interest expense in future periods as an adjustment to the cost of the new FHLB advances. The effective rate of the new advances after accounting for the prepayment penalty is 2.98%.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Each advance is payable at its maturity date and is subject to prepayment penalties. The advances were collateralized by mortgage and commercial loans with FHLB collateral values of $618,310 and $654,913 under a blanket lien arrangement at September 30, 2011, and December 31, 2010, respectively. Based on this collateral, and including securities safekept at FHLB and otherwise unpledged, the Company was eligible to borrow an additional $665,896 and $756,432 at September 30, 2011, and December 31, 2010, respectively. In addition, FHLB stock also secures debts to the FHLB. The current agreement provided for a maximum borrowing amount of approximately $1,342,263 and $1,223,035 at September 30, 2011, and December 31, 2010, respectively.
At September 30, 2011, the advances are structured to contractually pay down as follows:

		Weighted
		Average
	Balance	Rate
2011	$378,121	0.14%
2012	36,720	2.25
2013	67,134	1.70
2014	36,517	2.86
2015	61,742	3.66
Thereafter	96,008	3.27

	676,242	1.32%
Restructruing prepayment penalty	(4,481)

Total	$671,761

11. Share-Based Compensation
In May 2007, ViewPoint Financial Group’s shareholders approved the ViewPoint Financial Group 2007 Equity Incentive Plan, which was assumed by the Company in connection with the Conversion. The Company is accounting for this plan under ASC 718, Compensation – Stock Compensation, which requires companies to record compensation cost for share-based payment transactions with employees in return for employment service. Under this plan, 1,624,690 options to purchase shares of common stock and 649,877 restricted shares of common stock were made available.
The compensation cost that has been charged against income for the restricted stock portion of the Equity Incentive Plan was $356 and $340 for the three months ended September 30, 2011 and 2010, respectively. The compensation cost that has been charged against income for the stock option portion of the Equity Incentive Plan was $105 and $102 for the three months ended September 30, 2011 and 2010, respectively. The total income tax benefit recognized in the income statement for share-based compensation was $162 and $155 for the three months ended September 30, 2011 and 2010, respectively.
The compensation cost that has been charged against income for the restricted stock portion of the Equity Incentive Plan was $1,059 and $1,126 for the nine months ended September 30, 2011 and 2010, respectively. The compensation cost that has been charged against income for the stock option portion of the Equity Incentive Plan was $340 and $241 for the nine months ended September 30, 2011 and 2010, respectively. The total income tax benefit recognized in the income statement for share-based compensation was $490 and $478 for the nine months ended September 30, 2011 and 2010, respectively.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
A summary of the status of the non-vested shares of the restricted stock portion of the Equity Incentive Plan at September 30, 2011, is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2011	218,393	$13.14
Granted	—	—
Vested	(107,798)	13.15
Forfeited	—	—

Non-vested at September 30, 2011	110,595	$13.12

The grant date fair value is based on the last sale price as quoted on the NASDAQ Stock Market on the grant date. As of September 30, 2011, there was $931 of total unrecognized compensation expense related to non-vested shares awarded under the restricted stock portion of the Equity Incentive Plan. That expense is expected to be recognized over a weighted-average period of 0.67 year.
A summary of the activity under the stock option portion of the Equity Incentive Plan as of September 30, 2011, and changes for the nine months then ended is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at January 1, 2011	457,555	$12.01	7.6	$170
Granted	108,500	12.72	10.0	—
Exercised	—	—	—	—
Forfeited	(17,164)	11.36	—	6

Outstanding at September 30, 2011	548,891	$12.17	7.3	$116

Fully vested and expected to vest	528,035	$12.19	7.1	$94

Exercisable at September 30, 2011	131,764	$12.24	6.4	$26

As of September 30, 2011, there was $692 of total unrecognized compensation expense related to non-exercisable shares awarded under the stock option portion of the Equity Incentive Plan. That expense is expected to be recognized over a weighted-average period of 2.3 years.
12. Income Taxes
The net deferred tax assets totaled $5,498 and $6,580 at September 30, 2011, and December 31, 2010, respectively. No valuation allowance was provided on deferred tax assets as of September 30, 2011, or December 31, 2010, as the Company expects to realize the future tax benefits. The Company estimates the annual effective tax rate for 2011 will be between 32.0% and 33.0%. The actual effective tax rate for the three and nine months ended September 30, 2011, is different than the estimated annual effective tax rate due to various immaterial adjustments to income tax expense recorded during the quarter.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
13. Segment Information
The reportable segments are determined by the products and services offered, primarily distinguished between banking and VPM, our mortgage banking subsidiary. Loans, investments and deposits generate the revenues in the banking segment; secondary marketing sales primarily generate the revenue in the VPM segment. Segment performance is evaluated using segment profit (loss). Information reported internally for performance assessment for the three and nine months ended September 30, 2011 and 2010 follows:

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

	Three Months Ended
	September 30, 2011
				Total
			Eliminations	Segments
			and	(Consolidated
	Banking	VPM	Adjustments[1]	Total)
Results of Operations:
Total interest income	$28,953	$368	$(315)	$29,006
Total interest expense	8,581	315	(369)	8,527
Provision (benefit) for loan losses	582	(1)	—	581

Net interest income after provision for loan losses	19,790	54	54	19,898
Other revenue	3,851	(3)	649	4,497
Net gain (loss) on sale of mortgage loans	(682)	2,392	—	1,710
Total noninterest expense	14,895	3,411	261	18,567

Income before income tax expense (benefit)	8,064	(968)	442	7,538
Income tax expense (benefit)	2,770	(305)	(70)	2,395

Net income (loss)	$5,294	$(663)	$512	$5,143

Segment assets	$3,234,538	$42,939	$(42,199)	$3,235,278
Noncash items:
Net gain (loss) on sale of mortgage loans	(682)	2,392	—	1,710
Depreciation	797	72	—	869
Provision (benefit) for loan losses	582	(1)	—	581

	Three Months Ended
	September 30, 2010
				Total
			Eliminations	Segments
			and	(Consolidated
	Banking	VPM	Adjustments[1]	Total)
Results of Operations:
Total interest income	$30,014	$693	$(606)	$30,101
Total interest expense	11,645	606	(669)	11,582
Provision for loan losses	748	8	—	756

Net interest income after provision for loan losses	17,621	79	63	17,763
Other revenue	5,788	—	(431)	5,357
Net gain (loss) on sale of mortgage loans	(761)	4,458	—	3,697
Total noninterest expense	14,561	3,917	222	18,700

Income before income tax expense (benefit)	8,087	620	(590)	8,117
Income tax expense (benefit)	2,480	209	20	2,709

Net income (loss)	$5,607	$411	$(610)	$5,408

Segment assets	$2,986,322	$65,743	$(65,653)	$2,986,412
Noncash items:
Net gain (loss) on sale of mortgage loans	(761)	4,458	—	3,697
Depreciation	683	78	—	761
Provision for loan losses	748	8	—	756
1Includes eliminating entries for intercompany transactions and stand-alone expenses of the Company

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

	Nine Months Ended
	September 30, 2011
				Total
			Eliminations	Segments
			and	(Consolidated
	Banking	VPM	Adjustments[1]	Total)
Results of Operations:
Total interest income	$84,698	$1,227	$(1,038)	$84,887
Total interest expense	26,632	1,038	(1,204)	26,466
Provision (benefit) for loan losses	2,761	(20)	—	2,741

Net interest income after provision for loan losses	55,305	209	166	55,680
Other revenue	17,446	(275)	1,601	18,772
Net gain (loss) on sale of mortgage loans	(1,574)	7,112	—	5,538
Total noninterest expense	45,416	9,457	823	55,696

Income before income tax expense (benefit)	25,761	(2,411)	944	24,294
Income tax expense (benefit)	8,734	(771)	(223)	7,740

Net income (loss)	$17,027	$(1,640)	$1,167	$16,554

Segment assets	$3,234,538	$42,939	$(42,199)	$3,235,278
Noncash items:
Net gain (loss) on sale of mortgage loans	(1,574)	7,112	—	5,538
Depreciation	2,401	225	—	2,626
Provision (benefit) for loan losses	2,761	(20)	—	2,741

	Nine Months Ended
	September 30, 2010
				Total
			Eliminations	Segments
			and	(Consolidated
	Banking	VPM	Adjustments[1]	Total)
Results of Operations:
Total interest income	$83,751	$1,699	$(1,423)	$84,027
Total interest expense	33,903	1,424	(1,363)	33,964
Provision for loan losses	3,725	65	—	3,790

Net interest income after provision for loan losses	46,123	210	(60)	46,273
Other revenue	15,216	—	46	15,262
Net gain (loss) on sale of mortgage loans	(1,228)	10,745	—	9,517
Total noninterest expense	42,714	11,106	399	54,219

Income before income tax expense (benefit)	17,397	(151)	(413)	16,833
Income tax expense (benefit)	5,666	(46)	(96)	5,524

Net income (loss)	$11,731	$(105)	$(317)	$11,309

Segment assets	$2,986,322	$65,743	$(65,653)	$2,986,412
Noncash items:
Net gain (loss) on sale of mortgage loans	(1,228)	10,745	—	9,517
Depreciation	2,100	219	—	2,319
Provision for loan losses	3,725	65	—	3,790
1 Includes eliminating entries for intercompany transactions and stand-alone expenses of the Company

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
In March 2011, the Company was named in a class action lawsuit alleging that the Company, the Bank and VPM improperly classified VPM’s mortgage loan officers as exempt employees under the Fair Labor Standards Act (“FLSA”), and thereby failed to properly compensate them for overtime. In September 2011, and without admitting liability, the parties agreed to a mediated settlement of the matter for $350, which is recorded in Other Liabilities on the consolidated balance sheet and in Outside Professional Services expense on the consolidated statement of income.
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
Due to the downturn in current mortgage market conditions and the loss of key production personnel, an evaluation of goodwill was performed outside of the normal annual cycle. For purposes of performing Step One of the goodwill impairment test, the fair value was determined using the income approach by discounting the next five years projected cash flows. The assumptions in the model considered market economic and industry forecasts and management’s judgment. Based on the estimated results in the Step Two analysis, a goodwill impairment of $271 was recognized during the nine months ended September 30, 2011. There was no goodwill impairment recognized during the three months ended September 30, 2011.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Deterioration in economic market conditions, changes in key personnel, increased estimates of the effects of recent regulatory or legislative changes, or additional regulatory or legislative changes may result in declines in projected business performance beyond management’s current expectations. Such declines in business performance could cause the estimated fair value of VPM’s associated goodwill to decline, which could result in an impairment charge to earnings in a future period related to some portion of the associated goodwill.
16. Subsequent Events
In October 2011, the Company prepaid the four promissory notes for unsecured loans totaling $10,000 obtained from four local, private investors in October 2009. The notes could not be prepaid by the Company during the first two years of the loan term, but thereafter could be prepaid in whole or in part at any time without fee or penalty. Each of the four promissory notes had an interest rate of 6% per annum.
17. Recent Accounting Developments
In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, Intangibles–Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU simplifies how entities test goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance under Topic 350 required an entity to test goodwill for impairment on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company is currently evaluating this guidance and does not expect the adoption of this ASU to have a significant impact to the Company’s financial statements.

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
The Company and the Bank were historically examined and regulated by the Office of Thrift Supervision (“OTS”). On July 21, 2011, the regulatory oversight of the Company transferred to the Federal Reserve Board and the regulatory oversight of the Bank transferred to the Office of the Comptroller of the Currency (“OCC”) as part of the consolidation of the OTS into the OCC under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). In May 2011, the Company filed applications with the OCC and the Federal Reserve Board to change the Bank’s charter to that of a national bank and the Company’s charter to that of a bank holding company. Both applications are currently under review.
The Bank is also regulated by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is required to have certain reserves set by the Federal Reserve Board and is a member of the Federal Home Loan Bank of Dallas, which is one of the 12 regional banks in the Federal Home Loan Bank (“FHLB”) System.
Our principal business consists of attracting retail deposits from the general public and the business community and investing those funds, along with borrowed funds, in permanent loans secured by first and second mortgages on owner-occupied, one- to four-family residences and on commercial properties, as well as in secured and unsecured commercial and industrial and consumer loans. Additionally, we have an active program with mortgage banking companies that allows them to close one- to four-family mortgage loans in their own name and temporarily finance their inventory of these closed loans until the loans are sold to investors approved by the Company (the “Warehouse Purchase Program”). We also offer brokerage services for the purchase and sale of non-deposit investment and insurance products through a third party brokerage arrangement.
Our operating revenues are derived principally from interest earned on interest-earning assets including loans and investment securities, service charges and fees on deposits, and gains on the sale of loans. Our primary sources of funds are deposits, FHLB advances and other borrowings, and payments received on loans and securities. We offer a variety of deposit accounts that provide a wide range of interest rates and terms, generally including savings, money market, term certificate and demand accounts.

At September 30, 2011, the Company operated 25 community bank offices in the Dallas/Fort Worth Metroplex and 10 loan production offices located in Texas and Oklahoma. The Company opened new community bank offices in Carrollton and Flower Mound during the third quarter of 2011. The Company purchased these two bank office locations after they were closed as a result of the combination of two national banks that each had bank locations in the same immediate market area. During the fourth quarter of 2011, the Company plans to relocate its grocery store banking center located in the Lake Highlands neighborhood of Dallas to a full-service community bank office.
Performance Highlights
•
Lower deposit and borrowing rates fueled a ten basis point increase in net interest margin to 2.84%: A $5.8 million reduction in deposit cost improved the net interest margin by ten basis points to 2.84% for the nine months ended September 30, 2011, from 2.74% for the nine months ended September 30, 2010.

•
Loan growth year-to-date: During the nine months ended September 30, 2011, loans increased by $257.8 million, or 16.1%. This increase was driven by a $202.9 million increase in Warehouse Purchase Program loans held for sale and a $52.7 million increase in commercial real estate loan balances.

•
$44.1 million in business lending production in 2011: By adding experienced business lenders and enabling local loan decisioning, $44.1 million of business loans (including small to mid-size business real estate and commercial and industrial loans) have been originated during the nine months ended September 30, 2011.

•
Lower net charge-offs led to decrease in provision expense: The provision for loan losses decreased by $1.0 million, or 27.7%, during the nine months ended September 30, 2011, compared to the same period last year.

•
Year-to-date net income increased by $5.3 million, or 46.4%: The $5.3 million increase in net income was driven by higher net interest income, a gain on the sale of available for sale securities and a lower provision for loan losses.

•	Basic and diluted EPS increased by $0.13: Basic and diluted earnings per share for the nine months ended September 30, 2011, was $0.51, up $0.13 from the nine months ended September 30, 2010.
•	Deposit growth of $56.1 million: Deposits increased by $56.1 million from December 31, 2010, primarily due to growth of $57.6 million in interest-bearing demand accounts.
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
Allowance for Loan Loss. The allowance for loan losses and related provision expense are susceptible to change if the credit quality of our loan portfolio changes, which is evidenced by many factors including but not limited to charge-offs and non-performing loan trends. Generally, one- to four-family residential mortgage lending has a lower credit risk profile compared to consumer lending (such as automobile or personal line of credit loans). Commercial real estate and commercial and industrial lending, however, have higher credit risk profiles than consumer and one- to four- family residential mortgage loans due to these loans being larger in amount and non-homogenous in structure and term. Changes in economic conditions, the mix and size of the loan portfolio and individual borrower conditions can dramatically impact our level of allowance for loan losses in relatively short periods of time. Management believes that the allowance for loan losses is maintained at a level that represents our best estimate of credit losses in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, our banking regulators periodically review our allowance for loan losses and may require us to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their review.

Management evaluates current information and events regarding a borrower’s ability to repay its obligations and considers a loan to be impaired when the ultimate collectability of amounts due, according to the contractual terms of the loan agreement, is in doubt. If an impaired loan is collateral-dependent, the fair value of the collateral, less the estimated cost to sell, is used to determine the amount of impairment. For impaired loans, the amount of the impairment can be adjusted, based on current data, until such time as the actual basis is established by acquisition of the collateral or collected. Impairment losses are reflected in the allowance for loan losses through a charge to the provision for loan losses. Subsequent recoveries are credited to the allowance for loan losses. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied first to principal and then to interest income.
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

During the past six years, we have successfully transitioned our lending activities from a predominantly consumer-driven model to become a more diversified consumer and business lender by emphasizing three key lending initiatives: our Warehouse Purchase Program, through which we fund third party mortgage banks; residential mortgage lending through our own mortgage banking company; and commercial real estate lending. Additionally, we are diversifying our loan portfolio by increasing secured commercial and industrial lending to small to mid-size businesses in our market area. Loan diversification improves our earnings because commercial real estate and commercial and industrial loans generally have higher interest rates than residential mortgage loans. Another benefit of commercial lending is that it improves the sensitivity of our interest-earning assets because commercial loans typically have shorter terms than residential mortgage loans and in some cases have variable interest rates.

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

We offer a wide range of products and services that provide diversification of revenue sources and solidify our relationship with our customers. We focus on core retail and business deposits, including savings and checking accounts, that lead to long-term customer retention. For example, our Absolute Checking account product, which offers a higher rate of interest when electronic transaction volume and other requirements are satisfied, provides cost savings and drives fee revenue while creating what we believe to be a stable customer relationship. As part of our commercial lending process we cross-sell the entire business banking relationship, including non-interest-bearing deposits and business banking products such as online cash management, treasury management and direct deposit /payment processing.

•	Expanding our reach.

In addition to deepening our relationships with existing customers, we intend to expand our business to new customers by leveraging our well-established involvement in the community and by selectively emphasizing products and services designed to meet their banking needs. We also intend to continue to pursue expansion in our market area by growing our branch network. We may also consider the acquisition of other financial institutions or branches of other banks in or contiguous to our market area.

Comparison of Financial Condition at September 30, 2011, and December 31, 2010
General. Total assets increased by $293.3 million, or 10.0%, to $3.24 billion at September 30, 2011, from $2.94 billion at December 31, 2010. The increase in total assets, which was primarily due to a $257.8 million increase in gross loans and a $45.2 million increase in the securities portfolio, was funded by a $210.6 million increase in net FHLB advances and a $56.1 million increase in deposits.
Loans. Gross loans (including $691.2 million in mortgage loans held for sale) increased by $257.8 million, or 16.1%, to $1.86 billion at September 30, 2011, from $1.60 billion at December 31, 2010. Loan growth in our Warehouse Purchase Program and commercial real estate portfolio drove the majority of this increase.

	September 30,	December 31,	Dollar	Percent
	2011	2010	Change	Change
	(Dollars in thousands)
Real estate loans:
One- to four- family	$372,949	$370,149	$2,800	0.8%
Commercial	531,729	479,071	52,658	11.0
One- to four- family construction	9,870	11,435	(1,565)	(13.7)
Commercial construction	15,185	569	14,616	2,568.7
Home equity/home improvement	140,945	139,165	1,780	1.3
Mortgage loans held for sale	691,204	491,985	199,219	40.5

Total real estate loans	1,761,882	1,492,374	269,508	18.1

Automobile loans	32,525	42,550	(10,025)	(23.6)
Other consumer loans	18,394	24,816	(6,422)	(25.9)

Total consumer loans	50,919	67,366	(16,447)	(24.4)

Commercial and industrial	44,014	39,279	4,735	12.1

Gross loans	$1,856,815	$1,599,019	$257,796	16.1%

At September 30, 2011, mortgage loans held for sale consisted of $663.8 million in Warehouse Purchase Program loans and $27.4 million in loans originated for sale by our mortgage banking subsidiary, VPM. Mortgage loans held for sale increased by $199.2 million, or 40.5%, from December 31, 2010, which was due to a $202.9 million increase in Warehouse Purchase Program loans purchased for sale under our standard loan participation agreement. Loans held for sale that were originated for sale by VPM declined by $3.7 million. Our Warehouse Purchase Program enables our mortgage banking company customers to close conforming and some jumbo and second lien one- to four-family mortgage loans in their own name and temporarily finance their inventory of these closed loans until the loans are sold to investors approved by the Company. The Warehouse Purchase Program had 31 clients with approved maximum borrowing amounts ranging from $10.0 million to $38.5 million at September 30, 2011, compared to 29 clients at December 31, 2010, and 26 clients at September 30, 2010. During the nine months ended September 30, 2011, the average outstanding balance per client was $10.8 million. During the nine months ended September 30, 2011, the Warehouse Purchase Program generated $2.1 million in fee income and $10.8 million in interest income, compared to $1.9 million in fee income and $12.1 million in interest income for the nine months ended September 30, 2010. Compared to the quarter ended June 30, 2011, Warehouse Purchase Program loans increased by $258.8 million, or 63.9%, during the quarter ended September 30, 2011. The recent increase in Warehouse Purchase Program loan balances is primarily due to the current low interest rate environment, the industry-wide increase in refinance activity, seasonal fluctuations and the addition of one new client during the third quarter of 2011.

VPM originated $262.8 million in one- to four-family mortgage loans during the nine months ended September 30, 2011, compared to $358.5 million during the nine months ended September 30, 2010. Of the $262.8 million originated during the nine months ended September 30, 2011, $187.0 million was sold or committed to be sold to investors, generating a net gain on sale of loans of $5.5 million during that period. The remaining $75.8 million of VPM production was retained in the Company’s loan portfolio. For asset/liability and interest rate risk management purposes, the Company follows guidelines set forth by the Company’s Asset/Liability Management Committee to determine whether to keep loans in portfolio or sell them with a servicing release premium. The Company evaluates price, yield, duration and credit when determining the amount of loans sold or retained.
In 2010, the Company established a mortgage repurchase liability for loans sold by VPM to third parties related to various representations and warranties that reflect management’s estimate of losses for loans for which the Company could have repurchase obligations based on historical investor repurchase and indemnification demand and historical loss ratios. Although investors may demand repurchase at any time, the Company has generally received such demands within 12 months of the investor purchase. The Company had one repurchase and five indemnifications during the nine months ended September 30, 2011, compared to two repurchases and five indemnifications during the nine months ended September 30, 2010. Actual losses totaled $91,000 and $47,000 for the nine months ended September 30, 2011 and 2010, respectively. This mortgage repurchase liability, included in “Other Liabilities” in the consolidated balance sheet, was $65,000 at September 30, 2011, compared to $38,000 at December 31, 2010. Additions to the liability reduced net gains on mortgage loan origination/sales.
Commercial real estate loans increased by $52.7 million, or 11.0%, from December 31, 2010, with $17.1 million of this growth coming from business real estate lending to small and mid-size businesses operating in the communities we serve. Our commercial real estate portfolio consists almost exclusively of loans secured by existing, multi-tenanted commercial real estate. 91% of our commercial real estate loan balances are secured by properties located in Texas, a market that we do not believe has experienced the same level of economic pressure experienced in certain other geographic areas in the United States. The below table illustrates the geographic concentration of our commercial real estate portfolio at September 30, 2011:

Texas	91%
Louisiana	2
Oklahoma	2
California	2
Illinois	1
Other*	2

100%

*	“Other” consists of Arizona, Georgia, Nevada, New Mexico, Oregon, Kansas, Missouri and Washington.
Commercial construction loans increased by $14.6 million, which primarily relates to fundings pursuant to a $19 million construction loan facility provided to an experienced retail developer to construct approximately 20 freestanding locations for a nationwide, publicly-traded retail chain. The retailer signs a 15-year lease for each location prior to commencement of construction. Our commercial and industrial portfolio increased by $4.7 million, or 12.1%, from December 31, 2010, as we continue to focus on developing this portfolio by adding experienced commercial lenders and applying local loan decisioning and a sophisticated loan pricing model. During the nine months ended September 30, 2011, we originated $17.1 million in commercial and industrial loans, with the average balance of this portfolio increasing by $5.4 million during the nine months ended September 30, 2011, compared to the same time period last year.

Consumer loans, including automobile, other secured installment loans, and unsecured lines of credit, decreased by $16.4 million, or 24.4%, from December 31, 2010. In March 2011, we sold the remainder of our government-guaranteed student loan portfolio, which totaled $4.6 million at December 31, 2010. This portfolio was sold due to the increasing costs of maintaining and servicing the declining portfolio balance compared to the comparatively low portfolio yield. The sale of this portfolio resulted in a net loss of $146,000.
ViewPoint Mortgage. At September 30, 2011, VPM had total assets of $42.9 million, which primarily consisted of $27.4 million in one- to four- family mortgage loans held for sale to outside investors and $9.9 million in one- to four-family construction loans. VPM recorded a net loss of $663,000 for the three months ended September 30, 2011, compared to net income of $411,000 for the same period in 2010. For the nine months ended September 30, 2011, VPM recorded a net loss of $1.6 million, compared to a net loss of $105,000 for the same period in 2010. The net loss primarily resulted from lower mortgage origination volume, which was primarily attributable to an overall decline in the mortgage market this year. VPM’s operating results for the nine months ended September 30, 2011, included a goodwill impairment charge of $271,000 due to the downturn in current mortgage market conditions and the loss of some of our most productive loan officers, as well as $421,000 in settlement and estimated legal expenses related to a lawsuit filed against VPM. VPM operates eight loan production offices in Texas and one loan production office in Broken Arrow, Oklahoma.
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
For the specific component, the allowance for loan losses on individually analyzed impaired loans includes commercial and industrial and one- to four-family and commercial real estate loans where management has concerns about the borrower’s ability to repay. Loss estimates include the negative difference, if any, between the current fair value of the collateral or the estimated discounted cash flows and the loan amount due.
We are focused on maintaining our asset quality by applying strong underwriting guidelines to all loans that we originate. Substantially all of our residential mortgage loans are full-documentation, standard “A” type products. We do not offer any sub-prime loan products.
Our non-performing loans, which consist of nonaccrual loans, include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Loans are placed on nonaccrual status when the collection of principal and/or interest becomes doubtful or other factors involving the loan warrant placing the loan on nonaccrual status.
A modified loan is considered a troubled debt restructuring (“TDR”) when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower or collateral with similar credit risk characteristics. Modifications to loan terms may include a modification of the contractual interest rate to a below-market rate (even if the modified rate is higher than the original rate), forgiveness of accrued interest, forgiveness of a portion of principal, an extended repayment period or a deed in lieu of foreclosure or other transfer of assets other than cash to fully or partially satisfy a debt. The Company’s policy is to place all TDRs on nonaccrual for a minimum period of six months. Loans qualify for a return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months and the collection of principal and interest under the revised terms is deemed probable. TDR classification may be removed if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies a market rate of interest equal to that which would be provided to a borrower with similar credit risk at the time of the restructuring. At September 30, 2011, $3.2 million in TDRs were accruing interest and $10.3 million of TDRs were classified as nonaccrual, including $9.3 million attributable to five commercial real estate loans. Of those loans, $8.4 million were performing in accordance with their restructured terms at September 30, 2011.

Our non-performing loans to total loans ratio at September 30, 2011, was 1.50%, compared to 1.59% at December 31, 2010. Non-performing loans decreased by $189,000, from $17.6 million at December 31, 2010, to $17.4 million at September 30, 2011. Compared to June 30, 2011, non-performing loans decreased by $427,000, primarily due to a $441,000 decrease in one- to four-family non-performing loans.
Our allowance for loan losses at September 30, 2011, was $16.5 million, or 1.42% of total loans, compared to $14.8 million, or 1.34% of total loans, at December 31, 2010. Our allowance for loan losses to non-performing loans was 94.82% at September 30, 2011, compared to 84.22% as of December 31, 2010.
Other Loans of Concern. The Company has other potential problem loans that are currently performing and do not meet the criteria for impairment, but where some concern exists. These possible credit problems may result in the future inclusion of these items in the non-performing asset categories. These loans consist of residential and commercial real estate and commercial and industrial loans that are classified as “special mention,” meaning that these loans have potential weaknesses that deserve management’s close attention. These loans are not adversely classified according to regulatory classifications and do not expose the Company to sufficient risk to warrant adverse classification. These loans have been considered in management’s determination of our allowance for loan losses. As of September 30, 2011, there was an aggregate of $23.7 million of these potential problem loans, compared to $3.5 million at December 31, 2010. Of the $23.7 million, $22.0 million is comprised of five commercial real estate loans that were not delinquent at September 30, 2011, but are being monitored due to circumstances such as a decline in the occupancy rate or debt service coverage. Two of these loans, totaling $7.0 million, were downgraded to “special mention” during the third quarter of 2011.
Classified Assets. Loans and other assets, such as securities and foreclosed assets, that are considered by management to be of lesser quality, are classified as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses of those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. At September 30, 2011, there were $4.4 million of substandard loans that were performing and were not considered impaired; $1.9 million of these loans are one- to four- family and home equity/home improvement loans that are classified due to the borrower filing for bankruptcy.
We regularly review the problem assets in our portfolio to determine whether any assets require classification. The total amount classified represented 5.9% of our equity capital and 0.75% of our assets at September 30, 2011, compared to 5.4% of our equity capital and 0.73% of our assets at December 31, 2010. The aggregate amount of classified assets at the dates indicated was as follows:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Loss	$—	$—
Doubtful	5,434	4,185
Substandard	18,701	17,410

Total	$24,135	$21,595

Securities. Our securities portfolio increased by $45.2 million, or 3.9%, to $1.20 billion at September 30, 2011, from $1.15 billion at December 31, 2010. The increase in our securities portfolio was funded by increased deposit volume. During the nine months ended September 30, 2011, $313.4 million of securities purchased was partially offset by proceeds from securities sales totaling $93.0 million and maturities and paydowns totaling $178.8 million. The purchases consisted of $129.2 million of securities deemed available for sale and $184.2 million of securities that were recorded as held to maturity, resulting in a $61.5 million reduction in available for sale securities and a $106.7 million increase in held to maturity securities. The classification of these purchased securities was determined in accordance with ASC 320-10. The available for sale securities purchased consisted of floating rate U.S. government agency collateralized mortgage obligations and fixed rate agency mortgage backed securities. The held to maturity securities purchased consisted of fixed and adjustable rate government and agency mortgage backed securities, fixed rate government and agency collateralized mortgage obligations, and ascending rate government and agency collateralized mortgage obligations. This mix was determined due to its strong cash flow characteristics in various interest rate environments.

In February 2011, the Company sold 17 mortgage-backed securities and six collateralized mortgage obligations at a face value totaling $89.0 million, which resulted in a pre-tax gain on sale of $3.4 million. These securities had a fair value of $99.8 million and an amortized cost of $96.0 million at December 31, 2010. The securities sale, along with the securities purchased with sales proceeds, was part of an asset/liability management strategy to lower asset duration and better position the Company for a rise in market interest rates. The proceeds from the sale were reinvested into government agency floaters, which are securities with coupons that adjust monthly at a positive spread to the one month London Interbank Offered Rate (“LIBOR”). Since the coupon rate adjusts monthly, these securities have a duration of less than one month and better position us for upward movement in the interest rate cycle because if interest rates rise, the coupons on these securities will increase as well.
Deposits. Total deposits increased by $56.1 million, or 2.8%, to $2.07 billion at September 30, 2011, from $2.02 billion at December 31, 2010.

	September 30,	December 31,	Dollar	Percent
	2011	2010	Change	Change
	(Dollars in thousands)
Non-interest-bearing demand	$207,940	$201,998	$5,942	2.9%
Interest-bearing demand	496,269	438,719	57,550	13.1
Savings	155,476	148,399	7,077	4.8
Money Market	596,561	554,261	42,300	7.6
IRA	10,201	9,251	950	10.3
Time	607,180	664,922	(57,742)	(8.7)

Total deposits	$2,073,627	$2,017,550	$56,077	2.8%

The increase in deposits was primarily attributable to a $57.6 million, or 13.1%, increase in interest-bearing demand deposits, principally in our Absolute Checking product which increased by $59.8 million during the nine months ended September 30, 2011. Effective September 1, 2011, the Absolute Checking annual percentage yield (APY) was reduced from 4.0% to 3.0% APY on account balances up to $25,000 if certain conditions are met. These conditions include using direct deposit or online bill pay, receiving statements online and having at least 15 Visa Check Card transactions per month for purchases. Absolute Checking encourages relationship accounts with required electronic transactions that are intended to reduce the expense of maintaining this product. At September 30, 2011, 55% of Absolute Checking account holders met the requirements to earn the 3.0% APY. Since Absolute Checking was introduced in May 2008, the balance has increased $436.5 million, from $5.4 million at the product’s inception to $441.9 million at September 2011. At September 30, 2011, the rate paid was 0.30% for balances between $25,001 to $100,000 and 0.03% for balances above $100,000 and for non-qualifying accounts. The average rate paid on Absolute Checking accounts during the nine months ended September 30, 2011 was 2.14%, compared to 2.90% for the nine months ended September 30, 2010.
Money market balances increased by $42.3 million, or 7.6%, with $25.6 million of this increase attributable to our new Insured Cash Sweep money market product, through which customer funds are swept from a transaction account at the Company into money market accounts at multiple banks to allow access to FDIC insurance coverage through multiple accounts. Time balances decreased by $57.7 million, or 8.7%, primarily due to an $82.6 million decline in public funds certificates, as these certificates matured and were placed into more liquid assets.

Borrowings. FHLB advances, net of a $4.5 million restructuring prepayment penalty, increased by $210.6 million, or 45.7%, from $461.2 million at December 31, 2010, to $671.8 million at September 30, 2011. The increase was primarily due to funding needs for the Warehouse Purchase Program, as the balance of loans in the Program increased by $202.9 million from December 31, 2010. The Company has made a strategic decision to fund a portion of Warehouse Purchase Program balances, which are typically on the Company’s books for less than 30 days, with short-term advances. At September 30, 2011, the Company had short-term FHLB advances totaling $372.0 million that are due to mature in 30 days or less with a weighted average rate of 0.09%.
At September 30, 2011, the Company was eligible to borrow an additional $1.34 billion from the FHLB. Additionally, the Company has sufficient collateral to borrow $35.1 million from the Federal Reserve Bank discount window and has three available federal funds lines of credit with other financial institutions totaling $76.0 million.
In October 2011, the Company prepaid the four promissory notes for unsecured loans totaling $10 million obtained from four local, private investors in October 2009. The notes could not be prepaid by the Company during the first two years of the loan term, but thereafter could be prepaid in whole or in part at any time without fee or penalty. Each of the four promissory notes had an interest rate of 6% per annum.
Shareholders’ Equity. Total shareholders’ equity increased by $10.1 million, or 2.5%, from $396.6 million at December 31, 2010, to $406.7 million at September 30, 2011.

	September 30,	December 31,	Dollar	Percent
	2011	2010	Change	Change
	(Dollars in thousands)
Common stock	$342	$349	$(7)	(2.0%)
Additional paid-in capital	284,974	289,591	(4,617)	(1.6)
Retained earnings	136,454	125,125	11,329	9.1
Accumulated other comprehensive income	4,665	2,373	2,292	96.6
Unearned ESOP shares	(19,749)	(20,849)	1,100	5.3

Total shareholders’ equity	$406,686	$396,589	$10,097	2.5%

The increase in shareholders’ equity was primarily due to net income of $16.6 million recognized during the nine months ended September 30, 2011, which was partially offset by the payment of three quarterly dividends totaling $0.15 per common share. These dividends reduced retained earnings by $5.2 million during the nine months ended September 30, 2011. On August 26, 2011, the Company announced its intention to repurchase up to 5% of its total common shares outstanding, or approximately 1,741,975 shares of its common stock in the open market, at prevailing market prices, over a period beginning on August 30, 2011, continuing until the earlier of the completion of the repurchase or the next twelve months, depending upon market conditions. At September 30, 2011, 577,000 shares had been repurchased by the Company at an average price of $11.70, resulting in reductions in common stock and additional paid-in capital.
Comparison of Results of Operations for the Three Months Ended September 30, 2011 and 2010
General. Net income for the three months ended September 30, 2011, was $5.1 million, a decrease of $265,000, or 4.9%, from net income of $5.4 million for the three months ended September 30, 2010. The decrease in net income was primarily due to lower non-interest income, which was driven by a $2.0 million reduction in the net gain on sale of mortgage loans. The decrease was partially offset by higher net interest income and reductions in the provision for loan losses and noninterest expense. Our basic and diluted earnings per share for the three months ended September 30, 2011, was $0.16, a $0.01 decrease from $0.17 for the three months ended September 30, 2010.

Interest Income. Interest income decreased by $1.1 million, or 3.6%, from $30.1 million for the three months ended September 30, 2010, to $29.0 million for the three months ended September 30, 2011.

	Three Months Ended
	September 30,		Dollar	Percent
	2011	2010	Change	Change
	(Dollars in thousands)
Interest and dividend income
Loans, including fees	$21,838	$22,953	$(1,115)	(4.9%)
Securities	7,106	7,066	40	0.6
Interest-bearing deposits in other financial institutions	44	67	(23)	(34.3)
FHLB stock	18	15	3	20.0

	$29,006	$30,101	$(1,095)	(3.6%)

The decrease in interest income was driven by a $1.1 million, or 4.9%, decrease in the interest income earned on loans, which was primarily attributable to a reduction in the volume and rate earned on Warehouse Purchase Program loans. The average balance of Warehouse Purchase Program loans decreased by $27.9 million from the three months ended September 30, 2010, compared to the same period this year. Also, the rate earned on Warehouse Purchase Program loans decreased by 55 basis points, from 4.91% for the third quarter of 2010 to 4.36% for the third quarter in 2011. Declines in the interest earned on loans held for sale, one- to four-family mortgages, home equity/home improvement loans and consumer loans were partially offset by a $593,000 increase in the interest earned on commercial real estate loans. Although the rate earned on commercial real estate loans declined by 11 basis points during the quarter ended September 30, 2011, compared to the same period in 2010, as new volume in 2011 had lower rates than loans being paid off, the average balance of commercial real estate loans increased by $43.3 million. Interest earned on commercial and industrial loans increased by $93,000 due to a $7.1 million increase in volume during the quarter ended September 30, 2011, compared to the same period last year.
Interest Expense. Interest expense decreased by $3.1 million, or 26.4%, from $11.6 million for the three months ended September 30, 2010, to $8.5 million for the three months ended September 30, 2011.

	Three Months Ended
	September 30,		Dollar	Percent
	2011	2010	Change	Change
	(Dollars in thousands)
Interest expense
Deposits	$5,702	$8,316	$(2,614)	(31.4%)
FHLB advances	2,467	2,910	(443)	(15.2)
Repurchase agreement	206	205	1	—
Other borrowings	152	151	1	—

	$8,527	$11,582	$(3,055)	(26.4%)

The decrease was primarily caused by a $2.6 million, or 31.4%, decrease in the interest expense paid on deposits. Although the average balance of interest-bearing demand, savings and money market accounts increased during the three months ended September 30, 2011, compared to the same time last year, lower rates paid on all deposit categories and a decrease in the average balance of time deposits offset the increase in all other balances. Interest expense paid on Absolute Checking decreased by $607,000 during the three months ended September 30, 2011, compared to the same period last year, due to gradual rate reductions throughout the past year. Effective on September 1, 2011, interest was paid on Absolute Checking balances at 3.00% APY on balances up to $25,000, 0.30% for balances between $25,001 to $100,000 and 0.03% on balances greater than $100,000 and non-qualifying accounts, compared to 4.00% APY on balances up to $50,000, 0.95% on balances between $50,001 and $100,000 and 0.04% on balances greater than $100,000 and non-qualifying accounts in September 2010. Also, over the past year the Company has decreased the rate paid on certain money market accounts from a range of 0.95% to 5.50% at September 30, 2010, to a range of 0.30% to 1.25% at September 30, 2011.

Interest expense on FHLB advances decreased by $443,000, or 15.2%, as the average rate paid on borrowings decreased by 98 basis points, from 3.44% for the quarter ended September 30, 2010, to 2.46% for the same period in 2011. In November 2010, $91.6 million in fixed-rate FHLB advances were modified. These advances, which had a weighted average rate of 4.15%, were prepaid and restructured with $91.6 million of new, lower-cost FHLB advances with a weighted average rate of 1.79%, which contributed to the reduction in interest expense paid on FHLB advances. The average rate paid on borrowings was further impacted by the strategic decision to fund a portion of the Warehouse Purchase Program loans with short-term advances. At September 30, 2011, the Company had short-term advances totaling $372.0 million that are due to mature in 30 days or less with a weighted average rate of 0.09%. Overall, the cost of interest-bearing liabilities decreased 68 basis points, from 2.14% for the three months ended September 30, 2010, to 1.46% for the three months ended September 30, 2011.
Net Interest Income. Net interest income increased by $2.0 million, or 10.6%, to $20.5 million for the three months ended September 30, 2011, from $18.5 million for the three months ended September 30, 2010. The net interest rate spread increased 18 basis points to 2.60% for the three months ended September 30, 2011, from 2.42% for the same period last year. The net interest margin increased six basis points to 2.87% for the three months ended September 30, 2011, from 2.81% for the same period last year. The increase in the net interest rate spread and margin was primarily attributable to lower deposit and borrowing rates.

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

	Three Months Ended September 30,
	2011			2010
	Average			Average
	Outstanding	Interest		Outstanding	Interest
	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
One- to four- family real estate	$381,322	$5,047	5.29%	$382,238	$5,295	5.54%
Warehouse Purchase Program loans held for sale	395,711	4,310	4.36	423,567	5,195	4.91
ViewPoint Mortgage loans held for sale	21,213	230	4.34	49,883	557	4.47
Commercial real estate	524,516	8,660	6.60	481,178	8,067	6.71
Home equity/home improvement	141,483	2,019	5.71	135,776	2,026	5.97
Consumer	51,246	875	6.83	76,978	1,209	6.28
Commercial and industrial	43,806	697	6.36	36,738	604	6.58
Less: deferred fees and allowance for loan loss	(16,135)	—	—	(14,926)	—	—

Loans receivable [1]	1,543,162	21,838	5.66	1,571,432	22,953	5.84
Agency mortgage-backed securities	463,480	3,233	2.79	490,285	3,789	3.09
Agency collateralized mortgage obligations	695,367	3,336	1.92	364,323	2,336	2.56
Investment securities	59,577	537	3.61	110,858	941	3.40
FHLB stock	19,429	18	0.37	16,032	15	0.37
Interest-earning deposit accounts	73,236	44	0.24	87,549	67	0.31

Total interest-earning assets	2,854,251	29,006	4.06	2,640,479	30,101	4.56

Non-interest-earning assets	128,364			203,688

Total assets	$2,982,615			$2,844,167

Interest-bearing liabilities:
Interest-bearing demand	$484,926	2,155	1.78	$419,770	2,781	2.65
Savings and money market	753,252	871	0.46	724,333	2,407	1.33
Time	634,754	2,676	1.69	641,021	3,128	1.95
Borrowings	458,620	2,825	2.46	379,422	3,266	3.44

Total interest-bearing liabilities	2,331,552	8,527	1.46	2,164,546	11,582	2.14

Non-interest-bearing checking	193,725			187,639

Non-interest-bearing liabilities	47,260			75,317

Total liabilities	2,572,537			2,427,502

Total shareholders’ equity	410,078			416,665

Total liabilities and shareholders’ equity	$2,982,615			$2,844,167

Net interest income and margin		$20,479	2.87%		$18,519	2.81%

Net interest income and margin (tax-equivalent basis)[2]		$20,653	2.89%		$18,669	2.83%

Net interest rate spread			2.60%			2.42%
Net earning assets	$522,699			$475,933

Average interest-earning assets to average interest-bearing liabilities	122.42%			121.99%

[1]
Calculated net of deferred fees, loan discounts, loans in process and allowance for loan losses. Construction loans have been included in the one- to four- family and commercial real estate line items, as appropriate.

[2]
In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for 2011 and 2010. Tax-exempt investments and loans had average balances of $52.6 million and $44.3 million for the three months ended September 30, 2011 and 2010, respectively.

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

	Three Months Ended September 30,
	2011 versus 2010
	Increase (Decrease) Due to
			Total
			Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
One- to four- family real estate	$(13)	$(235)	$(248)
Warehouse Purchase Program loans held for sale	(327)	(558)	(885)
ViewPoint Mortgage loans held for sale	(311)	(16)	(327)
Commercial real estate	717	(124)	593
Home equity/home improvement	83	(90)	(7)
Consumer	(432)	98	(334)
Commercial and industrial	113	(20)	93

Loans receivable	(170)	(945)	(1,115)
Agency mortgage-backed securities	(200)	(356)	(556)
Agency collateralized mortgage obligations	1,704	(704)	1,000
Investment securities	(459)	55	(404)
FHLB stock	3	—	3
Interest-earning deposit accounts	(10)	(13)	(23)

Total interest-earning assets	868	(1,963)	(1,095)

Interest-bearing liabilities:
Interest-bearing demand	386	(1,012)	(626)
Savings and money market	92	(1,628)	(1,536)
Time	(30)	(422)	(452)
Borrowings	600	(1,041)	(441)

Total interest-bearing liabilities	1,048	(4,103)	(3,055)

Net interest income	$(180)	$2,140	$1,960

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
The provision for loan losses was $581,000 for the three months ended September 30, 2011, a decrease of $175,000, or 23.1%, from the three months ended September 30, 2010. The balance of the allowance for loan losses increased by $1.9 million from September 30, 2010, to September 30, 2011, as management increased qualitative factors due to the continued weak economic conditions. Despite these trends, the Company has not seen an increase in charge-offs, as net charge-offs declined by $275,000 during the third quarter of 2011 compared to the same period last year.

Non-interest Income. Non-interest income decreased by $2.9 million, or 31.4%, from $9.1 million for the three months ended September 30, 2010, to $6.2 million for the three months ended September 30, 2011.

	Three Months Ended
	September 30,		Dollar	Percent
	2011	2010	Change	Change
	(Dollars in thousands)
Non-interest income
Service charges and fees	$4,659	$4,694	$(35)	(0.7%)
Other charges and fees	144	171	(27)	(15.8)
Net gain on sale of mortgage loans	1,710	3,697	(1,987)	(53.7)
Bank-owned life insurance income	118	135	(17)	(12.6)
Loss on sale and disposition of assets	(533)	(24)	(509)	(2,120.8)
Other	109	381	(272)	(71.4)

	$6,207	$9,054	$(2,847)	(31.4%)

The decrease in non-interest income was primarily due to a $2.0 million, or 53.7%, decline in the net gain on sale of mortgage loans, as VPM sold $62.2 million in loans to outside investors during the three months ended September 30, 2011, compared to $107.0 million during the same period in 2010. The decrease in sales can be attributed to the lower volume of one- to four-family loan originations in the third quarter of 2011 compared to the volume experienced during the same period last year.
Loss on sale and disposition of assets increased by $509,000 during the three months ended September 30, 2011, compared to the same period in 2010, primarily due to value declines related to a commercial real estate foreclosed asset. In addition, non-sufficient funds fees declined by $493,000 caused by lower volume, partially offset by a $229,000 increase in debit card income due to increased debit card usage and a $99,000 increase in commercial fee income, which resulted from a pre-payment penalty on a $4.9 million commercial real estate loan.
Non-interest Expense. Non-interest expense decreased by $133,000, or 0.7%, from $18.7 million for the three months ended September 30, 2010, to $18.6 million for the three months ended September 30, 2011.

	Three Months Ended
	September 30,		Dollar	Percent
	2011	2010	Change	Change
	(Dollars in thousands)
Non-interest expense
Salaries and employee benefits	$11,751	$11,843	$(92)	(0.8%)
Advertising	351	280	71	25.4
Occupancy and equipment	1,511	1,520	(9)	(0.6)
Outside professional services	769	648	121	18.7
Regulatory assessments	409	819	(410)	(50.1)
Data processing	1,168	1,036	132	12.7
Office operations	1,521	1,458	63	4.3
Other	1,087	1,096	(9)	(0.8)

	$18,567	$18,700	$(133)	(0.7%)

The decrease in non-interest expense was primarily due to a $410,000, or 50.1%, decline in regulatory assessments, due to the new FDIC fee structure, which uses assets less Tier One capital as an assessment base and resulted in a lower rate. Outside professional services expense increased primarily due to an accrual for the settlement and estimated legal expenses related to litigation. The accrual is attributable to expenses related to a class action lawsuit alleging that the Company, the Bank and VPM improperly classified VPM’s mortgage loan officers as exempt employees under the FLSA, and thereby failed to properly compensate them for overtime. At a mediation in September 2011 and without admitting liability, the parties agreed to settle the matter for $350,000. A $132,000 increase in data processing expense was primarily attributable to increased software license renewal costs.
Partially offsetting these increases was a $92,000 decrease in salaries and employee benefits expense, as the Company paid $820,000 less in bonuses during the third quarter of 2011 compared to the same period in 2010, which was partially offset by a $656,000 increase in salary expense primarily due to higher average merit increases and staffing increases, as well as new community bank offices opened in Carrollton and Flower Mound. Over the past year, we continued to hire new community bank presidents with experience in commercial and industrial lending, as well as additional compliance and back-office staff to assist in meeting our business strategies and to comply with increased regulatory requirements. The decline in bonus expense is due to a reduction in the payment of variable incentives that are tied to mortgage production; this decrease offsets the decline in the net gain on sale of mortgage loans.

Income Tax Expense. During the three months ended September 30, 2011, we recognized income tax expense of $2.4 million on our pre-tax income, which was an effective tax rate of 31.8%, compared to income tax expense of $2.7 million for the three months ended September 30, 2010, which was an effective tax rate of 33.4%. The decrease in the effective tax rate was primarily due to various immaterial adjustments to income tax expense recorded during the period.
Comparison of Results of Operations for the Nine months Ended September 30, 2011 and 2010
General. Net income for the nine months ended September 30, 2011, was $16.6 million, an increase of $5.3 million, or 46.4%, from net income of $11.3 million for the nine months ended September 30, 2010. Net income for the nine months ended September 30, 2011, included a $2.2 million net of tax gain on the sale of available for sale securities. The increase in net income was driven by higher net interest income, the gain on sale of securities and a lower provision for loan losses and was partially offset by a $4.0 million decline in the net gain on sales of loans and a $1.5 million increase in noninterest expense. Our basic and diluted earnings per share for the nine months ended September 30, 2011, was $0.51, a $0.13 increase from $0.38 for the nine months ended September 30, 2010.
Interest Income. Interest income increased by $860,000, or 1.0%, from $84.0 million for the nine months ended September 30, 2010, to $84.9 million for the nine months ended September 30, 2011.

	Nine Months Ended
	September 30,		Dollar	Percent
	2011	2010	Change	Change
	(Dollars in thousands)
Interest and dividend income
Loans, including fees	$63,132	$64,921	$(1,789)	(2.8%)
Securities	21,559	18,715	2,844	15.2
Interest-bearing deposits in other financial institutions	144	344	(200)	(58.1)
FHLB stock	52	47	5	10.6

	$84,887	$84,027	$860	1.0%

The increase in interest income was driven by a $2.8 million, or 15.2%, increase in the interest income earned on securities, which was primarily attributable to a $4.1 million increase in the interest earned on agency collateralized mortgage obligations. Although the average rate on collateralized mortgage obligations declined by 58 basis points from the nine months ended September 30, 2010, compared to the same period in 2011, the average balance increased by $364.8 million. This increase in interest income from securities was partially offset by a $1.8 million decline in interest income earned from loans. The average balance of Warehouse Purchase Program loans decreased by $12.6 million from the nine months ended September 30, 2010, to the same period this year. Also, the rate earned on Warehouse Purchase Program loans decreased by 36 basis points, from 4.89% for the nine months ended September 30, 2010 to 4.53% for the nine months ended September 30, 2011. Declines in the interest earned on loans held for sale, one-to four-family mortgages and consumer loans were partially offset by a $1.9 million increase in the interest earned on commercial real estate loans. The average balance of commercial real estate loans increased by $35.6 million during the nine months ended September 30, 2011, compared to the same period last year, and the average rate increased by three basis points. Interest earned on commercial and industrial loans increased by $310,000 due to a $5.4 million increase in volume and a 17 basis point increase in average rate during the nine months ended September 30, 2011, compared to the same period last year. Overall, the yield on interest-earning assets for the nine months ended September 30, 2011, decreased by 47 basis points, from 4.59% for the nine months ended September 30, 2010, to 4.12%.

Interest Expense. Interest expense decreased by $7.5 million, or 22.1%, from $34.0 million for the nine months ended September 30, 2010, to $26.5 million for the nine months ended September 30, 2011.

	Nine Months Ended
	September 30,		Dollar	Percent
	2011	2010	Change	Change
	(Dollars in thousands)
Interest expense
Deposits	$18,045	$23,834	$(5,789)	(24.3%)
FHLB advances	7,360	9,071	(1,711)	(18.9)
Repurchase agreement	611	610	1	—
Other borrowings	450	449	1	—

	$26,466	$33,964	$(7,498)	(22.1%)

The decrease was primarily caused by a $5.8 million, or 24.3%, decrease in the interest expense paid on deposits. Although volume increased in interest-bearing demand, savings and money market accounts and remained relatively constant in time deposits during the nine months ended September 30, 2011, compared to the same time last year, lower rates paid on all deposit categories offset the increase in balances. Interest expense paid on Absolute Checking only increased by $92,000 during the nine months ended September 30, 2011, compared to the same period last year, although the average balance in this product increased by $111.6 million. Interest cost on this product was reduced through gradual rate reductions throughout the past year. Effective on September 1, 2011, interest was paid on Absolute Checking balances at 3.00% APY on balances up to $25,000, 0.30% for balances between $25,001 to $100,000 and 0.03% on balances greater than $100,000 and non-qualifying accounts, compared to 4.00% APY on balances up to $50,000, 0.95% on balances between $50,001 and $100,000 and 0.04% on balances greater than $100,000 and non-qualifying accounts in September 2010. Also, over the past year, the Company has decreased the rate paid on certain money market accounts from a range of 0.95% to 5.50% at September 30, 2010 to a range of 0.30% to 1.25% at September 30, 2011.
Interest expense on FHLB advances decreased by $1.7 million, or 18.9%, as the average rate paid on borrowings decreased by 90 basis points, from 3.72% for the nine months ended September 30, 2010, to 2.82% for the same period in 2011. In November 2010, $91.6 million in fixed-rate FHLB advances were modified. These advances, which had a weighted average rate of 4.15%, were prepaid and restructured with $91.6 million of new, lower-cost FHLB advances with a weighted average rate of 1.79%, which contributed to the reduction in interest expense paid on FHLB advances. The average rate paid on borrowings was further impacted by the strategic decision to fund a portion of the Warehouse Purchase Program loans with short-term advances. Overall, the cost of interest-bearing liabilities decreased 60 basis points, from 2.17% for the nine months ended September 30, 2010, to 1.57% for the nine months ended September 30, 2011.
Net Interest Income. Net interest income increased by $8.3 million, or 16.7%, to $58.4 million for the nine months ended September 30, 2011, from $50.1 million for the nine months ended September 30, 2010. The net interest rate spread increased 13 basis points to 2.55% for the nine months ended September 30, 2011, from 2.42% for the same period last year. The net interest margin increased ten basis points to 2.84% for the nine months ended September 30, 2011, from 2.74% for the same period last year. The increase in the net interest rate spread and margin was primarily attributable to lower deposit and borrowing rates.

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

	Nine Months Ended September 30,
	2011			2010
	Average			Average
	Outstanding	Interest		Outstanding	Interest
	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
One- to four- family real estate	$379,074	$15,198	5.35%	$392,530	$16,303	5.54%
Warehouse Purchase Program loans held for sale	317,630	10,801	4.53	330,197	12,115	4.89
ViewPoint Mortgage loans held for sale	21,744	835	5.12	39,041	1,370	4.68
Commercial real estate	504,343	25,424	6.72	468,749	23,522	6.69
Home equity/home improvement	140,953	6,089	5.76	131,511	5,998	6.08
Consumer	55,946	2,794	6.66	83,752	3,932	6.26
Commercial and industrial	40,676	1,991	6.53	35,229	1,681	6.36
Less: deferred fees and allowance for loan loss	(15,543)	—	—	(14,056)	—	—

Loans receivable [1]	1,444,823	63,132	5.83	1,466,953	64,921	5.90
Agency mortgage-backed securities	468,553	9,796	2.79	447,733	10,148	3.02
Agency collateralized mortgage obligations	677,082	10,064	1.98	312,331	5,993	2.56
Investment securities	63,437	1,699	3.57	101,986	2,574	3.37
FHLB stock	16,932	52	0.41	15,322	47	0.41
Interest-earning deposit accounts	76,170	144	0.25	94,213	344	0.49

Total interest-earning assets	2,746,997	84,887	4.12	2,438,538	84,027	4.59

Non-interest-earning assets	137,055			162,444

Total assets	$2,884,052			$2,600,982

Interest-bearing liabilities:
Interest-bearing demand	$464,261	6,623	1.90	$353,841	6,590	2.48
Savings and money market	731,869	2,901	0.53	716,254	7,472	1.39
Time	650,843	8,521	1.75	653,312	9,772	1.99
Borrowings	397,658	8,421	2.82	362,905	10,130	3.72

Total interest-bearing liabilities	2,244,631	26,466	1.57	2,086,312	33,964	2.17

Non-interest-bearing checking	192,184			181,705

Non-interest-bearing liabilities	38,257			52,407

Total liabilities	2,475,072			2,320,424

Total shareholders’ equity	408,980			280,558

Total liabilities and shareholders’ equity	$2,884,052			$2,600,982

Net interest income and margin		$58,421	2.84%		$50,063	2.74%

Net interest income and margin (tax-equivalent basis)[2]		$58,944	2.86%		$50,457	2.76%

Net interest rate spread			2.55%			2.42%
Net earning assets	$502,366			$352,226

Average interest-earning assets to average interest-bearing liabilities	122.38%			116.88%

[1]
Calculated net of deferred fees, loan discounts, loans in process and allowance for loan losses. Construction loans have been included in the one- to four- family and commercial real estate line items, as appropriate.

[2]
In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for 2011 and 2010. Tax-exempt investments and loans had average balances of $52.7 million and $38.8 million for the nine months ended September 30, 2011 and 2010, respectively.

Rate/Volume Analysis
The following schedule presents the dollar amount of changes in interest income and interest expense for major components of interest earning assets and interest-bearing liabilities. It distinguishes between the changes related to outstanding balances and those due to changes in interest rates. The change in interest attributable to rate has been determined by applying the change in rate between periods to average balances outstanding in the prior period. The change in interest due to volume has been determined by applying the rate from the earlier period to the change in average balances outstanding between periods. Changes attributable to both rate and volume which cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Nine Months Ended September 30,
	2011 versus 2010
	Increase (Decrease) Due to
			Total
			Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
One- to four- family real estate	$(549)	$(556)	$(1,105)
Warehouse Purchase Program loans held for sale	(450)	(864)	(1,314)
ViewPoint Mortgage loans held for sale	(654)	119	(535)
Commercial real estate	1,794	108	1,902
Home equity/home improvement	418	(327)	91
Consumer	(1,375)	237	(1,138)
Commercial and industrial	266	44	310

Loans receivable	(550)	(1,239)	(1,789)
Agency mortgage-backed securities	458	(810)	(352)
Agency collateralized mortgage obligations	5,677	(1,606)	4,071
Investment securities	(1,024)	149	(875)
FHLB stock	5	—	5
Interest-earning deposit accounts	(57)	(143)	(200)

Total interest-earning assets	4,509	(3,649)	860

Interest-bearing liabilities:
Interest-bearing demand	1,781	(1,748)	33
Savings and money market	159	(4,730)	(4,571)
Time	(37)	(1,214)	(1,251)
Borrowings	904	(2,613)	(1,709)

Total interest-bearing liabilities	2,807	(10,305)	(7,498)

Net interest income	$1,702	$6,656	$8,358

Provision for Loan Losses. The provision for loan losses was $2.7 million for the nine months ended September 30, 2011, a decrease of $1.0 million, or 27.7%, from the nine months ended September 30, 2010. The balance of the allowance for loan losses increased by $1.9 million from September 30, 2010, to September 30, 2011, as management increased qualitative factors due to the continued weak economic conditions. Despite these trends, the Company has not seen an increase in charge-offs, as net charge-offs declined by $456,000 during the nine months ended September 30, 2011, compared to the same period last year.

Non-interest Income. Non-interest income decreased by $469,000, or 1.9%, from $24.8 million for the nine months ended September 30, 2010, to $24.3 million for the nine months ended September 30, 2011.

	Nine Months Ended
	September 30,		Dollar	Percent
	2011	2010	Change	Change
	(Dollars in thousands)
Non-interest income
Service charges and fees	$14,027	$13,838	$189	1.4%
Other charges and fees	544	509	35	6.9
Net gain on sale of mortgage loans	5,538	9,517	(3,979)	(41.8)
Bank-owned life insurance income	403	305	98	32.1
Gain on sale of available for sale securities	3,415	—	3,415	N/M
Loss on sale and disposition of assets	(749)	(365)	(384)	(105.2)
Impairment of goodwill	(271)	—	(271)	—
Other	1,403	975	428	43.9

	$24,310	$24,779	$(469)	(1.9%)

The decrease in non-interest income was primarily due to a $4.0 million, or 41.8%, decline in the net gain on sale of mortgage loans, as VPM sold $197.7 million in loans to outside investors during the nine months ended September 30, 2011, compared to $288.0 million during the same period in 2010. The decrease in sales can be attributed to the lower volume of one- to four-family loan originations in 2011 compared to the volume experienced during the prior year. This decline in non-interest income was partially offset by a $3.4 million gain on the sale of 17 mortgage-backed securities and six collateralized mortgage obligations in February 2011.
In June 2011, the Company impaired its goodwill by $271,000, reducing the goodwill balance from $1.1 million at December 31, 2010, to $818,000 at September 30, 2011. The goodwill resulted from the Bank’s 2007 purchase of the assets of Bankers Financial Mortgage Group, Ltd (now VPM). Due to the downturn in mortgage market conditions, reduced earnings and loan production personnel changes, the Company performed an evaluation of its goodwill outside of the normal annual review cycle. This evaluation showed a $271,000 excess of carrying value of the goodwill over its fair value.
Loss on sale and disposition of assets increased by $384,000 primarily due to value declines related to a commercial real estate foreclosed asset. In addition, non-sufficient funds fees declined by $1.3 million caused by lower volume, offset by a $969,000 increase in debit card income, a $579,000 increase in commercial fee income, which resulted from pre-payment penalties on commercial real estate loans, and a $142,000 increase in Warehouse Purchase Program fees. Other non-interest income increased by $428,000 primarily due to an $798,000 increase in the value of equity investments in two community development-oriented venture capital funds used for Community Reinvestment Act purposes.
Non-interest Expense. Non-interest expense increased by $1.5 million, or 2.7%, from $54.2 million for the nine months ended September 30, 2010, to $55.7 million for the nine months ended September 30, 2011.

	Nine Months Ended
	September 30,		Dollar	Percent
	2011	2010	Change	Change
	(Dollars in thousands)
Non-interest expense
Salaries and employee benefits	$35,147	$34,476	$671	1.9%
Advertising	1,217	878	339	38.6
Occupancy and equipment	4,333	4,467	(134)	(3.0)
Outside professional services	2,126	1,591	535	33.6
Regulatory assessments	1,866	2,409	(543)	(22.5)
Data processing	3,366	3,081	285	9.3
Office operations	4,452	4,337	115	2.7
Other	3,189	2,980	209	7.0

	$55,696	$54,219	$1,477	2.7%

The increase in non-interest expense was primarily due to a $671,000, or 1.9%, increase in salaries and employee benefits expense during the nine months ended September 30, 2011, compared to the same period in 2010, which increased primarily due to higher average merit increases and staffing increases, as well as new community bank offices opened in Carrollton and Flower Mound. A staff reduction at VPM due to the decline in loan production offset salary increases by $336,000. Over the past year, we continued to hire new community bank presidents with experience in commercial and industrial lending, as well as additional compliance and back-office staff to assist in meeting our business strategies and to comply with increased regulatory requirements. Additionally, ESOP expense increased by $600,000 due to the shares purchased by the ESOP in the Conversion on July 6, 2010.
Outside professional services expense increased by $535,000, or 33.6%, during the first nine months of 2011 compared to the first nine months of 2010, primarily due to settlement and estimated legal expenses related to litigation. The majority is attributable to expenses related to a class action lawsuit alleging that the Company, the Bank and VPM improperly classified VPM’s mortgage loan officers as exempt employees under the FLSA, and thereby failed to properly compensate them for overtime. At a mediation in September 2011 and without admitting liability, the parties agreed to settle the matter for $350,000. These increases were partially offset by a $543,000 reduction in regulatory assessments due to the new FDIC fee structure, which uses assets less Tier One capital as an assessment base and resulted in a lower rate.
Income Tax Expense. During the nine months ended September 30, 2011, we recognized income tax expense of $7.7 million on our pre-tax income, which was an effective tax rate of 31.9%, compared to income tax expense of $5.5 million for the nine months ended September 30, 2010, which was an effective tax rate of 32.8%. The decline in the effective tax rate was primarily due to various immaterial adjustments to income tax expense recorded during the period.
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
In addition to the primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of September 30, 2011, the Company had an additional borrowing capacity of $1.34 billion with the FHLB. The Company may also use the discount window at the Federal Reserve Bank as a source of short-term funding. Federal Reserve Bank borrowing capacity varies based upon collateral pledged to the discount window line. As of September 30, 2011, collateral pledged had a market value of $35.1 million. Also, at September 30, 2011, the Company had $76.0 million in federal funds lines of credit available with other financial institutions.
As of September 30, 2011, the Company had classified 54.9% of its securities portfolio as available for sale, providing an additional source of liquidity. Management believes that because active markets exist and our securities portfolio is of high quality, our available for sale securities are marketable. In addition, we have historically sold mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity.
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

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and interest and principal on outstanding debt. The Company’s primary source of funds consists of the net proceeds retained by the Company from our initial public offering in 2006 and our 2010 Conversion and offering. We also have the ability to receive dividends or capital distributions from the Bank, although we are subject to regulatory limitations governing the ability of the Bank to pay dividends. At September 30, 2011, the Company (on an unconsolidated basis) had liquid assets of $78.7 million.
The Company uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits and fund withdrawals, and fund loan commitments. At September 30, 2011, the total approved but unfunded loan commitments (including Warehouse Purchase Program commitments) and unused lines of credit outstanding amounted to $371.9 million and $85.2 million, respectively, as compared to $395.8 million and $79.2 million, respectively, as of December 31, 2010. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Company. Certificates of deposit at September 30, 2011, scheduled to mature in one year or less totaled $460.0 million with a weighted average rate of 1.34%.
During the nine months ended September 30, 2011, cash and cash equivalents decreased by $14.5 million, or 21.1%, from $68.7 million as of December 31, 2010, to $54.2 million as of September 30, 2011. Cash provided by financing activities of $254.7 million was offset by cash used for operating activities of $156.2 million and cash used for investing activities of $113.0 million. Primary sources of cash for the nine months ended September 30, 2011, included proceeds from the sale of loans held for sale of $5.35 billion (primarily related to our Warehouse Purchase Program), proceeds from FHLB advances of $422.0 million, maturities, prepayments and calls of securities totaling $178.8 million and proceeds from the sale of securities of $93.0 million. Primary uses of cash for the nine months ended September 30, 2011, included loans originated or purchased for sale of $5.55 billion (primarily related to our Warehouse Purchase Program), purchases of securities totaling $313.4 million and repayments on FHLB advances of $211.5 million.
Please see Item 1A (Risk Factors) under Part 1 of the 2010 Form 10-K for information regarding liquidity risk.

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments
The following table presents our longer term, non-deposit related contractual obligations and commitments to extend credit to our borrowers, in the aggregate, by payment due dates (not including any interest amounts).

	September 30, 2011
	Less than	One through	Four through	After Five
	One Year	Three Years	Five Years	Years	Total
	(Dollars in thousands)
Contractual obligations:
FHLB advances (gross of restructuring prepayment penalty of $4,481)	$410,624	$84,504	$95,374	$85,740	$676,242
Repurchase agreement	—	—	—	25,000	25,000
Other borrowings	—	—	10,000	—	10,000
Operating leases (premises)	1,353	2,183	1,509	4,572	9,617

Total advances and operating leases	$411,977	$86,687	$106,883	$115,312	720,859

Off-balance sheet loan commitments: (1)
Undisbursed portions of loans closed	$41,082	$—	$—	$—	41,082
Commitments to originate loans	114,092	—	—	—	114,092
Unused commitment on Warehouse Purchase Program loans	216,706	—	—	—	216,706
Unused lines of credit	85,169	—	—	—	85,169

Total loan commitments	$457,049	$—	$—	$—	457,049

Total contractual obligations and loan commitments					$1,177,908

(1)	Loans having no stated maturity are reported in the “Less than One Year” category
In addition, the Company had overdraft protection available in the amounts of $71.5 million and $72.4 million at September 30, 2011, and December 31, 2010, respectively.
Capital Resources
The Bank is subject to minimum capital requirements imposed by the OCC (and our predecessor regulator, the OTS). Consistent with our goal to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the capital categories of our regulators. Based on capital levels at September 30, 2011, and December 31, 2010, the Bank was considered to be well-capitalized.
At September 30, 2011, the Bank’s equity totaled $313.9 million. Management monitors the capital levels of the Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well-capitalized” institutions.
The Company’s equity totaled $406.7 million, or 12.6% of total assets, at September 30, 2011. The Company is not subject to any specific capital requirements; however, our regulators expect the Company to support the Bank, including providing additional capital to the Bank when appropriate.

At September 30, 2011 and December 31, 2010, actual and required capital levels and ratios were as follows for the Bank only:

					To Be Well-Capitalized
			Required for Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of September 30, 2011:

Total capital (to risk-weighted assets)	317,546	16.98%	149,628	8.00%	187,036	10.00%
Tier 1 (core) capital (to risk-weighted assets)	303,829	16.24%	74,814	4.00%	112,221	6.00%
Tier 1 (core) capital (to adjusted total assets)	303,829	9.43%	128,880	4.00%	161,100	5.00%

As of December 31, 2010:

Total capital (to risk-weighted assets)	298,739	18.42%	129,717	8.00%	162,147	10.00%
Tier 1 (core) capital (to risk-weighted assets)	285,494	17.61%	64,859	4.00%	97,288	6.00%
Tier 1 (core) capital (to adjusted total assets)	285,494	9.73%	117,320	4.00%	146,650	5.00%
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
As part of its efforts to monitor and manage interest rate risk, the Bank uses the economic value of equity (“EVE”) methodology adopted by the OCC as part of its capital regulations. In essence, this approach calculates the difference between the present value of expected cash flows from assets and liabilities. Management and the Board of Directors review EVE measurements at least quarterly to determine whether the Bank’s interest rate exposure is within the limits established by the Board of Directors.
The Bank’s asset/liability management strategy sets acceptable limits for the percentage change in EVE given changes in interest rates. For instantaneous, parallel, and sustained interest rate increases and decreases of 100 and 200 basis points, the Bank’s policy indicates that the EVE ratio should not fall below 7.00% and 6.00%, respectively, and for an increase of 300 basis points the EVE ratio should not fall below 5.00%. As illustrated in the tables below, the Bank was within policy limits for all scenarios tested. The tables presented below, as of September 30, 2011, and December 31, 2010, are internal analyses of our interest rate risk as measured by changes in EVE for instantaneous, parallel, and sustained shifts for all market rates and yield curves, in 100 basis point increments, up 300 basis points and down 200 basis points.

As illustrated in the tables below, our EVE would be negatively impacted by a parallel, instantaneous, and sustained increase in market rates. Such an increase in rates would negatively impact EVE as a result of the duration of assets, including fixed rate residential mortgage loans, extending longer than the duration of liabilities, primarily deposit accounts and FHLB borrowings. As interest rates rise, the market value of fixed rate loans declines due to higher discount rates and anticipated slowing loan prepayment rates.
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

September 30, 2011
Change in
Interest
Rates in
Basis				EVE
Points	Economic Value of Equity			Ratio %
	$ Amount	$ Change	% Change
(Dollars in Thousands)
400	385,884	(17,139)	(4.25)	12.90
300	395,059	(7,964)	(1.98)	12.79
200	409,199	6,176	1.53	12.96
100	415,562	12,539	3.11	12.89
—	403,023	—	—	12.28
(100)	382,727	(20,296)	(5.04)	11.53
(200)	342,153	(60,870)	(15.10)	10.26

December 31, 2010
Change in
Interest
Rates in
Basis				EVE
Points	Economic Value of Equity			Ratio %
	$ Amount	$ Change	% Change
(Dollars in Thousands)
400	216,942	(108,087)	(33.25)	8.03
300	244,653	(80,376)	(24.73)	8.84
200	276,441	(48,588)	(14.95)	9.75
100	304,179	(20,850)	(6.41)	10.48
—	325,029	—	—	10.96
(100)	327,497	2,468	0.76	10.89
(200)	326,489	1,460	0.45	10.74
The Bank’s EVE was $403.0 million, or 12.28%, of the market value of portfolio assets as of September 30, 2011, a $78.0 million increase from $325.0 million, or 10.96%, of the market value of portfolio assets as of December 31, 2010. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $6.2 million increase in our EVE at September 30, 2011, as compared to a decrease of $48.6 million at December 31, 2010, and would result in a 68 basis point increase in our EVE ratio to 12.96% at September 30, 2011, as compared to a 121 basis point decrease to 9.75% at December 31, 2010. An immediate 200 basis point decrease in market interest rates would result in a $60.9 million decrease in our EVE at September 30, 2011, compared to a $1.5 million increase at December 31, 2010, and would result in a 202 basis point decrease in our EVE ratio to 10.26% at September 30, 2011, as compared to a 22 basis point decrease in our EVE ratio to 10.74% at December 31, 2010.

Between the September 30, 2011, and December 31, 2010 EVE measurements, a study of the Bank’s non-maturity deposit accounts was completed. In this study, decay rates, repricing betas, and customer behavior were analyzed over time on an individual account level basis. The results were aggregated by product, with recommendations which were subsequently implemented. The updated account assumptions resulted in an increase to the overall projected duration of the non-maturity deposit account portfolio.
In addition to monitoring selected measures of EVE, management also calculates and monitors potential effects on net interest income resulting from increases or decreases in rates. This process is used in conjunction with EVE measures to identify interest rate risk on both a global and account level basis. In managing our mix of assets and liabilities, while considering the relationship between long and short term interest rates, market conditions, and consumer preferences, we may place somewhat greater emphasis on maintaining or increasing the Bank’s net interest margin than on strictly matching the interest rate sensitivity of its assets and liabilities.
Management also believes that at times the increased net income which may result from an acceptable mismatch in the actual maturity, repricing, or duration of its asset and liability portfolios can provide sufficient returns to justify the increased exposure to sudden and unexpected changes in interest rates which may result from such a mismatch. Management believes that the Bank’s level of interest rate risk is acceptable under this approach.
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

Item 4. Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2011. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company’s internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The table below sets forth information regarding the Company’s common stock repurchases during the quarter pursuant to its existing stock repurchase plan.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Programs	Programs
July 1, 2011 to July 31, 2011	0	$—	0	0
August 1, 2011 to August 31, 2011	0	—	0	1,741,975
September 1, 2011 to September 30, 2011	577,000	11.70	577,000	1,164,975

Total	577,000	$11.70	577,000	1,164,975

On August 26, 2011, the Company announced its intention to repurchase up to 5% of its total common shares outstanding, or approximately 1,741,975 shares of its common stock, in the open market at prevailing market prices over a period beginning on August 30, 2011, and continuing until the earlier of the completion of the repurchase or the next twelve months, depending upon market conditions.

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

10.1
Employment Agreement by and between the Registrant and Garold R. Base (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2006 (File No. 001-32992))

10.2
Amendment to Employment Agreement by and between the Registrant and Garold R. Base (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 10, 2008 (File No. 001-32992))

10.3
Employment Agreement by and between ViewPoint Bank, the Registrant’s wholly owned operating subsidiary, and Garold R. Base (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2006 (File No. 001-32992))

10.4
Amendment to Employment Agreement by and between ViewPoint Bank, the Registrant’s wholly owned operating subsidiary, and Garold R. Base (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 10, 2008 (File No. 001-32992))

10.5
Amendment to Employment Agreement by and between ViewPoint Bank, the Registrant’s wholly owned operating subsidiary, and Garold R. Base (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 6, 2008 (File No. 001-32992))

10.6
Form of Severance Agreement between ViewPoint Bank and the following executive officers: Pathie E. McKee, Mark E. Hord, James C. Parks and Mark L. Williamson (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 17, 2011 (File No. 001-34737))

10.7
Amendment to Form of Severance Agreement between ViewPoint Bank and the following executive officers: Pathie E. McKee, Mark E. Hord, James C. Parks and Mark L. Williamson (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on September 6, 2011 (File No. 001-34737))

10.8
Summary of Director Board Fee Arrangements (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007 (File No. 001-32992))

10.9	ViewPoint Bank Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 0-24566-01))

10.10
Amended and Restated ViewPoint Bank Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 0-24566-01))

10.11	Executive Officer Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 26, 2011 (File No. 001-34737))

10.12
Form of promissory note between ViewPoint Financial Group and four lenders, totaling $10 million (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 22, 2009 (File No. 001-32992))

Exhibit
Number		Description

11		Statement regarding computation of per share earnings (See Note 3 of the Condensed Notes to Unaudited Consolidated Interim Financial Statements included in this Form 10-Q).

31.1		Rule 13a — 14(a)/15d — 14(a) Certification (Chief Executive Officer)

31.2		Rule 13a — 14(a)/15d — 14(a) Certification (Chief Financial Officer)

32		Section 1350 Certifications

101	+ ++
The following materials from the ViewPoint Financial Group, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (vi) the Consolidated Statements of Cash Flows and (vii) related notes, tagged as blocks of text.

+
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

++
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ViewPoint Financial Group, Inc.
(Registrant)

Date: October 27, 2011	/s/ Garold R. Base Garold R. Base
President and Chief Executive Officer
(Duly Authorized Officer)

Date: October 27, 2011	/s/ Pathie E. McKee Pathie E. McKee
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits:

31.1		Certification of the Chief Executive Officer

31.2		Certification of the Chief Financial Officer

32.0		Section 1350 Certifications

101	+ ++
The following materials from the ViewPoint Financial Group, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (vi) the Consolidated Statements of Cash Flows and (vii) related notes, tagged as blocks of text.

+
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

++
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.