Form 10-K
period 2011-12-31
ViewPoint Financial Group Inc.
filed 2012-02-28
CIK 1487052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-34737
VIEWPOINT FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Maryland	27-2176993
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1309 W. 15th Street, Plano, Texas	75075
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (972) 578-5000
Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange on Which
Title of Each Class	Registered
Common Stock, par value $0.01 per share	Nasdaq Global Select Market
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant was $470.7 million as of June 30, 2011, the last business day of the Registrant’s most recently completed second fiscal quarter. Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are “affiliates”.
There were issued and outstanding 33,700,399 shares of the Registrant’s common stock as of February 23, 2012.
DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of Form 10-K
Portions of the definitive Proxy Statement to be used in conjunction with the Registrant’s Annual Meeting of Shareholders.	Part III

VIEWPOINT FINANCIAL GROUP, INC.
FORM 10-K
December 31, 2011

PART I

Item 1.	Business
Special Note Regarding Forward-Looking Statements
When used in filings by ViewPoint Financial Group, Inc. (“the Company”) with the Securities and Exchange Commission (the “SEC”) in the Company’s press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “intends” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, completion of our merger with Highlands Bancshares, Inc., changes in economic conditions, legislative changes, changes in policies by regulatory agencies, fluctuations in interest rates, the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses, the Company’s ability to access cost-effective funding, fluctuations in real estate values and both residential and commercial real estate market conditions, demand for loans and deposits in the Company’s market area, competition, changes in management’s business strategies and other factors set forth under Risk Factors in this Form 10-K, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to advise readers that the factors listed above could materially affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.
The Company does not undertake — and specifically declines any obligation — to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
General
The Company, a Maryland corporation, is a full stock holding company for its wholly owned subsidiary, ViewPoint Bank, National Association (the “Bank”.) The Bank’s operations include its wholly owned subsidiary, ViewPoint Bankers Mortgage, Inc. (doing business as ViewPoint Mortgage) (“VPM”). On July 6, 2010, the Company completed a public offering and share exchange as part of the Bank’s conversion from the mutual holding company structure and the elimination of ViewPoint Financial Group and ViewPoint MHC (the “Conversion”). Please see Note 2 of the Notes to Consolidated Financial Statements under Item 8 of this report for more information. All share and per share information in this report for periods prior to the Conversion has been adjusted to reflect the 1.4:1 exchange ratio on publicly traded shares, which resulted in a 4,287,752 increase in outstanding shares.
Unless the context otherwise requires, references in this document to the “Company” refer to ViewPoint Financial Group, Inc. and its predecessor, ViewPoint Financial Group, a United States corporation, and references to the “Bank” refer to ViewPoint Bank, N.A. References to “we,” “us,” and “our” means ViewPoint Financial Group, Inc. or ViewPoint Bank, N.A. and its subsidiary, unless the context otherwise requires.
Previously, the Company and the Bank were examined and regulated by the Office of Thrift Supervision (“OTS”), its primary federal regulator. In July 2011, the regulatory oversight of the Company transferred to the Board of Governors of the Federal Reserve System, and regulatory oversight of the Bank transferred to the thrift division of the Office of the Comptroller of the Currency (“OCC”). On December 19, 2011, the Bank converted its charter from a federal thrift charter to a national banking charter, with regulatory oversight by the OCC. The Bank is also regulated by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is required to have certain reserves and stock set by the Board of Governors of the Federal Reserve System (“FRB”) and is a member of the Federal Home Loan Bank of Dallas, which is one of the 12 regional banks in the Federal Home Loan Bank (“FHLB”) System.

Our principal business consists of attracting retail deposits from the general public and the business community and investing those funds, along with borrowed funds, in permanent loans secured by first and second mortgages on owner-occupied, one- to four-family residences and on commercial real estate, as well as in secured and unsecured commercial and industrial and consumer loans. Additionally, we have an active program with mortgage banking companies that allows them to close one- to four-family real estate loans in their own name and temporarily fund their inventory of these closed loans until the loans are sold to investors approved by the Company (the “Warehouse Purchase Program”). We also offer brokerage services for the purchase and sale of non-deposit investment and insurance products through a third party brokerage arrangement.
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
On December 8, 2011, the Company and Highlands Bancshares, Inc. (“Highlands”) announced that they had entered into a definitive merger agreement whereby the Company will acquire Highlands and its subsidiary bank, the First National Bank of Jacksboro (which operates in the Dallas marketplace as Highlands Bank), in a stock-for-stock transaction. Under the terms of the agreement, each outstanding share of Highlands common stock will be exchanged for 0.6636 shares of Company stock upon closing. In addition, the Company announced that Kevin Hanigan, the President, Chief Executive Officer and Chairman of the Board of Directors of Highlands, will assume the role of President and Chief Executive Officer of the Company and the Bank upon the closing of the acquisition. The Company and Highlands expect to complete the transaction in the second quarter of 2012, after receipt of regulatory approvals, the approval of the shareholders and the satisfaction of other customary closing conditions.
Market Areas
We are headquartered in Plano, Texas, and have 25 community bank offices in our primary market area, the Dallas/Fort Worth Metroplex. We also have eight loan production offices located in the Dallas/Fort Worth Metroplex, as well as in Houston, Austin, other Texas cities and in Oklahoma. (Please see Item 2 under Part 1 of this Annual Report on Form 10-K for location details.) Based on the most recent branch deposit data provided by the FDIC (as of June 2011), we ranked third in deposit share in Collin County, with 10.74% of total deposits, and tenth in the Dallas/Fort Worth Metropolitan Statistical Area, with 1.31% of total deposits.
Our market area includes a diverse population of management, professional and sales personnel, office employees, manufacturing and transportation workers, service industry workers, government employees and self-employed individuals. The population includes a skilled work force with a wide range of education levels and ethnic backgrounds. Major employment sectors include financial services, manufacturing, education, health and social services, retail trades, transportation and professional services. 20 companies headquartered in the Dallas/Fort Worth Metroplex were included on the Fortune 500 list for 2010, giving our market area the fourth-highest concentration of such companies among U.S. metropolitan areas. Large employers headquartered in our market area include Exxon Mobil, AT&T, Kimberly-Clark, Dr. Pepper/Snapple, American Airlines, Texas Instruments, J.C. Penney, Dean Foods and Southwest Airlines.
For December 2011, the Dallas/Fort Worth Metroplex reported an unemployment rate (not seasonally adjusted) of 7.1%, compared to the national average of 8.3% (source is Bureau of Labor Statistics Local Area Unemployment Statistics Unemployment Rates for Metropolitan Areas, using the Dallas-Fort Worth-Arlington, Texas Metropolitan Statistical Area.) Housing prices in the Dallas/Fort Worth Metroplex have compared favorably to the national average. From December 2005 to November 2011, the Standards and Poors/Case-Schiller Home Price Index for the Dallas metropolitan area has decreased by 6.7%, while the U.S. National Home Price Index has declined by 31.4% during the same period.

Lending Activities
The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and discounts and allowances for losses) as of the dates indicated.

	December 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real estate loans:
One- to four- family	$371,655	30.26%	$370,149	33.44%	$400,073	35.67%	$475,909	38.07%	$313,399	34.28%
Commercial	583,487	47.51	479,071	43.28	453,604	40.44	436,483	34.92	251,915	27.56
One- to four- family construction	8,289	0.68	11,435	1.03	6,195	0.55	503	0.04	—	—
Commercial construction	1,841	0.15	569	0.05	879	0.08	—	0.00	225	0.02
Home equity/home improvement	140,966	11.48	139,165	12.57	138,000	12.30	124,073	9.93	104,445	11.43

Total real estate loans	1,106,238	90.08	1,000,389	90.37	998,751	89.04	1,036,968	82.96	669,984	73.29

Other loans:
Consumer loans:
Automobile	33,027	2.69	42,550	3.85	67,897	6.06	111,870	8.95	202,973	22.20
Other secured	6,396	0.52	10,619	0.96	12,217	1.09	14,107	1.13	12,626	1.38
Lines of credit/unsecured	11,747	0.96	14,197	1.28	14,781	1.32	15,192	1.21	16,351	1.79

Total consumer loans	51,170	4.17	67,366	6.09	94,895	8.47	141,169	11.29	231,950	25.37

Commercial and industrial [1]	70,620	5.75	39,279	3.54	27,983	2.49	71,845	5.75	12,278	1.34

Total loans	1,228,028	100.00%	1,107,034	100.00%	1,121,629	100.00%	1,249,982	100.00%	914,212	100.00%

Net of:
Deferred fees and discounts, net	516		(73)		(1,160)		(1,206)		603
Allowance for loan losses	(17,487)		(14,847)		(12,310)		(9,068)		(6,165)

Total loans receivable, net	$1,211,057		$1,092,114		$1,108,159		$1,239,708		$908,650

Loans held for sale [2]	$834,352		$491,985		$341,431		$159,884		$13,172

[1]	Commercial and industrial includes warehouse lines of credit, which are classified as secured commercial lines of credit.

[2]	Of the $834.4 million of loans held for sale at December 31, 2011, $800.9 million were Warehouse Purchase Program loans purchased for sale under our standard loan participation agreement. See “Lending Activities — Warehouse Purchase Program”.

The following table shows the composition of our loan portfolio by fixed and adjustable rate as of the dates indicated.

	December 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Fixed rate loans:
Real estate loans:
One- to four- family	$283,200	23.06%	$276,260	24.96%	$282,948	25.23%	$352,369	28.19%	$282,812	30.94%
Commercial	308,820	25.15	299,849	27.09	284,741	25.39	271,830	21.75	179,826	19.66
Commercial construction	244	0.02	—	—	—	—	—	—	—	—
Home equity/home improvement	107,586	—	103,760	—	105,230	—	107,176	—	90,024	—

Total real estate loans	699,850	56.99	679,869	61.42	672,919	60.00	731,375	58.51	552,662	60.45

Other loans:
Consumer loans:
Automobile	33,027	2.69	42,550	3.84	67,897	6.05	111,870	8.95	202,973	22.20
Other secured	4,322	0.35	4,346	0.39	4,844	0.43	5,238	0.42	5,454	0.60
Lines of credit/unsecured	3,200	0.26	3,333	0.30	3,361	0.30	3,456	0.28	4,168	0.46

Total consumer loans	40,549	3.30	50,229	4.53	76,102	6.78	120,564	9.65	212,595	23.26
Commercial and industrial	25,408	2.07	26,744	2.42	10,901	0.97	10,213	0.82	9,359	1.02

Total fixed rate loans	765,807	62.36	756,842	68.37	759,922	67.75	862,152	68.98	774,616	84.73

Adjustable rate loans:
Real estate loans:
One- to four- family	88,455	7.20	93,889	8.48	117,125	10.44	123,540	9.88	30,587	3.35
Commercial	274,667	22.37	179,222	16.19	168,863	15.06	164,653	13.17	72,089	7.89
One- to four- family construction	8,289	0.67	11,435	1.03	6,195	0.55	503	0.04	—	—
Commercial construction	1,597	0.13	569	0.05	879	0.08	—	—	225	0.02
Home equity/home improvement	33,380	2.72	35,405	3.20	32,770	2.92	16,897	1.35	14,421	1.58

Total real estate loans	406,388	33.09	320,520	28.95	325,832	29.05	305,593	24.44	117,322	12.84

Other loans:
Consumer loans:
Other secured	2,074	0.17	6,273	0.57	7,373	0.66	8,869	0.71	7,172	0.78
Lines of credit/unsecured	8,547	0.70	10,864	0.98	11,420	1.02	11,736	0.94	12,183	1.33

Total consumer loans	10,621	0.87	17,137	1.55	18,793	1.68	20,605	1.65	19,355	2.11
Commercial and industrial [1]	45,212	3.68	12,535	1.13	17,082	1.52	61,632	4.93	2,919	0.32

Total adjustable rate loans	462,221	37.64	350,192	31.63	361,707	32.25	387,830	31.02	139,596	15.27

Total loans	1,228,028	100.00%	1,107,034	100.00%	1,121,629	100.00%	1,249,982	100.00%	914,212	100.00%

Net of:
Deferred fees and discounts, net	516		(73)		(1,160)		(1,206)		603
Allowance for loan losses	(17,487)		(14,847)		(12,310)		(9,068)		(6,165)

Total loans receivable, net	$1,211,057		$1,092,114		$1,108,159		$1,239,708		$908,650

Loans held for sale [2]	$834,352		$491,985		$341,431		$159,884		$13,172

[1]	Commercial and industrial includes warehouse lines of credit, which are classified as secured commercial lines of credit.

[2]	Of the $834.4 million of loans held for sale at December 31, 2011, $800.9 million were Warehouse Purchase Program loans purchased for sale under our standard loan participation agreement. Warehouse Purchase Program facilities adjust with changes to the 30 day London Interbank Offering Rate (“LIBOR”). These facilities have a yield that is based on the daily LIBOR, with a floor ranging from 1.50% to 2.00% per annum, plus a margin rate.

The following schedule illustrates the contractual maturity of our loan portfolio (not including loans held for sale) at December 31, 2011. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	One- to Four- Family								Commercial and
	and Home Equity		Commercial Real Estate		Construction		Consumer		Industrial		Total
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
Due During Years		Average		Average		Average		Average		Average		Average
Ending December 31,	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

2012 [1]	$11,776	4.99%	$87,266	6.40%	$8,289	5.19%	$11,099	9.42%	$36,770	4.38%	$155,200	5.97%
2013	2,637	5.85	32,998	6.87	—	—	6,243	6.72	1,218	5.38	43,096	6.74
2014	2,461	6.23	21,079	6.82	—	—	10,991	6.22	1,829	5.57	36,360	6.53
2015-2016	6,926	6.33	216,114	6.24	1,597	5.50	18,451	5.27	19,397	7.25	262,485	6.25
2017-2021	49,565	5.47	209,777	6.14	244	5.99	3,516	6.14	10,751	5.45	273,853	5.99
2022-2026	109,690	4.89	10,416	5.18	—	—	870	8.24	655	5.00	121,631	4.94
2027 and following	329,566	5.56%	5,837	6.36%	—	—	—	—	—	—	335,403	5.58%

Total	$512,621		$583,487		$10,130		$51,170		$70,620		$1,228,028

[1]	Includes demand loans, loans having no stated maturity and overdraft loans.
The total amount of loans due after December 31, 2012 which have fixed interest rates is $691.6 million, or 64.5%. The total amount of loans due after December 31, 2012 which have floating or adjustable interest rates is $381.2 million, or 35.5%.
Lending Authority. Residential real estate loans up to $1.5 million and commercial loans up to $1.0 million may be approved by our Chief Credit Officer. Our Chief Executive Officer may approve residential and commercial loans up to $2.0 million. The Management Loan Committee generally may approve loans up to $5.0 million, with the exception of Warehouse Purchase Program relationships, which it can approve up to $20.0 million. Loans over these amounts must be approved by the Board Loan Committee. Loans outside our general underwriting guidelines must be approved by the Board of Directors.
At December 31, 2011, the maximum amount under federal regulation that we could lend to any one borrower and the borrower’s related entities was approximately $47.6 million. Our five largest lending relationships (excluding Warehouse Purchase Program relationships) totaled $101.7 million in the aggregate, or 8.3% of our $1.23 billion loan portfolio (not including loans held for sale) at December 31, 2011. The loans making up these lending relationships were with commercial borrowers and were secured by office buildings, retail centers and an industrial building. $82.4 million, or 81%, were located in Texas, while 12% were in Louisiana and the remaining 7% were located in Illinois. The largest relationship at December 31, 2011, totaled $23.7 million. Of the $101.7 million, $20.5 million consisted of two loans which were rated as “special mention” at December 31, 2011 (see “Asset Quality — Other Loans of Concern”). At December 31, 2011, we had 82 additional relationships that exceeded $2.0 million, for a total amount of $462.8 million.
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
At December 31, 2011, one- to four-family residential mortgage loans totaled $371.7 million, or 30.3% of our gross loan portfolio, of which $283.2 million were fixed rate loans and $88.5 million were adjustable rate loans. In 2011, the Company sold $268.8 million, or 74.0%, of the one- to four-family loans it originated to investors. These loans were sold servicing released. The remainder of one- to four-family loans originated was retained in the Company’s loan portfolio.

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
In 2011, VPM originated $314.9 million of one- to four-family fixed rate mortgage loans, $31.5 million of one- to four-family adjustable rate mortgage (ARM) loans and $20.8 million in residential construction loans. All ARM loans are offered with annual adjustments that begin after the initial reset date, which is typically three or five years, and lifetime rate caps that vary based on the product, generally with a maximum annual rate change of 2.0% and a maximum overall rate change of 6.0%. We use a variety of indices to reprice our ARM loans. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as our cost of funds. As of December 31, 2011, 84% of the ARM loans in our portfolio will reset in the next five years.
ARM loans generally pose different credit risks than fixed rate loans, primarily because as interest rates rise, the borrower’s payment rises, increasing the potential for default. Our loans, which are generally underwritten using guidelines established by the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“FHLMC”), the U.S. Department of Housing and Urban Development (“HUD”) and other mortgage investors, are readily saleable to investors. Our real estate loans generally contain a “due on sale” clause, allowing us to declare the unpaid principal balance due and payable upon the sale of the security property. In 2011, the average size of our one- to four-family residential loans at origination was approximately $218,000, while the average size of the one- to four-family residential loans in our portfolio at December 31, 2011, was approximately $141,000.
We originate residential construction loans to individuals for the construction and acquisition of personal residences. At December 31, 2011, we had $8.3 million in outstanding balances on residential construction loans with an additional $8.5 million of outstanding commitments to make residential construction fundings. Our residential construction loans generally provide for the payment of interest only during the construction phase, which is typically up to 12 months.
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

Warehouse Purchase Program. Our Warehouse Purchase Program enables our mortgage banking company customers to close conforming and some jumbo one- to four-family real estate loans in their own name and temporarily fund their inventory of these closed loans until the loans are sold to investors approved by the Company. The Company purchases a 100% participation interest in the loans originated by our mortgage banking company customers, which are then held as one- to four- family mortgage loans held for sale on a short-term basis until they are transferred back to the mortgage banking company customers for sale to an investor. The Company does not recognize gains or losses on the purchase or sale of the participation interests. If an individual loan is not sold within 90 days, the mortgage banking company customer is contractually obligated to buy back the loan.
We initiated the Warehouse Purchase Program in July 2008 and began funding these types of facilities in October 2008. At December 31, 2011, the Warehouse Purchase Program had 36 clients, compared to 29 clients at December 31, 2010. The approved maximum borrowing amounts for our existing Warehouse Purchase Program clients ranged from $10.0 million to $35.0 million at December 31, 2011. During 2011, the average outstanding balance per client was $13.9 million and the average daily balance of this portfolio was $415.3 million. The underwriting standards for Warehouse Purchase Program relationships require a minimum tangible net worth of at least $2.0 million and a requirement for personal guarantees and historical profitability of the mortgage banking company client. This type of lending has a lower risk profile than other one- to four-family loans because the loans are conforming (and a limited number of jumbo) one- to four-family real estate loans that are subject to purchase commitments from an approved investor, and are subject to specific curtailments.
At December 31, 2011, Warehouse Purchase Program balances totaled $800.9 million. During 2011, the Company purchased $8.07 billion and sold $7.26 billion in mortgage loans made under these loan participation agreements. Warehouse Purchase Program facilities have an interest rate that is based on the 30 day LIBOR, with a floor ranging from 1.50% to 2.00% per annum, plus a margin rate. The margin rate, which is an agreed upon value stated in the pricing schedule of each Warehouse Purchase Program client, typically ranged between 1.75% and 2.75% at December 31, 2011. The lowest total rate for the Warehouse Purchase Program at December 31, 2011, was 3.75%. For the year ended December 31, 2011, the average yield earned on Warehouse Purchase Program facilities was 4.39%. All loans in this portfolio were performing at December 31, 2011.
Commercial Real Estate Lending. We offer a variety of commercial real estate loans. These loans are generally secured by commercial, income-producing, multi-tenanted properties located primarily in our market area or elsewhere in Texas. These properties primarily include office buildings, retail centers, light industrial facilities, warehouses and multifamily properties. This category also includes small business real estate loans for owner-occupied or single tenant properties. At December 31, 2011, commercial real estate loans totaled $583.5 million, or 47.5% of our gross loan portfolio. Our commercial real estate loans are originated internally by our Commercial Real Estate Lending and Business Lending departments.
Most loans secured by commercial real estate, with the exception of smaller balance business loans, are originated with fixed rates for five years. In cases where the term of the loan is greater than five years, there is a one-time rate adjustment to a new fixed rate after the fifth year for the remaining term (generally an additional five years). Loan-to-value ratios on our commercial real estate loans typically do not exceed 75% of the appraised value of the property securing the loan. At December 31, 2011, the average loan-to-value ratio of our commercial real estate portfolio was 59.2%, using the current loan balances and collateral values at origination (or adjusted values for those properties which have required updated appraisals as a result of loan modification requests or evaluations of classified assets). Loans for non-owner-occupied properties are generally originated at lower loan-to-value ratios to single purpose entities and are generally accompanied by personal guaranties that are limited to cases of breach of representation, warranty or covenant. Loans for owner-occupied or single tenant properties may have higher loan-to-value ratios, but often require unlimited personal guaranties. At December 31, 2011, $36.8 million, or 6.3%, of the $583.5 million commercial real estate portfolio was owner-occupied. The below table illustrates our commercial real estate portfolio by collateral type and loan-to-value ratio based on the most recent data available.

Property Type	$ Amount	% of Total	LTV
(Dollars in Thousands)
Office	$210,913	36.03%	61.4%
Retail	183,194	31.30	59.1
Office/Warehouse	38,433	6.57	62.4
Church	26,805	4.58	57.1
Multifamily	26,730	4.57	67.5
Industrial	24,314	4.15	64.1
Mixed Use	20,630	3.52	52.4
Hotel	14,133	2.41	52.5
Medical Office	10,088	1.72	45.8
Investment Property	9,109	1.56	63.0
Mobile Home Park	5,730	0.98	49.2
Storage Facility	3,739	0.64	39.2
Other	11,510	1.97	44.3

	$585,328	100.00%	59.2%

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
We generally maintain an insurance and/or tax escrow for loans on non-owner-occupied properties; however, we generally do not require them for commercial owner-occupied properties. Loans over $250,000 that are secured by owner-occupied properties are monitored through an insurance tracking service, and the tax information for all commercial real estate loans is pulled annually to ensure that real estate taxes are current. In order to monitor the adequacy of cash flows on income-producing properties, the borrower is generally required to provide annual financial information.
Loans secured by commercial real estate properties generally involve a greater degree of credit risk than one- to four-family residential mortgage loans. These loans typically involve large balances to single borrowers or groups of related borrowers. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of these loans may be impacted by adverse conditions in the real estate market or the economy. If the cash flow from the property is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired. See “Asset Quality — Non-performing Assets.” Our largest commercial real estate lending relationship at December 31, 2011, was $23.7 million, consisting of two loans secured by a two building office complex. At December 31, 2011, the loans making up this relationship were performing in accordance with their terms.
Home Equity/Home Improvement Lending. Our home equity/home improvement loans totaled $141.0 million and comprised 11.5% of our gross loan portfolio at December 31, 2011, including $25.6 million of home equity lines of credit. All of our home equity loans are secured by Texas real estate. Under Texas law, home equity borrowers are allowed to borrow a maximum of 80% (combined loan-to-value of the first lien, if any, plus the home equity loan) of the fair market value of their primary residence. The same 80% combined loan-to-value maximum applies to home equity lines of credit, which are further limited to 50% of the fair market value of the home. As a result, our home equity loans and home equity lines of credit have low loan-to-value ratios compared to similar loans in most other states. Home equity lines of credit are originated with an adjustable rate of interest based on the Wall Street Journal Prime (“Prime”) rate of interest plus a margin.

Home equity lines of credit have up to a ten year draw period and amounts may be reborrowed after payment at any time during the draw period. While the rate of interest continues to float, once the draw period has lapsed, the payment is amortized over a ten year period based on the loan balance at that time. At December 31, 2011, unfunded commitments on these lines of credit totaled $22.7 million.
Consumer Lending. We offer a variety of secured consumer loans, including new and used automobile loans, recreational vehicle loans and loans secured by savings deposits. We also offer unsecured consumer loans. We originate our consumer loans primarily in our market areas. At December 31, 2011, our consumer loan portfolio totaled $51.2 million, or 4.2% of our gross loan portfolio.
Automobile loans totaled $33.0 million at December 31, 2011, or 2.7% of our gross loan portfolio, and are originated on a direct basis only. The term of an automobile note is based on the age of the vehicle, with new vehicle loans having terms up to six years. Rates are fixed for the term of the note and, like the maximum loan to value, are based on the borrower’s credit score. The maximum loan to value for new or used vehicles is 110% and is verified using traditional new and used vehicle valuation methodologies. Underwriting guidelines in evaluating automobile loans include a maximum debt-to-income ratio of 55%. At December 31, 2011, the average borrower credit score in our automobile portfolio at origination was 733.
We also originate unsecured consumer loans. At December 31, 2011, our unsecured consumer loans totaled $11.7 million, or 1.0% of our gross loan portfolio. These loans have either a fixed rate of interest for a maximum term of 48 months or are revolving lines of credit with an adjustable rate of interest tied to the Prime rate of interest. At December 31, 2011, unfunded commitments on our unsecured lines of credit totaled $40.5 million, and the average outstanding balance of the individual lines was approximately $4,000.
Consumer loans generally entail greater risk than do one- to four-family residential mortgage loans, particularly in the case of loans that are secured by rapidly depreciable assets, such as automobiles. In the case of automobile loans, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are dependent on the borrower’s continuing financial stability, so these loans are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.
Commercial and Industrial Lending. At December 31, 2011, commercial and industrial loans totaled $70.6 million, or 5.8% of our gross loan portfolio. Our commercial and industrial lending activities encompass loans with a variety of purposes and security, including lines of credit to finance business working capital and loans to finance commercial vehicles and equipment.
Approximately $8.1 million of our commercial and industrial loans are unsecured. Our commercial and industrial lending policy includes requirements related to credit file documentation and an analysis of the borrower’s background, capacity to repay the loan, and the adequacy of the borrower’s capital and collateral, as well as an evaluation of other conditions affecting the borrower. A review of the borrower’s past, present, and future cash flows is also an important aspect of our credit analysis. We generally obtain personal guarantees on both our secured and unsecured commercial and industrial loans.
At December 31, 2011, $12.0 million of our commercial and industrial loan portfolio was comprised of one loan secured by promissory notes, which are in turn secured by commercial real estate. Additionally, at December 31, 2011, $16.1 million of our commercial and industrial loan portfolio was comprised of secured warehouse lines of credit.
Commercial and industrial loans are typically made on the basis of the borrower’s ability to make repayment from the profitable operation of the borrower’s business and, therefore, are of higher credit risk. Commercial and industrial loans are generally secured by business assets, such as accounts receivable, inventory, equipment and commercial vehicles. To the extent that the collateral depreciates over time, the collateral may be difficult to appraise and may fluctuate in value based on the specific type of business and equipment used. As a result, the availability of funds for the repayment of commercial and industrial loans is substantially dependent on the success of the business itself (which, in turn, is often dependent in part upon general economic conditions). The majority of our commercial and industrial loans are to borrowers in our market area. We intend to continue our commercial and industrial lending within this geographic area.

Loan Originations, Purchases, Sales, Repayments and Servicing
We originate both fixed rate and adjustable rate loans. Our ability to originate loans, however, is dependent upon customer demand for loans in our market area. In addition to interest earned on loans and loan origination fees, we receive fees for loan commitments, late payments and other miscellaneous services. These fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market. Fees for late payments and other miscellaneous services totaled $846,000, $521,000 and $628,000 for the years ended December 31, 2011, 2010 and 2009, respectively.
We also may purchase loans through loan participations from other financial institutions. These purchase transactions are governed by participation agreements entered into by the originators and participant (the Bank) containing guidelines as to ownership, control and servicing rights, among others. The originators will typically retain all rights with respect to enforcement, collection and administration of the loan. This may limit our ability to control our credit risk when we purchase participations in these loans. For instance, we may not have direct access to the borrower, and the institution administering the loan may have some discretion in the administration of performing loans and the collection of non-performing loans. At December 31, 2011, approximately $42.1 million, or 3.4% of our total loan portfolio, consisted of purchased loans or loan participations. At December 31, 2011, $26.7 million of purchased loans consisted of one- to four- family real estate loan pools purchased from Bank of America (formerly Countrywide) and Citimortgage (formerly ABN Amro,) while $15.4 million consisted of individual participations in commercial real estate loans. At December 31, 2011, the delinquency percentage for purchased one- to four- family real estate loans was 8.85%, compared to 1.83% for one- to four- family real estate loans originated by the Company.
From time to time we sell participations in non-residential loans to private investors, including other banks, thrifts and credit unions (participants). These sales transactions are governed by participation agreements entered into by the originator (the Bank) and participants containing guidelines as to ownership, control and servicing rights, among others. We service these participations sold. These participations are generally sold without recourse, except in cases of breach of representation, warranty or covenant.
We also sell whole residential real estate loans originated by VPM to private investors, such as other banks, thrifts and mortgage companies, generally subject to a provision for repurchase upon breach of representation, warranty or covenant. These loans are generally sold for cash in amounts equal to the unpaid principal amount of the loans plus a premium determined using present value yields to the buyer. The sale amounts generally produce gains to us. Our residential real estate loans are currently being sold on a servicing released basis.
Sales of one- to four- family real estate loans originated by VPM and participations in commercial real estate loans can be beneficial to us since these sales generally generate income at the time of sale, produce future servicing income on loans where servicing is retained or a servicing release premium when servicing is sold, reduce our loan exposure to one borrower, provide funds for additional lending and other investments, and/or increase liquidity. The total volume of loans sold has increased due to the growth of our Warehouse Purchase Program.
Gains, losses and transfer fees on sales of loans and loan participations are recognized at the time of the sale. Net gains and transfer fees on sales of loans for 2011, 2010 and 2009 were $7.6 million, $13.0 million and $16.6 million, respectively.
The Asset/Liability Management Committee directs the Company’s mortgage secondary marketing unit to evaluate, in accordance with guidelines, whether to keep loans in portfolio, sell with a servicing release premium, or sell with servicing retained based on price, yield and duration. We held servicing rights of approximately $420,000, $636,000 and $872,000 at December 31, 2011, 2010 and 2009, respectively, for loans sold to others. The servicing of these loans, as well as the servicing of SBA loans, generated net servicing fees to us for the years ended December 31, 2011, 2010 and 2009 of $140,000, $235,000 and $239,000, respectively. At December 31, 2011, the Company serviced $216.2 million of loans for others that were not reported as assets. The Company held servicing rights on $89.2 million of these loans. The remaining $127.0 million consisted of mortgage loan portfolios subserviced for third parties; no mortgage servicing asset was recorded related to these loans as the Company does not own such rights.

The following table shows the loan origination, purchase, sales and repayment activities (including loans held for sale) of the Company for the periods indicated.

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Originations by type:
Adjustable rate loans:
Real estate loans:
One- to four- family	$31,473	$23,008	$37,998
Commercial	122,139	24,889	7,134
One- to four- family construction	17,837	13,853	10,664
Commercial construction	800	574	—
Home equity/home improvement	5,537	5,742	11,095

Total real estate loans	177,786	68,066	66,891

Other loans:
Consumer:
Other secured	1,816	1,951	3,778
Lines of credit/unsecured	635	594	617

Total consumer loans	2,451	2,545	4,395
Commercial and industrial [1]	25,228	6,272	38,682

Total adjustable rate loans	205,465	76,883	109,968

Fixed rate loans:
Real estate loans:
One- to four- family	314,893	449,733	642,029
Commercial	117,019	50,994	61,019
One- to four- family construction	2,981	1,152	—
Commercial construction	2,020	19,000	—
Home equity/home improvement	29,077	28,629	17,379

Total real estate loans	465,990	549,508	720,427

Other loans:
Consumer:
Automobile	15,790	16,534	25,626
Other secured	2,020	1,503	2,680
Lines of credit/unsecured	2,198	2,542	2,556

Total consumer loans	20,008	20,579	30,862
Commercial and industrial	9,216	19,107	4,853

Total fixed rate loans	495,214	589,194	756,142

Total loans originated	700,679	666,077	866,110

Purchases:
Real estate loans:
One- to four- family [2]	8,062,531	7,785,854	5,242,511
Commercial	—	—	—

Total loans purchased	8,062,531	7,785,854	5,242,511

Sales and Repayments:
Real estate loans:
One- to four- family [2]	7,530,360	7,726,951	5,561,052
Commercial	21,761	7,452	29,322
Other loans:
Consumer	4,494	1,344	3,418

Total loans sold	7,556,615	7,735,747	5,593,792
Principal repayments	743,234	580,225	461,635

Total reductions	8,299,849	8,315,972	6,055,427

Decrease in other items, net	(2,051)	(1,450)	(3,196)

Net increase	$461,310	$134,509	$49,998

[1]	Commercial and industrial includes warehouse lines of credit, which are classified as secured commercial lines of credit.

[2]	Includes Warehouse Purchase Program loans.

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
If the account becomes 90 days delinquent and an acceptable repayment plan has not been agreed upon, a collection officer will generally refer the account to legal counsel with instructions to prepare a notice of intent to foreclose. The notice of intent to foreclose allows the borrower up to 20 days to bring the account current. In most situations, we will generally foreclose, take title to the property, and sell it directly using a real estate broker.
Delinquent consumer loans are handled in a similar manner, except that late notices are sent at 10 and 20 days after the due date and legal counsel is generally not involved in the process. Our procedures for repossession and sale of consumer collateral are subject to various requirements under the applicable consumer protection laws as well as other applicable laws and are initiated after the determination by us that it would be beneficial from a cost basis.
The Credit Administration department works with commercial loan officers to see that the necessary steps are taken to collect delinquent commercial real estate and commercial and industrial loans and ensures that standard delinquency notices and letters are mailed to the borrower. In addition, we have a Watch List Loan Committee that meets monthly and reviews past due and classified commercial real estate loans, as well as other loans that management feels may present possible collection problems. If an acceptable workout of a delinquent commercial loan cannot be reached, we generally initiate foreclosure or repossession proceedings on any collateral securing the loan.
Prospective clients of the Warehouse Purchase Program undergo a thorough risk analysis process that includes a review of three years of financial statements to assess trends, financial condition, and historical performance. Operational documents are also reviewed to assess the soundness of the loan origination process. A risk rating is assigned to the prospect based upon the results of the due diligence review and are presented to the Management Loan Committee or Board Loan Committee, depending on the facility amount. Once accepted, clients are subject to monthly financial monitoring to compare trends and performance, production volume and type, repurchase and/or indemnification requests, and litigation. Financial covenant ratios from the compliance certificate are verified to the financial statements. An annual audit of financial statements is required for each client, performed by an independent auditing firm.
Prospective commercial real estate clients also undergo a thorough analysis, focusing both on the sponsorship of the credit as well as the project itself. Borrowers and sponsor/guarantors must provide detailed financial information, including tax returns, so that global cash flow and debt service coverage can be analyzed. The project itself is thoroughly underwritten, based on historical leasing information and conservative projections for both income and expenses. Reserves for future leasing expenses and for deferred maintenance are often required. Third party appraisals and environmental assessments are required and reviewed for risk in the project. Once the analysis is complete, a risk assessment is completed and a rating is assigned. The loan is presented to the Management Loan Committee or the Board Loan Committee for approval, or both, depending upon the size of the transaction. Once a loan is approved, it is subject to ongoing monitoring on a quarterly basis. Rent roll and operating income information is collected and analyzed to ascertain a current risk profile of the project and assign a new risk rating, if applicable. These quarterly loan reviews are incorporated into periodic portfolio reviews where interest rate and value stresses are applied. A more thorough review is done on an annual basis on all loans with balances greater than $250,000.

Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at December 31, 2011.

	Loans Delinquent For:
	30-89 Days			90 Days and Over			Total Loans Delinquent 30 Days or More
			Percent			Percent			Percent of
			of Loan			of Loan			Loan
	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
	(Dollars in thousands)
Real estate loans:
One- to four- family	54	$6,001	1.61%	25	$3,663	0.99%	79	$9,664	2.60%
Commercial	3	13,890	2.38	1	899	0.15	4	14,789	2.53
Home equity/home improvement	26	777	0.55	8	983	0.70	34	1,760	1.25

Total real estate loans	83	20,668	1.87	34	5,545	0.50	117	26,213	2.37

Other loans:
Consumer loans:
Automobile	32	200	0.61	5	13	0.04	37	213	0.65
Other secured	1	17	0.27	—	—	—	1	17	0.27
Lines of credit/unsecured	15	64	0.54	—	—	—	15	64	0.54

Total consumer loans	48	281	0.55	5	13	0.03	53	294	0.58

Commercial and industrial	4	261	0.37	2	143	0.20	6	404	0.57

Total loans	135	$21,210	1.73%	41	$5,701	0.46%	176	$26,911	2.19%

Non-performing Assets. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio. Loans are placed on nonaccrual status when the collection of principal and/or interest becomes doubtful or other factors involving the loan warrant placing the loan on nonaccrual status. Troubled debt restructurings, which are accounted for under ASC 310-40, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a below market interest rate, a reduction in principal, or a longer term to maturity. All troubled debt restructurings are initially classified as nonaccruing loans, regardless of whether the loan was performing at the time it was restructured. Once a troubled debt restructuring has performed according to its modified terms for six months and the collection of future principal and interest under the revised terms is deemed probable, the Company places the loan back on accruing status. At December 31, 2011, $10.4 million of troubled debt restructurings were classified as nonaccrual, including $9.3 million of commercial real estate loans. Of the $10.4 million in nonaccrual troubled debt restructurings, $5.3 million were not delinquent at December 31, 2011.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Nonaccruing loans:
One- to four- family real estate	$5,340	$5,938	$6,007	$1,290	$672
Commercial real estate	16,076	9,812	4,682	—	989
Home equity/home improvement	1,226	1,306	562	306	39
Automobile	26	179	260	314	271
Consumer other secured	—	13	4	5	1
Consumer lines of credit/unsecured	—	108	116	128	63
Commercial and industrial	430	272	44	174	67

Total non-performing loans	23,098	17,628	11,675	2,217	2,102

Foreclosed assets:
One- to four- family real estate	733	449	462	718	615
Commercial real estate	1,553	2,219	3,455	843	—
Automobile	7	—	—	80	225
Other consumer	—	11	—	3	—

Total	2,293	2,679	3,917	1,644	840

Total non-performing assets	$25,391	$20,307	$15,592	$3,861	$2,942

Total non-performing assets as a percentage of total assets	0.80%	0.69%	0.66%	0.17%	0.18%
Total non-performing loans as a percentage of total loans	1.88%	1.59%	1.04%	0.18%	0.23%

Performing troubled debt restructurings:
One- to four- family real estate	136	143	343	93	—
Commercial real estate	2,860	1,119	—	1,796	—
Home equity/home improvement	107	—	113	67	—
Automobile	85	26	347	440	1,366
Consumer other secured	—	—	—	—	5
Consumer lines of credit/unsecured	57	—	96	132	40
Commercial and industrial	26	—	79	—	—

Total	$3,271	$1,288	$978	$2,528	$1,411

For the years ended December 31, 2011, 2010 and 2009, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms throughout the entire year amounted to $1.5 million, $1.3 million and $670,000, respectively. The amount that was included in interest income on these loans for the years ended December 31, 2011, 2010 and 2009 was $473,000, $150,000 and $112,000, respectively.
At December 31, 2011, $26.4 million in loans were individually impaired; $3.5 million of the allowance for loan losses was allocated to impaired loans at period-end. A loan is impaired when it is probable, based on current information and events, that the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreements. Troubled debt restructurings are also considered impaired. Impaired loans are measured on an individual basis for individually significant loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses as a specific loss reserve. Please see “Comparison of Financial Condition at December 31, 2011, and December 31, 2010 — Loans” contained in Item 7 of this report for more information.

Other Loans of Concern. The Company has other loans that are currently performing and do not meet the criteria for impairment, but where some concern exists. Deterioration on these loans may result in the future inclusion of these loans in the non-performing asset categories. These loans consist of residential and commercial real estate and commercial and industrial loans that are rated as “special mention,” meaning that these loans have potential weaknesses that deserve management’s close attention. These loans are not adversely classified according to regulatory classifications and do not expose the Company to sufficient risk to warrant adverse classification. These loans have been considered in management’s determination of our allowance for loan losses. Excluding the non-performing assets set forth in the table above, as of December 31, 2011, there was an aggregate of $31.5 million of these potential problem loans. Of the $31.5 million, six commercial real estate loans totaling $30.0 million were not delinquent at December 31, 2011, but are being monitored due to circumstances such as low occupancy rate, low debt service coverage or prior payment history problems.
Classified Assets. Loans and other assets, such as debt and equity securities, considered by management to be of lesser quality, are classified as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses of those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.
We regularly review the problem assets in our portfolio to determine the appropriate classification. The total amount of classified loans represented 8.17% of our equity capital and 1.04% of our assets at December 31, 2011, compared to 5.4% of our equity capital and 0.73% of our assets at December 31, 2010. The aggregate amount of classified assets at the dates indicated was as follows:

	At December 31,
	2011	2010
	(Dollars in thousands)
Loss	$—	$—
Doubtful	5,159	4,185
Substandard	28,023	17,410

Total	$33,182	$21,595

Classified assets increased by $11.6 million, to $33.2 million at December 31, 2011, from $21.6 million at December 31, 2010. This increase was primarily attributable to two substandard commercial real estate loans totaling $6.8 million.
Allowance for Loan Losses. We establish provisions for loan losses, which are charged to earnings, at a level required to reflect estimated credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types and amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and current factors.
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

For the specific component of the allowance for loan losses, commercial and industrial and one- to four-family and commercial real estate loans are individually analyzed for impairment when management has concerns about the borrower’s ability to repay. Loss estimates include the negative difference, if any, between the current fair value of the collateral or the estimated discounted cash flows and the loan amount due.
At December 31, 2011, our allowance for loan losses was $17.5 million, or 1.42% of the total loan portfolio. Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, reflects estimated credit losses in our loan portfolio. See Notes 1 and 6 of the Notes to Consolidated Financial Statements under Item 8 of this report.
The following table sets forth an analysis of our allowance for loan losses. Allowance for loan losses for construction loans have been included in the one- to four- family and commercial real estate line items, as appropriate.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Balance at beginning of period	$14,847	$12,310	$9,068	$6,165	$6,507

Charge-offs:
Real estate loans:
One- to four- family	238	279	455	145	120
Commercial	15	624	835	180	—
Home equity/home improvement	249	123	59	60	32

Total real estate loans	502	1,026	1,349	385	152

Other loans:
Consumer loans:
Automobile	154	390	1,447	1,917	2,871
Other secured	47	1	23	39	31
Lines of credit/unsecured	649	939	1,456	1,232	1,862

Total consumer loans	850	1,330	2,926	3,188	4,764

Commercial and industrial	470	638	720	453	164

Total charge-offs	1,822	2,994	4,995	4,026	5,080

Recoveries:
Real estate loans:
One- to four- family	30	15	13	13	14
Commercial	29	—	—	—	—
Home equity/home improvement	30	4	19	4	13

Total real estate loans	89	19	32	17	27

Other loans:
Consumer loans:
Automobile	145	147	325	447	1,005
Other secured	2	1	1	23	14
Lines of credit/unsecured	218	178	190	249	376

Total consumer loans	365	326	516	719	1,395

Commercial and industrial	38	67	37	22	48

Total recoveries	492	412	585	758	1,470

Net charge-offs	1,330	2,582	4,410	3,268	3,610
Provision for loan losses	3,970	5,119	7,652	6,171	3,268

Balance at end of period	$17,487	$14,847	$12,310	$9,068	$6,165

Ratio of net charge-offs during the period to average loans outstanding during the period	0.09%	0.17%	0.31%	0.30%	0.39%
Ratio of net charge-offs during the period to average non-performing assets	5.82%	14.38%	45.34%	96.08%	146.41%

Allowance as a percentage of non-performing loans	75.71%	84.22%	105.44%	409.02%	293.29%
Allowance as a percentage of total loans (end of period)	1.42%	1.34%	1.10%	0.73%	0.67%

The distribution of our allowance for losses on loans at the dates indicated is summarized below. Allowance for loan losses for construction loans has been included in the one- to four- family and commercial real estate line items, as appropriate.

	December 31,
	2011		2010		2009		2008		2007
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in		Loans in		Loans in
		Each		Each		Each		Each		Each
		Category to		Category to		Category to		Category to		Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(Dollars in thousands)

Real estate loans:
One- to four- family	$3,027	30.94%	$3,307	34.47%	$2,379	36.22%	$1,675	38.11%	$1,164	34.28%
Commercial	10,621	47.66	7,949	43.33	6,457	40.52	4,175	34.92	2,597	27.58
Home equity/home improvement	1,043	11.48	936	12.57	730	12.30	460	9.93	207	11.43
Consumer loans:
Automobile	87	2.69	307	3.85	636	6.06	765	8.95	1,224	22.20
Other secured	44	0.52	39	0.96	25	1.09	15	1.13	13	1.38
Lines of credit/unsecured	575	0.96	657	1.28	701	1.32	639	1.21	626	1.79
Commercial and industrial	2,090	5.75	1,652	3.54	1,382	2.49	1,339	5.75	334	1.34

Total	$17,487	100.00%	$14,847	100.00%	$12,310	100.00%	$9,068	100.00%	$6,165	100.00%

Investment Activities
National banks have broad investment authority, except for corporate equity securities, which are generally limited to stock in subsidiaries, certain housing projects and bank service companies. Debt securities are categorized by law and OCC regulation into various types, with each type subject to different permitted investment levels calculated as percentages of capital, except for government and government-related obligations, which may be invested in without limit.
The Executive Vice President/Chief Financial Officer delegates the basic responsibility for the management of our investment portfolio to the Vice President/Director of Finance, subject to the direction and guidance of the Asset/Liability Management Committee. The Vice President/Director of Finance considers various factors when making decisions, including the marketability, duration, maturity and tax consequences of the proposed investment. The amount, mix, and maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.
The general objectives of our investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to optimize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. Our investment securities currently consist primarily of agency collateralized mortgage obligations, agency mortgage-backed securities, Small Business Administration securitized loan pools consisting of only the U.S. government guaranteed portion, and Texas entity municipal bonds. These securities are of investment grade, possess minimal credit risk and have an aggregate market value in excess of total amortized cost as of December 31, 2011. For more information, please see Note 5 of the Notes to Consolidated Financial Statements under Item 8 of this report and “Asset/Liability Management” under Item 7A of this report. We had $5.3 million in Federal Reserve Bank stock at December 31, 2011. This stock was purchased on December 19, 2011, the day the Bank converted from a federally chartered savings bank to a federal chartered national bank. For the year ended December 31, 2011, we earned $10,000 in cash dividends from stock in the Federal Reserve Bank. As a member of the FHLB of Dallas, we had $32.2 million in stock of the FHLB of Dallas at December 31, 2011. For the year ended December 31, 2011, we received $68,000 in stock dividends from the FHLB of Dallas.
The following table sets forth the composition of our securities portfolio and other investments at the dates indicated. At December 31, 2011, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies or United States GSEs.

	December 31,
	2011		2010		2009
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(Dollars in thousands)
Available for sale:
US Government and agency bonds	$—	$—	$—	$—	$47,994	$47,438
SBA Pools	4,161	4,222	5,084	5,108	6,565	6,492
Agency collateralized mortgage obligations	293,584	294,670	357,340	357,892	226,242	228,501
Agency mortgage-backed securities	133,907	134,853	351,385	354,497	197,437	201,627

Total available for sale	431,652	433,745	713,809	717,497	478,238	484,058

Held to maturity:
US Government and agency bonds	—	—	9,997	10,165	14,991	15,131
Municipal bonds	50,473	55,413	50,488	50,085	29,306	29,900
Agency collateralized mortgage obligations	269,516	274,010	209,193	206,280	56,414	57,390
Agency mortgage-backed securities	180,499	188,719	162,841	167,766	154,013	158,393

Total held to maturity	500,488	518,142	432,519	434,296	254,724	260,814

Total investment securities	932,140	951,887	1,146,328	1,151,793	732,962	744,872

FHLB and Federal Reserve Bank stock	37,590	37,590	20,569	20,569	14,147	14,147

Total securities	$969,730	$989,477	$1,166,897	$1,172,362	$747,109	$759,019

The composition and contractual maturities of the investment securities portfolio as of December 31, 2011, excluding FRB stock and FHLB stock, are indicated in the following table. However, it is expected that investment securities with a prepayment option will generally repay their principal in full prior to contractual maturity. Prepayment options exist for the SBA pools, agency collateralized mortgage obligations and agency mortgage-backed securities. In addition, the municipal bonds in the “over 10 years” category and a portion of those in the “over 5 to 10 years category” are callable. The weighted average yield is based on amortized cost.

	Over 1 to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Fair Value
	(Dollars in thousands)
Available for sale:
SBA pools	$—	—%	$4,161	2.55%	$—	—%	$4,161	2.55%	$4,222
Agency collateralized mortgage obligations	—	—	—	—	293,584	1.63	293,584	1.63	294,670
Agency mortgage-backed securities	—	—	3,132	1.55	130,775	2.25	133,907	2.23	134,853

Total available for sale	—	—	7,293	2.12	424,359	1.82	431,652	1.83	433,745

Held to maturity:
Municipal bonds	$3,674	3.49%	$11,212	3.74%	$35,587	3.78%	$50,473	3.75%	$55,413
Agency collateralized mortgage obligations	—	—	28,575	3.88	240,941	1.87	269,516	2.08	274,010
Agency mortgage-backed securities	—	—	84,976	3.45	95,523	3.23	180,499	3.33	188,719

Total held to maturity	3,674	3.49	124,763	3.57	372,051	2.40	500,488	2.70	518,142

Total investment securities	$3,674	3.49%	$132,056	3.49%	$796,410	2.09%	$932,140	2.30%	$951,887

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
At December 31, 2011 and 2010, we had $92.3 million and $47.0 million in reciprocal deposits, respectively, which consisted entirely of certificates of deposit made under our participation in the Certificate of Deposit Account Registry Service (CDARS®) and our Insured Cash Sweep (ICS) money market product. Through CDARS®, the Company can provide a depositor the ability to place up to $50.0 million on deposit with the Company while receiving FDIC insurance on the entire deposit by placing customer funds in excess of the FDIC deposit limits with other financial institutions in the CDARS® network. In return, these financial institutions place customer funds with the Company on a reciprocal basis. Similarly, customer funds in our ICS money market product are swept from a transaction account at the Company into money market accounts at multiple banks to allow access to FDIC insurance coverage through multiple accounts. Regulators consider reciprocal deposits to be brokered deposits.
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
At December 31, 2011 and 2010, the Company’s deposits included public funds totaling $251.4 million, or 12.8% of total deposits, and $393.3 million, or 19.5% of total deposits, respectively.
The following table sets forth our deposit flows during the periods indicated.

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Opening balance	$2,017,550	$1,796,665	$1,548,090
Net deposits and withdrawals	(76,533)	189,870	214,209
Interest	22,474	31,015	34,366

Ending balance	$1,963,491	$2,017,550	$1,796,665

Net increase (decrease)	$(54,059)	$220,885	$248,575

Percent increase (decrease)	-2.68%	12.29%	16.06%

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered at the dates indicated.

	December 31,
	2011		2010		2009
		Percent of		Percent of		Percent of
	Amount	Total	Amount	Total	Amount	Total
	(Dollars in thousands)

Transaction and Savings Deposits:
Non-interest bearing demand	$211,670	10.78%	$201,998	10.01%	$193,581	10.77%
Interest-bearing demand	498,253	25.37	438,719	21.74	268,063	14.92
Savings	155,276	7.91	148,399	7.36	143,506	7.99
Money market	592,979	30.20	554,261	27.47	549,619	30.59
IRA	11,321	0.58	9,251	0.46	8,710	0.49

Total non-certificates	1,469,499	74.84	1,352,628	67.04	1,163,479	64.76

Certificates:
0.00-1.99%	372,902	18.99	407,564	20.20	343,476	19.12
2.00-3.99%	70,875	3.61	201,291	9.98	208,042	11.58
4.00-5.99%	50,213	2.56	56,067	2.78	81,438	4.53
6.00% and over	2	—	—	—	230	0.01

Total certificates	493,992	25.16	664,922	32.96	633,186	35.24

Total deposits	$1,963,491	100.00%	$2,017,550	100.00%	$1,796,665	100.00%

The following table shows rate and maturity information for our certificates of deposit at December 31, 2011.

				6.00% and		Percent of
	0.00-1.99%	2.00-3.99%	4.00-5.99%	over	Total	Total
	(Dollars in thousands)
Certificates maturing in quarter ending:
March 31, 2012	$92,143	$40,975	$1,023	$—	$134,141	27.15%
June 30, 2012	114,104	3,756	4,024	—	121,884	24.67
September 30, 2012	33,467	1,207	1,653	—	36,327	7.35
December 31, 2012	30,594	1,208	927	—	32,729	6.63
March 31, 2013	32,304	2,515	742	—	35,561	7.20
June 30, 2013	27,232	1,835	619	—	29,686	6.01
September 30, 2013	21,256	1,308	688	—	23,252	4.71
December 31, 2013	14,816	605	32,655	—	48,076	9.73
Thereafter	6,986	17,466	7,882	2	32,336	6.55

Total	$372,902	$70,875	$50,213	$2	$493,992	100.00%

Percent of Total	75.49%	14.35%	10.16%	0.00%	100.00%

The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2011.

	Maturity
	3 Months	Over 3 to 6	Over 6 to 12	Over 12
	or less	Months	Months	Months	Total
	(Dollars in thousands)
Certificates less than $100,000	$18,454	$19,210	$20,088	$35,192	$92,944
Certificates of $100,000 or more	51,375	23,276	14,716	60,264	149,631
Public funds (1)	64,312	79,398	34,252	73,455	251,417

Total certificates	$134,141	$121,884	$69,056	$168,911	$493,992

(1)	Deposits from governmental and other public entities.

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
We may obtain advances from the FHLB of Dallas upon the security of certain loans and securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2011, we had $750.6 million in FHLB advances outstanding and the ability to borrow an additional $515.9 million. In addition to FHLB advances, the Company may also use the discount window at the Federal Reserve Bank or fed funds purchased from correspondent banks as a source of short-term funding. These funding sources were utilized during 2011 but had no balances outstanding at December 31, 2011. See Notes 13 and 14 of the Notes to Consolidated Financial Statements contained in Item 8 of this report for more information about our borrowings.
The following table sets forth the maximum month-end balance and daily average balance of FHLB advances, the repurchase agreement and other borrowings for the periods indicated.

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Maximum balance:
FHLB advances	$805,187	$513,231	$424,872
Repurchase agreement	25,000	25,000	25,000
Other borrowings	10,000	10,323	10,000
Average balance outstanding:
FHLB advances	$453,434	$364,853	$364,853
Repurchase agreement	25,000	25,000	25,000
Other borrowings	8,085	10,027	3,386
The following table sets forth certain information as to FHLB advances, the repurchase agreement and other borrowings at the dates indicated.

	At December 31,
	2011	2010	2009
	(Dollars in thousands)
FHLB advances at end of period	$746,398	$461,219	$312,504
Repurchase agreement at end of period	25,000	25,000	25,000
Other borrowings at end of period	—	10,000	10,000
Weighted average rate of FHLB advances during the period	2.18%	3.21%	4.06%
Weighted average rate of FHLB advances at end of period	1.21%	1.95%	4.13%
Weighted average rate of repurchase agreement during the period	3.22%	3.22%	2.83%
Weighted average rate of repurchase agreement at end of period	3.22%	3.22%	3.22%
Weighted average rate of other borrowings during the period	5.87%	5.99%	6.00%
Weighted average rate of other borrowings at end of period	0.00%	6.00%	6.00%
How We Are Regulated
The Company was a savings and loan holding company regulated by the OTS through July 20, 2011, and thereafter, as a result of the Dodd-Frank Act, by the FRB through December 18, 2011. The Bank was a federal savings bank regulated by the OTS through July 20, 2011, and thereafter, as a result of the Dodd-Frank Act, by the OCC through December 18, 2011. On December 19, 2011, the Bank converted to a national bank, and, as a result, became subject to regulation by the OCC, with certain back-up oversight by the FDIC. As a national bank, the Bank is a member of the Federal Reserve Bank of Dallas, and the OCC is responsible for overseeing the Bank’s compliance with the requirements of that membership. The Dodd-Frank Act created the Consumer Financial Protection Bureau (“CFPB”), which has authority to promulgate regulations intended to protect consumers with respect to financial products and services, including those provided by the Bank, and to restrict unfair, deceptive or abusive conduct by providers of consumer financial products and services. These regulations had previously been enacted by the Bank’s primary federal regulator. Due to that charter change, the Company became regulated by the FRB as a bank holding company. As a public company, the Company is subject to the regulation and reporting requirements of the SEC.
Set forth below is a brief description of certain laws and regulations that are applicable to the Company and the Bank. This description, as well as other descriptions of laws and regulations contained in this Form 10-K, is not complete and is qualified in its entirety by reference to the applicable laws and regulations.
Legislation is introduced from time to time in the United States Congress that may affect our operations. In addition, the regulations governing the Company and the Bank may be amended from time to time by the OCC, the FRB, the FDIC, the CFPB or the SEC, as appropriate. Any legislative or regulatory changes, including those resulting from the Dodd-Frank Act, in the future could adversely affect our operations and financial condition.
ViewPoint Financial Group, Inc. The Company is a bank holding company subject to regulatory oversight by the FRB. The Company is required to register and file reports with the FRB and is subject to regulation and examination by the FRB, including regulations requiring that the Company serve as a source of financial and managerial strength for the Bank, particularly when the Bank is in financial distress. In addition, the FRB has enforcement authority over the Company and any of its non-bank subsidiaries. The Company’s direct activities and non-bank subsidiaries are subject to FRB regulation and must be closely related to banking, as determined by the FRB. The Company must obtain FRB approval to acquire substantially all the assets of another bank or bank holding company or to merge with another bank holding company. In addition, the Company must obtain FRB authorization to control more than 5% of the shares of any other bank or bank holding company and may not own more than 5% of any other entity engaged in activities not permitted for the Company. The FRB imposes capital requirements on the Company. See “- Regulatory Capital Requirements.”
ViewPoint Bank, N.A. As a national bank, the Bank is subject to regulation, examination and supervision by the OCC. The OCC oversees the Bank’s operations under federal law, regulations and policies, including consumer compliance laws, and ensures that the Bank operates in a safe and sound manner. The OCC extensively regulates many aspects of the Bank’s operations including branching, dividends, interest and fees collected, anti-money laundering activities, confidentiality of customer information, credit card operations, corporate governance, mergers and purchase and assumption transactions, insurance activities, securities investments, real estate investments, trust operations, lending activities, subsidiary operations and required capital levels. It also regulates the Bank’s transactions with affiliates (including the Company) and loans to insiders. This regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting shareholders. When the Bank was a federal savings bank, it was required to maintain a certain level of thrift-related assets consisting of housing related loans and investments and was subject to percentage-of-assets limits on consumer and commercial investments and loans. No such requirements or limits apply to the Bank as a national bank.
During examinations, the OCC may require the Bank to establish additional reserves for loan losses, which decreases the Company’s net income. The OCC, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. The OCC also has extensive enforcement authority over all national banks and their management, employees and affiliates. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OCC. Except under certain circumstances, public disclosure of final enforcement actions by the OCC is required.
To fund its operations, the OCC has established a schedule for the assessment of “supervisory fees” for all national banks. These supervisory fees are computed based on the Bank’s total assets and increase if the Bank experiences financial distress. It also charges fees for certain applications and other filings. The rate of these fees is similar to the rate for fees the Bank paid to the OTS. Such fees totaled $545,000 in 2011.

FDIC Regulation and Insurance of Accounts. The Bank’s deposits are insured up to the applicable limits by the FDIC, and such insurance is backed by the full faith and credit of the United States Government. The basic deposit insurance level is $250,000 per each separately insured depositor, as defined in FDIC regulations. As insurer, the FDIC imposes deposit insurance premiums. Our deposit insurance premiums for the year ended December 31, 2011 were $1.8 million. Those premiums may increase due to strains on the FDIC deposit insurance fund due to the cost of large bank failures and the increase in the number of troubled banks. Also, if the Bank experiences financial distress or operates in an unsafe or unsound manner, these deposit premiums may increase.
In accordance with the Dodd-Frank Act, the FDIC has issued regulations setting insurance premium assessments based on an institution’s total assets minus its Tier 1 capital, instead of based on its deposits. The intent of the new assessment calculations is not to substantially change the level of premiums paid, notwithstanding the use of assets as the calculation base instead of deposits. The Bank’s premiums continue to be based on its same assignment under one of four risk categories based on capital, supervisory ratings and other factors; however, the premium rates for those risk categories are revised to maintain similar premium levels under the new calculation as currently exist.
As a result of a decline in the reserve ratio (the ratio of the net worth of the deposit insurance fund to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the deposit insurance fund, the FDIC required each insured institution to prepay on December 30, 2009, the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which was due on December 30, 2009). The prepaid amount was recorded as an asset with a zero risk weight and each institution continues to record quarterly expenses for deposit insurance. For purposes of calculating the prepaid amount, assessments were measured at each institution’s assessment rate as of September 30, 2009, with a uniform increase of 3 basis points effective January 1, 2011, and were based on each institution’s assessment base for the third quarter of 2009, with growth assumed quarterly at an annual rate of 5%. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash, or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 30, 2013, as applicable. Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future. The FDIC estimates that the reserve ratio will reach the designated reserve ratio of 1.15% by 2017 as required by statute.
As insurer, the FDIC may conduct examinations and some supervision of, require reporting by and exercise back-up enforcement authority against FDIC-insured institutions. It also may prohibit the Bank from engaging in any activity that it determines by regulation or order to pose a serious risk to the deposit insurance fund and may terminate our deposit insurance if it determines that we have engaged in unsafe or unsound practices or are in an unsafe or unsound condition.
Regulatory Capital Requirements. Both the Company and the Bank are required to maintain a minimum level of regulatory capital. The OCC has established capital standards for the Bank, including a leverage ratio and a risk-based capital requirement, as well as capital standards for purposes of establishing the threshold for prompt corrective action and also may impose capital requirements in excess of these standards on a case-by-case basis. The FRB has established a similar leverage and risk-based capital requirement that the Company must now meet as a bank holding company. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation — Capital Resources” for information on the Company’s and the Bank’s compliance with these capital requirements.
Under the OCC capital regulations, the Bank must maintain a minimum leverage capital ratio of 4% Tier 1 capital to total adjusted assets, excluding intangibles. Under limited circumstances that ratio can be as low as 3%, but we do not meet those requirements. The OCC can require a higher leverage capital ratio on an individualized basis if it determines the Bank is exposed to undue or excessive risk. The Bank also must meet a minimum risk- based capital ratio of at least 8% qualifying total capital (at least 50% Tier 1 capital plus Tier 2 capital, which includes the loan loss allowance, up to 1.25% of risk-weighted assets) to risk-weighted assets (most balance sheet and certain off-balance sheet assets weighted 0% to 100% based on relevant risks of types of assets).
Under prompt corrective action laws, the OCC is authorized and, under certain circumstances, required to take actions against banks that fail to meet their capital requirements. The OCC is generally required to restrict the activities of an “undercapitalized institution,” which is a bank with less than either a 4% leverage capital ratio, a 4% Tier 1 risked-based capital ratio or an 8.0% total risk-based capital ratio. Any such institution must submit a capital restoration plan and, until such plan is approved by the OCC, may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions.

Any bank that fails to comply with its capital plan or has Tier 1 risk-based or leverage capital ratio of less than 3.0% or a risk-based capital ratio of less than 6.0% and is considered “significantly undercapitalized” must be made subject to one or more additional specified actions and operating restrictions which may cover all aspects of its operations and may include a forced merger or acquisition of the institution. A bank that becomes “critically undercapitalized” because it has a tangible capital ratio of 2.0% or less is subject to further restrictions on its activities in addition to those applicable to significantly undercapitalized institutions. In addition, a receiver or conservator must be appointed, with certain limited exceptions, within 90 days after a bank becoming critically undercapitalized. Any undercapitalized institution is also subject to the general enforcement authority of the OCC.
To be considered well-capitalized under the prompt corrective action standards, a bank must have at least a 5% leverage capital ratio, a 6% Tier 1 risk-based capital ratio and a 10% total risk-based capital ratio and no enforceable individualized capital requirement. Banks that are not well-capitalized are adequately capitalized under these standards until capital ratios fall to the under-capitalized level. Once a bank is not well-capitalized it generally may not accept brokered deposits and is subject to limits on the rates it offers on deposits.
The FRB has established similar capital ratio requirements and prompt corrective action standards that apply to bank holding companies, including the Company, on a consolidated basis. To be considered well-capitalized a bank holding company must have, on a consolidated basis, at least a Tier 1 risk-based capital ratio of 6% and a total risk-based capital ratio of 10% and not a higher enforceable individualized capital requirement.
As a result of the Dodd-Frank Act and potential capital requirements being considered by the Basel Committee on Banking Supervision, these capital requirements imposed on the Bank and the Company could increase.
Limitations on Dividends and Other Capital Distributions. The Company’s major source of funds consists of the net proceeds retained by the Company from our initial public offering in 2006 and our second-step public offering in 2010. We also have the ability to receive dividends or capital distributions from the Bank, our wholly owned subsidiary. The ability of the Bank to pay dividends depends on its earnings and capital levels and may be limited by the OCC directives or orders. In addition, under OCC regulations, the Bank may pay dividends from undivided profits; however, it must obtain OCC approval of a dividend if the total dividends declared during the current year, including the proposed dividend, exceeds net income for the current year and retained net income for the prior two years, which excludes dividends paid during those years. It is the Bank’s policy to maintain a strong capital position, so, in times of financial or economic distress, the Bank will be less likely to pay dividends to the Company.
The ability of the Company to pay dividends to its stockholders is dependent on the receipt of dividends from the Bank. Under Maryland law, the Company cannot pay cash dividends if it would render the Company unable to pay its debts or become insolvent (unless they are paid from recent earnings).
The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB’s view that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, a bank holding company may be prohibited from paying any dividends if the holding company’s bank subsidiary is not adequately capitalized.
A bank holding company is required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, FRB order, or any condition imposed by, or written agreement with, the FRB. This notification requirement does not apply to any company that meets the well-capitalized standard for bank holding companies, is well-managed, and is not subject to any unresolved supervisory issues.
Federal Securities Laws. The common stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Therefore, the Company is subject to the reporting, information disclosure, proxy solicitation, insider trading limits and other requirements imposed on public companies by the SEC under the Exchange Act. This includes limits on sales of stock by certain insiders and the filing of insider ownership reports with the SEC. The SEC and Nasdaq have adopted regulations under the Sarbanes-Oxley Act of 2002 that apply to the Company as a Nasdaq-traded, public company, which seek to improve corporate governance, provide enhanced penalties for financial reporting improprieties and improve the reliability of disclosures in SEC filings.

CFPB. The Dodd-Frank Act created the CFPB to regulate how banks and other financial entities provide consumer financial products and services and transferred to it rulemaking authority for consumer finance regulations. The FDIC retains oversight and enforcement authority over the Bank’s compliance with these regulations.
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
State Taxation
We are subject to the Texas margins tax. The tax base is the taxable entity’s margin, which equals the lesser of three calculations: total revenue minus cost of goods sold; total revenue minus compensation; or total revenue times 70%. The calculation for 2011 was total revenue minus cost of goods sold. For a financial institution, cost of goods sold equals interest expense. The tax rate applied to the Texas portion of the tax base is 1%. Taxes paid in other states in which we do business are not significant.
Subsidiary and Other Activities
National banks are authorized to invest in various types of subsidiaries, including service corporations, operating subsidiaries and financial subsidiaries. There are investment and activity limits on each of these types of subsidiaries.
The Bank’s operations include its operating subsidiary, VPM, which originates residential mortgages through its retail employees and wholesale division and sells all loans it originates to the Bank or to outside investors. In 2010, VPM changed its classification from a service corporation to an operating subsidiary of the Bank. In 2010, the Bank’s equity investments in two community development-oriented venture capital funds were organized as a service corporation. At December 31, 2011, the Bank’s investment in this service corporation was $4.1 million.

Competition
We face strong competition in originating real estate and other loans and in attracting deposits. Competition in originating residential and commercial real estate loans comes primarily from other commercial banks, savings institutions, conduit lenders, credit unions, life insurance companies and mortgage bankers. Other commercial banks, savings institutions, credit unions and finance companies provide vigorous competition in consumer lending. Commercial and industrial competition is primarily from local commercial banks. We compete for deposits by offering personal service and a variety of deposit accounts at competitive rates. Based on the most recent branch deposit data provided by the FDIC, the Bank’s share of deposits was approximately 10.7% in Collin County and less than 1.0% in all other market area counties.
Executive Officers of ViewPoint Financial Group, Inc. and ViewPoint Bank, N.A.
Officers are elected annually to serve for a one year term. There are no arrangements or understandings between the officers and any other person pursuant to which he or she was or is to be selected as an officer. As of the date of this report, our executive officers were as follows.
Mark E. Hord. Mr. Hord, age 49, has served as Executive Vice President, General Counsel and Secretary of ViewPoint Financial Group, Inc. (including its predecessor, ViewPoint Financial Group) since 2006 and ViewPoint Bank, N.A. (including its predecessor entity) since 1999, and is currently serving as Interim President and Chief Executive Officer of the Company and the Bank, as well as on the Board of the Bank. Upon the closing of the Highlands acquisition, Mr. Hord will return to his role of Executive Vice President, General Counsel and Secretary of the Company and the Bank and will be replaced as President and Chief Executive Officer of the Company and the Bank, and on the Bank board, by Kevin Hanigan. When not serving in his interim role, Mr. Hord’s responsibilities include, among others, legal, commercial real estate lending, real estate acquisitions, shareholder relations and retail investments. He also serves on the Board of Directors of VPM.
Pathie (Patti) E. McKee. Ms. McKee, age 46, has served as Executive Vice President, Chief Financial Officer and Treasurer of ViewPoint Financial Group, Inc. (including its predecessor, ViewPoint Financial Group) since 2006 and ViewPoint Bank, N.A. (including its predecessor entity) since 1997. Ms. McKee oversees our finance, investment and marketing operations and serves on the Board of VPM. Since 1983, prior to being appointed Chief Financial Officer, Ms. McKee held various other positions with the Company, including Director of Internal Audit, Controller and accountant. In 2011, she received the D CEO Financial Executive Award for Outstanding CFO (public company). Ms. McKee is a certified public accountant and holds a Master of Business Administration degree.
Jim Parks. Mr. Parks, age 59, joined ViewPoint Bank, N.A. in May 2006 as the Company’s Executive Vice President, Chief Operations Officer and Chief Information Officer. Prior to joining the Bank, Mr. Parks served as Executive Vice President of Bank Operations for Texas Bank, an independent regional bank in Fort Worth, Texas. Mr. Parks’ responsibilities at the Bank include information systems, technologies, deposit operations, facilities, human resources, compliance, risk management and the mortgage warehouse lending portfolio. Mr. Parks has 34 years of experience in information systems and bank operations and previously served as President of Frost Financial Processors, a division of Frost National Bank — San Antonio, managing data processing and servicing for 25 independent community banks.
Mark L. Williamson. Mr. Williamson, age 57, joined ViewPoint Bank, N.A. in September 2010 as its Executive Vice President and Chief Credit Officer. Mr. Williamson’s responsibilities include business and consumer underwriting, loan operations, portfolio analysis, default management, credit approval and all credit policy matters. Mr. Williamson has over 30 years of credit, lending and risk management experience in markets throughout Texas, including Dallas, Houston, Midland and Lubbock. Most recently he served as EVP and Chief Credit Officer for the Dallas and Lubbock markets of PlainsCapital Bank. Prior to that, he served in both lending and risk management capacities at Guaranty Bank and Chase Bank of Texas. He also serves as the Chairman of the Board of VPM.
Employees
At December 31, 2011, we had a total of 528 full-time employees and 70 part-time employees, including employees of VPM. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.
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
The United States experienced a severe economic recession in 2008 and 2009. While the economy has shown signs of improvement in certain markets, the rate of growth has been slow and unemployment remains at very high levels. Loan portfolio quality has deteriorated at many financial institutions reflecting, in part, the weak U.S. economy and high unemployment. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. The real estate downturn also has resulted in reduced demand for the construction of new housing and increased delinquencies in construction, residential and commercial mortgage loans for many lenders.
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
Our loan portfolio possesses increased risk due to our percentage of commercial real estate and commercial and industrial loans.
Over the last several years, we have increased our commercial lending in order to diversify our loan mix and improve the yield on our assets. At December 31, 2011, our loan portfolio included $655.9 million of commercial real estate loans and commercial and industrial loans, or 53.4% of total loans (excluding loans held for sale), compared to $264.4 million, or 28.9% of total loans, at December 31, 2007. The credit risk related to these types of loans is considered to be greater than the risk related to one- to four-family residential loans because the repayment of commercial real estate loans and commercial and industrial loans typically is dependent on the successful operation and income stream of the borrowers’ business and the real estate securing the loans as collateral, which can be significantly affected by economic conditions. Additionally, commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. If loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could require us to increase our provision for loan losses and adversely affect our operating results and financial condition.

Several of our borrowers have more than one commercial real estate loan outstanding with us. Our five largest lending relationships (excluding Warehouse Purchase Program relationships) totaled $101.7 million in the aggregate or 8.3% of our loan portfolio (excluding loans held for sale) at December 31, 2011. The loans making up these relationships were with commercial borrowers. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Finally, if we foreclose on a commercial real estate loan, our holding period for the collateral, if any, typically is longer than for one- to four-family residential property because there are fewer potential purchasers of the collateral. Since we plan to continue to increase our originations of these loans, it may be necessary to increase the level of our allowance for loan losses due to the increased risk characteristics associated with these types of loans. Any increase to our allowance for loan losses would adversely affect our earnings. Any delinquent payments or the failure to repay these loans would hurt our earnings.
Warehouse Purchase Program balances can fluctuate widely, materially impacting our earnings.
We have a high lending concentration in the Warehouse Purchase Program, which made up $800.9 million, or 38.8%, of our gross loans at December 31, 2011. Because Warehouse Purchase Program balances are contingent upon mortgage lending activity, changes in the residential real estate market nationwide can lead to wide fluctuations of balances in this product, materially impacting both interest and non-interest income. Additionally, Warehouse Purchase Program period-end balances are generally higher than the average balance during the period due to increased mortgage activity that occurs at the end of a month. The average daily balance of this portfolio was $705.3 million for the fourth quarter of 2011.
Our consumer loan portfolio possesses increased risk.
Our consumer loans accounted for approximately $51.2 million, or 4.2%, of our total loan portfolio (excluding loans held for sale) as of December 31, 2011, of which $33.0 million consisted of automobile loans. Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner-occupied residential properties, particularly in the case of loans that are secured by rapidly depreciable assets, such as automobiles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result of this portfolio of consumer loans, it may become necessary to increase the level of our provision for loan losses, which could hurt our profits.
Our business may be adversely affected by credit risk associated with residential property.
As of December 31, 2011, residential mortgage loans, including home equity loans and lines of credit, totaled $520.9 million, or 42.4%, of total loans (excluding loans held for sale). This type of lending is generally sensitive to regional and local economic conditions that may significantly affect the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values resulting from the downturn in local housing markets has reduced the value of the real estate collateral securing many of our loans and has increased the risk that we would incur losses if borrowers default on their loans. Continued declines in both the volume of real estate sales and sales prices, coupled with high levels and increases in unemployment, may result in higher loan delinquencies or problem assets, a decline in demand for our products and services, or a decrease in our deposits. These potential negative events may cause us to incur losses, which would adversely affect our capital and liquidity and damage our financial condition and business operations. These declines may have a greater impact on our earnings and capital than on the earnings and capital of financial institutions that have more diversified loan portfolios.
We are subject to credit risks in connection with the concentration of adjustable rate loans in our portfolio.
Approximately 37.6% of our loan portfolio (excluding loans held for sale) is adjustable rate loans. Borrowers with adjustable rate loans are exposed to increased monthly payments when the related interest rate adjusts upward under the terms of the loan from the initial fixed to the rate computed in accordance with the applicable index and margin. Any rise in prevailing market interest rates may result in increased payments for borrowers who have adjustable rate loans, increasing the possibility of default. Borrowers seeking to avoid these increased monthly payments by refinancing their loans may no longer be able to find available replacement loans at comparably lower interest rates. In addition, a decline in housing prices may leave borrowers with insufficient equity in their homes to permit them to refinance. Borrowers who intend to sell their homes on or before the expiration of the fixed rate period on their mortgage loans may also find that they cannot sell their properties for an amount equal to or greater than the unpaid principal balance of their loans. These events, alone or in combination, may contribute to higher delinquency rates and negatively impact our earnings.

If our non-performing assets increase, our earnings will suffer.
At December 31, 2011, our non-performing assets (which consist of non-accrual loans, loans 90 days or more delinquent and foreclosed real estate assets) totaled $25.4 million, which was an increase of $5.1 million, or 25.0%, over non-performing assets at December 31, 2010. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or real estate owned. We must reserve for estimated credit losses, which are established through a current period charge to the provision for loan losses, and from time to time, if appropriate, write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned. Further, the resolution of non-performing assets requires the active involvement of management, which can distract them from the overall supervision of our operations and other income-producing activities. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance accordingly.
If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.
We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. Management recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover actual losses, resulting in additions to our allowance. Additions to our allowance decrease our net income. Our allowance for loan losses was 1.42% of gross loans and 75.71% of non-performing loans at December 31, 2011, compared to 1.34% of gross loans and 84.22% of non-performing loans at December 31, 2010.
Our emphasis on originating commercial and one- to four- family real estate and commercial and industrial loans is one of the more significant factors in evaluating the allowance for loan losses. As we continue to increase our originations of these loans, increased provisions for loan losses may be necessary, which would decrease our earnings.
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
Passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act will increase our operational and compliance costs.
The Dodd-Frank Act has significantly changed, and will continue to significantly change, the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.
The Dodd-Frank Act created a new Consumer Financial Protection Bureau (“CFPB”) with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets. Banks with $10 billion or less in assets will continue to be examined for compliance with consumer laws by their primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws. The Company does not currently have assets in excess of $10 billion, but it may at some point in the future.

The Dodd-Frank Act requires minimum leverage (Tier 1) and risk-based capital requirements for bank holding companies that are no less stringent than those applicable to banks, which will limit our ability to borrow at the holding company level and invest the proceeds from such borrowings as capital in the Bank, and will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities.
The Dodd-Frank Act also broadens the base for FDIC deposit insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250 thousand per depositor, retroactive to January 1, 2008, and non-interest-bearing transaction accounts have unlimited deposit insurance through December 31, 2012. The legislation also increases the required minimum reserve ratio for the Deposit Insurance Fund, from 1.15% to 1.35% of insured deposits, and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.
It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.
Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and our income.
We are subject to extensive regulation, supervision and examination by the OCC, the FRB, and the FDIC. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank’s operations, reclassify assets, determine the adequacy of a bank’s allowance for loan losses and determine the level of deposit insurance premiums assessed. Our business is highly regulated; therefore, the laws and applicable regulations are subject to frequent change. Any change in these regulations and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums, could have a material impact on our operations.
The potential exists for additional federal or state laws and regulations, or changes in policy, affecting lending and funding practices, and interest rate risk management and liquidity standards. Moreover, bank regulatory agencies have been active in responding to concerns and trends identified in examinations, and have issued many formal enforcement orders requiring capital ratios in excess of regulatory requirements. Bank regulatory agencies, such as the OCC and the FDIC, govern the activities in which we may engage, primarily for the protection of depositors, and not for the protection or benefit of potential investors. In addition, new laws and regulations may increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge and our ongoing operations, costs and profitability.
Changes in interest rates could adversely affect our results of operations and financial condition.
Our results of operations and financial condition are significantly affected by changes in interest rates. Our results of operations depend substantially on our net interest income, which is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings. When interest-bearing liabilities generally reprice or mature more quickly than interest-earning assets, an increase in interest rates generally would tend to result in a decrease in net interest income.
Changes in interest rates may also affect the average life of loans and mortgage-related securities. Decreases in interest rates can result in increased levels of prepayments of loans and mortgage-related securities, shortening their average life, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on prepaying loans and securities. Increases in interest rates may extend the average life of fixed-rate assets, which would limit the funds we have available to reinvest in higher yielding alternatives, and may result in customers withdrawing certificates of deposit early so long as the early withdrawal penalty is less than the interest they could receive as a result of the higher interest rates. Additionally, increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable rate loans.

Changes in interest rates also affect the current fair value of our interest-earning available-for-sale securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2011, the fair value of our portfolio of available-for-sale securities totaled $433.7 million. Gross unrealized gains on these securities totaled $2.9 million, while gross unrealized losses on these securities totaled $769,000, resulting in a net unrealized gain of $2.1 million at December 31, 2011.
At December 31, 2011, the Company’s internal asset/liability software simulation model indicated that our economic value of equity would decrease by 3.4% if there was an instantaneous, parallel, and sustained 200 basis point increase in market interest rates. See the “Asset/Liability Management” discussion under Item 7A of this Form 10-K.
Additionally, approximately 37.6% or our loan portfolio (excluding loans held for sale) is adjustable-rate loans. Any rise in the associated market index interest rates may result in increased payments for borrowers who have adjustable rate mortgage loans, increasing the possibility of default.
The Company had $834.3 million of loans held for sale at December 31, 2011, of which $800.9 million were Warehouse Purchase Program loans purchased for sale under our standard loan participation agreement. The interest rates on Warehouse Purchase Program facilities adjust daily with changes to the 30 day LIBOR, subject to the impact of any applicable floor rate, as discussed below. These facilities have an interest rate that is based on the 30 day LIBOR, with a floor ranging from 1.50% to 2.00% per annum, plus a margin rate. The margin rate, which is an agreed upon value stated in the pricing schedule of each Warehouse Purchase Program client, typically ranged between 1.75% and 2.75% at December 31, 2011. The lowest total rate for any facility in the Warehouse Purchase Program at December 31, 2011, was 3.75%. During 2011, these rates were at their floors and established loan rate spreads which were higher than the contractual rate spreads would have otherwise been. As the 30 day LIBOR interest rate increases, many of these interest rate floors will not adjust until the 30 day LIBOR exceeds 1.50%. At that time, the interest rates on the facilities will adjust according to their normal contractual interest rate spread terms.
Our strategies to modify our interest rate risk profile may be difficult to implement.
Our asset/liability management strategies are designed to manage and decrease our interest rate risk sensitivity. One such strategy is increasing the amount of adjustable rate and/or short-term assets. The Company offers adjustable rate loan products as a means to achieve this strategy. However, comparatively low fixed interest rates would generally create a decrease in borrower demand for adjustable rate assets. Additionally, there is no guarantee that adjustable rate assets obtained will not prepay earlier than anticipated. At December 31, 2011, 37.6% of our loan portfolio (excluding loans held for sale) consisted of adjustable rate loans, compared to 31.6% at December 31, 2010.
We also manage our liabilities to mitigate our interest rate risk sensitivity. For example, customer demand is often primarily for short-term maturity certificates of deposit. Using short-term liabilities to fund long-term fixed rate assets will increase the interest rate sensitivity of any financial institution. In this example, we may utilize FHLB advances to mitigate the impact of customer demand by lengthening the maturities of these advances or may enter into longer term repurchase agreements, depending on liquidity or investment opportunities. FHLB advances and repurchase agreements are entered into as liquidity is needed or to fund assets that provide for a spread considered sufficient by management.
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
Liquidity is essential to our business. We rely on a number of different sources in order to meet our potential liquidity demands. Our primary sources of liquidity are increases in deposit accounts, cash flows from loan payments and our securities portfolio. Borrowings also provide us with a source of funds to meet liquidity demands. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically, or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include adverse regulatory action against us or a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations, or deterioration in credit markets.
Additionally, at December 31, 2011, collateralized public funds time deposits totaled $251.4 million, representing 50.9% of our time deposits and 12.8% of our total deposits. Collateralized public funds are bank deposits of state and local municipalities. These deposits are required to be secured by certain investment grade securities to ensure repayment, which on the one hand tends to reduce our contingent liquidity risk by making these funds somewhat less credit sensitive, but on the other hand reduces standby liquidity by restricting the potential liquidity of the pledged collateral. Although these funds historically have been a relatively stable source of funds for us, availability depends on the individual municipality’s fiscal policies and cash flow needs.
Our securities portfolio may be negatively impacted by fluctuations in market value and interest rates, which may have an adverse effect on our financial condition.
Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Our securities portfolio is evaluated for other-than-temporary impairment on at least a quarterly basis. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our shareholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. At December 31, 2011, the net unrealized gain on securities available-for-sale was $2.1 million, a $1.6 million decrease from the December 31, 2010 net unrealized gains on securities available for sale of $3.7 million.
Higher FDIC insurance premiums and special assessments will affect our earnings.
In accordance with the Dodd-Frank Act, the FDIC adopted a new deposit insurance premium assessment system which was effective April 1, 2011, in which assessments are calculated based on total assets minus Tier 1 capital, not just deposits, at assessment rates that are intended to keep current levels of assessments substantially the same. To the extent we increase our non-deposit liabilities or are determined to bear certain additional risk to the deposit insurance fund, future increases in our assessment rate or levels or any special assessments would decrease our earnings.
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
We have 25 community bank offices and eight loan production offices, which consisted of seven ViewPoint Mortgage loan production offices and one commercial real estate loan production office. We own the majority of the space in which our administrative offices are located. At December 31, 2011, we owned 19 of our community bank offices, and leased the remaining facilities. The net book value of our investment in premises, equipment and leaseholds, excluding computer equipment, was approximately $46.2 million at December 31, 2011.
The Company opened new community bank offices in Carrollton and Flower Mound during the third quarter of 2011. The Company purchased these two bank office locations after they were closed as a result of the combination of two national banks that each had bank locations in the same immediate market area. During the fourth quarter of 2011, the Company relocated its grocery store banking center located in the Lake Highlands neighborhood of Dallas to a full-service community bank office nearby.
For more information about the Company’s premises and equipment, please see Note 11 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

The following table provides information about the Company’s main and branch offices and indicates whether the properties are owned or leased.

			Lease
	Square		Expiration	Net Book Value at
Location	Footage	Owned or Leased	Date	12/31/11 ($)
				(Dollars in thousands)
ADMINISTRATIVE OFFICES:

Contact Center	31,762	Owned	N/A	2,336
2101 Custer Road Plano, TX 75075

Pitman East	54,409	Owned	N/A	3,646
1201 West 15th Street Plano, TX 75075

Pitman West (Main Office)	53,022	Owned	N/A	1,316
1309 West 15th Street Plano, TX 75075

ViewPoint Mortgage Operations Office	N/A	Owned	N/A	N/A
(located inside Richardson Bank Office) 720 E. Arapaho Road Richardson, TX 75081

Richardson Annex	3,800	Owned	N/A	36
700 East Arapaho Road Richardson, TX 75081

Warehouse Purchase Program office	884	Leased	1/31/2012	N/A
13984 West Bowles Avenue, Suite 100 Littleton, CO 80127

BANK OFFICES:

Addison	6,730	Leased	4/30/2018	N/A
4560 Beltline Road, Suite 100 Addison, TX 75001

Allen	4,500	Owned	N/A	349
321 East McDermott Drive Allen, TX 75002

Carrollton	6,800	Owned	N/A	1,029
1801 Keller Springs Road Carrollton, TX 75006

Coppell	5,674	Owned	N/A	1,427
687 North Denton Tap Road Coppell, TX 75019

East Plano	5,900	Owned	N/A	1,051
2501 East Plano Parkway Plano, TX 75074

			Lease
	Square		Expiration	Net Book Value at
Location	Footage	Owned or Leased	Date	12/31/11 ($)

Flower Mound	3,946	Owned with Ground Lease	7/31/2021	174
1201 Flower Mound Road Flower Mound, TX 75028

Frisco	4,800	Owned	N/A	894
3833 Preston Road Frisco, TX 75034

Garland	4,800	Owned	N/A	749
2218 North Jupiter Road Garland, TX 75046

Grand Prairie Albertsons (in-store location)	452	Leased	8/8/2012	N/A
215 North Carrier Parkway Grand Prairie, TX 75050

Grapevine	3,708	Leased	12/31/2028	N/A
301 South Park Boulevard Grapevine, TX 76051

Lake Highlands	4,141	Owned	N/A	2,099
9625 Audelia Road Dallas, TX 75238

McKinney	4,500	Owned	N/A	607
2500 West Virginia Parkway McKinney, TX 75071

McKinney Mini	1,800	Owned	N/A	79
231 North Chestnut Street McKinney, TX 75069

North Carrollton	4,082	Owned with Ground Lease	1/31/2026	432
4037 Old Denton Road Carrollton, TX 75007

Northeast Tarrant County	4,338	Owned with Ground Lease	6/30/2018	1,515
3040 State Highway 121 Euless, TX 76039

Oak Cliff	2,800	Leased	9/30/2013	N/A
2498 West Illinois Avenue Dallas, TX 75233

Plano Central	1,681	Owned	N/A	729
(Located inside Pitman East admin. office) 1201 West 15th Street Plano, TX 75075

			Lease
	Square		Expiration	Net Book Value at
Location	Footage	Owned or Leased	Date	12/31/11 ($)

Richardson	22,000	Owned	N/A	563
720 East Arapaho Road Richardson, TX 75081

Richardson Mini	2,500	Owned	N/A	70
1775 North Plano Road Richardson, TX 75081

Tollroad Express	2,000	Owned	N/A	507
5900 West Park Boulevard Plano, TX 75093

West Allen	4,800	Owned	N/A	701
225 South Custer Road Allen, TX 75013

West Frisco	4,338	Owned	N/A	1,696
2975 Main Street Frisco, TX 75034

West Plano	22,800	Owned	N/A	1,653
5400 Independence Parkway Plano, TX 75075

West Richardson	4,500	Owned	N/A	548
1280 West Campbell Road Richardson, TX 75080

Wylie	4,338	Owned	N/A	1,703
3490 FM 544 Wylie, TX 75098

			Lease
	Square		Expiration	Net Book Value at
Location	Footage	Owned or Leased	Date	12/31/11 ($)
				(Dollars in thousands)
VIEWPOINT MORTGAGE LOAN PRODUCTION OFFICES:

Arlington LPO	1,074	Leased	8/31/2013	N/A
2340 West Interstate 20, Suites 210 and 212 Arlington, TX 76017

Austin LPO	2,331	Leased	8/31/2013	N/A
11130 Jollyville Road Suite 302 Austin, TX 78759

Dallas LPO	4,196	Leased	4/30/2014	N/A
5151 Belt Line Road, Suite 725 Dallas, TX 75254

Park Cities LPO	4,654	Leased	8/1/2014	N/A
5944 Luther Lane Suite 1000 Dallas, TX 75225

Plano LPO	N/A	Owned	N/A	N/A
(Located inside Pitman East admin. office) 1201 West 15th Street Plano, TX 75075

Southlake LPO	3,850	Leased	3/31/2014	N/A
751 East Southlake Boulevard Suite 120 Southlake, TX 76092

Tulsa LPO	1,000	Leased	3/31/2013	N/A
1107 North Kalanchoe Broken Arrow, OK 74012

COMMERCIAL REAL ESTATE LOAN PRODUCTION OFFICE:

Houston LPO	400	Leased	1/31/2013	N/A
7500 San Felipe Road Suite 600 Houston, TX 77063

We believe that our current administrative facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.
We currently utilize IBM and FiServ Signature in-house data processing systems. The net book value of all of our data processing and computer equipment at December 31, 2011, was $4.1 million.

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
Our common stock is listed on the NASDAQ Global Select Market under the symbol “VPFG”. There were 1,860 holders of record of our common stock as of February 23, 2012.
The following table presents quarterly market high and low closing sales price information and cash dividends paid per share for our common stock for the two years ended December 31, 2011. All share prices and dividends have been adjusted, as appropriate, to reflect the 1.4:1 exchange ratio on publicly traded shares applied as a result of our July 2010 second-step public offering.

	Market Price Range		Dividends
	High	Low	Declared
2011
Quarter ended March 31, 2011	$13.70	$11.57	$0.05
Quarter ended June 30, 2011	13.94	12.05	0.05
Quarter ended September 30, 2011	14.00	10.81	0.05
Quarter ended December 31, 2011	13.29	11.16	0.05

2010
Quarter ended March 31, 2010	$11.70	$9.73	$0.04
Quarter ended June 30, 2010	12.69	9.89	0.04
Quarter ended September 30, 2010	9.65	8.88	0.04
Quarter ended December 31, 2010	11.71	9.16	0.04
The timing and amount of cash dividends paid depends on our earnings, capital requirements, financial condition and other relevant factors. The primary source for dividends paid to shareholders is the net proceeds retained by the Company from our initial public offering in 2006 and our second-step public offering in 2010. We also have the ability to receive dividends or capital distributions from the Bank, our wholly owned subsidiary. There are regulatory restrictions on the ability of the Bank to pay dividends. See “How We Are Regulated — Limitations on Dividends and Other Capital Distributions” under Item 1 of this report and Note 20 of Notes to Consolidated Financial Statements contained in Item 8 of this report.
Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding the Company’s common stock repurchases during the quarter pursuant to its existing stock repurchase plan.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Programs	Programs
October 1, 2011 to October 31, 2011	373,300	$11.92	373,300	791,675
November 1, 2011 to November 30, 2011	125,800	12.59	125,800	665,875
December 1, 2011 to December 31, 2011	24,000	12.55	24,000	641,875

Total	523,100	$12.11	523,100	641,875

On August 26, 2011, the Company announced its intention to repurchase up to 5% of its total common shares outstanding, or approximately 1,741,975 shares of its common stock, in the open market at prevailing market prices over a period beginning on August 30, 2011, and continuing until the earlier of the completion of the repurchase or the next twelve months, depending upon market conditions. On December 19, 2011, the Company announced that its trading plan with Sandler O’Neill & Partners, LP in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to facilitate repurchases of its common stock (the “Rule 10b5-1 plan”) was terminated. The Rule 10b5-1 plan provided that the Rule 10b5-1 plan would be terminated on the date of the public announcement of an acquisition as a result of which the Company’s common stock is to be exchanged or converted into securities or property. On December 8, 2011, the Company announced the acquisition of Highlands Bancshares Inc. in a stock-for-stock transaction, which terminated the Rule 10b5-1 plan under this provision. Prior to termination on December 19, 2011, 1,100,100 shares were repurchased at an average price of $11.83.

Equity Compensation Plans
Information concerning our equity compensation plan is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on May 15, 2012, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.
Shareholder Return Performance Graph Presentation
The line graph below compares the cumulative total shareholder return on the Company’s common stock to the cumulative total return of a broad index of the NASDAQ Stock Market and a savings and loan industry index (Morningstar Savings and Cooperative Banks Index) for the period December 31, 2006 through December 31, 2011. The information presented below assumes $100 was invested on December 31, 2006, in the Company’s common stock and in each of the indices and assumes the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance.

		12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011

ViewPoint Financial Group, Inc.	Return %		-1.33	-1.17	-8.73	15.28	13.06
	Cum $	100.00	98.67	97.52	89.01	102.61	116.01

NASDAQ Composite-Total Returns	Return %		10.65	-39.98	45.36	18.16	-0.79
	Cum $	100.00	110.65	66.42	96.54	114.07	113.16

Morningstar Savings & Cooperative Banks	Return %		-14.70	-5.16	-9.64	-3.55	-16.20
	Cum $	100.00	85.30	80.89	73.10	70.50	59.08

Item 6.	Selected Financial Data
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

	At and For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$3,180,578	$2,941,995	$2,379,504	$2,213,415	$1,658,204
Loans held for sale	834,352	491,985	341,431	159,884	13,172
Loans receivable, net	1,211,057	1,092,114	1,108,159	1,239,708	908,650
Securities available for sale, at fair value	433,745	717,497	484,058	483,016	542,875
Securities held to maturity, at amortized cost	500,488	432,519	254,724	172,343	20,091
FHLB and Federal Reserve Bank stock	37,590	20,569	14,147	18,069	6,241
Bank-owned life insurance	29,007	28,501	28,117	27,578	26,497
Deposits	1,963,491	2,017,550	1,796,665	1,548,090	1,297,593
Borrowings	771,398	496,219	347,504	435,841	128,451
Shareholders’ equity	406,309	396,589	205,682	194,139	203,794

Selected Operations Data:
Total interest income	$116,224	$115,385	$107,906	$96,795	$84,232
Total interest expense	33,646	44,153	49,286	46,169	41,121

Net interest income	82,578	71,232	58,620	50,626	43,111
Provision for loan losses	3,970	5,119	7,652	6,171	3,268

Net interest income after provision for loan losses	78,608	66,113	50,968	44,455	39,843

Service charges and fees	18,556	18,505	18,954	19,779	22,389
Net gain on sale of loans	7,639	13,041	16,591	9,390	1,298
Gain on redemption of Visa, Inc. shares	—	—	—	771	—
Impairment of collateralized debt obligations	—	—	(12,246)	(13,809)	—
Gain on sale of available for sale securities	6,268	—	2,377	—	—
Other non-interest income	2,085	1,918	1,523	2,733	2,238

Total non-interest income	34,548	33,464	27,199	18,864	25,925

Total non-interest expense	75,240	73,146	74,537	68,911	57,957

Income (loss) before income tax expense (benefit)	37,916	26,431	3,630	(5,592)	7,811
Income tax expense (benefit)	11,588	8,632	960	(2,277)	2,744

Net income (loss)	$26,328	$17,799	$2,670	$(3,315)	$5,067

	At and For the Year Ended December 31,
	2011	2010	2009	2008	2007
Selected Financial Ratios and Other Data (Unaudited):

Performance Ratios:
Return on assets (ratio of net income (loss) to average total assets)	0.89%	0.66%	0.12%	-0.17%	0.32%
Return on equity (ratio of net income (loss) to average equity)	6.45%	5.69%	1.34%	-1.65%	2.40%
Interest rate spread:
Average during period	2.65%	2.49%	2.37%	2.28%	2.14%
End of period	2.48%	2.20%	2.29%	2.09%	2.14%
Net interest margin	2.91%	2.80%	2.72%	2.85%	2.92%
Non-interest income to operating revenue	22.91%	22.48%	20.13%	16.31%	23.53%
Operating expense to average total assets	2.54%	2.71%	3.26%	3.63%	3.62%
Efficiency ratio [1]	67.24%	69.67%	75.87%	82.77%	83.99%
Average interest earning assets to average interest bearing liabilities	121.99%	118.11%	115.14%	121.73%	127.92%
Dividend payout ratio	26.28%	21.70%	92.58%	N/M *	41.74%

Asset Quality Ratios:
Non-performing assets to total assets at end of period	0.80%	0.69%	0.66%	0.17%	0.18%
Non-performing loans to total loans	1.88%	1.59%	1.04%	0.18%	0.23%
Allowance for loan losses to non-performing loans	75.71%	84.22%	105.44%	409.02%	293.29%
Allowance for loan losses to total loans	1.42%	1.34%	1.10%	0.73%	0.67%

Capital Ratios:
Equity to total assets at end of period	12.77%	13.48%	8.64%	8.77%	12.29%
Average equity to average assets	13.76%	11.59%	8.73%	10.59%	13.22%

Other Data:
Number of community bank offices	25	23	23 [2]	30	28
Number of loan production offices	8	14	15	15	9

*	Number is not meaningful.

[1]	Calculated by dividing total noninterest expense by net interest income plus noninterest income, excluding gain (loss) on sale of foreclosed assets, impairment of goodwill, gains from securities transactions and other nonrecurring items.

[2]	In 2009, we opened three new full-service community bank offices in Grapevine, Frisco and Wylie. On January 2, 2009, we announced plans to expand our community banking network by opening more free-standing, full-service community bank offices and transition away from limited-service grocery store banking centers. As a result, we closed ten in-store banking centers located in Carrollton, Dallas, Garland, Plano, McKinney, Frisco and Wylie in 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
Our principal business consists of attracting retail deposits from the general public and the business community and investing those funds, along with borrowed funds, in permanent loans secured by first and second mortgages on owner-occupied, one- to four-family residences and on commercial properties, as well as in secured and unsecured commercial and industrial and consumer loans. Additionally, we have an active program with mortgage banking companies that allows them to close one- to four-family mortgage loans in their own name and temporarily fund their inventory of these closed loans until the loans are sold to investors approved by the Company (the “Warehouse Purchase Program”). We also offer brokerage services for the purchase and sale of non-deposit investment and insurance products through a third party brokerage arrangement.
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
Allowance for Loan Loss. The allowance for loan losses and related provision expense are susceptible to change if the credit quality of our loan portfolio changes, which is evidenced by many factors including but not limited to charge-offs and non-performing loan trends. Generally, one- to four-family residential mortgage lending has a lower credit risk profile compared to consumer lending (such as automobile or personal line of credit loans). Commercial real estate and commercial and industrial lending, however, have higher credit risk profiles than consumer and one- to four- family residential mortgage loans due to these loans being larger in amount and non-homogenous in structure and term. Changes in economic conditions, the mix and size of the loan portfolio and individual borrower conditions can dramatically impact our level of allowance for loan losses in relatively short periods of time. Management believes that the allowance for loan losses is maintained at a level that represents our best estimate of inherent credit losses in the loan portfolio as of December 31, 2011. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, our banking regulators periodically review our allowance for loan losses and may require us to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their review.
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
During the past six years, we have successfully transitioned our lending activities from a predominantly consumer-driven model to become a more diversified consumer and business lender by emphasizing three key lending initiatives: our Warehouse Purchase Program, through which we fund third party mortgage banks; residential mortgage lending through our own mortgage banking company; and commercial real estate lending. Additionally, we are diversifying our loan portfolio by increasing secured commercial and industrial lending to small to mid-size businesses in our market area. Loan diversification improves our earnings because commercial real estate and commercial and industrial loans generally have higher interest rates than residential mortgage loans. Another benefit of commercial lending is that it improves the sensitivity of our interest-earning assets because commercial loans typically have shorter terms than residential mortgage loans and in some cases have variable interest rates. Also, commercial lending helps to build relationships with business customers, which can increase our business deposits.
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

•	Capturing our customers’ full relationship
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
•	Expanding our reach
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
Comparison of Financial Condition at December 31, 2011, and December 31, 2010
General. Total assets increased by $238.6 million, or 8.1%, to $3.18 billion at December 31, 2011, from $2.94 billion at December 31, 2010. The increase in total assets was primarily due to a $463.4 million increase in gross loans, primarily funded by a $285.2 million increase in net FHLB advances and a $215.8 million decline in investment securities.
Loans. Gross loans (including $834.3 million in mortgage loans held for sale at December 31, 2011) increased by $463.4 million, or 29.0%, from $1.60 billion at December 31, 2010, to $2.06 billion at December 31, 2011.

	December 31,	December 31,	Dollar	Percent
	2011	2010	Change	Change
	(Dollars in thousands)
Real estate loans:
One- to four-family	$371,655	$370,149	$1,506	0.4%
Commercial	583,487	479,071	104,416	21.8
One- to four-family construction	8,289	11,435	(3,146)	(27.5)
Commercial construction	1,841	569	1,272	223.6
Loans held for sale	834,352	491,985	342,367	69.6
Home equity/home improvement	140,966	139,165	1,801	1.3

Total real estate loans	1,940,590	1,492,374	448,216	30.0
Automobile loans	33,027	42,550	(9,523)	(22.4)
Other consumer loans	18,143	24,816	(6,673)	(26.9)
Commercial and industrial loans	70,620	39,279	31,341	79.8

Total other loans	121,790	106,645	15,145	14.2

Gross loans	$2,062,380	$1,599,019	$463,361	29.0%

Mortgage loans held for sale increased by $342.4 million, or 69.6%, from December 31, 2010, and consisted of $800.9 million of Warehouse Purchase Program loans purchased for sale under our standard loan participation agreement and $33.4 million of loans originated for sale by our mortgage banking subsidiary, VPM. Our Warehouse Purchase Program enables our mortgage banking company customers to close conforming and some jumbo and second lien one- to four-family mortgage loans in their own name and temporarily fund their inventory of these closed loans until the loans are sold to investors approved by the Company. The Company purchases a 100% participation interest in the loans originated by our mortgage banking company customers, which are then held as one- to four- family mortgage loans held for sale on a short-term basis until they are transferred back to the mortgage banking company customers for sale to an investor. The Company does not recognize gains or losses on the purchase or sale of the participation interests. If the loan is not sold within 90 days, the mortgage banking company customer is required to buy back the loan.
The Warehouse Purchase Program had 36 clients with approved maximum borrowing amounts ranging from $10.0 million to $35.0 million at December 31, 2011, compared to 29 clients at December 31, 2010, and 31 clients at September 30, 2011. During 2011, the average outstanding balance per client was $13.9 million with an average utilization rate of 77%. During the year ended December 31, 2011, the Warehouse Purchase Program generated $2.9 million in fee income and $18.2 million in interest income, compared to $2.7 million in fee income and $18.0 million in interest income during the year ended December 30, 2010. Compared to the quarter ended September 30, 2011, Warehouse Purchase Program balances increased by $137.1 million, or 20.7%, during the quarter ended December 31, 2011. The recent increase in Warehouse Purchase Program loan balances is primarily due to the current low interest rate environment, the industry-wide increase in refinance activity an increase in warehouse utilization rates and loan turnover times due to correspondent market disruptions, and the addition of five new clients during the fourth quarter of 2011.
VPM originated $367.2 million in one- to four-family mortgage loans in 2011, compared to $487.7 million in 2010. Of the $367.2 million originated during the year ended December 31, 2011, $262.2 million was sold or committed to be sold to investors, generating a net gain on sale of loans of $7.6 million during the year. The remaining $105.0 million of VPM production was retained in the Company’s loan portfolio. For asset/liability and interest rate risk management purposes, the Company follows guidelines set forth by the Company’s Asset/Liability Management Committee to determine whether to keep loans in portfolio or sell them with a servicing release premium. The Company evaluates price, yield, duration and credit when determining the amount of loans sold or retained.
In 2010, the Company established a mortgage repurchase liability that reflects management’s estimate of losses for loans for which the Company could have repurchase obligations based on historical investor repurchase and indemnification demands and historical loss ratios. Although investors may demand repurchase at any time, the Company’s historical demands have occurred within 12 months of the investor purchase. The Company had one repurchase and five indemnifications in 2011. In 2010, there were two repurchases and seven indemnifications. Actual losses were $117,675 and $58,802 during the years ended December 31, 2011 and 2010, respectively. The liability, included in “Other Liabilities” in the consolidated balance sheet, was $52,000 at December 31, 2011. Additions to the liability reduced net gains on mortgage loan origination/sales.

Commercial real estate loans increased by $104.4 million, or 21.8%, from December 31, 2010, with $35.0 million of this growth coming from business real estate lending to small and mid-size businesses operating in the communities we serve. In 2011, our commercial real estate portfolio generated interest income of $34.3 million and fee income of $608,000, compared to $32.0 million in interest income and $137,000 in fee income during the year ended December 31, 2010. Our commercial real estate portfolio consists almost exclusively of loans secured by existing, multi-tenanted commercial real estate. 91% of our commercial real estate loan balances are secured by properties located in Texas, a market that we do not believe has experienced the same level of economic pressure experienced in certain other geographic areas in the United States. The below table illustrates the geographic concentration of our commercial real estate portfolio at December 31, 2011:

Texas	91%
Oklahoma	3
Louisiana	2
California	2
Illinois	1
Other*	1

100%

*	“Other” consists of Arizona, Georgia, Nevada, New Mexico, Oregon, Kansas, Missouri and Washington
Our commercial and industrial portfolio increased by $31.3 million, or 79.8%, from December 31, 2010, as we continue to focus on developing this portfolio by adding experienced commercial lenders and applying local loan decisioning and a sophisticated loan pricing model. During 2011, we originated $34.4 million in commercial and industrial loans, with the average balance of this portfolio increasing by $8.2 million during 2011, compared to the same time period last year.
Consumer loans, including automobile, other secured installment loans, and unsecured lines of credit, decreased by $16.2 million, or 24.0%, from December 31, 2010. In March 2011, we sold the remainder of our government-guaranteed student loan portfolio, which totaled $4.6 million at December 31, 2010. This portfolio was sold due to the increasing costs of maintaining and servicing the declining portfolio balance compared to the comparatively low portfolio yield. The sale of this portfolio resulted in a net loss of $146,000.
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
A modified loan is considered a troubled debt restructuring (“TDR”) when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower or collateral with similar credit risk characteristics. Modifications to loan terms may include a modification of the contractual interest rate to a below-market rate (even if the modified rate is higher than the original rate), forgiveness of accrued interest, forgiveness of a portion of principal, an extended repayment period or a deed in lieu of foreclosure or other transfer of assets other than cash to fully or partially satisfy a debt. The Company’s policy is to place all TDRs on nonaccrual for a minimum period of six months. Loans qualify for a return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months and the collection of principal and interest under the revised terms is deemed probable. At December 31, 2011, $3.3 million in TDRs were accruing interest and $10.4 million of TDRs were classified as nonaccrual, including $9.3 million attributable to five commercial real estate loans. Of those loans, four totaling $8.4 million were performing in accordance with their restructured terms at December 31, 2011.
Our non-performing loans to total loans ratio at December 31, 2011, was 1.88%, compared to 1.59% at December 31, 2010. Non-performing loans increased by $5.5 million, from $17.6 million at December 31, 2010, to $23.1 million at December 31, 2011. Compared to September 30, 2011, non-performing loans increased by $5.7 million, primarily due to a $5.3 million increase in commercial real estate non-performing loans. This increase was due to one commercial real estate loan with a principal balance of $6.1 million that was placed on nonaccrual status in December 2011. This loan was previously rated as Special Mention and was current at December 31, 2011. Because the loan was under consideration for a modification subsequent to year-end wherein a rate concession had been contemplated, the pending TDR classification and impairment resulted in a Substandard rating and nonaccrual status at year-end. Loans delinquent 30 days or more increased by $9.0 million, primarily due to one Pass rated commercial real estate loan with a principal balance of $12.2 million that was 30 days past due at December 31, 2011. The borrower made their December payment in early January 2012.
Our allowance for loan losses at December 31, 2011, was $17.5 million, or 1.42% of total loans, compared to $14.8 million, or 1.34% of total loans, at December 31, 2010. Our allowance for loan losses to non-performing loans ratio was 75.71% at December 31, 2011, compared to 84.22% as of December 31, 2010.
Securities. Our securities portfolio decreased by $215.8 million, or 18.8%, to $934.2 million at December 31, 2011, from $1.15 billion at December 31, 2010. The decrease in our securities portfolio resulted from $279.4 million in securities sales and paydowns totaling $664.9 million; these were partially offset by purchases totaling $728.3 million. The securities sales were part of an asset/liability management strategy to lower asset duration, improve the yield on earning assets and support loan growth, primarily in the Warehouse Purchase Program.
Deposits. Total deposits decreased by $54.1 million, or 2.7%, to $1.96 billion at December 31, 2011, from $2.02 billion at December 31, 2010.

	December 31,	December 31,	Dollar	Percent
	2011	2010	Change	Change
	(Dollars in thousands)
Non-interest bearing demand	$211,670	$201,998	$9,672	4.8%
Interest bearing demand	498,253	438,719	59,534	13.6
Savings	155,276	148,399	6,877	4.6
Money Market	592,979	554,261	38,718	7.0
IRA savings	11,321	9,251	2,070	22.4
Time	493,992	664,922	(170,930)	(25.7)

Total deposits	$1,963,491	$2,017,550	$(54,059)	(2.7%)

The decrease in deposits was attributable to a $170.9 million, or 25.7%, decrease in time deposits, which was primarily due to a $143.6 million decline in public funds certificates. This decline was part of a pricing strategy to improve our net interest margin. The decrease in time deposits was partially offset by a $59.5 million, or 13.6%, increase in interest-bearing demand deposits, principally in our Absolute Checking product, which increased by $54.5 million during 2011. Absolute Checking encourages relationship accounts with required electronic transactions that are intended to reduce the expense of maintaining this product. These requirements include using direct deposit or online bill pay, receiving statements online and having at least 15 Visa Check Card purchase transactions per month. At December 31, 2011, 54% of Absolute Checking account holders met the requirements to earn the 3.0% APY. Since Absolute Checking was introduced in May 2008, the balance has increased $431.2 million, from $5.4 million at the product’s inception to $436.6 million at December 31, 2011. The average rate paid on Absolute Checking accounts during the year ended December 31, 2011 was 1.99%, compared to 2.77% for the year ended December 31, 2010.
Money market balances increased by $38.7 million, or 7.0%, with $33.7 million of this increase attributable to our new Insured Cash Sweep money market product, through which customer funds are swept from a transaction account at the Company into money market accounts at multiple banks to allow access to FDIC insurance coverage through multiple accounts.
Borrowings. FHLB advances, net of a $4.2 million restructuring prepayment penalty, increased by $285.2 million, or 61.8%, from $461.2 million at December 31, 2010, to $746.4 million at December 31, 2011. The outstanding balance of FHLB advances increased due to a strategic decision to fund a portion of the increase in Warehouse Purchase Program average balances with short term advances, a strategy that began in September 2010. At December 31, 2011, the Company was eligible to borrow an additional $515.9 million from the FHLB. Additionally, the Company is eligible to borrow from the Federal Reserve Bank discount window and has three available federal funds lines of credit with other financial institutions totaling $76.0 million.
In November 2010, $91.6 million in fixed-rate FHLB advances were modified. These 22 advances that were modified had a weighted average rate of 4.15% and an average term to maturity of approximately 2.6 years. These advances were prepaid and restructured with $91.6 million of new, lower-cost FHLB advances with a weighted average rate of 1.79% and an average term to maturity of approximately 5.0 years. The early repayment of the debt resulted in a prepayment penalty of $5.4 million, which will be amortized to interest expense in future periods as an adjustment to the cost of the new FHLB advances. The effective rate of the new advances after accounting for the prepayment penalty is 2.98%. The prepayment penalty balance, net of accumulated amortization, was $4.2 million at December 31, 2011.
In addition to FHLB advances, the Company has a $25.0 million repurchase agreement with Credit Suisse. In October 2011, the Company prepaid four promissory notes for unsecured loans totaling $10 million obtained from four local, private investors in October 2009. The notes could not be prepaid by the Company during the first two years of the loan term, but thereafter could be prepaid in whole or in part at any time without fee or penalty. Each of the four promissory notes had an interest rate of 6% per annum.
The below table shows FHLB advances by maturity and weighted average rate at the end of the period:

		Weighted
		Average
	Balance	Rate
Less than 90 days	$459,644	0.19%
Less than one year	29,576	2.24
One to three years	103,650	2.11
Three to five years	124,041	3.10
After five years	33,709	4.59

	750,620	1.21%

Restructuring prepayment penalty	(4,222)

Total	$746,398

Shareholders’ Equity. Total shareholders’ equity increased by $9.7 million, or 2.5%, from $396.6 million at December 31, 2010, to $406.3 million at December 31, 2011.

	December 31,	December 31,	Dollar	Percent
	2011	2010	Change	Change
	(Dollars in Thousands)
Common stock	$337	$349	$(12)	(3.4%)
Additional paid-in capital	279,473	289,591	(10,118)	(3.5)
Retained Earnings	144,535	125,125	19,410	15.5
Accumulated other comprehensive income (loss)	1,347	2,373	(1,026)	(43.2)
Unearned ESOP shares	(19,383)	(20,849)	1,466	(7.0)

Total shareholders’ equity	$406,309	$396,589	$9,720	2.5%

The increase in shareholders’ equity was primarily due to net income of $26.3 million recognized during the year ended December 31, 2011, which was partially offset by the payment of four quarterly dividends totaling $0.20 per common share and the repurchase of $13.0 million of Company common stock. These dividends reduced retained earnings by $6.9 million during the year ended December 31, 2011. 1,100,100 shares of Company common stock were repurchased at an average price of $11.83, resulting in reductions to common stock and additional paid-in capital.
Comparison of Results of Operation for the Years Ended December 31, 2011 and 2010
General. Net income for the year ended December 31, 2011, was $26.3 million, an increase of $8.5 million, or 47.9%, from net income of $17.8 million for the year ended December 31, 2010. Net income for the year ended December 31, 2011, included a $4.1 million net of tax gain on the sale of available for sale securities. The increase in net income was driven by higher net interest income, the gain on sale of securities and a lower provision for loan losses, and was partially offset by a $5.4 million decline in the net gain on sales of loans and a $2.1 million increase in noninterest expense. Our basic and diluted earnings per share for the year ended December 31, 2011, were $0.81, a $0.22 increase from $0.59 for the year ended December 31, 2010.
Interest Income. Interest income increased by $839,000, or 0.7%, from $115.4 million for the year ended December 31, 2010, to $116.2 million for the year ended December 31, 2011.

	Year Ended
	December 31,		Dollar	Percent
	2011	2010	Change	Change
	(Dollars in Thousands)
Interest and dividend income
Loans, including fees	$88,238	$88,550	$(312)	(0.4%)
Securities	27,722	26,365	1,357	5.1
Interest-bearing deposits in other financial institutions	170	402	(232)	(57.7)
FHLB stock	94	68	26	38.2

	$116,224	$115,385	$839	0.7%

The increase in interest income was driven by a $1.4 million, or 5.1%, increase in the interest income earned on securities, which was attributable to a $3.9 million increase in the interest earned on agency collateralized mortgage obligations. Although the average yield on collateralized mortgage obligations declined by 56 basis points from the year ended December 31, 2010, compared to the same period in 2011, the average balance increased by $305.4 million. This increase in interest income from securities was partially offset by a $312,000 decline in interest income earned from loans. A $2.3 million increase in interest income on commercial real estate loans due to a $44.2 million increase in the average balance was offset by a $1.4 million decline in interest income on consumer loans due to lower volume and a $1.4 million decline in one- to four- family real estate interest income due to decreases in both loan volume and yield. Interest income on Warehouse Purchase Program balances increased by $270,000, as a $47.0 million increase in the average balance offset a 49 basis point decline in the average yield. Additionally, an $8.2 million increase in the average balance of commercial and industrial loans led to a $482,000 increase in interest earned in that loan category. Overall, the yield on interest-earning assets for the year ended December 31, 2011, decreased by 44 basis points, from 4.54% for the year ended December 31, 2010, to 4.10% for the same period in 2011.
Interest Expense. Interest expense decreased by $10.6 million, or 23.8%, from $44.2 million for the year ended December 31, 2010, to $33.6 million for the year ended December 31, 2011.

	Year Ended
	December 31,		Dollar	Percent
	2011	2010	Change	Change
	(Dollars in Thousands)
Interest expense
Deposits	$22,474	$31,015	$(8,541)	(27.5%)
FHLB advances	9,882	11,723	(1,841)	(15.7)
Repurchase agreement	816	816	—	—
Other borrowings	474	599	(125)	(20.9)

	$33,646	$44,153	$(10,507)	(23.8%)

The decrease was primarily caused by an $8.5 million, or 27.5%, decrease in the interest expense paid on deposits. Although the average balance of savings and money market accounts increased by $20.3 million, an 80 basis point decrease in the average rate led to a $5.6 million decline in interest expense on this deposit category. Additionally, a $31.3 million decrease in the average balance of time deposits, coupled with a 26 basis point rate decline, caused a $2.2 million decrease in interest expense on time deposits. The average balance of interest-bearing demand deposits increased by $95.6 million; however, the average rate declined by 63 basis points, leading to a $667,000 reduction in interest expense. Deposit cost has continued to decline due to gradual rate reductions in Absolute Checking and other interest-bearing deposit accounts.
Interest expense on borrowings decreased by $2.0 million, or 15.0%, as an $86.6 million increase in the average balance of borrowings was offset by a 99 basis point reduction in the average rate. The decrease in the average rate paid on borrowings was caused by the strategic decision to fund a portion of the increase in Warehouse Purchase Program balances with short-term advances. Additionally, in November 2010, $91.6 million in fixed-rate FHLB advances were modified. These advances, which had a weighted average rate of 4.15%, were prepaid and restructured with $91.6 million of new, lower-cost FHLB advances with a weighted average rate of 1.79%, which contributed to the reduction in interest expense paid on FHLB advances. Also, in October 2011, the Company prepaid four promissory notes for unsecured loans totaling $10 million obtained from four local, private investors in October 2009. The notes could not be prepaid by the Company during the first two years of the loan term, but thereafter could be prepaid in whole or in part at any time without fee or penalty. Each of the four promissory notes had an interest rate of 6% per annum. Overall, the cost of interest-bearing liabilities decreased 60 basis points, from 2.05% for the year ended December 31, 2010, to 1.45% for the year ended December 31, 2011.
Net Interest Income. Net interest income increased by $11.4 million, or 15.9%, to $82.6 million for the year ended December 31, 2011, from $71.2 million for the year ended December 31, 2010. The net interest rate spread increased 16 basis points to 2.65% for the year ended December 31, 2011, from 2.49% for the same period last year. The net interest margin increased 11 basis points to 2.91% for the year ended December 31, 2011, from 2.80% for the same period last year. The increase in the net interest rate spread and margin was primarily attributable to lower deposit and borrowing rates.

Provision for Loan Losses. The provision for loan losses was $4.0 million for the year ended December 31, 2011, a decrease of $1.1 million, or 22.4%, from the year ended December 31, 2010. The balance of the allowance for loan losses increased by $2.6 million from December 31, 2010, to December 31, 2011, as management increased qualitative factors considered in determining the appropriateness of the allowance, due to the continued weak economic conditions and an increase in non-performing loans. Despite these trends, the Company has not seen an increase in charge-offs, as net charge-offs declined by $1.3 million from 2010 to 2011.
Non-interest Income. Non-interest income increased by $1.0 million, or 3.2%, from $33.5 million for the year ended December 31, 2010, to $34.5 million for the year ended December 31, 2011.

	Year Ended
	December 31,		Dollar	Percent
	2011	2010	Change	Change
	(Dollars in Thousands)
Non-interest income
Service charges and fees	$18,556	$18,505	$51	0.3%
Other charges and fees	723	711	12	1.7
Net gain on sale of mortgage loans	7,639	13,041	(5,402)	(41.4)
Bank-owned life insurance income	506	384	122	31.8
Gain on sale of available for sale securities	6,268	—	6,268	N/M
Loss on sale and disposition of assets	(798)	(365)	(433)	(118.6)
Impairment of goodwill	(271)	—	(271)	N/M
Other	1,925	1,188	737	62.0

	$34,548	$33,464	$1,084	3.2%

The increase in non-interest income was primarily attributable to the sale of available for sale securities in 2011, which generated a pre-tax gain of $6.3 million. Proceeds from the sale totaled $279.4 million. This increase was partially offset by a $5.4 million, or 41.4%, decline in the net gain on sale of mortgage loans, as VPM sold $268.8 million in loans to outside investors in 2011, compared to $402.0 million in 2010. The decrease in sales can be attributed to the lower volume of one- to four-family loan originations in 2011 compared to the volume experienced during the prior year. Loss on sale and disposition of assets increased by $433,000 primarily due to value declines related to a commercial real estate foreclosed asset.
In June 2011, the Company impaired its goodwill by $271,000, reducing the goodwill balance from $1.1 million at December 31, 2010, to $818,000 at December 31, 2011. The goodwill resulted from the Bank’s 2007 purchase of the assets of Bankers Financial Mortgage Group, Ltd (now VPM). Due to the downturn in mortgage market conditions, reduced earnings and loan production personnel changes, the Company performed an evaluation of its goodwill outside of the normal annual review cycle. This evaluation showed a $271,000 excess of carrying value of the goodwill over its fair value.
Service charges and fees increased by $51,000, as lower volume led non-sufficient funds fees to decline by $1.6 million, which was offset by a $1.2 million increase in debit card income due to increased debit card activity and a renegotiated debit card contract. Also, commercial fee income increased by $471,000, which resulted from pre-payment penalties on commercial real estate loans. Other non-interest income increased by $737,000 primarily due to the increase in the value of equity investments in two community development-oriented venture capital funds used for Community Reinvestment Act purposes.

Non-interest Expense. Non-interest expense increased by $2.1 million, or 2.9%, from $73.1 million for the year ended December 31, 2010, to $75.2 million for the year ended December 31, 2011.

	Year Ended
	December 31,		Dollar	Percent
	2011	2010	Change	Change
	(Dollars in Thousands)
Non-interest expense
Salaries and employee benefits	$47,360	$46,203	$1,157	2.5%
Advertising	1,519	1,285	234	18.2
Occupancy and equipment	5,966	5,907	59	1.0
Outside professional services	2,644	2,369	275	11.6
Regulatory assessments	2,401	3,235	(834)	(25.8)
Data processing	4,648	4,232	416	9.8
Office operations	5,972	5,790	182	3.1
Other	4,730	4,125	605	14.7

	$75,240	$73,146	$2,094	2.9%

The increase in non-interest expense was primarily due to a $1.2 million, or 2.5%, increase in salaries and employee benefits expense during the year ended December 31, 2011, compared to the same period in 2010, which increased primarily due to merit increases and staffing increases, as well as new community bank offices opened in Carrollton, Flower Mound and Lake Highlands. A staff reduction and lower commissions at VPM due to the decline in loan production offset salary increases by $2.2 million. Over the past year, we continued to hire new community bank presidents with experience in commercial and industrial lending, as well as additional compliance and back-office staff to assist in meeting our business strategies and to comply with increased regulatory requirements. Additionally, ESOP expense increased by $716,000 due to the shares purchased by the ESOP in the Conversion on July 6, 2010.
Outside professional services expense increased by $275,000, or 11.6%, in 2011 compared to 2010, primarily due to settlement and estimated legal expenses related to litigation. The majority of these expenses is attributable to a class action lawsuit alleging that the Company, the Bank and VPM improperly classified VPM’s mortgage loan officers as exempt employees under the FLSA, and thereby failed to properly compensate them for overtime. At a mediation in September 2011 and without admitting liability, the parties agreed to settle the matter for $350,000. Data processing expense increased by $416,000, or 9.8%, primarily due to increased software renewal costs, while other non-interest expense increased by $605,000, or 14.7%, primarily due to costs relating to our pending acquisition of Highlands Bancshares, Inc. These increases were partially offset by an $834,000, or 25.8%, reduction in regulatory assessments due to the new FDIC fee structure, which uses assets less Tier One capital as an assessment base and resulted in a lower rate.
Income Tax Expense. During the year ended December 31, 2011, we recognized income tax expense of $11.6 million on our pre-tax income, which was an effective tax rate of 30.6%, compared to income tax expense of $8.6 million, which was an effective tax rate of 32.7%, for the year ended December 31, 2010. The decline in the effective tax rate was primarily due to various immaterial adjustments to income tax expense recorded during the period.
Comparison of Results of Operation for the Years Ended December 31, 2010 and 2009
General. Net income for the year ended December 31, 2010 was $17.8 million, an increase of $15.1 million from net income of $2.7 million for the year ended December 31, 2009. The $15.1 million increase is partly due to an $8.1 million (net of tax, using a tax rate of 34%) impairment charge for the year ended December 31, 2009. The $7.0 million increase in net income during the 2010 period compared to 2009 results, excluding the 2009 impairment charge, was driven by higher net interest and noninterest income, a lower provision for loan losses and lower non-interest expense. Our basic and diluted earnings per share for the year ended December 31, 2010 were $0.59 compared to $0.09 for the year ended December 31, 2009.

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

	Year Ended
	December 31,		Dollar	Percent
	2010	2009	Change	Change
	(Dollars in Thousands)
Non-interest income
Service charges and fees	$18,505	$18,954	$(449)	(2.4%)
Other charges and fees	711	586	125	21.3
Net gain on sale of mortgage loans	13,041	16,591	(3,550)	(21.4)
Bank-owned life insurance income	384	539	(155)	(28.8)
Impairment of collateralized debt obligation (all credit)	—	(12,246)	12,246	100.0
Gain on sale of available for sale securities	—	2,377	(2,377)	N/M
Loss on sale and disposition of assets	(365)	(1,041)	676	64.9
Other	1,188	1,439	(251)	(17.4)

	$33,464	$27,199	$6,265	23.0%

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
Other non-interest income declined by $457,000, or 28.0%, primarily due to a $200,000 decline in mortgage subservicing income as one of our subservicing clients left in February 2010 and fluctuations in the value of equity investments in two community development-oriented venture capital funds. These equity investments increased in value by $422,000 during the year ended December 31, 2009, compared to a value increase of $140,000 for 2010.

Non-interest Expense. Non-interest expense decreased by $1.4 million, or 1.9%, from $74.5 million for the year ended December 31, 2009, to $73.1 million for the year ended December 31, 2010.

	Year Ended
	December 31,		Dollar	Percent
	2010	2009	Change	Change
	(Dollars in Thousands)
Non-interest expense
Salaries and employee benefits	$46,203	$46,777	$(574)	(1.2%)
Advertising	1,285	1,284	1	0.1
Occupancy and equipment	5,907	5,999	(92)	(1.5)
Outside professional services	2,369	1,882	487	25.9
Regulatory assessments	3,235	4,018	(783)	(19.5)
Data processing	4,232	4,209	23	0.5
Office operations	5,790	5,984	(194)	(3.2)
Other	4,125	4,384	(259)	(5.9)

	$73,146	$74,537	$(1,391)	(1.9%)

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
Income Tax Expense. During the year ended December 31, 2010, we recognized income tax expense of $8.6 million on our pre-tax income, which was an effective tax rate of 32.7%, compared to income tax expense of $960,000, which was an effective tax rate of 26.5%, for the year ended December 31, 2009. The variance in pre-tax income from 2009 to 2010 caused the increase in income tax expense. The effective tax rate was lower than the Company’s federal tax rate of 35% due to tax benefits relating to our bank-owned life insurance policy, the purchase of municipal bonds (generally tax-exempt revenue) and a tax credit received on an equity investment in a community development-oriented venture capital fund.
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

	Year Ended December 31,
	2011			2010			2009
	Average			Average			Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
One- to four- family real estate	$378,578	$20,058	5.30%	$389,002	$21,422	5.51%	$450,181	$25,297	5.62%
Warehouse Purchase Program loans held for sale	415,334	18,243	4.39	368,341	17,973	4.88	211,446	10,326	4.88
ViewPoint Mortgage loans held for sale	24,199	1,163	4.81	38,946	1,808	4.64	38,107	1,754	4.60
Commercial real estate	517,592	34,320	6.63	473,400	32,006	6.76	431,914	28,788	6.67
Home equity/home improvement	140,713	8,072	5.74	133,328	8,025	6.02	121,486	7,449	6.13
Consumer	54,756	3,622	6.61	80,298	5,038	6.27	115,937	7,202	6.21
Commercial and industrial	43,512	2,760	6.34	35,283	2,278	6.46	60,275	2,986	4.95
Less: deferred fees and allowance for loan loss	(15,697)	—	—	(14,352)	—	—	(11,015)	—	—

Loans receivable [1]	1,558,987	88,238	5.66	1,504,246	88,550	5.89	1,418,331	83,802	5.91
Agency mortgage-backed securities	455,552	12,583	2.76	466,536	13,959	2.99	300,006	12,131	4.04
Agency collateralized mortgage obligations	666,861	12,940	1.94	361,453	9,025	2.50	291,949	9,601	3.29
Investment securities	62,410	2,199	3.52	100,879	3,381	3.35	52,754	1,704	3.23
FHLB and FRB stock	21,468	94	0.44	16,939	68	0.40	15,469	16	0.10
Interest earning deposit accounts	68,007	170	0.25	90,614	402	0.44	74,356	652	0.88

Total interest-earning assets	2,833,285	116,224	4.10	2,540,667	115,385	4.54	2,152,865	107,906	5.01

Non-interest-earning assets	134,562			157,703			132,361

Total assets	$2,967,847			$2,698,370			$2,285,226

Interest-bearing liabilities:
Interest-bearing demand	$469,715	8,309	1.77	$374,083	8,976	2.40	$163,996	3,350	2.04
Savings and money market	738,503	3,466	0.47	718,224	9,102	1.27	670,518	12,007	1.79
Time	627,736	10,699	1.70	658,988	12,937	1.96	661,231	19,009	2.87
Borrowings	486,519	11,172	2.30	399,880	13,138	3.29	374,029	14,920	3.99

Total interest-bearing liabilities	2,322,473	33,646	1.45	2,151,175	44,153	2.05	1,869,774	49,286	2.64

Non-interest-bearing checking	195,278			183,720			175,797

Non-interest-bearing liabilities	41,832			50,853			40,096

Total liabilities	2,559,583			2,385,748			2,085,667

Total shareholders’ equity	408,264			312,622			199,559

Total liabilities and shareholders’ equity	$2,967,847			$2,698,370			$2,285,226

Net interest income and margin		$82,578	2.91%		$71,232	2.80%		$58,620	2.72%

Net interest income and margin (tax-equivalent basis) [2]		$83,273	2.94%		$72,096	2.84%		$58,886	2.74%

Net interest rate spread			2.65%			2.49%			2.37%
Net earning assets	$510,812			$389,492			$283,091

Average interest-earning assets to average interest-bearing liabilities	121.99%			118.11%			115.14%

[1]	Calculated net of deferred fees, loan discounts, loans in process and allowance for loan losses. Includes loans held for sale. Construction loans have been included in the one- to four- family and commercial real estate line items, as appropriate.

[2]	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for 2011 and 2010 and 34% for 2009. Tax-exempt investments and loans had an average balance of $52.6 million, $41.7 million and $13.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

	Year Ended December 31,
	2011 versus 2010			2010 versus 2009
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
One- to four- family real estate	$(565)	$(799)	$(1,364)	$(3,378)	$(497)	$(3,875)
Warehouse Purchase Program loans held for sale	2,165	(1,895)	270	7,656	(9)	7,647
ViewPoint Mortgage loans held for sale	(707)	62	(645)	39	15	54
Commercial real estate	2,940	(626)	2,314	2,800	418	3,218
Home equity/home improvement	433	(386)	47	715	(139)	576
Consumer	(1,677)	261	(1,416)	(2,235)	71	(2,164)
Commercial and industrial	523	(41)	482	(1,455)	747	(708)

Loans receivable	3,112	(3,424)	(312)	4,142	606	4,748
Agency mortgage-backed securities	(323)	(1,053)	(1,376)	5,541	(3,713)	1,828
Agency collateralized mortgage obligations	6,281	(2,366)	3,915	2,012	(2,588)	(576)
Investment securities	(1,348)	166	(1,182)	1,611	66	1,677
FHLB and FRB stock	19	7	26	2	50	52
Interest earning deposit accounts	(84)	(148)	(232)	121	(371)	(250)

Total interest-earning assets	7,657	(6,818)	839	13,429	(5,950)	7,479

Interest-bearing liabilities:
Interest-bearing demand	1,997	(2,664)	(667)	4,951	675	5,626
Savings and money market	250	(5,886)	(5,636)	805	(3,710)	(2,905)
Time	(592)	(1,646)	(2,238)	(64)	(6,008)	(6,072)
Borrowings	2,488	(4,454)	(1,966)	980	(2,762)	(1,782)

Total interest bearing liabilities	4,143	(14,650)	(10,507)	6,672	(11,805)	(5,133)

Net interest income	$3,514	$7,832	$11,346	$6,757	$5,855	$12,612

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
In addition to the primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of December 31, 2011, the Company had an additional borrowing capacity of $515.9 million with the FHLB. The Company may also use the discount window at the Federal Reserve Bank as a source of short-term funding. Federal Reserve Bank borrowing capacity varies based upon securities pledged to the discount window line. As of December 31, 2011, securities pledged had a collateral value of $33.7 million. Also, at December 31, 2011, the Company had $76.0 million in federal funds lines of credit available with other financial institutions.
As of December 31, 2011, the Company had classified 46.4% of its securities portfolio as available for sale, providing an additional source of liquidity. Management believes that because active markets exist and our securities portfolio is of high quality, our available for sale securities are marketable. In addition, we have historically sold mortgage loans in the secondary market to create another source of liquidity and to reduce interest rate risk. Participations in loans we originate, including portions of commercial real estate loans, are sold to create still another source of liquidity and to manage borrower concentration risk as well as interest rate risk.
Liquidity management is both a daily and long-term function of business management. Short term excess liquidity is generally placed in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities.
The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and interest and principal on outstanding debt. The Company’s primary source of funds consists of the net proceeds retained by the Company from our initial public offering in 2006 and our “second-step” offering, which concluded in July 2010. We also have the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At December 31, 2011, the Company (on an unconsolidated basis) had liquid assets of $62.2 million.
The Company uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At December 31, 2011, the total approved loan commitments (including Warehouse Purchase Program commitments) and unused lines of credit outstanding amounted to $337.8 million and $98.8 million, respectively, compared to $395.8 million and $79.2 million, respectively, as of December 31, 2010. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Company. Certificates of deposit scheduled to mature in one year or less at December 31, 2011 totaled $325.1 million with a weighted average rate of 1.08%.
During 2011, cash and cash equivalents decreased by $22.4 million, or 32.5%, from $68.7 million as of December 31, 2010, to $46.3 million as of December 31, 2011. Cash used in operating activities of $294.2 million offset cash provided by investing activities of $70.6 million and cash provided by financing activities of $201.2 million. Primary sources of cash for the year ended December 31, 2011 included proceeds from the sale of loans held for sale of $7.55 billion (primarily related to our Warehouse Purchase Program), maturities, prepayments and calls of available-for-sale securities of $551.2 million and proceeds from FHLB advances of $502.5 million. Primary uses of cash for the year ended December 31, 2011, included loans originated or purchased for sale of $7.87 billion (primarily related to our Warehouse Purchase Program), purchases of available-for-sale securities of $544.2 million, repayments on FHLB advances of $217.3 million and purchases of held-to-maturity securities of $184.1 million.

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
Off-Balance Sheet Arrangements, Contractual Obligations and Commitments
The following table presents our longer term, non-deposit related, contractual obligations and commitments to extend credit to our borrowers, in aggregate and by payment due dates (not including any interest amounts). In addition to the commitments below, the Company had overdraft protection available to its depositors in the amount of $71.5 million at December 31, 2011.

	December 31, 2011
		One
		through	Four
	Less than	Three	through	After Five
	One Year	Years	Five Years	Years	Total
	(Dollars in thousands)
Contractual obligations:
FHLB advances (gross of restructuring prepayment penalty of $4,222)	$489,220	$103,650	$124,041	$33,709	$750,620
Repurchase agreement	—	—	—	25,000	25,000
Operating leases (premises)	1,191	1,988	1,510	4,383	9,072

Total advances and operating leases	$490,411	$105,638	$125,551	$63,092	$784,692

Off-balance sheet loan commitments: [1]
Undisbursed portions of loans closed	$43,162	$—	$—	$—	$43,162
Commitments to originate loans	60,606	—	—	—	60,606
Unused commitment on Warehouse Purchase Program loans	234,066	—	—	—	234,066
Unused lines of credit	98,790	—	—	—	98,790

Total loan commitments	$436,624	$—	$—	$—	$436,624

Total contractual obligations and loan commitments					$1,221,316

[1]	Loans having no stated maturity are reported in the “Less than One Year” category.
Capital Resources
The Bank and the Company are subject to minimum capital requirements imposed by the OCC and the FRB. Consistent with our goal to operate a sound and profitable organization, our policy is for the Bank and the Company to maintain “well-capitalized” status under the capital categories of the OCC and the FRB. Based on capital levels at December 31, 2011, and 2010, the Bank and the Company were considered to be well-capitalized. See “How We Are Regulated — Regulatory Capital Requirements.”
At December 31, 2011, the Bank’s equity totaled $321.8 million. The total risk-based capital ratio for December 31, 2011, and December 31, 2010, was 20.36% and 18.42%, respectively. The tier one capital ratio for December 31, 2011, and December 31, 2010, was 9.94% and 9.73%, respectively.
The Company’s equity totaled $406.3 million, or 12.8% of total assets, at December 31, 2011. The Company is subject to capital requirements imposed by its regulator, the FRB. The total risk-based capital ratio for the Company at December 31, 2011, was 25.46% and the tier one capital ratio for the Company at December 31, 2011, was 12.58%. The Company was not regulated by the FRB at December 31, 2010.

Impact of Inflation
The effects of price changes and inflation can vary substantially for most financial institutions. While management believes that inflation affects the economic value of total assets, it believes that it is difficult to assess the overall impact. Management believes this to be the case due to the fact that generally neither the timing nor the magnitude of changes in the consumer price index (“CPI”) coincides with changes in interest rates or asset values. For example, the price of one or more of the components of the CPI may fluctuate considerably, influencing composite CPI, without having a corresponding effect on interest rates, asset values, or the cost of those goods and services normally purchased by the Bank. In years of high inflation, intermediate and long-term interest rates tend to increase, adversely impacting the market values of investment securities, mortgage loans and other long-term fixed rate loans. In addition, high inflation may lead to higher short-term interest rates, which tend to increase the cost of funds. In years of low inflation, the opposite may occur.
Recent Accounting Pronouncements
For discussion of Recent Accounting Pronouncements, please see Note 1 — Adoption of New Accounting Standards and Note 1 — Effect of Newly Issued But Not Yet Effective Accounting Standards of the Notes to Consolidated Financial Statements under Item 8 of this report.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Asset/Liability Management
Our Risk When Interest Rates Change. The rates of interest we earn on assets and pay on liabilities generally are established contractually for a period of time. However, market rates change over time. Like other financial institutions, our results of operations are impacted by changes in market interest rates and the interest rate sensitivity of our assets and liabilities. The risk associated with changes in market interest rates and our ability to adapt to these changes is known as interest rate risk and is our most significant market risk.
How We Measure Our Risk of Interest Rate Changes. As part of our attempt to manage our exposure to changes in market interest rates and comply with applicable regulations, we calculate and monitor our interest rate risk. In doing so, we analyze and manage assets and liabilities based on their interest rates and contractual cash flows, timing of maturities, prepayment potential, repricing opportunities, and sensitivity to actual or potential changes in market interest rates.
The Company is subject to interest rate risk to the extent that its interest bearing liabilities, primarily deposits, FHLB advances and other borrowings, reprice more rapidly or slowly, or at different rates (basis risk) than its interest earning assets, primarily loans and investment securities.
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
The Bank has adopted an asset and liability management policy. This policy sets the foundation for monitoring and managing the potential for adverse effects of material prolonged increases or decreases in interest rates on our results of operations. The Board of Directors sets the asset and liability policy for the Bank, which is implemented by the Asset/Liability Management Committee.
The purpose of the Asset/Liability Management Committee is to monitor, communicate, coordinate, and direct asset/liability management consistent with our business plan and board-approved policies. The committee directs and monitors the volume and mix of assets and funding sources, taking into account relative costs and spreads, interest rate sensitivity and liquidity needs. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, interest rate risk, growth, and profitability goals.
The Committee meets on a bimonthly basis to, among other things, protect capital through earnings stability over the interest rate cycle; maintain our well-capitalized status; and provide a reasonable return on investment. The Committee recommends appropriate strategy changes based on this review. The Committee is responsible for reviewing and reporting the effects of policy implementation and strategies to the Board of Directors at least quarterly. In addition, two outside members of the Board of Directors are on the Asset/Liability Management Committee. Senior managers oversee the process on a daily basis.

A key element of the Bank’s asset/liability management strategy is to protect earnings by managing the inherent maturity and repricing mismatches between its interest earning assets and interest bearing liabilities. The Bank generally manages such earnings exposure through the addition of adjustable rate loans and investment securities, through the sale of certain fixed rate loans in the secondary market, and by entering into appropriate term FHLB advance agreements.
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
The Bank’s asset/liability management strategy sets acceptable limits for the percentage change in EVE given changes in interest rates. For instantaneous, parallel, and sustained interest rate increases and decreases of 100 and 200 basis points, the Bank’s policy indicates that the EVE ratio should not fall below 7.00% and 6.00%, respectively, and for an increase of 300 and 400 basis points, the EVE ratio should not fall below 5.25% and 5.00%, respectively. As illustrated in the tables below, the Bank was within policy limits for all scenarios tested. The tables presented below, as of December 31, 2011, and December 31, 2010, are internal analyses of our interest rate risk as measured by changes in EVE for instantaneous, parallel, and sustained shifts for all market rates and yield curves, in 100 basis point increments, up 400 basis points and down 100 basis points.
As illustrated in the tables below, our EVE would be negatively impacted by a parallel, instantaneous, and sustained increase in market rates. Such an increase in rates would negatively impact EVE as a result of the duration of assets, including fixed rate residential mortgage loans, extending longer than the duration of liabilities, primarily deposit accounts and FHLB borrowings. As interest rates rise, the market value of fixed rate loans and securities declines due to higher discount rates and anticipated slowing prepayment rates.
We have implemented a strategic plan to mitigate interest rate risk. This plan includes the ongoing review of our mix of fixed rate versus variable rate loans, investments, deposits, and borrowings. When available and appropriate, high quality adjustable rate assets are purchased or originated. These assets reduce our sensitivity to upward interest rate shocks. On the liability side of the balance sheet, term borrowings are added as appropriate. These borrowings will be of a size and term so as to mitigate the impact of duration mismatches, reducing our sensitivity to upward interest rate shocks. These strategies are implemented as needed and as opportunities arise to mitigate interest rate risk without materially sacrificing earnings.

December 31, 2011
Change in
Interest
Rates in
Basis				EVE
Points	Economic Value of Equity			Ratio %
	$ Amount	$ Change	% Change
	(Dollars in Thousands)
400	392,825	(17,571)	(4.28)	13.22
300	410,840	444	0.11	13.51
200	420,598	10,202	2.49	13.54
100	421,130	10,734	2.62	13.30
—	410,396	—	—	12.75
(100)	383,397	(26,999)	(6.58)	11.76

December 31, 2010
Change in
Interest
Rates in
Basis				EVE
Points	Economic Value of Equity			Ratio %
	$ Amount	$ Change	% Change
	(Dollars in Thousands)
400	216,942	(108,087)	(33.25)	8.03
300	244,653	(80,376)	(24.73)	8.84
200	276,441	(48,588)	(14.95)	9.75
100	304,179	(20,850)	(6.41)	10.48
—	325,029	—	—	10.96
(100)	327,497	2,468	0.76	10.89
The Bank’s EVE was $410.4 million, or 12.75%, of the market value of portfolio assets as of December 31, 2011, an $85.4 million increase from $325.0 million, or 10.96%, of the market value of portfolio assets as of December 31, 2010. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $10.2 million increase in our EVE at December 31, 2011, compared to a $48.6 million decrease at December 31, 2010, and would result in a 79 basis point increase in our EVE ratio to 13.54% at December 31, 2011, as compared to a 121 basis point decrease to 9.75% at December 31, 2010. An immediate 100 basis point decrease in market interest rates would result in a $27.0 million decrease in our EVE at December 31, 2011, compared to $2.5 million increase at December 31, 2010, and would result in a 99 basis point decrease in our EVE ratio to 11.76% at December 31, 2011, as compared to a 7 basis point decrease in our EVE ratio to 10.89% at December 31, 2010.
Between the December 31, 2011, and December 31, 2010 EVE measurements, a research study of the bank’s non-maturity deposit accounts was completed. In this study, decay rates, repricing betas, and customer behavior were analyzed over time on an individual account level basis. The results were aggregated by product, with recommendations which were subsequently implemented. The updated account assumptions resulted in an increase to the overall projected duration of the non-maturity deposit account portfolio.
In addition to monitoring selected measures of EVE, management also calculates and monitors potential effects on net interest income resulting from increases or decreases in market interest rates. This process is used in conjunction with EVE measures to identify interest rate risk on both a global and account level basis. In managing our mix of assets and liabilities, while considering the relationship between long and short term interest rates, market conditions, and consumer preferences, we may place somewhat greater emphasis on maintaining or increasing the Bank’s net interest margin than on strictly matching the interest rate sensitivity of its assets and liabilities.
Management also believes that at times the increased net income which may result from a mismatch in the actual maturity, repricing, or duration of its asset and liability portfolios can provide sufficient returns to justify the increased exposure to sudden and unexpected increases or decreases in interest rates which may result from such a mismatch. Management believes that the Bank’s level of interest rate risk is acceptable under this approach.

In evaluating the Bank’s exposure to market interest rate movements, certain shortcomings inherent in the method of analysis presented in the foregoing table must be considered. For example, although certain assets and liabilities may have similar maturities or repricing characteristics, their interest rate drivers may react in different degrees to changes in market interest rates (basis risk). Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market interest rates. Additionally, certain assets, such as adjustable rate mortgages, have features which restrict changes in interest rates over the life of the asset (time to initial interest rate reset; interest rate reset frequency; initial, periodic, and lifetime caps and floors). Further, in the event of a significant change in market interest rates, loan and securities prepayment and time deposit early withdrawal levels may deviate significantly from those assumed in the table above. Assets with prepayment options and liabilities with early withdrawal options are being monitored. Current market rates and customer behavior are being considered in the management of interest rate risk. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. The Bank considers all of these factors in monitoring its exposure to interest rate risk. Of note, the current historically low interest rate environment has resulted in asymmetrical interest rate risk. The interest rates on certain repricing assets and liabilities cannot be fully shocked downward.
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

December 31, 2011, 2010, and 2009

Report of Ernst & Young LLP
Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
ViewPoint Financial Group, Inc.
We have audited the accompanying consolidated balance sheets of ViewPoint Financial Group, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ViewPoint Financial Group, Inc. at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ViewPoint Financial Group, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dallas, Texas
February 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Audit Committee and
Board of Directors
ViewPoint Financial Group, Inc.
Plano, Texas
We have audited the accompanying consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the year ended December 31, 2009 of ViewPoint Financial Group, Inc. (“the Company”). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of ViewPoint Financial Group, Inc. for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

Crowe Horwath LLP
Oak Brook, Illinois
March 4, 2010

CONSOLIDATED BALANCE SHEETS
December 31,
(Dollar amounts in thousands, except share data)

	2011	2010
ASSETS
Cash and due from financial institutions	$16,661	$16,465
Short-term interest-bearing deposits in other financial institutions	29,687	52,185

Total cash and cash equivalents	46,348	68,650
Securities available for sale, at fair value	433,745	717,497
Securities held to maturity (fair value: December 31, 2011 — $518,142 December 31, 2010 — $434,296)	500,488	432,519
Loans held for sale (includes $16,607 and $16,877 carried at fair value at December 31, 2011 and 2010)	834,352	491,985
Loans held for investment (net of allowance for loan losses of $17,487 at December 31, 2011 and $14,847 at December 31, 2010)	1,211,057	1,092,114
FHLB and Federal Reserve Bank stock, at cost	37,590	20,569
Bank-owned life insurance	29,007	28,501
Foreclosed assets, net	2,293	2,679
Premises and equipment, net	50,261	48,731
Goodwill	818	1,089
Accrued interest receivable	8,982	9,248
Prepaid FDIC assessment	4,967	6,606
Other assets	20,670	21,807

Total assets	$3,180,578	$2,941,995

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand	$211,670	$201,998
Interest-bearing demand	498,253	438,719
Savings and money market	759,576	711,911
Time	493,992	664,922

Total deposits	1,963,491	2,017,550
FHLB advances (net of prepayment penalty of $4,222 at December 31, 2011 and $5,259 at December 31, 2010)	746,398	461,219
Repurchase agreement	25,000	25,000
Other borrowings	—	10,000
Accrued interest payable	1,220	1,541
Other liabilities	38,160	30,096

Total liabilities	2,774,269	2,545,406

Commitments and contingent liabilities	—	—

Shareholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized; 0 shares issued — December 31, 2011 and December 31, 2010	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; 33,700,399 shares issued — December 31, 2011 and 34,839,491 shares issued — December 31, 2010	337	349
Additional paid-in capital	279,473	289,591
Retained earnings	144,535	125,125
Accumulated other comprehensive income, net	1,347	2,373
Unearned Employee Stock Ownership Plan (ESOP) shares; 2,102,234 shares at December 31, 2011 and 2,286,428 shares at December 31, 2010	(19,383)	(20,849)

Total shareholders’ equity	406,309	396,589

Total liabilities and shareholders’ equity	$3,180,578	$2,941,995

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31,
(Dollar amounts in thousands, except per share data)

	2011	2010	2009
Interest and dividend income
Loans, including fees	$88,238	$88,550	$83,802
Taxable securities	25,830	24,837	22,919
Nontaxable securities	1,892	1,528	517
Interest-bearing deposits in other financial institutions	170	402	652
FHLB and Federal Reserve Bank stock	94	68	16

	116,224	115,385	107,906
Interest expense
Deposits	22,474	31,015	34,366
FHLB advances	9,882	11,723	14,056
Repurchase agreement	816	816	707
Other borrowings	474	599	157

	33,646	44,153	49,286

Net interest income	82,578	71,232	58,620
Provision for loan losses	3,970	5,119	7,652

Net interest income after provision for loan losses	78,608	66,113	50,968

Non-interest income
Service charges and fees	18,556	18,505	18,954
Other charges and fees	723	711	586
Net gain on sale of mortgage loans	7,639	13,041	16,591
Bank-owned life insurance income	506	384	539
Impairment of collateralized debt obligations (all credit)	—	—	(12,246)
Gain on sale of available for sale securities	6,268	—	2,377
Loss on sale and disposition of assets	(798)	(365)	(1,041)
Impairment of goodwill	(271)	—	—
Other	1,925	1,188	1,439

	34,548	33,464	27,199
Non-interest expense
Salaries and employee benefits	47,360	46,203	46,777
Advertising	1,519	1,285	1,284
Occupancy and equipment	5,966	5,907	5,999
Outside professional services	2,644	2,369	1,882
Regulatory assessments	2,401	3,235	4,018
Data processing	4,648	4,232	4,209
Office operations	5,972	5,790	5,984
Other	4,730	4,125	4,384

	75,240	73,146	74,537

Income before income tax expense	37,916	26,431	3,630
Income tax expense	11,588	8,632	960

Net income	$26,328	$17,799	$2,670

Earnings per share:
Basic	$0.81	$0.59	$0.09

Diluted	$0.81	$0.59	$0.09

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31,
(Dollar amounts in thousands)

	2011	2010	2009

Net income	$26,328	$17,799	$2,670

Change in unrealized gains (losses) on securities available for sale	4,673	(2,132)	1,261
Reclassification of amount realized through sale of securities	(6,268)	—	(2,377)
Reclassification of amount realized through impairment charges	—	—	12,246
Tax effect	569	703	(2,872)

Other comprehensive income (loss), net of tax	(1,026)	(1,429)	8,258

Comprehensive income	$25,302	$16,370	$10,928

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31,
(Dollar amounts in thousands, except per share and share data)

					Accumulated
		Additional			Other		Total
	Common	Paid-In	Unearned	Retained	Comprehensive	Treasury	Shareholders’
	Stock	Capital	ESOP Shares	Earnings	Income	Stock	Equity
Balance at January 1, 2009	$305	$115,920	$(7,097)	$108,332	$(1,613)	$(21,708)	$194,139
Cumulative effect of change in accounting principle, initial application of other-than-temporary impairment guidance (net of tax)	—	—	—	2,843	(2,843)	—	—
ESOP shares earned, 131,242 shares	—	707	938	(185)	—	—	1,460
Share-based compensation expense	—	1,763	—	—	—	—	1,763
Adjustment to deferred tax asset for difference between fair value of vested restricted stock and expense booked	—	(136)	—	—	—	—	(136)
Dividends declared ($0.18 per share)	—	—	—	(2,472)	—	—	(2,472)
Comprehensive income:
Net income	—	—	—	2,670	—	—	2,670
Change in unrealized gains (losses) on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings, net of reclassifications and taxes	—	—	—	—	7,101	—	7,101
Change in unrealized gains (losses) on securities available for sale, net of reclassifications and taxes	—	—	—	—	1,157	—	1,157

Total comprehensive income							10,928

Balance at December 31, 2009	305	118,254	(6,159)	111,188	3,802	(21,708)	205,682

ESOP shares earned, 157,065 shares	—	686	1,196	—	—	—	1,882
Share-based compensation expense	—	1,802	—	—	—	—	1,802
Restricted stock forfeiture	—	334	—	—	—	(334)	—
Treasury stock purchased at cost, 25,634 shares	—	—	—	—	—	(407)	(407)
Treasury stock retired, 25,309 shares	—	(334)				334	—
Dividends declared ($0.16 per share)	—	—	—	(3,862)	—	—	(3,862)
Items relating to Conversion and stock offering:
Merger of ViewPoint MHC pursuant to reorganization	—	207	—	—	—	—	207
Treasury stock retired pursuant to reorganization (1,305,435 shares)	(13)	(22,102)	—	—	—	22,115	—
Cancellation of ViewPoint MHC shares (14,183,812 shares)	(142)	142	—	—	—	—	—
Proceeds from stock offering (19,857,337 shares), net of expense of $7,773	199	190,602	—	—	—	—	190,801
Purchase of shares by ESOP pursuant to reorganization (1,588,587 shares)	—	—	(15,886)	—	—	—	(15,886)
Comprehensive income:
Net income	—	—	—	17,799	—	—	17,799
Change in unrealized gains (losses) on securities available for sale, net of reclassifications and taxes	—	—	—	—	(1,429)	—	(1,429)

Total comprehensive income							16,370

Balance at December 31, 2010	$349	$289,591	$(20,849)	$125,125	$2,373	$—	$396,589

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31,
(Dollar amounts in thousands, except per share and share data)

					Accumulated
		Additional			Other	Total
	Common	Paid-In	Unearned	Retained	Comprehensive	Shareholders’
	Stock	Capital	ESOP Shares	Earnings	Income	Equity

Balance at December 31, 2010	$349	$289,591	$(20,849)	$125,125	$2,373	$396,589
ESOP shares earned, 184,194 shares	—	1,331	1,466	—	—	2,797
Share-based compensation expense	—	1,551	—	—	—	1,551
Dividends declared ($0.20 per share)	—	—	—	(6,918)	—	(6,918)
Share repurchase, 1,100,100 shares	(12)	(13,000)	—	—	—	(13,012)
Comprehensive income:
Net income	—	—	—	26,328	—	26,328
Change in unrealized gains (losses) on securities available for sale, net of reclassifications and taxes	—	—	—	—	(1,026)	(1,026)

Total comprehensive income						25,302

Balance at December 31, 2011	$337	$279,473	$(19,383)	$144,535	$1,347	$406,309

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31,
(Dollar amounts in thousands)

	2011	2010	2009
Cash flows from operating activities
Net income	$26,328	$17,799	$2,670
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	3,970	5,119	7,652
Depreciation and amortization	3,515	3,571	3,784
Deferred tax expense (benefit)	204	(794)	3,951
Premium amortization and accretion of securities, net	4,515	3,832	1,034
Gain on sale of available for sale securities	(6,268)	—	(2,377)
Impairment of collateralized debt obligations	—	—	12,246
ESOP compensation expense	2,797	1,882	1,460
Share-based compensation expense	1,551	1,802	1,763
Net gain on loans held for sale	(7,639)	(13,041)	(16,591)
Loans originated or purchased for sale	(7,872,727)	(7,877,505)	(5,742,599)
Proceeds from sale of loans held for sale	7,537,999	7,739,992	5,577,643
FHLB stock dividends	(84)	(68)	(16)
Bank-owned life insurance (BOLI) income	(506)	(384)	(539)
Write off of leasehold improvements related to in-store location closings	—	—	337
Loss (gain) on sale and disposition of assets	652	546	(161)
Impairment of goodwill	271	—	—
Net change in deferred loan fees	(589)	(1,087)	(46)
Net change in accrued interest receivable	266	(1,149)	420
Net change in other assets	3,277	2,515	(14,257)
Net change in other liabilities	8,311	2,687	(5,692)

Net cash used in operating activities	(294,157)	(114,283)	(169,318)
Cash flows from investing activities
Available-for-sale securities:
Maturities, prepayments and calls	551,204	562,924	509,350
Purchases	(544,232)	(801,282)	(582,025)
Proceeds from sale of AFS securities	279,420	—	73,785
Held-to-maturity securities:
Maturities, prepayments and calls	113,687	69,788	49,649
Purchases	(184,137)	(248,628)	(132,446)
Distribution from (contribution to) new markets equity fund	—	458	—
Net change in loans held for investment	(123,995)	8,259	118,266
Redemption/(purchase) of FHLB and Federal Reserve Bank stock	(16,937)	(6,354)	3,965
Purchases of premises and equipment	(5,213)	(2,114)	(8,667)
Proceeds from sale of assets	868	3,959	2,632

Net cash provided by (used in) investing activities	70,665	(412,990)	34,509
Cash flows from financing activities
Net change in deposits	(54,059)	220,885	248,575
Proceeds from FHLB advances	502,500	291,645	—
Repayments on FHLB advances	(217,321)	(142,930)	(98,337)
Share repurchase	(13,012)	—	—
Net proceeds from stock offering	—	190,801	—
Purchase of shares by ESOP pursuant to reorganization	—	(15,886)	—
Merger of ViewPoint MHC pursuant to reorganization	—	207	—
Proceeds (Repayments) other borrowings	(10,000)	—	10,000
Treasury stock purchased	—	(407)	—
Payment of dividends	(6,918)	(3,862)	(2,472)

Net cash provided by financing activities	201,190	540,453	157,766

Net change in cash and cash equivalents	(22,302)	13,180	22,957
Beginning cash and cash equivalents	68,650	55,470	32,513

Ending cash and cash equivalents	$46,348	$68,650	$55,470

Supplemental cash flow information:
Interest paid	$33,967	$44,496	$49,171
Income taxes paid	$12,780	$5,948	$1,790
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$1,671	$3,754	$5,677
See accompanying notes to consolidated financial statements.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations and Principles of Consolidation: The consolidated financial statements include ViewPoint Financial Group, Inc. (the “Company”), whose business currently consists of the operations of its wholly-owned subsidiary, ViewPoint Bank, N.A. (the “Bank”). At December 31, 2011, the Bank’s operations included its wholly-owned subsidiary, ViewPoint Bankers Mortgage, Inc. (doing business as ViewPoint Mortgage) (“VPM”). Intercompany transactions and balances are eliminated in consolidation.
The Company provides financial services through 25 community bank offices and eight loan production offices. Its primary deposit products are checking, savings and term certificate accounts, and its primary lending products are commercial real estate, residential mortgage, commercial and industrial, and consumer loans. Most loans are secured by specific items of collateral, including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and/or general economic conditions in the Company’s geographic markets.
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
Cash Flows: Cash and cash equivalents include cash, deposits with other financial institutions with maturities less than 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest-bearing deposits in other financial institutions, federal funds purchased, and repurchase agreements.
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
Gains and losses on the sale of securities classified as available for sale are recorded on the settlement date using the specific-identification method. Amortization of premiums and discounts are recognized in interest income over the period to maturity. Premiums and discounts on securities are amortized using the level-yield method without anticipating prepayment, except for mortgage-backed securities where prepayments are anticipated. Premiums and discounts on callable securities are amortized to the initial call date.
The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis and more frequently when economic, market, or security specific concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than amortized cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition. The Company conducts regular reviews of the bond agency ratings of securities and considers whether the securities were issued by or have principal and interest payments guaranteed by the federal government or its agencies. These reviews focus on the underlying rating of the issuer and also include the insurance rating of securities that have an insurance component. The ratings and financial condition of the issuers are monitored, as well as the financial condition and ratings of the insurers.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
Loans Held for Sale:
Mortgage loans held for sale consist of Warehouse Purchase Program loans purchased for sale under our standard loan participation agreement and loans originated for sale by our mortgage banking subsidiary, VPM, and are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Our Warehouse Purchase Program enables our mortgage banking company customers to close conforming and some jumbo and second lien one- to four-family mortgage loans in their own name and temporarily fund their inventory of these closed loans until the loans are sold to investors approved by the Company. The Company purchases a 100% participation interest in the loans originated by our mortgage banking company customers, which are then held as one- to four- family mortgage loans held for sale on a short-term basis until they are transferred back to the mortgage banking company customers for sale to an investor. The Company does not recognize gains or losses on the purchase or sale of the participation interests. If the loan is not sold within 90 days of closing, the mortgage banking company customer buys back the loan.
Loans originated by VPM are intended for sale in the secondary market. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Most are sold with servicing rights released. The carrying value of mortgage loans sold with servicing rights retained is reduced by the amount allocated to the servicing right. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold. Sales in the secondary market are recognized when full acceptance and funding has been received.
The Company elected the fair value option for certain residential mortgage loans held for sale originated after May 1, 2010 in accordance with Statement of Financial Accounting Standard No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities,” (as codified in ASC 820.) This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC 815, “Derivatives and Hedging.” The Company has not elected the fair value option for other loans held for sale primarily because they are not economically hedged using derivative instruments.
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
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for estimated credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loans that, in management’s judgment, should be charged off. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.
Management evaluates current information and events regarding a borrower’s ability to repay its obligations and considers a loan to be impaired when the ultimate collectability of amounts due, according to the contractual terms of the loan agreement, is in doubt. Impaired loans are measured on an individual basis for individually significant loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of the impairment can be adjusted, based on current data, until such time as the actual basis is established by acquisition of the collateral. If the loan is not collateral dependent, it is then evaluated at the present value of estimated future cash flows using the loan’s effective interest rate at inception. Impairment losses are reflected in the allowance for loan losses through a charge to the provision for loan losses. Subsequent recoveries are credited to the allowance for loan losses. Loans for which terms have been modified and for which the borrower is experiencing financial difficulties are considered troubled debt restructurings and are placed on nonaccrual status until the borrower has demonstrated performance with the restructured terms of the loan agreement for a minimum of six months and the collection of principal and interest under the revised terms is deemed probable.
Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer loans for impairment disclosures. Loans reported as troubled debt restructurings are evaluated in accordance with ASC 310-40 Receivables — Troubled Debt Restructurings by Creditors and ASC 310-10-35-2 through 30, Receivables — Overall — Subsequent Measurement — Impairment.
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
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are generally depreciated using the straight-line method with useful lives ranging from 10 to 30 years. Furniture, fixtures and equipment are generally depreciated using the straight-line method with useful lives ranging from 3 to 7 years. The cost of leasehold improvements is amortized over the shorter of the lease term or useful life using the straight-line method.
Federal Home Loan Bank (FHLB) and Federal Reserve Bank stock: FHLB and Federal Reserve Bank stock is carried at cost, classified as restricted securities and periodically evaluated for impairment based on the ultimate recoverability of the par value. Both cash and stock dividends are reported as interest income.
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
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company did not have any amount accrued with respect to uncertainty in income taxes at December 31, 2011 and 2010.
The Company recognizes interest and/or penalties related to income tax matters in income tax expense and did not have any amounts accrued for interest and penalties for the years ended December 31, 2011 and 2010.
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
Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $1,000 was required to meet regulatory reserve and clearing requirements at both December 31, 2011 and 2010. The Federal Reserve Bank pays interest on required reserve balances and on excess balances. Cash balances equaling or exceeding escrow amounts are maintained at correspondent banks.
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

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Employee stock ownership plan (ESOP): The Company accounts for its ESOP in accordance with ASC 718-40, Employee Stock Ownership Plans. Accordingly, since the Company sponsors the ESOP with an employer loan, neither the ESOP’s loan payable nor the Company’s loan receivable are reported in the Company’s consolidated balance sheet. Likewise, the Company does not recognize interest income or interest cost on the loan.
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
Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company or by the Company to shareholders.
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
Adoption of New Accounting Standards:
In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28, Intangibles, Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force). The amendments in this update modified Step 1 of the goodwill impairment test for entities with reporting units whose carrying amount for purposes of performing the Step 1 test is zero or negative. For these reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more than likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Amendments in this update were effective for fiscal years and interim periods within those years, beginning after December 15, 2010. Early adoption was not permitted. The adoption of this ASU did not have a significant impact to the Company’s financial statements.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This ASU amends ASC 310-40, Receivables — Troubled Debt Restructurings by Creditors to clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. In addition, the amendments to Topic 310 clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring. The guidance on identifying and disclosing troubled debt restructurings was effective for interim and annual periods beginning on or after June 15, 2011 and applied retrospectively to restructurings occurring on or after the beginning of the year. The guidance on measuring the impairment of a receivable restructured in a troubled debt restructuring was effective on a prospective basis. Early adoption was allowed. This ASU also set the effective dates for troubled debt restructuring disclosures required by the recent guidance on credit quality disclosures outlined in ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. These requirements were effective for interim and annual periods beginning on or after June 15, 2011, the same date as the clarifying guidance. The adoption of this ASU did not have a significant impact to the Company’s financial statements.
Effect of Newly Issued But Not Yet Effective Accounting Standards
In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. This ASU prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements. That determination is based, in part, on whether the entity has maintained effective control over the transferred financial assets. This ASU removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The Board concluded that the assessment of effective control should focus on a transferor’s contractual rights and obligations with respect to transferred financial assets, not on whether the transferor has the practical ability to perform in accordance with those rights or obligations. The Board also concluded that the remaining criteria are sufficient to determine effective control. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this ASU is not anticipated to have a significant impact to the Company’s financial statements.
In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. An entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently complying with these disclosure requirements.
In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU simplifies how entities test goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance under Topic 350 required an entity to test goodwill for impairment on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this ASU is not expected to have a significant impact to the Company’s financial statements.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. Under the amendments in ASU 2011-05, entities are required to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income. In addition, the amendments in Update 2011-05 require that reclassification adjustments be presented in interim financial periods. The amendments in this Update supersede changes to those paragraphs in Update 2011-05 that pertain to how, when, and where reclassification adjustments are presented. This ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this ASU is not expected to have a significant impact to the Company’s financial statements.
NOTE 2 — SHARE TRANSACTIONS
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
After two years from the date of conversion and upon the written request of the OCC, the Company will eliminate or transfer the liquidation account and the interests in such account to the Bank and the liquidation account shall thereupon become the liquidation account of the Bank and not be subject in any manner or amount to the Company’s creditors.
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

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)
NOTE 2 — SHARE TRANSACTIONS (Continued)
If, however, on any December 31 annual closing date commencing after the effective date of the conversion, the amount in any such deposit account is less than the amount in the deposit account on December 31, 2008 or March 31, 2010 or any other annual closing date, then the interest in the liquidation account relating to such deposit account would be reduced from time to time by the proportion of any such reduction, and the interest will cease to exist if the deposit account is closed. In addition, no interest in the liquidation account would ever be increased despite any subsequent increase in the related deposit account. Payment pursuant to liquidation rights of Eligible Account Holders and Supplemental Eligible Account Holders would be separate and apart from the payment of any insured deposit accounts to such depositor. Any assets remaining after the above liquidation rights of Eligible Account Holders and Supplemental Eligible Account Holders are satisfied would be distributed to the Company as the sole shareholder of the Bank.
The Company sold a total of 19,857,337 shares of common stock in the Conversion offering at $10.00 per share. Proceeds from the offering, net of $7,773 in expenses, totaled $190,800. The Company used $15,886 of the proceeds to fund the ESOP. All share and per share information in this report for periods prior to the Conversion has been revised to reflect the 1.4:1 conversion ratio on publicly traded shares, which resulted in a 4,287,752 increase in outstanding shares.
On August 26, 2011, the Company announced its intention to repurchase up to 5% of its total common shares outstanding, or approximately 1,741,975 shares of its common stock, in the open market at prevailing market prices over a period beginning on August 30, 2011, and continuing until the earlier of the completion of the repurchase or the next twelve months, depending upon market conditions. Prior to termination on December 19, 2011, 1,100,100 shares were repurchased at an average price of $11.83. The share repurchases under the plan were halted as a result of the Company’s announced acquisition of Highlands Bancshares, Inc., which automatically triggered termination of the Company’s trading plan with Sandler O’Neill & Partners, LP.
NOTE 3 — EARNINGS PER COMMON SHARE
Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unvested restricted stock awards. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock awards and options) were exercised or converted to common stock, or resulted in the issuance of common stock that then shared in the Company’s earnings. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unexercised stock options and unvested restricted stock awards. The dilutive effect of the unexercised stock options and unvested restricted stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. Unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in Accounting Standards Codification (“ASC”) 260-10-45-60B. A reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation for 2011, 2010, and 2009 was as follows:

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)
NOTE 3 — EARNINGS PER COMMON SHARE (Continued)

	Years Ended December 31,
	2011	2010	2009
Basic earnings per share:
Numerator:
Net income	$26,328	$17,799	$2,670
Distributed and undistributed earnings to participating securities	(123)	(164)	(39)

Income available to common shareholders	$26,205	$17,635	$2,631

Denominator:
Weighted average common shares outstanding	34,571,991	31,977,020	29,216,909
Less: Average unallocated ESOP shares	(2,201,101)	(1,567,687)	(925,351)
Average unvested restricted stock awards	(151,049)	(280,348)	(409,617)

Average shares for basic earnings per share	32,219,841	30,128,985	27,881,941

Basic earnings per common share	$0.81	$0.59	$0.09

Diluted earnings per share:
Numerator:
Income available to common shareholders	$26,205	$17,635	$2,631

Denominator:
Average shares for basic earnings per share	32,219,841	30,128,985	27,881,941
Dilutive effect of share-based compensation plan	63,266	2,975	933

Average shares for diluted earnings per share	32,283,107	30,131,960	27,882,874

Diluted earnings per common share	$0.81	$0.59	$0.09

All of the options outstanding at December 31, 2010 and 2009 were excluded in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock and were, therefore, antidilutive.
NOTE 4 — CONCENTRATION OF FUNDS
At December 31, 2011 and 2010, the Company had the following balances on deposit at other financial institutions:

	December 31,
	2011	2010
Federal Reserve Bank of Dallas	$26,443	$44,183
FHLB of Dallas	1,939	2,806
Texas Capital Bank	1,043	5,027
Wells Fargo	101	—
JPMorgan Chase & Co.	196	199

	$29,722	$52,215

Cash on hand or on deposit with the Federal Reserve Bank of $1,000 was required to meet regulatory reserve and clearing requirements at both December 31, 2011 and 2010.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)
NOTE 4 — CONCENTRATION OF FUNDS (Continued)
At both December 31, 2011 and 2010, the Company maintained a compensating balance for official check processing of $1,369. These balances are included in the other assets on the consolidated balance sheets.
NOTE 5 — SECURITIES
The fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss), net of tax, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2011	Cost	Gains	Losses	Fair Value
Agency residential mortgage-backed securities	$133,907	$1,125	$(179)	$134,853
Agency residential collateralized mortgage obligations	293,584	1,676	(590)	294,670
SBA pools	4,161	61	—	4,222

Total securities	$431,652	$2,862	$(769)	$433,745

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2010	Cost	Gains	Losses	Fair Value
Agency residential mortgage-backed securities	$351,385	$4,545	$(1,433)	$354,497
Agency residential collateralized mortgage obligations	357,340	3,031	(2,479)	357,892
SBA pools	5,084	24	—	5,108

Total securities	$713,809	$7,600	$(3,912)	$717,497

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2011	Cost	Gains	Losses	Fair Value
Agency residential mortgage-backed securities	$171,103	$7,501	$(23)	$178,581
Agency commercial mortgage-backed securities	9,396	742	—	10,138
Agency residential collateralized mortgage obligations	269,516	4,712	(218)	274,010
Municipal bonds	50,473	4,940	—	55,413

Total securities	$500,488	$17,895	$(241)	$518,142

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2010	Cost	Gains	Losses	Fair Value
U.S. government and federal agency	$9,997	$168	$—	$10,165
Agency residential mortgage-backed securities	162,841	5,305	(380)	167,766
Agency residential collateralized mortgage obligations	209,193	1,951	(4,864)	206,280
Municipal bonds	50,488	578	(981)	50,085

Total securities	$432,519	$8,002	$(6,225)	$434,296

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)
NOTE 5 — SECURITIES (Continued)
The carrying amount and fair value of held to maturity debt securities and the fair value of available for sale debt securities at year end 2011 by contractual maturity were as follows. Securities with contractual payments not due at a single maturity date, including mortgage-backed securities and collateralized mortgage obligations, are shown separately.

			Available
	Held to maturity		for sale
	Carrying
	Amount	Fair Value	Fair Value
Due in one year or less	$—	$—	$—
Due from one to five years	3,674	3,949	—
Due from five to ten years	11,212	12,405	4,222
Due after ten years	35,587	39,059	—
Agency residential mortgage-backed securities	171,103	178,581	134,853
Agency commercial mortgage-backed securities	9,396	10,138	—
Agency residential collateralized mortgage obligations	269,516	274,010	294,670

Total	$500,488	$518,142	$433,745

Securities at year-end 2011 and 2010 with a carrying amount of $334,844 and $507,477, respectively, were pledged to secure public deposits, the repurchase agreement, discount window borrowings, and treasury tax and loan deposits.
At year end 2011 and 2010, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies or U.S. Government Sponsored Enterprises, in an amount greater than 10% of shareholders’ equity.
Sales activity of securities for the years ended December 31, 2011, 2010, and 2009 was as follows:

	December 31, 2011	December 31, 2010	December 31, 2009

Proceeds	$279,420	$—	$73,785
Gross gains	6,338	—	2,377
Gross losses	(70)	—	—
Net impairment loss recognized in earnings	—	—	(12,246)
The tax provision related to these realized gains was $2,194 for the year ended December 31, 2011 and was $808 for the year ended December 31, 2009. There was no sale activity during 2010.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)
NOTE 5 — SECURITIES (Continued)
Securities with unrealized losses at year-end 2011 and 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

AFS	Less than 12 Months			12 Months or More			Total
		Unrealized			Unrealized			Unrealized
December 31, 2011	Fair Value	Loss	Number	Fair Value	Loss	Number	Fair Value	Loss	Number
Agency residential mortgage-backed securities	$11,745	$(24)	4	$30,248	$(155)	5	$41,993	$(179)	9
Agency residential collateralized mortgage obligations	49,318	(393)	9	29,635	(197)	12	78,953	(590)	21

Total temporarily impaired	$61,063	$(417)	13	$59,883	$(352)	17	$120,946	$(769)	30

HTM	Less than 12 Months			12 Months or More			Total
		Unrealized			Unrealized			Unrealized
December 31, 2011	Fair Value	Loss	Number	Fair Value	Loss	Number	Fair Value	Loss	Number
Agency residential mortgage-backed securities	$5,897	$(23)	1	$—	$—	—	$5,897	$(23)	1
Agency residential collateralized mortgage obligations	27,390	(66)	6	3,788	(152)	1	31,178	(218)	7

Total temporarily impaired	$33,287	$(89)	7	$3,788	$(152)	1	$37,075	$(241)	8

AFS	Less than 12 Months			12 Months or More			Total
		Unrealized			Unrealized			Unrealized
December 31, 2010	Fair Value	Loss	Number	Fair Value	Loss	Number	Fair Value	Loss	Number
Agency residential mortgage-backed securities	$161,854	$(1,433)	32	$—	$—	—	$161,854	$(1,433)	32
Agency residential collateralized mortgage obligations	125,819	(2,372)	18	32,358	(107)	11	158,177	(2,479)	29

Total temporarily impaired	$287,673	$(3,805)	50	$32,358	$(107)	11	$320,031	$(3,912)	61

HTM	Less than 12 Months			12 Months or More			Total
		Unrealized			Unrealized			Unrealized
December 31, 2010	Fair Value	Loss	Number	Fair Value	Loss	Number	Fair Value	Loss	Number
Agency residential mortgage-backed securities	$28,394	$(380)	4	$—	$—	—	$28,394	$(380)	4
Agency residential collateralized mortgage obligations	137,099	(4,864)	15	—	—	—	137,099	(4,864)	15
Municipal bonds	30,316	(981)	72	—	—	—	30,316	(981)	72

Total temporarily impaired	$195,809	$(6,225)	91	$—	$—	—	$195,809	$(6,225)	91

Other-than-Temporary Impairment
In determining other-than-temporary impairment for debt securities, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. In analyzing an issuer’s financial condition, the Company will consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. The assessment of whether an other-than-temporary impairment exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)
NOTE 5 — SECURITIES (Continued)
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
There was no credit portion of other-than-temporary impairment charges related to the investment securities in 2010 or 2011.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)
NOTE 5 — SECURITIES (Continued)
The Company’s SBA pools are guaranteed as to principal and interest by the U.S. government. The agency residential mortgage-backed securities and agency collateralized mortgage obligations were issued and are backed by the Government National Mortgage Association (GNMA), a U.S. government agency, or by Fannie Mae or the FHLMC, both U.S. government sponsored agencies. They carry the explicit or implicit guarantee of the U.S. government. The Company does not own any non-agency mortgage-backed securities or non-agency collateralized mortgage obligations. The investment securities that were in an unrealized loss position at December 31, 2011, were issued and are backed by GNMA, Fannie Mae, or FHLMC. Principal payments are being received at par value and interest is being received monthly. All principal and interest payments have been received in accordance with the stated terms for each security.
The Company conducts regular reviews of the municipal bond securities, monitors bond ratings on an ongoing basis, and receives market alerts whenever a rating changes. The bond ratings monitoring focuses on the underlying rating of the issuer, but also include the insurance rating of securities that have an insurance component. The financial condition of the issuers is monitored as well, including periodic reviews of issuers’ financial statements and other available municipal reports. The ratings of the Company’s municipal bonds, which include both the ratings of the underlying issuers and the ratings with credit support, are all of investment grade and rated at least A by Standard and Poor’s or A3 by Moody’s. All issuers are municipal entities located in Texas.
NOTE 6 — LOANS
Loans consist of the following:

	December 31,	December 31,
	2011	2010
Real estate loans:
One- to four-family	$371,655	$370,149
Commercial	583,487	479,071
One- to four-family construction	8,289	11,435
Commercial construction	1,841	569
Home equity/home improvement	140,966	139,165

Total real estate loans	1,106,238	1,000,389

Consumer loans:
Automobile	33,027	42,550
Government-guaranteed student loans	—	4,557
Consumer lines of credit and unsecured loans	11,747	14,197
Other consumer loans, secured	6,396	6,062

Total consumer loans	51,170	67,366

Commercial and industrial	70,620	39,279

Gross loans	1,228,028	1,107,034
Deferred net loan origination fees, net	516	(73)
Allowance for loan losses	(17,487)	(14,847)

Net loans	$1,211,057	$1,092,114

Mortgage loans held for sale:
ViewPoint Mortgage	$33,417	$31,073
Warehouse Purchase Program	800,935	460,912

Total mortgage loans held for sale	$834,352	$491,985

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)
NOTE 6 — LOANS (Continued)
Activity in the allowance for loan losses for the year ended December 31, 2011 and 2010, segregated by portfolio segment and evaluation for impairment, was as follows. Allowance for loan losses for construction loans have been included in the one- to four- family and commercial real estate line items, as appropriate.

		Home
	One- to Four-	Equity/Home	Commercial Real	Commercial and
December 31, 2011	Family	Improvement	Estate	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance — January 1, 2011	$3,307	$936	$7,949	$1,652	$1,003	$14,847
Charge-offs	(238)	(249)	(15)	(470)	(850)	(1,822)
Recoveries	30	30	29	38	365	492
Provision expense (benefit)	(72)	326	2,658	870	188	3,970

Ending balance — December 31, 2011	$3,027	$1,043	$10,621	$2,090	$706	$17,487

Ending balance: individually evaluated for impairment	$750	$290	$2,358	$87	$13	$3,498
Ending balance: collectively evaluated for impairment	2,277	753	8,263	2,003	693	13,989
Loans:
Ending balance	$379,944	$140,966	$585,328	$70,620	$51,170	$1,228,028
Ending balance: individually evaluated for impairment	5,476	1,333	18,936	456	168	26,369
Ending balance: collectively evaluated for impairment	374,468	139,633	566,392	70,164	51,002	1,201,659

		Home
	One- to Four-	Equity/Home	Commercial Real	Commercial and
December 31, 2010	Family	Improvement	Estate	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance — January 1, 2010	$2,379	$730	$6,457	$1,382	$1,362	$12,310
Charge-offs	(279)	(123)	(624)	(638)	(1,330)	(2,994)
Recoveries	15	4	—	67	326	412
Provision expense (benefit)	1,192	325	2,116	841	645	5,119

Ending balance — December 31, 2010	$3,307	$936	$7,949	$1,652	$1,003	$14,847

Ending balance: individually evaluated for impairment	$474	$95	$1,002	$8	$22	$1,601
Ending balance: collectively evaluated for impairment	2,833	841	6,947	1,644	981	13,246
Loans:
Ending balance	$381,584	$139,165	$479,640	$39,279	$67,366	$1,107,034
Ending balance: individually evaluated for impairment	6,081	1,306	10,930	272	326	18,915
Ending balance: collectively evaluated for impairment	375,503	137,859	468,710	39,007	67,040	1,088,119

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)
NOTE 6 — LOANS (Continued)
Activity in the allowance for loan losses for the year ended December 31, 2009 was as follows:

Beginning balance — January 1, 2009	$9,068
Charge-offs	(4,995)
Recoveries	585
Provision expense	7,652

Ending balance — December 31, 2009	$12,310

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

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)
NOTE 6 — LOANS (Continued)
Impaired loans at December 31, 2011, and December 31, 2010, were as follows:

	December 31, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Real estate loans:
One- to four- family	$1,664	$1,664	$—	$1,757	$54
Home equity/home improvement	844	844	—	942	22
Commercial	2,860	2,860	—	1,364	85

Total real estate loans	5,368	5,368	—	4,063	161

Commercial and industrial	55	55	—	10	1

Impaired loans with no related allowance recorded	5,423	5,423	—	4,073	162

With an allowance recorded:
Real estate loans:
One- to four- family	3,812	3,812	750	3,248	55
Home equity/home improvement	489	489	290	338	8
Commercial	16,076	16,076	2,358	10,935	540

Total real estate loans	20,377	20,377	3,398	14,521	603

Consumer loans:
Automobile	111	111	7	142	—
Other secured	—	—	—	7	—
Lines of credit/unsecured	57	57	6	42	—

Total consumer loans	168	168	13	191	—

Commercial and industrial	401	401	87	374	13

Impaired loans with allowance recorded	20,946	20,946	3,498	15,086	616

Total:
Residential real estate	6,809	6,809	1,040	6,285	139
Commercial real estate	18,936	18,936	2,358	12,299	625
Consumer	168	168	13	191	—
Commercial and industrial	456	456	87	384	14

	$26,369	$26,369	$3,498	$19,159	$778

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)
NOTE 6 — LOANS (Continued)

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

With an allowance recorded:
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

During the year ended December 31, 2009, average impaired loans totaled $9,349 and interest income recognized during impairment was $366.
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
NOTE 6 — LOANS (Continued)
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
Non-performing (nonaccrual) loans were as follows. There were no loans past due over 90 days that were still accruing interest at December 31, 2011 or 2010. No construction loans were non-performing at December 31, 2011 or 2010.

	Years Ended December 31,
	2011	2010
Real Estate Loans:
One- to four- family	$5,340	$5,938
Commercial	16,076	9,812
Home equity/home improvement	1,226	1,306

Total real estate loans	22,642	17,056

Consumer Loans:
Automobile	26	179
Consumer other secured	—	13
Consumer lines of credit/unsecured	—	108

Total consumer loans	26	300

Commercial and industrial	430	272

Total	$23,098	$17,628

For the years ended December 31, 2011, 2010 and 2009, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $1,531, $1,265 and $670, respectively. The amount that was included in interest income on these loans for the years ended December 31, 2011, 2010 and 2009 was $473, $150 and $112, respectively.
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
At December 31, 2011, $10,420 of the $23,098 nonaccrual loans reported were TDRs. An additional $3,271 of performing TDRs were not included as non-performing loans at December 31, 2011. These loans have been performing under the restructured terms for at least six months and the Company is accruing interest on these loans. At December 31, 2010, $8,669 of the $17,628 reported for nonaccrual loans were TDRs. An additional $1,288 of performing TDRs were not included as non-performing loans at December 31, 2010.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)
NOTE 6 — LOANS (Continued)
The Company set aside $2,115 and $947 of specific reserves on TDRs at December 31, 2011 and 2010, respectively. All TDRs are individually analyzed for impairment. Loss estimates include the negative difference, if any, between the current fair value of the collateral or the estimated discounted cash flows and the loan amount due. There were no outstanding commitments to lend additional funds to borrowers with loans whose terms have been modified in TDRs. The following tables provide information on loans modified as a TDR during the year ended December 31, 2011. These tables do not reflect the end of period recorded investment.

	Year Ended December 31, 2011
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
Real estate loans:
One- to four- family	3	$334	$339
Home equity/home improvement	2	84	84

Total real estate	5	418	423

Consumer loans:
Automobile	3	21	23

Total	8	$439	$446

Year Ended
December 31, 2011
Extended maturity — automobile	$20
Combination of rate and principal adjustment:
One- to four- family real estate	339
Home equity/home improvement	84
Other — automobile	3

Total	$446

There was one one- to four- family real estate loan with a recorded investment of $91 at December 31, 2011, that was modified as a TDR within the previous 12 months and had a payment default during the year ended December 31, 2011. For disclosure purposes, a payment default is defined as a loan that was 90 days or more past due.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)
NOTE 6 — LOANS (Continued)
Below is an analysis of the age of recorded investment in loans that were past due for the years ended December 31, 2011 and 2010. There were no construction loans past due at December 31, 2011 and 2010.

			90 Days and
	30-59 Days	60-89 Days	Greater Past	Total Loans
December 31, 2011	Past Due	Past Due	Due	Past Due	Current Loans	Total Loans
Real estate loans:
One- to four- family	$4,325	$1,676	$3,663	$9,664	$370,280	$379,944
Commercial	13,038	852	899	14,789	570,539	585,328
Home equity/home improvement	654	123	983	1,760	139,206	140,966

Total real estate loans	18,017	2,651	5,545	26,213	1,080,025	1,106,238

Other loans:
Consumer loans:
Automobile	137	63	13	213	32,814	33,027
Other secured	—	17	—	17	6,379	6,396
Lines of credit/unsecured	19	45	—	64	11,683	11,747

Total consumer loans	156	125	13	294	50,876	51,170

Commercial and industrial	236	25	143	404	70,216	70,620

Total	$18,409	$2,801	$5,701	$26,911	$1,201,117	$1,228,028

			90 Days and
	30-59 Days	60-89 Days	Greater Past	Total Loans
December 31, 2010	Past Due	Past Due	Due	Past Due	Current Loans	Total Loans
Real estate loans:
One- to four- family	$3,248	$3,068	$3,952	$10,268	$371,316	$381,584
Commercial	2,869	—	1,645	4,514	475,126	479,640
Home equity/home improvement	1,009	175	1,047	2,231	136,934	139,165

Total real estate loans	7,126	3,243	6,644	17,013	983,376	1,000,389

Other loans:
Consumer loans:
Automobile	249	18	142	409	42,141	42,550
Other secured	32	—	2	34	10,585	10,619
Lines of credit/unsecured	84	47	108	239	13,958	14,197

Total consumer loans	365	65	252	682	66,684	67,366

Commercial and industrial	174	—	52	226	39,053	39,279

Total	$7,665	$3,308	$6,948	$17,921	$1,089,113	$1,107,034

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)
NOTE 6 — LOANS (Continued)
There were no accruing loans that were greater than 90 days past due at December 31, 2011 or at December 31, 2010.
For loans collateralized by real property and commercial and industrial loans, credit exposure is monitored by internally assigned grades used for classification of loans and other assets. A loan is considered “special mention” if it is a potential problem loan that is currently performing and does not meet the criteria for impairment, but where some concern exists. A loan is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. “Substandard” loans include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Loans classified as “doubtful” have all of the weaknesses of those classified as “substandard”, with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” All other loans that do not fall into the above mentioned categories are considered “pass” loans. Updates to internally assigned grades are made monthly and/or upon significant developments.
For consumer loans, credit exposure is monitored by payment history of the loans. Non-performing consumer loans are on nonaccrual and are generally greater than 90 days past due.
The recorded investment in loans by credit quality indicators at December 31, 2011 and 2010, was as follows. Construction loans have been included in the one- to four- family and commercial real estate line items, as appropriate, and all construction loans were rated Pass at December 31, 2011 and 2010.
Real Estate and Commercial and Industrial Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	One- to Four-	Commercial Real	Commercial and	Home Equity/Home
December 31, 2011	Family	Estate	Industrial	Improvement
Grade:
Pass	$370,935	$535,536	$70,140	$138,080
Special Mention	1,349	29,934	50	147
Substandard	4,528	18,959	315	1,726
Doubtful	3,132	899	115	1,013

Total	$379,944	$585,328	$70,620	$140,966

	One- to Four-	Commercial Real	Commercial and	Home Equity/Home
December 31, 2010	Family	Estate	Industrial	Improvement
Grade:
Pass	$374,790	$466,230	$38,768	$137,796
Special Mention	713	2,479	239	63
Substandard	3,663	10,185	220	337
Doubtful	2,418	746	52	969

Total	$381,584	$479,640	$39,279	$139,165

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)
NOTE 6 — LOANS (Continued)
Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

			Lines of
December 31, 2011	Automobile	Other Secured	Credit/Unsecured
Performing	$33,001	$6,396	$11,747
Non-performing	26	—	—

Total	$33,027	$6,396	$11,747

			Lines of
December 31, 2010	Automobile	Other Secured	Credit/Unsecured
Performing	$42,371	$10,606	$14,089
Non-performing	179	13	108

Total	$42,550	$10,619	$14,197

NOTE 7 — FAIR VALUE
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
The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). Market value pricing information is downloaded for securities utilizing the services of an independent pricing service, whose fixed income analytics are backed by proprietary quantitative modeling techniques. The pricing service report lists downloaded prices by CUSIP and cannot be altered. The Company validates the prices by comparing them to broker price quotes. Bloomberg pricing may be compared as well. The prices are uploaded, unadjusted, into the investment accounting system. The system prices are compared back to the downloaded prices to ensure accuracy and consistency.
The Company elected the fair value option for certain residential mortgage loans held for sale originated after May 1, 2010 in accordance with Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (as codified in ASC 820). This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC 815, “Derivatives and Hedging.” The Company has not elected the fair value option for other loans held for sale primarily because they are not economically hedged using derivative instruments.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)
NOTE 7 — FAIR VALUE (Continued)
Fair values of certain loans held for sale are based on traded market prices of similar assets, where available, and/or discounted cash flows at market interest rates. At December 31, 2011, certain loans held for sale for which the fair value option was elected had an aggregate fair value of $16,607 and an aggregate outstanding principal balance of $16,379 and were recorded in mortgage loans held for sale in the consolidated balance sheet. At December 31, 2010, certain loans held for sale for which the fair value option was elected had an aggregate fair value of $16,877 and an aggregate outstanding principal balance of $17,092.
Interest income on certain mortgage loans held for sale is recognized based on contractual rates and reflected in interest income on mortgage loans held for sale in the consolidated income statement. A net gain of $1,403 resulted from changes in fair value of these loans was recorded in mortgage income during the year ended December 31, 2011, respectively, offset by economic hedging losses in the amount of $1,248.
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
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2011, Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable
	2011	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Agency residential mortgage-backed securities	$134,853	$—	$134,853	$—
Agency residential collateralized mortgage obligations	294,670	—	294,670	—
SBA pools	4,222	—	4,222	—

Total securities available for sale	$433,745	$—	$433,745	$—

Loans held for sale	16,607	—	16,607	—
Derivative instruments	16	—	16	—

		Fair Value Measurements at December 31, 2010, Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable
	2010	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Agency residential mortgage-backed securities	$354,497	$—	$354,497	$—
Agency residential collateralized mortgage obligations	357,892	—	357,892	—
SBA pools	5,108	—	5,108	—

Total securities available for sale	$717,497	$—	$717,497	$—

Loans held for sale	16,877	—	16,877	—
Derivative instruments	116	—	116	—

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)
NOTE 7 — FAIR VALUE (Continued)
The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2009. There were no assets measured at fair value on a recurring basis using Level 3 inputs for the years ended December 31, 2011 and 2010.

Securities available
for sale
Beginning balance, January 1, 2009	$7,940
Adjustment due to adoption of ASC 320-10-65, non-credit portion of impairment previously recorded	4,351
Proceeds from sale of securities	(224)
Total gains or losses (realized /unrealized)
Included in earnings
Interest income on securities	159
Impairment of collateralized debt obligations (all credit)	(12,246)
Gains (losses) on sale of securities	20
Included in other comprehensive income	—

Ending balance, December 31, 2009	$—

Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2011, Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
	December 31, 2011	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Impaired loans	$17,448	$—	$—	$17,448
Other real estate owned	2,286	—	549	1,737

		Fair Value Measurements at December 31, 2010, Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
	December 31, 2010	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Impaired loans	$11,630	$—	$—	$11,630
Other real estate owned	2,668	—	2,219	449
Impaired loans, which primarily consist of commercial and one- to four-family real estate, home equity/home improvement and commercial and industrial loans, are measured for impairment using the fair value of the collateral (as determined by third party appraisals using recent comparative sales data and other Level 3 valuation inputs) for collateral dependent loans. Impaired loans with an allocated allowance for loan losses at December 31, 2011, had a carrying amount of $17,448, which is made up of the outstanding balance of $20,946, net of a valuation allowance of $3,498.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)
NOTE 7 — FAIR VALUE (Continued)
Impaired loans with an allocated allowance for loan losses at December 31, 2010, had a carrying amount of $11,630, which is made up of the outstanding balance of $13,637, net of a valuation allowance of $2,007.
At December 31, 2011, other real estate owned, which is measured at the lower of book or fair value less costs to sell, had a net book value of $2,286, which is made up of the outstanding balance of $3,362, net of a valuation allowance of $1,076. Other real estate owned that was valued using third party appraisals less costs to sell is classified as Level 2, while other real estate owned that was valued using third party appraisals less costs to sell and other Level 3 valuation inputs is classified as Level 3. These Level 3 valuation inputs include discounts of the appraised value based on real estate market activity. Of the $1,076, $700 resulted from write-downs during the year ended December 31, 2011. At December 31, 2010, other real estate owned, which is measured at the lower of book or fair value less costs to sell, had a net book value of $2,668, which is made up of the outstanding balance of $3,120, net of a valuation allowance of $452, resulting in net write-downs of $502 for the year ended December 31, 2010.
Activity for other real estate owned for the years ended December 31, 2011 and 2010, and the related valuation allowances was as follows:

	2011	2010

Balance at January 1	$2,668	$3,917
Transfers in at fair value	1,671	3,506
Change in valuation allowance	(624)	(416)
Sale of property (gross)	(1,429)	(4,339)

Balance at December 31	$2,286	$2,668

Valuation allowance:
Balance at January 1	$452	$37
Sale of property	(76)	(87)
Valuation adjustment	700	502

Balance at December 31	$1,076	$452

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)
NOTE 7 — FAIR VALUE (Continued)
Carrying amount and estimated fair values of financial instruments at year end were as follows:

	December 31, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets
Cash and cash equivalents	$46,348	$46,348	$68,650	$68,650
Securities available for sale	433,745	433,745	717,497	717,497
Securities held to maturity	500,488	518,142	432,519	434,296
Loans held for sale	834,352	834,878	491,985	492,367
Loans, net	1,211,057	1,235,248	1,092,114	1,107,640
FHLB and Federal Reserve Bank stock	37,590	N/A	20,569	N/A
Bank-owned life insurance	29,007	29,007	28,501	28,501
Accrued interest receivable	8,982	8,982	9,248	9,248
Derivative instruments	16	16	116	116

Financial liabilities
Deposits	$(1,963,491)	$(1,891,661)	$(2,017,550)	$(2,087,160)
FHLB advances	(746,398)	(764,772)	(461,219)	(470,729)
Repurchase agreement	(25,000)	(28,267)	(25,000)	(27,255)
Other borrowings	—	—	(10,000)	(10,000)
Accrued interest payable	(1,220)	(1,220)	(1,541)	(1,541)
The methods and assumptions used to estimate fair value are described as follows:
Estimated fair value is the carrying amount for cash and cash equivalents, bank-owned life insurance and accrued interest receivable and payable. For loans, fair value is based on discounted cash flows using current market offering rates, estimated life, and applicable credit risk. For deposits and borrowings, fair value is calculated using the FHLB advance curve to discount cash flows for the estimated life for deposits and according to the contractual repayment schedule for borrowings. Fair value of debt is based on discounting the estimated cash flows using the current rate at which similar borrowings would be made with similar terms and remaining maturities. It was not practicable to determine the fair value of FHLB and Federal Reserve Bank stock due to restrictions on its transferability. The fair value of off-balance sheet items is based on the current fees or costs that would be charged to enter into or terminate such arrangements and are not considered significant to this presentation.
NOTE 8 — DERIVATIVE FINANCIAL INSTRUMENTS
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
NOTE 8 — DERIVATIVE FINANCIAL INSTRUMENTS (Continued)
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
The following table provides the outstanding notional balances and fair values of outstanding positions for the dates indicated, and recorded gains (losses) during the twelve months ended December 31, 2011 and 2010.

		Outstanding
	Expiration	Notional		Recorded
December 31, 2011	Dates	Balance	Fair Value	Gains/(Losses)
Other Assets
IRLCs	2012	$11,432	$90	$79
Loan sale commitments	2012	1,590	20	1,503
Forward mortgage-backed securities trades	2012	9,750	(74)	(1,428)

		Outstanding
	Expiration	Notional		Recorded
December 31, 2010	Dates	Balance	Fair Value	Gains/(Losses)
Other Assets
IRLCs	2011	$16,082	$11	$11
Loan sale commitments	2011	10,207	(79)	1,367
Forward mortgage-backed securities trades	2011	23,102	105	(1,176)
NOTE 9 — LOAN SALES AND SERVICING
Loans held for sale activity was as follows:

	Years Ended December 31,
	2011	2010
Balance at January 1	$491,985	$341,431
Loans originated for sale	7,872,727	7,877,505
Proceeds from sale of loans held for sale	(7,537,999)	(7,739,992)
Net gain on sale of loans held for sale	7,639	13,041

Loans held for sale, net at December 31	$834,352	$491,985

Mortgage loans serviced for others are not reported as assets, although there is a servicing asset associated with loans serviced for a third party. The principal balances of these loans at year-end are as follows:

	December 31,
	2011	2010	2009
Serviced loans	$89,248	$110,691	$145,762
Subserviced loans	127,004	164,648	249,709

Total mortgage loans serviced for others	$216,252	$275,339	$395,471

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)
NOTE 10 — ACCRUED INTEREST RECEIVABLE AND ACCRUED INTEREST PAYABLE
Accrued interest consisted of the following:

	December 31, 2011	December 31, 2010
Accrued Interest Receivable:
Loans	$6,274	$5,324
Securities and overnight funds	2,708	3,924

Total	$8,982	$9,248

Accrued Interest Payable:
Time deposits	$306	$483
Borrowings	910	1,055
Other liabilities	4	3

Total	$1,220	$1,541

NOTE 11 — PREMISES AND EQUIPMENT
Premises and equipment were as follows:

	December 31, 2011	December 31, 2010
Land	$17,076	$17,197
Buildings	45,359	42,922
Furniture, fixtures and equipment	36,657	36,209
Leasehold improvements	2,846	2,133

	101,938	98,461
Less: accumulated depreciation	(51,677)	(49,730)

Total	$50,261	$48,731

Depreciation expense was $3,515, $3,571, and $3,784 for 2011, 2010, and 2009, respectively.
Operating Leases: The Company leases certain bank or loan production office properties and equipment under operating leases. Rent expense was $1,468, $1,531 and $1,662 for 2011, 2010 and 2009, respectively.
Rent commitments, before considering applicable renewal options, as of December 31, 2011, were as follows:

2012	$1,191
2013	1,122
2014	866
2015	755
2016	755
Thereafter	4,383

Total	$9,072

At December 31, 2011, the Company had no commitments for future locations and held two parcels of land for future development.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)
NOTE 12 — DEPOSITS
Time deposits of $100 or more were $400,578 and $554,189 at year-end 2011 and 2010, respectively. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act permanently raised the standard maximum deposit insurance amount (SMDIA) to $250. The FDIC insurance coverage limit applies per depositor, per insured depository institution, for each account ownership category.
At December 31, 2011 and 2010, we had $92,268 and $46,990 in reciprocal deposits, respectively. This consisted entirely of certificates of deposit made under our participation in the Certificate of Deposit Account Registry Service® (CDARS®) and our Insured Cash Sweep (ICS) money market product. Through CDARS®, the Company can provide a depositor the ability to place up to $50,000 on deposit with the Company while receiving FDIC insurance on the entire deposit by placing customer funds in excess of the FDIC deposit limits with other financial institutions in the CDARS® network. In return, these financial institutions place customer funds with the Company on a reciprocal basis. Similarly, customer funds in our ICS money market product are swept from a transaction account at the Company into money market accounts at multiple banks to allow access to FDIC insurance coverage through multiple accounts. Regulators consider reciprocal deposits to be brokered deposits.
At December 31, 2011, scheduled maturities of time deposits for the next five years with the weighted average rate at the end of the period were as follows:

		Weighted
	Balance	Average Rate
2012	$325,082	1.08%
2013	136,574	2.01
2014	16,955	3.81
2015	5,249	2.33
2016	10,132	2.17

Total	$493,992	1.47%

At December 31, 2011 and 2010, the Company’s deposits included public funds totaling $251,417 and $393,341, respectively. At December 31, 2011 and 2010, overdrawn deposits of $274 and $599 were reclassified as unsecured consumer loans.
Interest expense on deposits is summarized as follows:

	Years Ended December 31,
	2011	2010	2009
Interest bearing demand	$8,309	$8,976	$3,350
Savings and money market	3,466	9,102	12,007
Time	10,699	12,937	19,009

Total	$22,474	$31,015	$34,366

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)
NOTE 13 — REPURCHASE AGREEMENT
In April 2008, the Company entered into a ten-year term structured repurchase callable agreement with Credit Suisse Securities (U.S.A.) LLC for $25,000 to leverage the balance sheet and increase liquidity. The interest rate was fixed at 1.62% for the first year of the agreement. The interest rate now adjusts quarterly to 6.25% less the 90 day LIBOR, subject to a lifetime cap of 3.22%. The rate was 3.22% at December 31, 2011. At maturity, the securities underlying the agreement are returned to the Company. The fair value of these securities sold under agreements to repurchase was $33,836 at December 31, 2011 and $33,504 at December 31, 2010. The Company retains the right to substitute securities under the terms of the agreements. Information concerning the securities sold under agreements to repurchase is summarized as follows:

	Years Ended December 31,
	2011	2010	2009
Average balance during the year	$32,286	$32,328	$31,967
Average interest rate during the year	1.69%	1.87%	2.18%
Maximum month-end balance during the year	$34,350	$34,053	$33,747
Weighted average interest rate at year-end	1.50%	2.17%	1.69%
NOTE 14 — BORROWINGS
Federal Home Loan Bank Advances
At December 31, 2011, advances from the FHLB totaled $746,398, net of a restructuring prepayment penalty of $4,222, and had interest rates ranging from 0.04% to 5.99% with a weighted average rate of 1.21%. At December 31, 2010, advances from the FHLB totaled $461,219 and had interest rates ranging from 0.16% to 5.99% with a weighted average rate of 3.21%. At December 31, 2011 and 2010, the Company had $20,000 and $22,000, respectively, in variable rate FHLB advances; the remainder of FHLB advances at those dates had fixed rates.
In November 2010, $91,644 in fixed-rate FHLB advances were modified. The 22 advances that were modified had a weighted average rate of 4.15% and an average term to maturity of approximately 2.6 years. These advances were prepaid and restructured with $91,644 of new, lower-cost FHLB advances with a weighted average rate of 1.79% and an average term to maturity of approximately 4.9 years. The early repayment of the debt resulted in a prepayment penalty of $5,421, which is being amortized to interest expense as an adjustment to the cost of the new FHLB advances. The effective rate of the new advances after accounting for the prepayment penalty is 2.98%. The prepayment penalty balance, net of accumulated amortization, was $4,222 at December 31, 2011.
Each advance is payable at its maturity date and is subject to prepayment penalties. The advances were collateralized by mortgage and commercial loans with FHLB collateral values of $721,135 and $654,913 under a blanket lien arrangement at the years ended December 31, 2011 and 2010, respectively. In addition, securities safekept at FHLB are used as collateral for advances. Based on this collateral, the Company was eligible to borrow an additional $515,948 and $756,432 at year-end 2011 and 2010, respectively.
In addition, FHLB stock also secures debts to the FHLB. The current agreement provided for a maximum borrowing amount of approximately $1,266,694 and $1,223,035 at December 31, 2011 and 2010, respectively.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)
NOTE 14 — BORROWINGS (Continued)
At December 31, 2011, the advances were structured to contractually pay down as follows:

		Weighted
	Balance	Average Rate
2012	$489,220	0.31%
2013	67,134	1.70
2014	36,516	2.86
2015	61,742	3.66
2016	62,299	2.55
Thereafter	33,709	4.59

	750,620	1.21%
Restructuring prepayment penalty	(4,222)

Total	$746,398

Other Borrowings
At December 31, 2011, the Company had borrowing availability through the Federal Reserve Bank of $33,681, the collateral value assigned to the securities pledged to the discount window. Additionally, uncommitted, unsecured fed funds lines of credit of $41,000, $25,000, and $10,000 were available at December 31, 2011 from three correspondent banks. The borrowing availability at the Federal Reserve Bank and the first two lines of credit were also available at December 31, 2010.
In October 2009, the Company entered into four promissory notes for unsecured loans totaling $10,000 obtained from local private investors to increase funds available at the Company level. The lenders were all members of the same family and long-time customers of the Bank. One of the notes had an original principal amount of $7,000 and the other three notes had principal amounts of $1,000 each. Each of the four promissory notes initially bore interest at 6% per annum, thereafter adjusting quarterly to a rate equal to the national average 2-year jumbo CD rate plus 2%, with a floor of 6% and a ceiling of 9%. Interest-only payments under the notes were due quarterly. The unpaid principal balance and all accrued but unpaid interest under each of the notes were due and payable on October 15, 2014. These notes were repaid in full in October 2011.
NOTE 15 — BENEFITS
Post-Retirement Healthcare Plan: Employees are currently eligible to receive, during retirement, specified company-paid medical benefits. Upon retirement, the Company will provide certain amounts toward the eligible participant’s group medical coverage. Eligibility is determined by age and length of service. Employees are eligible for this benefit if they have attained a minimum age of 55 and have a minimum of 10 years of service, and their combined age plus their years of service equals a minimum of 75. This benefit would be provided only until the participant becomes eligible for Medicare. The Company’s benefit expense under this program was $44, $35 and $22 for 2011, 2010 and 2009, respectively.
The discount rate used to measure the projected benefit obligation was 4.00%, 4.50%, and 5.54% for 2011, 2010 and 2009, respectively. The Company’s projected benefit obligation is not affected by increases in future health premiums as the Company’s contribution to the plan is a fixed monthly amount. Accrued post-retirement benefit obligations for the retiree health plan at December 31, 2011 and 2010, were approximately $265 and $225, respectively.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)
NOTE 15 — BENEFITS (Continued)
401(k) Plan: The Company offers a KSOP plan with a 401(k) match. Employees are eligible for the match if they have one year of service with 1,000 hours worked and become eligible each quarter once they meet the eligibility requirements. Employees may participate on their own without meeting the service requirements; however, in this case, employees do not qualify for the match. Employees may contribute between 2% and 75% of their compensation subject to certain limitations. A matching contribution will be paid to eligible employees’ accounts, which is equal to 100% of the first 5% of the employee’s contribution up to a maximum of 5% of the employee’s qualifying compensation. Matching expense for 2011, 2010 and 2009 was $766, $735 and $712, respectively.
The Company’s mortgage banking subsidiary, VPM, offers a 401(k) plan with an employer match. Employees are eligible on the first day of the quarter after a six month waiting period following date of hire. Employees may contribute between 2% and 75% of their compensation subject to certain limitations. A matching contribution will be paid to eligible employee accounts; this contribution is equal to 60% of the first 6% of the employee’s contribution with a maximum amount of $3. Matching expense for 2011, 2010 and 2009 was $80, $125 and $132, respectively.
Deferred Compensation Plan: The Company has entered into certain non-qualified deferred compensation agreements with members of the executive management team, directors and certain employees. These agreements, which are subject to the rules of section 409(a) of the Internal Revenue Code, relate to the voluntary deferral of compensation received and do not have an employer contribution. The accrued liability as of December 31, 2011 and 2010 was $1,464 and $1,338, respectively.
The Company entered into a deferred compensation agreement with the former President and Chief Executive Officer of the Company that provides benefits payable based on specified terms of the agreement. The estimated liability under the agreement is being accrued over the remaining years specified in the agreement. The accrued liability as of December 31, 2011 and 2010 was approximately $1,301 and $1,163, respectively. The expense for this deferred compensation agreement was $139, $142 and $126 for the years ended December 31, 2011, 2010 and 2009, respectively. The deferred compensation per the agreement was based upon the performance of specified assets.
Included in other assets is a universal life insurance policy as well as variable and fixed annuity contracts totaling $2,934 and $2,663 at December 31, 2011 and 2010, respectively. The Company is the owner and beneficiary of the policy. The policy pays interest on the funds invested. The life insurance is recorded at the net cash surrender value, or the amount that can be realized. Interest income on the investment is included in the statements of income.
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
The balance of the bank-owned life insurance policy, reported as an asset, at December 31, 2011 and 2010 totaled $29,007 and $28,501, and income for 2011, 2010 and 2009 totaled $506, $384 and $539, respectively.
Retirement Agreement: On December 31, 2011, President and Chief Executive Officer Garold Base retired from his positions as an officer of the Company. Mr. Base also entered into a Resignation, Consulting, Non-competition, Non-solicitation and Confidentiality Agreement (the “Agreement”) with the Company, effective December 31, 2011. Pursuant to the terms of the Agreement, Mr. Base agreed to resign as a director of the Company and the Bank, provide four months of consulting services to the Company and the Bank, and to forfeit his rights to 38,992 unvested shares of restricted stock previously granted to him. In exchange,

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)
NOTE 15 — BENEFITS (Continued)
Mr. Base will receive $7 per month for his consulting services and was paid a lump sum cash payment of $488 for the forfeiture of his restricted stock. The Agreement contains a covenant not to compete with the Company during the four-month period Mr. Base is providing consulting and advisory services to the Company, provided that Mr. Base may provide certain consulting services to others not affiliated with the Company. The Agreement also prohibits Mr. Base from disclosing confidential information regarding the Company and contains a general release of claims by Mr. Base.
Directors Agreements: In May 2007, certain directors entered into separation agreements with the Company in connection with the conclusion of their service as directors. The agreements, in recognition of the directors’ past service, provide for separation compensation. Payments under these agreements commenced on the first day of the month following the service completion date and were made on each anniversary of that date thereafter during the payout period. On each anniversary of the first payment, the annual benefit increased at a rate of 6% per annum. The final payment under this agreement took place in June 2010. The expense for these agreements was $0, $70 and $5 for 2011, 2010 and 2009, respectively.
NOTE 16 — ESOP PLAN
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
The Company’s Board of Directors determines the amount of contribution to the ESOP annually but is required to make contributions sufficient to service the ESOP’s debt. Shares are released for allocation to employees as the ESOP debt is repaid. Eligible employees receive an allocation of released shares at the end of the calendar year on a relative compensation basis. Employees are eligible if they had one year of service with 1,000 hours worked and become eligible each quarter once they meet the eligibility requirements. The dividends paid on allocated shares are paid to employee accounts. Dividends on unallocated shares held by the ESOP are applied to the ESOP note payable.
Contributions to the ESOP during 2011, 2010 and 2009 were $2,060, $1,629 and $1,218, respectively, and expense was $2,340, $1,624 and $1,297 for December 31, 2011, 2010 and 2009, respectively.
Shares held by the ESOP were as follows:

	2011	2010
Allocated to participants	786,106	601,912
Unearned	2,102,234	2,286,428

Total ESOP shares	2,888,340	2,888,340

Fair value of unearned shares at December 31	$27,350	$26,728
NOTE 17 — SHARE-BASED COMPENSATION
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

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)
NOTE 17 — SHARE-BASED COMPENSATION (Continued)
The compensation cost that has been charged against income for the restricted stock portion of the Equity Incentive Plan was $1,102, $1,483 and $1,585 for 2011, 2010 and 2009, respectively. The compensation cost that has been charged against income for the stock option portion of the Equity Incentive Plan was $449, $319 and $178 for 2011, 2010 and 2009, respectively. The total income tax benefit recognized in the income statement for share-based compensation was $543, $631 and $599 for 2011, 2010 and 2009, respectively.
The restricted stock portion of the plan allows the Company to grant restricted stock to directors, advisory directors, officers and other employees. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date, which is determined using the last sale price as quoted on the NASDAQ Stock Market. Awarded shares vest at a rate of 20% of the initially awarded amount per year, beginning on the first anniversary date of the award, and are contingent upon continuous service by the recipient through the vesting date. Under the terms of the Equity Incentive Plan, awarded shares are restricted as to transferability and may not be sold, assigned, or transferred prior to vesting. The Compensation Committee established a vesting period of five years, subject to acceleration of vesting upon a change in control of the Company or upon the termination of the award recipient’s service due to death or disability. Total restricted shares available for future issuance under the plan totaled 111,890 at year-end 2011. 602,288 shares had been issued under the plan through December 31, 2011, with 38,992 and 25,309 unvested shares forfeited during 2011 and 2010, respectively.
A summary of changes in the Company’s nonvested shares for 2011, 2010 and 2009 follows:

	2011		2010		2009
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Non-vested at January 1	218,393	$13.14	364,161	$13.15	484,625	$13.15
Granted	—	—	—	—	—	—
Vested	(107,798)	13.15	(120,459)	13.16	(120,464)	13.16
Forfeited	(38,992)	13.19	(25,309)	13.19	—	—

Non-vested at December 31	71,603	$13.08	218,393	$13.14	364,161	$13.15

As of December 31, 2011, there was $373 of total unrecognized compensation expense related to non-vested shares awarded under the restricted stock plan. That expense is expected to be recognized over a weighted-average period of 0.4 years. The total fair value of shares vested during the year ended December 31, 2011, was $1,418.
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
NOTE 17 — SHARE-BASED COMPENSATION (Continued)
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
The weighted average fair value of each stock option granted during 2011, 2010 and 2009 was $4.30, $4.09 and $3.91, respectively. The fair value of options granted was determined using the following weighted-average assumptions as of grant date:

	2011	2010	2009
Risk-free interest rate	2.45%	2.60%	2.69%
Expected term of stock options (years)	7.5	7.5	7.5
Expected stock price volatility	33.20%	35.80%	37.00%
Expected dividends	1.42%	1.29%	1.53%
A summary of activity in the stock option portion of the plan for 2011, 2010 and 2009 was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at January 1, 2009	329,925	$12.79	8.7	$—
Granted	123,900	10.58	10.0	14
Exercised	—	—	—	—
Forfeited	(87,449)	11.91	—	—

Outstanding at December 31, 2009	366,376	12.25	8.1	114

Granted	117,072	11.08	10.0	71
Exercised	—	—	—	—
Forfeited	(25,893)	11.30	—	15

Outstanding at December 31, 2010	457,555	12.01	7.6	170

Granted	108,500	12.72	10.0	31
Exercised	—	—	—	—
Forfeited	(30,671)	11.61	—	44

Outstanding at December 31, 2011	535,384	$12.17	7.1	$483

Fully vested and expected to vest	515,296	$12.17	6.9	$390

Exercisable at December 31, 2011	133,615	$12.18	6.2	$123

No stock options were exercised in 2011, 2010 or 2009. As of December 31, 2011, there was $553 of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over a weighted-average period of 2.2 years. At December 31, 2011, the Company applied an estimated forfeiture rate of 5% based on historical activity. The intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the market price of our common stock as of the reporting date.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)
NOTE 17 — SHARE-BASED COMPENSATION (Continued)
The Compensation Committee may grant stock appreciation rights, which give the recipient of the award the right to receive the excess of the market value of the shares represented by the stock appreciation rights on the date exercised over the exercise price. As of December 31, 2011, the Company has not granted any stock appreciation rights.
NOTE 18 — INCOME TAXES
The Company’s pre-tax income is subject to federal income tax and state margin tax at a combined rate of 36% for 2011 and 2010 and 35% for 2009.
Income tax expense for 2011, 2010 and 2009, was as follows:

	2011	2010	2009
Current expense (benefit)	$11,384	$9,426	$(2,991)
Deferred expense (benefit)	204	(794)	3,951

Total income tax expense (benefit)	$11,588	$8,632	$960

At December 31, 2011 and 2010, deferred tax assets and liabilities were due to the following:

	December 31, 2011	December 31, 2010
Deferred tax assets:
Allowance for loan losses	$6,134	$5,295
Other real estate owned	378	161
Depreciation	14	1,497
Deferred compensation arrangements	739	763
Self-funded health insurance	70	110
Non-accrual interest	237	173
Restricted stock and stock options	614	638
Other	505	336

	8,691	8,973

Deferred tax liabilities:
Mortgage servicing assets	(147)	(227)
Net unrealized gain on securities available for sale	(735)	(1,315)
Partnership — Lone Star New Markets Fund	(744)	(774)
Other	(109)	(77)

	(1,735)	(2,393)

Net deferred tax asset	$6,956	$6,580

The net deferred tax asset is recorded on the consolidated balance sheets under “other assets.” Management performed an analysis related to the Company’s deferred tax asset for each of the years ended December 31, 2011 and 2010 and, based upon these analyses, no valuation allowance was deemed necessary as of December 31, 2011 or 2010.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)
NOTE 18 — INCOME TAXES (Continued)
Effective tax rates differ from the federal statutory rate of 35% in 2011 and 2010 and 34% in 2009 applied to income before income taxes due to the following:

	2011	2010	2009
Federal statutory rate times financial statement income	$13,271	$9,251	$1,234
Effect of:
State taxes, net of federal benefit	56	29	98
New market tax credit	(192)	(119)	(113)
Bank-owned life insurance income	(151)	(134)	(183)
Municipal interest income	(740)	(535)	(156)
Other	(656)	140	80

Total income tax expense (benefit)	$11,588	$8,632	$960

Effective Tax Rate	30.56%	32.66%	26.45%
NOTE 19 — RELATED PARTY TRANSACTIONS
Loans to executive officers, directors, and their affiliates during 2011 were as follows:

Beginning balance	$1,476
New loans	—
Effect of changes in composition of related parties	—
Repayments	(111)

Ending balance	$1,365

None of the above loans were considered non-performing or potential problem loans. These loans are made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectability. Deposits from executive officers, directors, and their affiliates at year-end 2011 and 2010 were $3,495 and $3,286, respectively.
NOTE 20 — REGULATORY CAPITAL MATTERS
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
Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is adequately capitalized, regulatory approval is required to accept brokered deposits. If an institution is undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2011, the most recent regulatory notification categorized the Bank and the Company as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category. Management believes that, at December 31, 2011, the Bank and the Company met all capital adequacy requirements to which it is subject.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)
NOTE 20 — REGULATORY CAPITAL MATTERS(Continued)
Effective December 19, 2011, the Bank converted its charter from a federal thrift charter to a national banking association charter under 12 C.F.R. Part 5.24. Also effective December 19, 2011, the Company converted from a thrift holding company to a national bank holding company. Accordingly, regulatory capital levels and ratios for December 31, 2011 are calculated according to FFIEC 041 Form instructions, while capital levels and ratios for December 31, 2010 followed the guidelines outlined in the Office of Thrift Supervision Thrift Financial Report.

					To Be Well-Capitalized
			Required for Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2011:
Total risk-based capital
the Company	$421,185	25.46%	$132,336	8.00%	$165,421	10.00%
the Bank	336,694	20.36%	132,279	8.00%	165,349	10.00%
Tier 1 risk-based capital
the Company	403,698	24.40%	66,168	4.00%	99,252	6.00%
the Bank	319,207	19.31%	66,140	4.00%	99,209	6.00%
Tier 1 leverage
the Company	403,698	12.58%	128,398	4.00%	160,498	5.00%
the Bank	319,207	9.94%	128,517	4.00%	160,647	5.00%

As of December 31, 2010: (Bank only)
Total capital (to risk-weighted assets)	$298,739	18.42%	$129,717	8.00%	$162,147	10.00%

Tier 1 (core) capital (to risk-weighted assets)	285,494	17.61%	64,859	4.00%	97,288	6.00%

Tier 1 (core) capital (to adjusted total assets)	285,494	9.73%	117,320	4.00%	146,650	5.00%
The following is a reconciliation of the Company and Bank’s equity under accounting principles generally accepted in the United States to regulatory capital (as defined by the OCC and FRB) as of December 31, 2011:

	Company	Bank
GAAP equity	$406,189	$321,698
Investment in nonincludable subsidiary	(328)	(328)
Disallowed goodwill and intangible assets	(816)	(816)
Unrealized loss (gain) on securities available for sale	(1,347)	(1,347)

Tier 1 capital	403,698	319,207

Allowance for loan losses	17,487	17,487

Total capital	$421,185	$336,694

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)
NOTE 20 — REGULATORY CAPITAL MATTERS (Continued)
The following is a reconciliation of the Bank’s equity under accounting principles generally accepted in the United States to regulatory capital (as defined by the OTS and FDIC) as of December 31, 2010:

Bank
GAAP equity	$292,870
Investment in nonincludable subsidiary	(4,092)
Disallowed goodwill and intangible assets	(911)
Unrealized loss (gain) on securities available for sale	(2,373)

Tier 1 capital	285,494

General allowance for loan losses	13,245

Total capital	$298,739

Dividend Restrictions and Information—Banking regulations limit the amount of dividends that may be paid by the Bank to the Company without prior approval of regulatory agencies. Historically, the Company has maintained adequate liquidity to pay dividends to its shareholders and anticipates the continued ability to do so for the foreseeable future without the need for receiving dividends from the Bank. The Bank may pay dividends to the Company within the limitations of the regulations. Under OCC regulations, limitations have been imposed upon all “capital distributions” by national banks, including cash dividend payments by an institution to its holding company for any purpose, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. As a subsidiary of a national holding company, the Bank may make a capital distribution with 30-days prior notice to the OCC, provided that the following criteria are met:
•	The Bank has a regulatory rating in the top two categories.

•	The Bank is not of supervisory concern, and would remain well-capitalized or adequately-capitalized, as defined in the OCC prompt corrective action regulations, following the proposed distribution.

•	The proposed distribution, combined with dividends already paid for the year, does not exceed its net income for the calendar year-to-date plus retained net income for the previous two years.
Should the Bank not meet the above stated requirements, it must file an application with the OCC before making the distribution.
NOTE 21 — LOAN COMMITMENTS, CONTINGENT LIABILITIES AND OTHER RELATED ACTIVITIES
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
The contractual amounts of financial instruments with off-balance sheet risk at year-end were as follows:

	2011		2010
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$80,357	$23,411	$85,387	$21,277
Unused lines of credit	6,124	92,666	6,136	73,034
Unused commitment on Warehouse Purchase Program loans	—	234,066	—	289,088

Total	$86,481	$350,143	$91,523	$383,399

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)
NOTE 21 — LOAN COMMITMENTS, CONTINGENT LIABILITIES AND OTHER RELATED ACTIVITIES (Continued)
In addition to the commitments above, the Company had overdraft protection available in the amounts of $71,509 and $72,391 for December 31, 2011 and 2010, respectively. As of December 31, 2011, the Company had sold $236,925 of loans into the secondary market that contain certain credit recourse provisions that range from four months to ten months. The amount subject to recourse was approximately $102,836 as of year-end 2011. The risk of loss exists up to the total value of the outstanding loan balance although material losses are not anticipated.
In regards to unused commitments on Warehouse Purchase Program loans, the Company reserves the right, at any time, to refuse to buy any mortgage loans offered for sale by its mortgage banking company customers for any reason in the Company’s sole and absolute discretion.
At December 31, 2011 and 2010, the Company also had standby letters of credit in the amounts of $811 and $635, respectively, that do not have an attached rate. These commitments are not reflected in the financial statements.
Liability for Mortgage Loan Repurchase Losses
The Company sells whole residential real estate loans to private investors, such as other banks, thrifts and mortgage companies. The agreements under which the Company sells mortgage loans contain provisions that include various representations and warranties regarding the origination and characteristics of the mortgage loans. Although the specific representations and warranties vary among investor agreements, they typically cover ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan, absence of delinquent taxes or liens against the property securing the loan, compliance with applicable origination laws, and other matters. The Company may be required to repurchase mortgage loans, indemnify the investor or insurer, or reimburse the investor or insurer for credit losses incurred on loans in the event of a breach of such contractual representations or warranties that is not remedied within the time period specified in the applicable agreement after we receive notice of the breach. Typically, it is a condition to repurchase or indemnify a loan that the breach must have had a material and adverse effect on the value of the mortgage loan or to the interests of the security holders in the mortgage loan. Agreements under which the Company sells mortgage loans require the delivery of various documents to the investor, and the Company may be obligated to repurchase or indemnify any mortgage loan as to which the required documents are not delivered or are defective. Upon receipt of a repurchase or indemnification request, the Company works with investors to arrive at a mutually agreeable resolution. These demands are typically reviewed on a loan by loan basis to validate the claims made by the investor and determine if a contractual event occurred. The Company manages the risk associated with potential repurchases or other forms of settlement through underwriting and quality assurance practices.
In the fourth quarter of 2010, the Company established a mortgage repurchase liability that reflects management’s estimate of losses for loans for which the Company could have repurchase obligations based on historical investor repurchase and indemnification demands and historical loss ratios. Although investors may demand repurchase at any time, the Company’s historical demands have occurred within 12 months of the investor purchase. The Company had two repurchases and seven indemnifications in 2010. In 2011, there was one repurchase and five indemnifications. Actual losses were $118 and $59 during the years ended December 31, 2011 and 2010, respectively.
The liability, included in “Other Liabilities” in the consolidated balance sheet, was $52 at December 31, 2011. Additions to the liability reduced net gains on mortgage loan origination/sales.
The mortgage repurchase liability of $52 at December 31, 2011, represents the Company’s best estimate of the loss that may be incurred for various representations and warranties in the contractual provisions of sales of mortgage loans. There may be a range of reasonably possible losses in excess of the estimated liability that cannot be estimated with confidence. Because the level of mortgage loan repurchase losses are dependent on economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)
NOTE 22 — GOODWILL
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
Due to the downturn in current mortgage market conditions and the loss of key production personnel, an evaluation of goodwill was performed outside of the normal annual cycle in 2011. For purposes of performing Step One of the goodwill impairment test, the fair value was determined using the income approach by discounting the next five years projected cash flows. The assumptions in the model considered market economic and industry forecasts and management’s judgment. Based on the estimated results in the Step Two analysis, a goodwill impairment of $271 was recognized during year ended December 31, 2011.
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
Goodwill totaled $818 and $1,089 at December 31, 2011 and 2010, respectively. There was no change in goodwill during the years ended December 31, 2010 and 2009.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)
NOTE 23 — SEGMENT INFORMATION
The reportable segments are determined by the products and services offered, primarily distinguished between banking and VPM, our mortgage banking subsidiary. Loans, investments and deposits generate the revenues in the banking segment; secondary marketing sales generate the revenue in the VPM segment. Segment performance is evaluated using segment profit (loss). Information reported internally for performance assessment for years ended December 31, 2011, 2010 and 2009 was as follows:

	Year Ended December 31, 2011
				Total Segments
			Eliminations and	(Consolidated
	Banking	VPM	Adjustments[1]	Total)
Results of Operations:
Total interest income	$116,032	$1,698	$(1,506)	$116,224
Total interest expense	33,992	1,506	(1,852)	33,646
Provision for loan losses	3,962	8	—	3,970

Net interest income after provision for loan losses	78,078	184	346	78,608
Other revenue	25,394	(306)	1,821	26,909
Net gain (loss) on sale of loans	(2,158)	9,797	—	7,639
Total non-interest expense	61,231	12,464	1,545	75,240

Income before income tax expense (benefit)	40,083	(2,789)	622	37,916
Income tax expense (benefit)	12,905	(916)	(401)	11,588

Net income (loss)	$27,178	$(1,873)	$1,023	$26,328

Segment assets	$3,180,291	$52,568	$(52,281)	$3,180,578
Noncash items:
Net gain (loss) on sale of loans	(2,158)	9,797	—	7,639
Depreciation	3,223	292	—	3,515
Provision for loan losses	3,962	8	—	3,970

	Year Ended December 31, 2010
				Total Segments
			Eliminations and	(Consolidated
	Banking	VPM	Adjustments[1]	Total)
Results of Operations:
Total interest income	$115,069	$2,277	$(1,961)	$115,385
Total interest expense	44,156	1,961	(1,964)	44,153
Provision for loan losses	5,054	65	—	5,119

Net interest income after provision for loan losses	65,859	251	3	66,113
Other revenue	20,796	(38)	(335)	20,423
Net gain (loss) on sale of loans	(2,061)	15,102	—	13,041
Total non-interest expense	57,430	14,990	726	73,146

Income before income tax expense (benefit)	27,164	325	(1,058)	26,431
Income tax expense (benefit)	8,752	70	(190)	8,632

Net income	$18,412	$255	$(868)	$17,799

Segment assets	$2,943,794	$51,382	$(53,181)	$2,941,995
Noncash items:
Net gain (loss) on sale of loans	(2,061)	15,102	—	13,041
Depreciation	3,272	299	—	3,571
Provision for loan losses	5,054	65	—	5,119

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)
NOTE 23 — SEGMENT INFORMATION (Continued)

	Year Ended December 31, 2009
				Total Segments
			Eliminations and	(Consolidated
	Banking	VPM	Adjustments[1]	Total)
Results of Operations:
Total interest income	$108,413	$1,932	$(2,439)	$107,906
Total interest expense	49,550	1,583	(1,847)	49,286
Provision for loan losses	7,652	—	—	7,652

Net interest income after provision for loan losses	51,211	349	(592)	50,968
Other revenue	22,967	(4)	(109)	22,854
Net gain (loss) on sale of loans	(1,024)	17,615	—	16,591
Impairment of collateralized debt obligations (all credit)	(12,246)	—	—	(12,246)
Total non-interest expense	57,641	16,664	232	74,537

Income before income tax expense (benefit)	3,267	1,296	(933)	3,630
Income tax expense (benefit)	541	440	(21)	960

Net income	$2,726	$856	$(912)	$2,670

Segment assets	$2,380,938	$41,391	$(42,825)	$2,379,504
Noncash items:
Net gain (loss) on sale of loans	(1,024)	17,615	—	16,591
Depreciation	3,554	230	—	3,784
Provision for loan losses	7,652	—	—	7,652

[1]	Includes eliminating entries for intercompany transactions and stand-alone expenses of the Company.
NOTE 24 — PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
Condensed financial information of ViewPoint Financial Group, Inc. follows:
CONDENSED BALANCE SHEETS
December 31,

	2011	2010
ASSETS
Cash on deposit at subsidiary	$62,158	$90,570
Investment in banking subsidiary	321,818	292,870
Receivable from banking subsidiary	1,754	1,531
ESOP note receivable and other assets	20,904	21,743

Total assets	$406,634	$406,714

LIABILITIES AND SHAREHOLDERS’ EQUITY
Borrowings — Note 14	$—	$10,000
Other liabilities	325	125
Shareholders’ equity	406,309	396,589

Total liabilities and shareholders’ equity	$406,634	$406,714

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)
NOTE 24 — PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)
CONDENSED STATEMENTS OF INCOME
Years ended December 31,

	2011	2010	2009
Interest income on ESOP loan	$819	$602	$391
Interest expense	473	600	127
Operating expenses	1,595	806	341

Loss before income tax benefit and equity in undistributed earnings of subsidiary	(1,249)	(804)	(77)
Income tax benefit	(401)	(190)	(21)
Equity in undistributed earnings of subsidiary	27,176	18,413	2,726

Net income	$26,328	$17,799	$2,670

CONDENSED STATEMENTS OF CASH FLOWS
Years ended December 31,

	2011	2010	2009
Cash flows from operating activities
Net income	$26,328	$17,799	$2,670
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed earnings of subsidiary	(27,176)	(18,413)	(2,726)
Vesting of restricted stock	1,327	1,455	1,501
Net change in intercompany receivable	—	5,000	(5,000)
Net change in other assets	(402)	(79)	(137)
Net change in other liabilities	200	(2)	79

Net cash from operating activities	277	5,760	(3,613)
Cash flows from investing activities
Contribution of 50% of proceeds of stock offering to subsidiary	—	(95,400)	—
Fund ESOP note receivable from Conversion and stock offering	—	(15,886)	—
Capital contribution to subsidiary	—	—	(19,500)
Payments received on ESOP notes receivable	1,241	1,026	828
Additional principal payments received on ESOP notes receivable	—	—	184

Net cash from investing activities	1,241	(110,260)	(18,488)
Cash flows from financing activities
Share repurchase	(13,012)	—	—
Proceeds (repayments) from borrowing	(10,000)	—	10,000
Net proceeds from stock offering	—	190,801	—
Merger of ViewPoint MHC pursuant to reorganization	—	207	—
Treasury stock purchased	—	(407)	—
Payment of dividends	(6,918)	(3,862)	(2,472)

Net cash from financing activities	(29,930)	186,739	7,528

Net change in cash and cash equivalents	(28,412)	82,239	(14,573)
Beginning cash and cash equivalents	90,570	8,331	22,904

Ending cash and cash equivalents	$62,158	$90,570	$8,331

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)
NOTE 25 — QUARTERLY FINANCIAL DATA (Unaudited)

						Provision
	Interest		Interest	Net Interest		for Loan		Earnings per Share
	Income		Expense	Income		Losses	Net ncome	Basic		Diluted
2011
First quarter	$27,895		$8,918	$18,977		$1,095	$6,554	$0.20		$0.20
Second quarter	27,986		9,021	18,965		1,065	4,857	0.15		0.15
Third quarter	29,006		8,527	20,479		581	5,143	0.16		0.16
Fourth quarter	31,337		7,180	24,157		1,229	9,774	0.31		0.31

2010
First quarter	$26,209	[1]	$11,117	$15,092	[1]	$1,146	$2,705	$0.10	[2]	$0.10	[2]
Second quarter	27,718	[1]	11,265	16,453	[1]	1,888	3,196	0.11	[2]	0.11	[2]
Third quarter	30,101		11,582	18,519		756	5,408	0.17		0.17
Fourth quarter	31,357		10,189	21,168		1,329	6,490	0.20		0.20

[1]	In the third quarter of 2010, the Company reclassified a portion of interest income associated with mortgage loans held for sale to lending expense. The impact of this classification was $41 for the first two quarters of 2010.

[2]	All share and per share information for periods prior to the Conversion has been adjusted to reflect the 1.4:1 exchange ratio on publicly traded shares, which resulted in a 4,287,752 increase in outstanding shares.
NOTE 26 — SUBSEQUENT EVENTS
On December 8, 2011, the Company and Highlands Bancshares, Inc. (“Highlands”) announced that they had entered into a definitive merger agreement whereby the Company will acquire Highlands and its subsidiary bank, the First National Bank of Jacksboro (which operates in the Dallas marketplace as Highlands Bank), in a stock-for-stock transaction. Under the terms of the agreement, each outstanding share of Highlands common stock will be exchanged for 0.6636 shares of Company stock upon closing. In addition, the Company announced that Kevin Hanigan, the President, Chief Executive Officer and Chairman of the Board of Directors of Highlands, will assume the role of President and Chief Executive Officer of the Company and the Bank upon the closing of the acquisition. The Company and Highlands expect to complete the transaction in the second quarter of 2012 after receipt of regulatory approvals, the approval of the shareholders and the satisfaction of other customary closing conditions.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) as of December 31, 2011, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
(b)	Management’s Report on Internal Control Over Financial Reporting: Management of the Company is responsible for establishing and maintaining an effective system of internal control over financial reporting. The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There are inherent limitations in the effectiveness of any system of internal control over financial reporting, including the possibility of human error and circumvention or overriding of controls. Accordingly, even an effective system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the Company’s systems of internal control over financial reporting as of December 31, 2011. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2011, the Company maintained effective internal control over financial reporting based on those criteria. The Company’s independent registered public accounting firm that audited the financial statements included in this annual report on Form 10-K has issued an attestation report on the Company’s internal control over financial reporting. The attestation report of Ernst & Young LLP appears below.
Report of Ernst & Young LLP
Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
ViewPoint Financial Group, Inc.
We have audited ViewPoint Financial Group, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ViewPoint Financial Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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
In our opinion, ViewPoint Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2011 of ViewPoint Financial Group, Inc. and our report dated February 28, 2012 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dallas, Texas
February 28, 2012
(c)	Changes in Internal Control Over Financial Reporting: During the quarter ended December 31, 2011, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
Not applicable.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Directors and Executive Officers. The information concerning our directors required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on May 15, 2012, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year. Information required by this item regarding the audit committee of the Company’s Board of Directors, including information regarding the audit committee financial expert serving on the audit committee, is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on May 15, 2012, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year. Information about our executive officers is contained under the caption “Executive Officers” in Part I of this Form 10-K, and is incorporated herein by this reference.
Section 16(a) Beneficial Ownership Reporting Compliance. The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent shareholders required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on May 15, 2012, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.
Code of Ethics. We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, and to all of our other employees and our directors. A copy of our code of ethics is available on our Internet website address, www.viewpointfinancialgroup.com.

Item 11.	Executive Compensation
The information concerning compensation required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on May 15, 2012, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information concerning security ownership of certain beneficial owners and management and our equity incentive plan required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on May 15, 2012, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on May 15, 2012, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services
The information concerning principal accountant fees and services is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held in May 15, 2012, a copy of which will be filed not later than 120 days after the end of our fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)(1)	Financial Statements: See Part II—Item 8. Financial Statements and Supplementary Data.

(a)(2)	Financial Statement Schedules: All financial statement schedules have been omitted as the information is included in the notes to the consolidated financial statements or is not required under the related instructions or is not applicable.

(a)(3)	Exhibits: See below.

(b)	Exhibits:

Exhibit
Number	Description

2.1
Agreement and Plan of Merger by and between the Registrant and Highlands Bancshares, Inc. (incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 9, 2011 (File No. 001-34737))

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

Exhibit
Number		Description

10.7		Summary of Director Board Fee Arrangements (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007 (File No. 001-32992))

10.8		ViewPoint Bank Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 0-24566-01))

10.9
Amended and Restated ViewPoint Bank Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 0-24566-01))

10.10		Executive Officer Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 26, 2011 (File No. 001-34737))

10.11		Resignation, Consulting, Noncompetition, Non-solicitation and Confidentiality Agreement and Release between the Registrant and Garold R. Base

10.12
Employment Agreement between the Registrant and ViewPoint Bank, N.A. and Kevin Hanigan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4 filed with the SEC on January 17, 2012 (File No. 333-179037))

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
The following materials from the ViewPoint Financial Group, Inc. Annual Report on Form 10-K for the year ended December 31, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (vi) the Consolidated Statements of Cash Flows and (vii) related notes, tagged as blocks of text.

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

++	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

EXHIBIT INDEX

Exhibits:

10.11	Resignation, Consulting, Noncompetition, Non-solicitation and Confidentiality Agreement and Release between the Registrant and Garold R. Base

21	Subsidiaries of the Registrant

23.1	Consent of Accountants

23.2	Consent of Accountants

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VIEWPOINT FINANCIAL GROUP, INC. (Registrant)
Date: February 23, 2012	By:	/s/ Mark E. Hord
Mark E. Hord
Interim President and Chief Executive Officer (Principal Executive Officer)

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Mark E. Hord and Pathie E. McKee his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him/her and in his/her name, place and stead, in any and all capacities, to sign any amendment to ViewPoint Financial Group Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming said attorney-in-fact and agent or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Anthony J. LeVecchio Anthony J. LeVecchio, Vice Chairman of the Board and Director	Date: February 23, 2012

/s/ Jack D. Ersman Jack D. Ersman, Director	Date: February 23, 2012

/s/ Brian McCall Brian McCall, Director	Date: February 23, 2012

/s/ V. Keith Sockwell V. Keith Sockwell, Director	Date: February 23, 2012

/s/ Pathie E. McKee Pathie E. McKee, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	Date: February 23, 2012