Form 10-Q
period 2012-03-31
ViewPoint Financial Group Inc.
filed 2012-04-27
CIK 1487052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-34737

VIEWPOINT FINANCIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Maryland	6021	27-2176993
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

1309 W. 15th Street, Plano, Texas 75075

(972) 578-5000

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class: Common Stock                                          Shares Outstanding as of April 26, 2012: 39,230,350

VIEWPOINT FINANCIAL GROUP, INC.

FORM 10-Q

March 31, 2012

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements

VIEWPOINT FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share data)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Cash and due from financial institutions	$16,507	$16,661
Short-term interest-bearing deposits in other financial institutions	28,000	29,687

Total cash and cash equivalents	44,507	46,348
Securities available for sale, at fair value	411,515	433,745
Securities held to maturity (fair value: March 31, 2012 – $483,876, December 31, 2011 – $518,142)	465,957	500,488
Loans held for sale (includes $9,168 and $16,607 carried at fair value at March 31, 2012, and December 31, 2011)	734,408	834,352
Loans held for investment (net of allowance for loan losses of $18,023 at March 31, 2012 and $17,487 at December 31, 2011)	1,238,486	1,211,057
FHLB and Federal Reserve Bank stock, at cost	32,924	37,590
Bank-owned life insurance	29,116	29,007
Foreclosed assets, net	2,021	2,293
Premises and equipment, net	49,721	50,261
Goodwill	818	818
Accrued interest receivable	8,045	8,982
Prepaid FDIC assessment	4,574	4,967
Other assets	19,020	20,670

Total assets	$3,041,112	$3,180,578

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand	$231,768	$211,670
Interest-bearing demand	488,807	498,253
Savings and money market	762,089	759,576
Time	450,955	493,992

Total deposits	1,933,619	1,963,491
FHLB advances (net of prepayment penalty of $3,964 at March 31, 2012 and $4,222 at December 31, 2011)	632,512	746,398
Repurchase agreement	25,000	25,000
Accrued interest payable	1,171	1,220
Other liabilities	36,205	38,160

Total liabilities	2,628,507	2,774,269
Commitments and contingent liabilities	—	—
Shareholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized; 0 shares issued – March 31, 2012 and December 31, 2011	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; 33,703,080 shares issued – March 31, 2012 and 33,700,399 shares issued – December 31, 2011	337	337
Additional paid-in capital	280,139	279,473
Retained earnings	149,585	144,535
Accumulated other comprehensive income, net	1,560	1,347
Unearned Employee Stock Ownership Plan (ESOP) shares; 2,056,185 shares at March 31, 2012 and 2,102,234 shares at December 31, 2011	(19,016)	(19,383)

Total shareholders’ equity	412,605	406,309

Total liabilities and shareholders’ equity	$3,041,112	$3,180,578

See accompanying notes to consolidated financial statements.

VIEWPOINT FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Interest and dividend income
Loans, including fees	$24,320	$20,461
Taxable securities	4,458	6,868
Nontaxable securities	473	473
Interest-bearing deposits in other financial institutions	19	72
FHLB and Federal Reserve Bank stock	106	21

	29,376	27,895
Interest expense
Deposits	3,229	6,083
FHLB advances	2,454	2,486
Repurchase agreement	203	201
Other borrowings	—	148

	5,886	8,918

Net interest income	23,490	18,977
Provision for loan losses	895	1,095

Net interest income after provision for loan losses	22,595	17,882
Non-interest income
Service charges and fees	4,238	4,647
Other charges and fees	128	175
Net gain on sale of mortgage loans	2,232	1,949
Bank-owned life insurance income	109	118
Gain on sale of available for sale securities	—	3,415
Loss on sale and disposition of assets	(81)	(210)
Other	104	373

	6,730	10,467
Non-interest expense
Salaries and employee benefits	11,724	11,854
Advertising	285	356
Occupancy and equipment	1,470	1,423
Outside professional services	483	653
Regulatory assessments	581	959
Data processing	1,245	1,069
Office operations	1,545	1,454
Other	1,119	1,093

	18,452	18,861
Income before income tax expense	10,873	9,488
Income tax expense	3,801	2,934

Net income	$7,072	$6,554

Earnings per share:
Basic	$0.22	$0.20

Diluted	$0.22	$0.20

See accompanying notes to consolidated financial statements.

VIEWPOINT FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollar amounts in thousands)

	Three Months Ended March 31,
	2012	2011
Net income	$7,072	$6,554
Change in unrealized gains (losses) on securities available for sale	331	(676)
Reclassification of amount realized through sale of securities	—	(3,415)
Tax effect	(118)	1,458

Other comprehensive income (loss), net of tax	213	(2,633)

Comprehensive income	$7,285	$3,921

See accompanying notes to consolidated financial statements

VIEWPOINT FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollar amounts in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
For the three months ended March 31, 2011
Balance at January 1, 2011	$349	$289,591	$(20,849)	$125,125	$2,373	$396,589
ESOP shares earned, 46,048 shares	—	222	366	—	—	588
Share-based compensation expense	—	429	—	—	—	429
Dividends declared ($0.05 per share)	—	—	—	(1,742)	—	(1,742)
Comprehensive income:
Net income	—	—	—	6,554	—	6,554
Change in unrealized gains (losses) on securities available for sale, net of reclassifications and taxes	—	—	—	—	(2,633)	(2,633)

Total comprehensive income						3,921

Balance at March 31, 2011	$349	$290,242	$(20,483)	$129,937	$(260)	$399,785

For the three months ended March 31, 2012
Balance at January 1, 2012	$337	$279,473	$(19,383)	$144,535	$1,347	$406,309
ESOP shares earned, 46,049 shares	—	299	367	—	—	666
Share-based compensation expense	—	333	—	—	—	333
Exercise of stock options (2,681 shares)	—	34	—	—	—	34
Dividends declared ($0.06 per share)	—	—	—	(2,022)	—	(2,022)
Comprehensive income:
Net income	—	—	—	7,072	—	7,072
Change in unrealized gains (losses) on securities available for sale, net of reclassifications and taxes	—	—	—	—	213	213

Total comprehensive income						7,285

Balance at March 31, 2012	$337	$280,139	$(19,016)	$149,585	$1,560	$412,605

See accompanying notes to consolidated financial statements.

VIEWPOINT FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollar amounts in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net income	$7,072	$6,554
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	895	1,095
Depreciation and amortization	916	880
Deferred tax expense (benefit)	(507)	33
Premium amortization and accretion of securities, net	1,044	1,183
Gain on sale of available for sale securities	—	(3,415)
ESOP compensation expense	666	588
Share-based compensation expense	333	429
Net gain on loans held for sale	(2,232)	(1,949)
Loans originated or purchased for sale	(2,886,917)	(1,623,545)
Proceeds from sale of loans held for sale	2,989,093	1,798,481
FHLB stock dividends	(32)	(21)
Bank-owned life insurance (BOLI) income	(109)	(118)
Loss (gain) on sale and disposition of assets	81	62
Net change in deferred loan fees	120	(206)
Net change in accrued interest receivable	937	1,263
Net change in other assets	2,653	2,260
Net change in other liabilities	(2,123)	(389)

Net cash provided by operating activities	111,890	183,185
Cash flows from investing activities
Available-for-sale securities:
Maturities, prepayments and calls	222,281	42,550
Purchases	(200,000)	(119,424)
Proceeds from sale of AFS securities	—	93,008
Held-to-maturity securities:
Maturities, prepayments and calls	33,768	23,162
Purchases	—	(114,852)
Net change in loans held for investment	(29,084)	4,940
Redemption/(purchase) of FHLB and Federal Reserve Bank stock	4,698	6,702
Purchases of premises and equipment	(394)	(346)
Proceeds from sale of assets	746	253

Net cash provided by (used in) investing activities	32,015	(64,007)
Cash flows from financing activities
Net change in deposits	(29,872)	15,469
Proceeds from FHLB advances	345,500	41,000
Repayments on FHLB advances	(459,386)	(203,799)
Payment of dividends	(2,022)	(1,742)
Proceeds from stock option exercises	34	—

Net cash used in financing activities	(145,746)	(149,072)

Net change in cash and cash equivalents	(1,841)	(29,894)
Beginning cash and cash equivalents	46,348	68,650

Ending cash and cash equivalents	$44,507	$38,756

Supplemental cash flow information:
Interest paid	$5,935	$8,871
Income taxes paid	$506	$45
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$640	$132

See accompanying notes to consolidated financial statements.

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 1—BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying consolidated financial statements of ViewPoint Financial Group, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal and recurring adjustments which are considered necessary to fairly present the results for the interim periods presented have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in ViewPoint Financial Group, Inc.’s 2011 Annual Report on Form 10-K (“2011 Form 10-K”). Interim results are not necessarily indicative of results for a full year.

In preparing the financial statements, management is required to make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Company in preparation of its consolidated financial statements, refer to the 2011 Form 10-K.

The accompanying Unaudited Consolidated Interim Financial Statements include the accounts of ViewPoint Financial Group, Inc., whose business primarily consists of the operations of its wholly owned subsidiary, ViewPoint Bank, National Association (the “Bank”). The Bank’s operations include its wholly owned subsidiary, ViewPoint Bankers Mortgage, Inc., doing business as ViewPoint Mortgage (“VPM”). All significant intercompany transactions and balances are eliminated in consolidation.

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 2—EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unvested restricted stock awards. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock awards and options) were exercised or converted to common stock, or resulted in the issuance of common stock that then shared in the Company’s earnings. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unexercised stock options and unvested restricted stock awards. The dilutive effect of the unexercised stock options and unvested restricted stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. Unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method described in Accounting Standards Codification (“ASC”) 260-10-45-60B. A reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation for the three months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended March 31,
	2012	2011
Basic earnings per share:
Numerator:
Net income	$7,072	$6,554
Distributed and undistributed earnings to participating securities	(15)	(43)

Income available to common shareholders	$7,057	$6,511

Denominator:
Weighted average common shares outstanding	33,700,929	34,839,491
Less: Average unallocated ESOP shares	(2,086,378)	(2,270,567)
Average unvested restricted stock awards	(68,803)	(215,593)

Average shares for basic earnings per share	31,545,748	32,353,331

Basic earnings per common share	$0.22	$0.20

Diluted earnings per share:
Numerator:
Income available to common shareholders	$7,057	$6,511

Denominator:
Average shares for basic earnings per share	31,545,748	32,353,331
Dilutive effect of share-based awards	120,607	79,462

Average shares for diluted earnings per share	31,666,355	32,432,793

Diluted earnings per common share	$0.22	$0.20

80,000 stock options outstanding at March 31, 2012 and all of the stock options outstanding at March 31, 2011 were excluded in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock and were, therefore, antidilutive.

NOTE 3—DIVIDENDS

On January 26, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.06 per share. The dividend was paid on February 23, 2012, to the Company’s shareholders of record as of February 9, 2012. The Company’s Board of Directors meeting to declare the dividend for the second quarter of 2012 will be held on April 26 and the dividend will be announced thereafter.

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 4—SECURITIES

The fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss), net of tax, were as follows:

March 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency residential mortgage-backed securities	$128,034	$1,596	$(15)	$129,615
Agency residential collateralized mortgage obligations	277,121	1,453	(722)	277,852
SBA pools	3,936	112	—	4,048

Total securities	$409,091	$3,161	$(737)	$411,515

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency residential mortgage-backed securities	$133,907	$1,125	$(179)	$134,853
Agency residential collateralized mortgage obligations	293,584	1,676	(590)	294,670
SBA pools	4,161	61	—	4,222

Total securities	$431,652	$2,862	$(769)	$433,745

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

March 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency residential mortgage-backed securities	$155,649	$7,731	$(8)	$163,372
Agency commercial mortgage-backed securities	9,357	790	—	10,147
Agency residential collateralized mortgage obligations	250,482	4,808	(186)	255,104
Municipal bonds	50,469	4,784	—	55,253

Total securities	$465,957	$18,113	$(194)	$483,876

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency residential mortgage-backed securities	$171,103	$7,501	$(23)	$178,581
Agency commercial mortgage-backed securities	9,396	742	—	10,138
Agency residential collateralized mortgage obligations	269,516	4,712	(218)	274,010
Municipal bonds	50,473	4,940	—	55,413

Total securities	$500,488	$17,895	$(241)	$518,142

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 4—SECURITIES (Continued)

The carrying amount and fair value of held to maturity debt securities and the fair value of available-for-sale debt securities at March 31, 2012 by contractual maturity were as follows. Securities with contractual payments not due at a single maturity date, including mortgage-backed securities and collateralized mortgage obligations, are shown separately.

	Held to maturity		Available for sale
	Carrying Amount	Fair Value	Fair Value
Due from one to five years	$5,387	$5,824	$—
Due from five to ten years	11,891	13,099	4,048
Due after ten years	33,191	36,330	—
Agency residential mortgage-backed securities	155,649	163,372	129,615
Agency commercial mortgage-backed securities	9,357	10,147	—
Agency residential collateralized mortgage obligations	250,482	255,104	277,852

Total	$465,957	$483,876	$411,515

There was no sales activity during the three months ended March 31, 2012. Proceeds from the sale of available-for-sale securities during the three months ended March 31, 2011, totaled $93,008, resulting in gross realized gains totaling $3,415. The specific identification method was used to determine cost in order to compute the realized gains.

Public fund certificates totaled $221,853 at March 31, 2012, and were secured by securities pledged by the Company with a carrying value of $256,198 as of March 31, 2012. Public fund certificates totaled $236,933 at December 31, 2011, and were secured by securities pledged by the Company with a carrying value of $267,024 as of December 31, 2011.

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 4—SECURITIES (Continued)

Securities with unrealized losses at March 31, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

AFS	Less than 12 Months			12 Months or More			Total
March 31, 2012	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number
Agency residential mortgage-backed securities	$14,998	$(5)	3	$5,958	$(10)	2	$20,956	$(15)	5
Agency residential collateralized mortgage obligations	62,902	(419)	13	26,041	(303)	12	88,943	(722)	25

Total temporarily impaired	$77,900	$(424)	16	$31,999	$(313)	14	$109,899	$(737)	30

HTM	Less than 12 Months			12 Months or More			Total
March 31, 2012	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number
Agency residential mortgage-backed securities	$5,592	$(8)	1	$—	$—	—	$5,592	$(8)	1
Agency residential collateralized mortgage obligations	8,888	(54)	4	3,112	(132)	1	12,000	(186)	5

Total temporarily impaired	$14,480	$(62)	5	$3,112	$(132)	1	$17,592	$(194)	6

AFS	Less than 12 Months			12 Months or More			Total
December 31, 2011	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number
Agency residential mortgage-backed securities	$11,745	$(24)	4	$30,248	$(155)	5	$41,993	$(179)	9
Agency residential collateralized mortgage obligations	49,318	(393)	9	29,635	(197)	12	78,953	(590)	21

Total temporarily impaired	$61,063	$(417)	13	$59,883	$(352)	17	$120,946	$(769)	30

HTM	Less than 12 Months			12 Months or More			Total
December 31, 2011	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number
Agency residential mortgage-backed securities	$5,897	$(23)	1	$—	$—	—	$5,897	$(23)	1
Agency residential collateralized mortgage obligations	27,390	(66)	6	3,788	(152)	1	31,178	(218)	7

Total temporarily impaired	$33,287	$(89)	7	$3,788	$(152)	1	$37,075	$(241)	8

The unrealized losses at March 31, 2012 and December 31, 2011, are substantially due to changes in market interest rates since the date of purchase that have adversely affected the market values of those securities. The unrealized losses are not due to credit impairment. The Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity.

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 5—LOANS

Loans consist of the following:

	March 31, 2012	December 31, 2011
Real estate loans:
One- to four-family	$361,174	$371,655
Commercial	621,499	583,487
One- to four-family construction	10,896	8,289
Commercial construction	2,558	1,841
Home equity/home improvement	139,339	140,966

Total real estate loans	1,135,466	1,106,238
Consumer loans:
Automobile	32,867	33,027
Consumer lines of credit and unsecured loans	11,152	11,747
Other consumer loans, secured	6,312	6,396

Total consumer loans	50,331	51,170
Commercial and industrial	70,316	70,620
Gross loans	1,256,113	1,228,028
Deferred loan origination fees, net	396	516
Allowance for loan losses	(18,023)	(17,487)

Net loans held for investment	$1,238,486	$1,211,057

Mortgage loans held for sale:
ViewPoint Mortgage	$21,221	$33,417
Warehouse Purchase Program	713,187	800,935

Total mortgage loans held for sale	$734,408	$834,352

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 5—LOANS (Continued)

Activity in the allowance for loan losses for the three months ended March 31, 2012 and 2011, segregated by portfolio segment and evaluated for impairment, was as follows. Allowance for loan losses for construction loans have been included in the one- to four-family and commercial real estate line items, as appropriate.

March 31, 2012	One- to Four- Family	Home Equity/Home Improvement	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance—January 1, 2012	$3,027	$1,043	$10,621	$2,090	$706	$17,487
Charge-offs	(84)	—	—	(215)	(197)	(496)
Recoveries	7	—	—	23	107	137
Provision expense (benefit)	59	(29)	561	266	38	895

Ending balance—March 31, 2012	$3,009	$1,014	$11,182	$2,164	$654	$18,023

Ending balance: individually evaluated for impairment	$607	$209	$2,346	$135	$12	$3,309
Ending balance: collectively evaluated for impairment	2,402	805	8,836	2,029	642	14,714
Loans:
Ending balance	$372,070	$139,339	$624,057	$70,316	$50,331	$1,256,113
Ending balance: individually evaluated for impairment	5,361	1,275	18,861	489	150	26,136
Ending balance: collectively evaluated for impairment	366,709	138,064	605,196	69,827	50,181	1,229,977

March 31, 2011	One- to Four- Family	Home Equity/Home Improvement	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance—January 1, 2011	$3,307	$936	$7,949	$1,652	$1,003	$14,847
Charge-offs	(12)	(77)	(15)	(188)	(281)	(573)
Recoveries	16	—	27	4	78	125
Provision expense (benefit)	(91)	34	707	377	68	1,095

Ending balance—March 31, 2011	$3,220	$893	$8,668	$1,845	$868	$15,494

Ending balance: individually evaluated for impairment	$454	$44	$1,425	$193	$14	$2,130
Ending balance: collectively evaluated for impairment	2,766	849	7,243	1,652	854	13,364
Loans:
Ending balance	$381,514	$140,518	$484,799	$38,539	$56,144	$1,101,514
Ending balance: individually evaluated for impairment	4,443	1,153	10,845	455	316	17,212
Ending balance: collectively evaluated for impairment	377,071	139,365	473,954	38,084	55,828	1,084,302

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 5—LOANS (Continued)

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

Management evaluates current information and events regarding a borrower’s ability to repay its obligations and considers a loan to be impaired when the ultimate collectability of amounts due, according to the contractual terms of the loan agreement, is in doubt. If an impaired loan is collateral-dependent, the fair value of the collateral, less the estimated cost to sell, is used to determine the amount of impairment. If an impaired loan is not collateral-dependent, the impairment amount is determined using the negative difference, if any, between the estimated discounted cash flows and the loan amount due. For impaired loans, the amount of the impairment can be adjusted, based on current data, until such time as the actual basis is established by acquisition of the collateral or until the basis is collected. Impairment losses are reflected in the allowance for loan losses through a charge to the provision for loan losses. Subsequent recoveries are credited to the allowance for loan losses. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied first to principal and then to interest income.

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

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 5—LOANS (Continued)

Impaired loans at March 31, 2012, and December 31, 2011, were as follows:

	March 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate loans:
One- to four- family	$1,959	$1,959	$—	$1,880	$15
Home equity/home improvement	840	840	—	841	2
Commercial	3,087	3,087	—	3,218	52

Total real estate loans	5,886	5,886	—	5,939	69

Commercial and industrial	48	48	—	59	—

Impaired loans with no related allowance recorded	5,934	5,934	—	5,998	69

With an allowance recorded:
Real estate loans:
One- to four- family	3,401	3,401	607	3,216	5
Home equity/home improvement	436	436	209	440	—
Commercial	15,774	15,774	2,346	15,868	—

Total real estate loans	19,611	19,611	3,162	19,524	5

Consumer loans:
Automobile	95	95	6	108	—
Lines of credit/unsecured	55	55	6	56	—

Total consumer loans	150	150	12	164	—

Commercial and industrial	441	441	135	479	—

Impaired loans with allowance recorded	20,202	20,202	3,309	20,167	5

Total:
Residential real estate	6,636	6,636	816	6,377	22
Commercial real estate	18,861	18,861	2,346	19,086	52
Consumer	150	150	12	164	—
Commercial and industrial	489	489	135	538	—

	$26,136	$26,136	$3,309	$26,165	$74

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 5—LOANS (Continued)

	December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate loans:
One- to four- family	$1,664	$1,664	$—	$1,757	$54
Home equity/home improvement	844	844	—	942	22
Commercial	2,860	2,860	—	1,364	85

Total real estate loans	5,368	5,368	—	4,063	161

Commercial and industrial	55	55	—	10	1

Impaired loans with no related allowance recorded	5,423	5,423	—	4,073	162

With an allowance recorded:
Real estate loans:
One- to four- family	3,812	3,812	750	3,248	55
Home equity/home improvement	489	489	290	338	8
Commercial	16,076	16,076	2,358	10,935	540

Total real estate loans	20,377	20,377	3,398	14,521	603

Consumer loans:
Automobile	111	111	7	142	—
Other secured	—	—	—	7	—
Lines of credit/unsecured	57	57	6	42	—

Total consumer loans	168	168	13	191	—

Commercial and industrial	401	401	87	374	13

Impaired loans with allowance recorded	20,946	20,946	3,498	15,086	616

Total:
Residential real estate	6,809	6,809	1,040	6,285	139
Commercial real estate	18,936	18,936	2,358	12,299	625
Consumer	168	168	13	191	—
Commercial and industrial	456	456	87	384	14

	$26,369	$26,369	$3,498	$19,159	$778

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

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 5—LOANS (Continued)

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cost-recovery or cash-basis method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Non-performing (nonaccrual) loans were as follows. There were no loans past due over 90 days that were still accruing interest at March 31, 2012 or December 31, 2011. No construction loans were non-performing at March 31, 2012, or December 31, 2011.

	March 31,	December 31,
	2012	2011
Real Estate loans:
One- to four-family	$4,987	$5,340
Commercial	15,774	16,076
Home equity/home improvement	1,170	1,226

Total real estate loans	21,931	22,642
Consumer	29	26
Commercial and industrial	467	430

Total	$22,427	$23,098

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

At March 31, 2012, $10,533 of the $22,427 nonaccrual loans reported were TDRs. An additional $3,709 of performing TDRs were not included as non-performing loans at March 31, 2012. These loans have been performing under the restructured terms for at least six months and the Company is accruing interest on these loans. At December 31, 2011, $10,420 of the $23,098 reported for nonaccrual loans were TDRs. An additional $3,271 of performing TDRs were not included as non-performing loans at December 31, 2011.

The Company set aside $2,194 and $2,115 of specific reserves on TDRs at March 31, 2012, and December 31, 2011, respectively. All TDRs are individually analyzed for impairment. Loss estimates include the negative difference, if any, between the current fair value of the collateral or the estimated discounted cash flows and the loan amount due. There were no outstanding commitments to lend additional funds to borrowers with loans whose terms have been modified in TDRs. The following tables provide information on loans modified as a TDR during the three months ended March 31, 2012. These tables do not reflect the end of period recorded investment.

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 5—LOANS (Continued)

	Three Months Ended March 31, 2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Real estate loans:
One- to four- family	5	$621	$637
Commercial and industrial	3	83	83

Total	8	$704	$720

Three Months Ended March 31, 2012
One- to four- family real estate
Combination of rate and maturity date adjustment:	$383
Other	254
Commercial and industrial
Payment adjustment	36
Other	47

Total	$720

There were no loans modified as a TDR within the previous 12 months that had a payment default during the three months ended March 31, 2012. For disclosure purposes, a payment default is defined as a loan that was 90 days or more past due.

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 5—LOANS (Continued)

Below is an analysis of the age of recorded investment in loans that were past due at March 31, 2012, and December 31, 2011. There were no construction loans past due at March 31, 2012, and December 31, 2011.

March 31, 2012	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Loans Past Due	Current Loans	Total Loans
Real estate loans:
One- to four- family	$7,876	$—	$2,986	$10,862	$361,208	$372,070
Commercial	6,029	—	—	6,029	618,028	624,057
Home equity/home improvement	990	—	983	1,973	137,366	139,339

Total real estate loans	14,895	—	3,969	18,864	1,116,602	1,135,466

Other loans:
Consumer loans:
Automobile	38	—	17	55	32,812	32,867
Other secured	15	—	—	15	6,297	6,312
Lines of credit/unsecured	26	18	—	44	11,108	11,152

Total consumer loans	79	18	17	114	50,217	50,331

Commercial and industrial	24	—	115	139	70,177	70,316

Total	$14,998	$18	$4,101	$19,117	$1,236,996	$1,256,113

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Loans Past Due	Current Loans	Total Loans
Real estate loans:
One- to four- family	$4,325	$1,676	$3,663	$9,664	$370,280	$379,944
Commercial	13,038	852	899	14,789	570,539	585,328
Home equity/home improvement	654	123	983	1,760	139,206	140,966

Total real estate loans	18,017	2,651	5,545	26,213	1,080,025	1,106,238

Other loans:
Consumer loans:
Automobile	137	63	13	213	32,814	33,027
Other secured	—	17	—	17	6,379	6,396
Lines of credit/unsecured	19	45	—	64	11,683	11,747

Total consumer loans	156	125	13	294	50,876	51,170

Commercial and industrial	236	25	143	404	70,216	70,620

Total	$18,409	$2,801	$5,701	$26,911	$1,201,117	$1,228,028

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 5—LOANS (Continued)

There were no accruing loans that were greater than 90 days past due at March 31, 2012, or at December 31, 2011.

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

The recorded investment in loans by credit quality indicators at March 31, 2012, and December 31, 2011, was as follows. Construction loans have been included in the one- to four- family and commercial real estate line items, as appropriate, and all construction loans were rated Pass at March 31, 2012, and December 31, 2011.

Real Estate and Commercial and Industrial Credit Exposure

Credit Risk Profile by Internally Assigned Grade

March 31, 2012	One- to Four- Family	Commercial Real Estate	Commercial and Industrial	Home Equity/Home Improvement
Grade:
Pass	$362,542	$574,613	$69,776	$136,322
Special Mention	2,760	29,813	73	314
Substandard	3,650	18,736	352	1,704
Doubtful	3,118	895	115	999

Total	$372,070	$624,057	$70,316	$139,339

December 31, 2011	One- to Four- Family	Commercial Real Estate	Commercial and Industrial	Home Equity/Home Improvement
Grade:
Pass	$370,935	$535,536	$70,140	$138,080
Special Mention	1,349	29,934	50	147
Substandard	4,528	18,959	315	1,726
Doubtful	3,132	899	115	1,013

Total	$379,944	$585,328	$70,620	$140,966

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 5—LOANS (Continued)

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

March 31, 2012	Automobile	Other Secured	Lines of Credit/Unsecured
Performing	$32,838	$6,312	$11,152
Non-performing	29	—	—

Total	$32,867	$6,312	$11,152

December 31, 2011	Automobile	Other Secured	Lines of Credit/Unsecured
Performing	$33,001	$6,396	$11,747
Non-performing	26	—	—

Total	$33,027	$6,396	$11,747

NOTE 6—FAIR VALUE

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

The Company elects the fair value option for certain residential mortgage loans held for sale in accordance with ASC 820. This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC 815, “Derivatives and Hedging.” The Company has not elected the fair value option for other loans held for sale primarily because they are not economically hedged using derivative instruments.

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 6—FAIR VALUE (Continued)

Fair values of certain loans held for sale are based on traded market prices of similar assets, where available, and/or discounted cash flows at market interest rates. At March 31, 2012, certain loans held for sale for which the fair value option was elected had an aggregate fair value of $9,168 and an aggregate outstanding principal balance of $9,144 and were recorded in mortgage loans held for sale in the consolidated balance sheet. At December 31, 2011, certain loans held for sale for which the fair value option was elected had an aggregate fair value of $16,607 and an aggregate outstanding principal balance of $16,379.

Interest income on certain mortgage loans held for sale is recognized based on contractual rates and reflected in interest income on mortgage loans held for sale in the consolidated income statement. A net gain of $371 resulted from changes in fair value of these loans was recorded in mortgage income during the three months ended March 31, 2012, respectively, offset by economic hedging losses in the amount of $211.

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

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 6—FAIR VALUE (Continued)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2012, Using
Assets:	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Agency residential mortgage-backed securities	$129,615	$—	$129,615	$—
Agency residential collateralized mortgage obligations	277,852	—	277,852	—
SBA pools	4,048	—	4,048	—

Total securities available for sale	$411,515	$—	$411,515	$—

Loans held for sale	9,168	—	9,168	—
Derivative instruments	75	—	75	—

		Fair Value Measurements at December 31, 2011, Using
Assets:	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Agency residential mortgage-backed securities	$134,853	$—	$134,853	$—
Agency residential collateralized mortgage obligations	294,670	—	294,670	—
SBA pools	4,222	—	4,222	—

Total securities available for sale	$433,745	$—	$433,745	$—

Loans held for sale	16,607	—	16,607	—
Derivative instruments	16	—	16	—

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2012, Using
	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$16,893	$—	$—	$16,893
Other real estate owned	2,021	—	—	2,021

		Fair Value Measurements at December 31, 2011, Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$17,448	$—	$—	$17,448
Other real estate owned	2,286	—	549	1,737

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 6—FAIR VALUE (Continued)

Unobservable inputs used in Level 3 fair value measurements at March 31, 2012, are summarized below:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at March 31, 2012	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Collateral dependent impaired loans	$9,966	Third Party Appraisal	Discount of market value Estimated marketing costs Estimated legal expenses Estimated property maintainance	5%-20% (9%) 5%-7% (6%) $3-$7 ($3) 1%
Non-collateral dependent impaired loans	6,927	Discounted Cash Flow Analysis	Interest rate Loan term (in months)	2%-7% (3%) 10-306 (21)
Other real estate owned	2,021	Third Party Appraisal, Listing Agreement or Sales Contract	Discount of market value Estimated marketing costs Estimated legal expenses Estimated property maintainance	8% 7% 3 1%

Impaired loans that are collateral dependent are measured for impairment using the fair value of the collateral as determined by third party appraisals using recent comparative sales data. The fair value of the collateral is then adjusted for the Level 3 inputs described above. Impaired loans that are not collateral dependent consist of troubled debt restructurings with a fair value determined by a discounted cash flow analysis using a net present value calculation utilizing data from the loan file before and after the modification.

Impaired loans with an allocated allowance for loan losses at March 31, 2012, had a carrying amount of $16,893, which is made up of the outstanding balance of $20,202, net of a valuation allowance of $3,309. Impaired loans with an allocated allowance for loan losses at December 31, 2011, had a carrying amount of $17,448, which is made up of the outstanding balance of $20,946, net of a valuation allowance of $3,498.

At March 31, 2012, other real estate owned, which is measured at the lower of book or fair value less costs to sell, had a net book value of $2,021, which is made up of the outstanding balance of $3,177, net of a valuation allowance of $1,156. Other real estate owned that was valued using third party appraisals, listing agreements or sales contracts less actual costs to sell is classified as Level 2, while other real estate owned that was valued using third party appraisals, listing agreements or sales contracts less costs to sell and other Level 3 valuation inputs described in the above table is classified as Level 3. Of the $1,156, $95 resulted from write-downs during the three months ended March 31, 2012. At December 31, 2011, other real estate owned, which is measured at the lower of book or fair value less costs to sell, had a net book value of $2,286, which is made up of the outstanding balance of $3,362, net of a valuation allowance of $1,076.

The Credit Administration department evaluates the valuations on impaired loans and other real estate owned at least monthly. These valuations are reviewed at least monthly by the Allowance for Loan Loss Committee and are considered in the calculation of the allowance for loan losses. Unobservable inputs are monitored and adjusted if market conditions change.

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 6—FAIR VALUE (Continued)

Activity for other real estate owned for the three months ended March 31, 2012 and 2011, and the related valuation allowances was as follows:

	Three Months Ended March 31,
	2012	2011
Balance at January 1	$2,286	$2,668
Transfers in at fair value	640	132
Change in valuation allowance	(80)	29
Sale of property (gross)	(825)	(364)

Balance at March 31	$2,021	$2,465

Valuation allowance:
Balance at January 1	$1,076	$452
Sale of property	(15)	(49)
Valuation adjustment	95	20

Balance at March 31	$1,156	$423

Carrying amount and fair value information of financial instruments at March 31, 2012 were as follows:

	March 31, 2012
		Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$44,507	$44,507	$—	$—
Securities available for sale	411,515	—	411,515	—
Securities held to maturity	465,957	—	483,876	—
Loans held for sale	734,408	—	9,168	725,984
Loans held for investment, net	1,238,486	—	—	1,269,488
FHLB and Federal Reserve Bank stock	32,924	N/A	N/A	N/A
Bank-owned life insurance	29,116	29,116	—	—
Accrued interest receivable	8,045	8,045	—	—
Derivative instruments	75	—	75	—
Financial liabilities
Deposits	$(1,933,619)	$—	$—	$(1,855,171)
FHLB advances	(632,512)	—	—	(651,280)
Repurchase agreement	(25,000)	—	—	(28,126)
Accrued interest payable	(1,171)	(1,171)	—	—

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 6—FAIR VALUE (Continued)

Carrying amount and estimated fair values of financial instruments at December 31, 2011 were as follows:

	December 31, 2011
	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$46,348	$46,348
Securities available for sale	433,745	433,745
Securities held to maturity	500,488	518,142
Loans held for sale	834,352	834,878
Loans, net	1,211,057	1,235,248
FHLB and Federal Reserve Bank stock	37,590	N/A
Bank-owned life insurance	29,007	29,007
Accrued interest receivable	8,982	8,982
Derivative instruments	16	16
Financial liabilities
Deposits	$(1,963,491)	$(1,891,661)
FHLB advances	(746,398)	(764,772)
Repurchase agreement	(25,000)	(28,267)
Accrued interest payable	(1,220)	(1,220)

The methods and assumptions used to estimate fair value are described as follows:

Estimated fair value is the carrying amount for cash and cash equivalents, bank-owned life insurance and accrued interest receivable and payable. For loans held for investment and for loans held for sale at a Level 3 fair value measurement, fair value is based on discounted cash flows using current market offering rates, estimated life, and applicable credit risk. Fair values of certain loans held for sale, which are valued at a Level 2 fair value measurement, are based on traded market prices of similar assets, where available, and/or discounted cash flows at market interest rates. For deposits and borrowings, fair value is calculated using the FHLB advance curve to discount cash flows for the estimated life for deposits and according to the contractual repayment schedule for borrowings. Fair value of repurchase agreements is based on discounting the estimated cash flows using the current rate at which similar agreements would be made with similar terms and remaining maturities. It was not practicable to determine the fair value of FHLB and Federal Reserve Bank stock due to restrictions on its transferability. The fair value of off-balance sheet items listed in the table is based on the current fees or costs that would be charged to enter into or terminate such arrangements and are not considered significant to this presentation.

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 7—DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into interest rate lock commitments (“IRLCs”) with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked into that interest rate. These commitments are carried at fair value in accordance with ASC 815, Derivatives and Hedging. The estimated fair values of IRLCs are based on quoted market values and are recorded in other assets in the consolidated balance sheets. The initial and subsequent changes in the fair value of IRLCs are a component of net gain on sale of loans.

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

NOTE 7—DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

The initial and subsequent changes in value on forward sales of mortgage-backed securities are a component of net gain on sale of loans.

The following table provides the outstanding notional balances and fair values of outstanding positions for the dates indicated, and recorded gains (losses) during the three months ended March 31, 2012, and the year ended December 31, 2011.

March 31, 2012	Expiration Dates	Outstanding Notional Balance	Fair Value	Recorded Gains/(Losses)
Other Assets
IRLCs	2012	$18,458	$86	$(4)
Loan sale commitments	2012	2,630	7	312
Forward mortgage-backed securities trades	2012	15,250	(11)	(147)

December 31, 2011	Expiration Dates	Outstanding Notional Balance	Fair Value	Recorded Gains/(Losses)
Other Assets
IRLCs	2012	$11,432	$90	$79
Loan sale commitments	2012	1,590	20	1,503
Forward mortgage-backed securities trades	2012	9,750	(74)	(1,428)

NOTE 8—REPURCHASE AGREEMENT

In April 2008, the Company entered into a ten-year term structured repurchase callable agreement with Credit Suisse Securities (U.S.A.) LLC for $25,000 to leverage the balance sheet and increase liquidity. The interest rate was fixed at 1.62% for the first year of the agreement. The interest rate now adjusts quarterly to 6.25% less the 90 day LIBOR, subject to a lifetime cap of 3.22%. The rate was 3.22% at March 31, 2012. The securities sold under agreement to repurchase had an average balance of $31,973 and an average interest rate of 1.48% during the three months ended March 31, 2012. The maximum month-end balance during the three months ended March 31, 2012 was $32,338. At maturity, the securities underlying the agreement are returned to the Company. The fair value of these securities sold under agreements to repurchase was $31,641 at March 31, 2012 and $33,836 at December 31, 2011. The Company retains the right to substitute securities under the terms of the agreements.

NOTE 9—FHLB ADVANCES

At March 31, 2012, advances from the FHLB totaled $632,512, net of a restructuring prepayment penalty of $3,964, and had interest rates ranging from 0.04% to 5.99% with a weighted average rate of 1.36%. At December 31, 2011, advances from the FHLB totaled $746,398 and had interest rates ranging from 0.04% to 5.99% with a weighted average rate of 1.21%. At March 31, 2012 and December 31, 2011, the Company had $17,000 and $20,000, respectively, in variable rate FHLB advances; the remainder of FHLB advances at those dates had fixed rates.

Each advance is payable at its maturity date and is subject to prepayment penalties. The advances were collateralized by mortgage and commercial loans with FHLB collateral values of $731,064 and $721,135 under a blanket lien arrangement at March 31, 2012 and December 31, 2011, respectively. In addition, securities safekept at FHLB are used as collateral for advances. Based on this collateral, the Company was eligible to borrow an additional $598,719 and $515,948 at March 31, 2012 and December 31, 2011, respectively.

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 9—FHLB ADVANCES (Continued)

In addition, FHLB stock also secures debts to the FHLB. The current agreement provided for a maximum borrowing amount of approximately $1,235,321 and $1,266,694 at March 31, 2012, and December 31, 2011, respectively.

At March 31, 2012, the advances were structured to contractually pay down as follows:

	Balance	Weighted Average Rate
2012	$375,076	0.28%
2013	67,134	1.70
2014	36,516	2.86
2015	61,742	3.66
2016	62,299	2.55
Thereafter	33,709	4.59

	636,476	1.36%
Restructuring prepayment penalty	(3,964)

Total	$632,512

NOTE 10—SHARE-BASED COMPENSATION

At its annual meeting held May 22, 2007, the Company’s shareholders approved the ViewPoint Financial Group 2007 Equity Incentive Plan. The Company is accounting for this plan under ASC 718, Compensation – Stock Compensation, which requires companies to record compensation cost for share-based payment transactions with employees in return for employment service. Under this plan, 1,624,690 options to purchase shares of common stock and 649,877 restricted shares of common stock were made available. All share and per share information for periods prior to July 6, 2010 have been adjusted to reflect the 1.4:1 exchange ratio on publicly traded shares resulting from the Company’s “second-step” conversion from a mutual holding company structure to a stock holding company structure.

The compensation cost that has been charged against income for the restricted stock portion of the Equity Incentive Plan for the three months ended March 31, 2012 and 2011 was $225 and $350, respectively. The compensation cost that has been charged against income for the stock option portion of the Equity Incentive Plan for the three months ended March 31, 2012 and 2011 was $108 and $80, respectively. The total income tax benefit recognized in the income statement for share-based compensation for the three months ended March 31, 2012 and 2011 was $117 and $151, respectively.

A summary of changes in the Company’s non-vested shares of the restricted stock portion of the Equity Incentive Plan for the three months ended March 31, 2012, is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Non-vested at January 1	71,603	$13.08
Granted	—	—
Vested	(2,800)	11.81
Forfeited	—	—

Non-vested at March 31	68,803	$13.13

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 10—SHARE-BASED COMPENSATION (Continued)

The grant date fair value is based on the last sale price as quoted on the NASDAQ Stock Market on the grant date. As of March 31, 2012, there was $146 of total unrecognized compensation expense related to non-vested shares awarded under the restricted stock portion of the Equity Incentive Plan. That expense is expected to be recognized over a weighted-average period of 0.19 year.

A summary of the activity under the stock option portion of the Equity Incentive Plan for the three months ended March 31, 2012, is presented below.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	535,384	$12.17	7.1	$483
Granted	—	—	—	—
Exercised	(2,681)	12.71	—	7
Cancelled	(2,100)	11.16	—	—
Forfeited	(15,120)	11.79	—	—

Outstanding at March 31, 2012	515,483	$12.19	6.9	$1,647

Fully vested and expected to vest	496,151	$12.19	6.9	$1,585

Exercisable at March 31, 2012	128,834	$12.19	6.1	$412

As of March 31, 2011, there was $502 of total unrecognized compensation expense related to non-exercisable shares awarded under the stock option portion of the Equity Incentive Plan. That expense is expected to be recognized over a weighted-average period of 1.18 years.

NOTE 11—INCOME TAXES

The net deferred tax assets totaled $7,333 and $6,956 at March 31, 2012, and December 31, 2011, respectively. No valuation allowance was provided on deferred tax assets as of March 31, 2012, or December 31, 2011, as the Company expects to realize the future tax benefits. The Company estimates the annual effective tax rate for 2012 will be between 32.0% and 33.0%. The actual effective tax rate for the three months ended March 31, 2012, is different than the estimated annual effective tax rate due to various immaterial adjustments to income tax expense recorded during the quarter.

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 12—SEGMENT INFORMATION

The reportable segments are determined by the products and services offered, primarily distinguished between banking and VPM, our mortgage banking subsidiary. Loans, investments and deposits generate the revenues in the banking segment; secondary marketing sales generate the revenue in the VPM segment. Segment performance is evaluated using segment profit (loss). Information reported internally for performance assessment for the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended March 31, 2012
	Banking	VPM	Eliminations and Adjustments[1]	Total Segments (Consolidated Total)
Results of Operations:
Total interest income	$29,356	$410	$(390)	$29,376
Total interest expense	6,077	390	(581)	5,886
Provision for loan losses	899	(4)	—	895

Net interest income after provision for loan losses	22,380	24	191	22,595
Other revenue	4,561	—	(63)	4,498
Net gain (loss) on sale of loans	(571)	2,803	—	2,232
Total non-interest expense	15,266	2,748	438	18,452

Income before income tax expense (benefit)	11,104	79	(310)	10,873
Income tax expense (benefit)	3,857	27	(83)	3,801

Net income	$7,247	$52	$(227)	$7,072

Segment assets	$3,041,234	$37,159	$(37,281)	$3,041,112
Noncash items:
Net gain (loss) on sale of loans	(571)	2,803	—	2,232
Depreciation	851	64	—	915
Provision for loan losses	899	(4)	—	895

	Three Months Ended March 31, 2011
	Banking	VPM	Eliminations and Adjustments[1]	Total Segments (Consolidated Total)
Results of Operations:
Total interest income	$27,828	$449	$(382)	$27,895
Total interest expense	8,974	382	(438)	8,918
Provision for loan losses	1,093	2	—	1,095

Net interest income after provision for loan losses	17,761	65	56	17,882
Other revenue	8,135	1	382	8,518
Net gain (loss) on sale of loans	(536)	2,485	—	1,949
Total non-interest expense	15,460	3,132	269	18,861

Income before income tax expense (benefit)	9,900	(581)	169	9,488
Income tax expense (benefit)	3,194	(187)	(73)	2,934

Net income (loss)	$6,706	$(394)	$242	$6,554

Segment assets	$2,797,148	$38,774	$(39,906)	$2,796,016
Noncash items:
Net gain (loss) on sale of loans	(536)	2,485	—	1,949
Depreciation	804	76	—	880
Provision for loan losses	1,093	2	—	1,095

[1]	Includes eliminating entries for intercompany transactions and stand-alone expenses of the Company

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 13—SUBSEQUENT EVENTS

On April 2, 2012, the Company announced the completion of its acquisition of Highlands Bancshares, Inc., parent company of The First National Bank of Jacksboro, which operated in Dallas under the name Highlands Bank. Under the terms of the all-stock transaction, each outstanding share of Highlands common stock, which totaled 8,307,911 at the time of the transaction, was exchanged for 0.6636 shares of Company stock, resulting in an increase of 5,513,130 shares of Company common stock. In addition, Highlands President and CEO Kevin Hanigan joined the Company and the Bank as president and chief executive officer as part of the agreement. He also was appointed to the Company’s and the Bank’s Boards of Directors, along with former Highlands board member Bruce Hunt. The acquisition was not considered to be a significant business combination. Highlands had total assets of $505.3 million at the time of acquisition.

NOTE 14—RECENT ACCOUNTING DEVELOPMENTS

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. This ASU prescribed when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements. That determination is based, in part, on whether the entity has maintained effective control over the transferred financial assets. This ASU removed from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The Board concluded that the assessment of effective control should focus on a transferor’s contractual rights and obligations with respect to transferred financial assets, not on whether the transferor has the practical ability to perform in accordance with those rights or obligations. The Board also concluded that the remaining criteria are sufficient to determine effective control. This ASU was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this ASU did not have a significant impact to the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.GAAP and IFRSs. ASU 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarified the application of existing fair value measurement requirements, changed certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 was effective for annual and interim periods beginning after December 15, 2011. The adoption of this ASU did not have a significant impact to the Company’s financial statements and the updated disclosures are included in this Form 10-Q.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU eliminated the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. An entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in this ASU did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This ASU was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this ASU did not have a significant impact to the Company’s financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU simplified how entities test goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance under Topic 350 required an entity to test goodwill for impairment on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This ASU was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this ASU did not have a significant impact to the Company’s financial statements.

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 14—RECENT ACCOUNTING DEVELOPMENTS (Continued)

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. Under the amendments in ASU 2011-05, entities were required to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income. In addition, the amendments in Update 2011-05 required that reclassification adjustments be presented in interim financial periods. The amendments in this Update superseded changes to those paragraphs in ASU 2011-05 that pertain to how, when, and where reclassification adjustments are presented. This ASU was effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this ASU did not have a significant impact to the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Private Securities Litigation Reform Act Safe Harbor Statement

When used in filings by ViewPoint Financial Group, Inc. (the “Company”) with the Securities and Exchange Commission (the “SEC”) in the Company’s press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “intends” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions, legislative changes, changes in policies by regulatory agencies, fluctuations in interest rates, the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses, the Company’s ability to access cost-effective funding, fluctuations in real estate values and both residential and commercial real estate market conditions, demand for loans and deposits in the Company’s market area, competition, changes in management’s business strategies, our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; and other factors set forth under Risk Factors in the Company’s Form 10-K, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to advise readers that the factors listed above could materially affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake – and specifically declines any obligation – to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Overview

The Company, a Maryland corporation, is a full stock holding company for its wholly owned subsidiary, ViewPoint Bank, National Association. The Bank’s operations include its wholly owned subsidiary, ViewPoint Bankers Mortgage, Inc. (doing business as ViewPoint Mortgage) (“VPM”). Unless the context otherwise requires, references in this document to the “Company” refer to ViewPoint Financial Group, Inc., and references to the “Bank” refer to ViewPoint Bank, N.A. References to “we,” “us,” and “our” means ViewPoint Financial Group, Inc. or ViewPoint Bank, N.A. and its subsidiary, unless the context otherwise requires.

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

On April 2, 2012, the Company announced the completion of its acquisition of Highlands Bancshares, Inc., parent company of The First National Bank of Jacksboro, which operated in Dallas under the name Highlands Bank. Under the terms of the all-stock transaction, each outstanding share of Highlands common stock, which totaled 8,307,911 at the time of the transaction, was exchanged for 0.6636 shares of Company stock, resulting in an increase of 5,513,130 shares of Company common stock. In addition, Highlands President and CEO Kevin Hanigan joined the Company and the Bank as president and chief executive officer as part of the agreement. He also was appointed to the Company’s and the Bank’s Boards of Directors, along with former Highlands board member Bruce Hunt. The acquisition was not considered to be a significant business combination.

Performance Highlights

•

Lower deposit and borrowing rates fueled a 50 basis point increase in net interest margin to 3.30%. A $2.9 million reduction in deposit cost improved the net interest margin by fifty basis points to 3.30% for the three months ended March 31, 2012, from 2.80% for the three months ended March 31, 2011.

•

Higher year-over-year balances in Warehouse Purchase Program, commercial real estate and commercial and industrial loans led to increased interest income. Interest income increased by $1.5 million for the three months ended March 31, 2012, compared to the same period in 2011, driven by increased volume in Warehouse Purchase Program, commercial real estate and commercial and industrial loans.

•

Net income increased by $518,000, or 7.9%, from the three months ended March 31, 2011. The increase in net income was driven by higher net interest income, a lower provision for loan losses, higher net gain on sale of mortgage loans and lower noninterest expense. Net income for the three months ended March 31, 2011, included a $2.2 million net of tax gain on the sale of available for sale securities.

•	Basic and diluted EPS increased by $0.02. Basic and diluted earnings per share for the three months ended March 31, 2012, was $0.22, up $0.02 from the three months ended March 31, 2011.

•

Lower net charge-offs contributed to a decrease in provision expense. The provision for loan losses decreased by $200,000, or 18.3%, during the three months ended March 31, 2012, compared to the same period last year.

Critical Accounting Policies

Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses and other-than-temporary impairments in our securities portfolio. Our accounting policies are discussed in detail in Note 1 of the Notes to Consolidated Financial Statements contained in our 2011 Annual Report on Form 10-K.

Allowance for Loan Loss. The allowance for loan losses and related provision expense are susceptible to change if the credit quality of our loan portfolio changes, which is evidenced by many factors including but not limited to charge-offs and non-performing loan trends. Generally, one- to four-family residential mortgage lending has a lower credit risk profile compared to consumer lending (such as automobile or personal line of credit loans). Commercial real estate and commercial and industrial lending, however, have higher credit risk profiles than consumer and one- to four- family residential mortgage loans due to these loans being larger in amount and non-homogenous in structure and term. Changes in economic conditions, the mix and size of the loan portfolio and individual borrower conditions can dramatically impact our level of allowance for loan losses in relatively short periods of time. Management believes that the allowance for loan losses is maintained at a level that represents our best estimate of inherent credit losses in the loan portfolio as of March 31, 2012. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, our banking regulators periodically review our allowance for loan losses and may require us to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their review.

Management evaluates current information and events regarding a borrower’s ability to repay its obligations and considers a loan to be impaired when the ultimate collectability of amounts due, according to the contractual terms of the loan agreement, is in doubt. If an impaired loan is collateral-dependent, the fair value of the collateral, less the estimated cost to sell, is used to determine the amount of impairment. If an impaired loan is not collateral-dependent, the impairment amount is determined using the negative difference, if any, between the estimated discounted cash flows and the loan amount due. For impaired loans, the amount of the impairment can be adjusted, based on current data, until such time as the actual basis is established by acquisition of the collateral or until the basis is collected. Impairment losses are reflected in the allowance for loan losses through a charge to the provision for loan losses. Subsequent recoveries are credited to the allowance for loan losses. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied first to principal and then to interest income.

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

Comparison of Financial Condition at March 31, 2012, and December 31, 2011

General. Total assets decreased by $139.5 million, or 4.4%, to $3.04 billion at March 31, 2012, from $3.18 billion at December 31, 2011. The decrease in total assets was primarily due to a $99.9 million decrease in loans held for sale and a $56.8 million decrease in investment securities, which led to a $113.9 million decrease in FHLB advances. These declines were partially offset by a $27.4 million increase in net loans held for investment.

Loans. Gross loans (including $734.4 million in mortgage loans held for sale at March 31, 2012) decreased by $71.9 million, or 3.5%, from $2.06 billion at December 31, 2011, to $1.99 billion at March 31, 2012.

	March 31, 2012	December 31, 2011	Dollar Change	Percent Change
	(Dollars in thousands)
Real estate loans:
One- to four-family	$361,174	$371,655	$(10,481)	(2.8%)
Commercial	621,499	583,487	38,012	6.5
One- to four-family construction	10,896	8,289	2,607	31.5
Commercial construction	2,558	1,841	717	38.9
Home equity/home improvement	139,339	140,966	(1,627)	(1.2)

Total real estate loans	1,135,466	1,106,238	29,228	2.6
Consumer loans:
Automobile	32,867	33,027	(160)	(0.5)
Consumer lines of credit and unsecured loans	11,152	11,747	(595)	(5.1)
Other consumer loans, secured	6,312	6,396	(84)	(1.3)

Total consumer loans	50,331	51,170	(839)	(1.6)
Commercial and industrial	70,316	70,620	(304)	(0.4)
Gross loans held for investment	1,256,113	1,228,028	28,085	2.3

ViewPoint Mortgage	21,221	33,417	(12,196)	(36.5)
Warehouse Purchase Program	713,187	800,935	(87,748)	(11.0)

Total mortgage loans held for sale	734,408	834,352	(99,944)	(12.0)

Gross loans	$1,990,521	$2,062,380	$(71,859)	(3.5%)

Mortgage loans held for sale decreased by $99.9 million, or 12.0%, from December 31, 2011, and consisted of $713.2 million of Warehouse Purchase Program loans purchased for sale under our standard loan participation agreement and $21.2 million of loans originated for sale by our mortgage banking subsidiary, VPM. Our Warehouse Purchase Program enables our mortgage banking company customers to close conforming and some jumbo and second lien one- to four-family mortgage loans in their own name and temporarily fund their inventory of these closed loans until the loans are sold to investors approved by the Company. The Company purchases a 100% participation interest in the loans originated by our mortgage banking company customers, which are then held as one- to four- family mortgage loans held for sale on a short-term basis until they are transferred back to the mortgage banking company customers for sale to an investor. The Company does not recognize gains or losses on the purchase or sale of the participation interests. If the loan is not sold within 90 days, the mortgage banking company customer is required to buy back the loan.

The Warehouse Purchase Program had 38 clients with approved maximum borrowing amounts ranging from $10.0 million to $38.5 million at March 31, 2012, compared to 36 clients at December 31, 2011 and 30 clients at March 31, 2011. For the first quarter of 2012, the average outstanding balance per client was $15.5 million. During the three months ended March 31, 2012, the Warehouse Purchase Program generated $844,000 in fee income and $6.6 million in interest income, compared to $612,000 in fee income and $3.2 million in interest income for the three months ended March 31, 2011. The decrease in Warehouse Purchase Program loan balances is primarily due to expected fluctuations in mortgage activity. Compared to the first quarter of 2011, Warehouse Purchase Program balances increased by $412.7 million, from $300.5 million at March 31, 2011.

VPM originated $81.8 million in one- to four-family mortgage loans during the first quarter of 2012, compared to $86.2 million for the same period in 2011. Of the $81.8 million originated during the three months ended March 31, 2012, $58.8 million was sold or committed to be sold to investors, generating a net gain on sale of loans of $2.2 million during the quarter. The remaining $23.0 million of VPM production was retained in the Company’s loan portfolio. For asset/liability and interest rate risk management purposes, the Company follows guidelines set forth by the Company’s Asset/Liability Management Committee to determine whether to keep loans in portfolio or sell them with a servicing release premium. The Company evaluates price, yield, duration and credit when determining the amount of loans sold or retained.

The Company maintains a mortgage repurchase liability that reflects management’s estimate of losses for loans for which the Company could have repurchase obligations based on historical investor repurchase and indemnification demands and historical loss ratios. Although investors may demand repurchase at any time, the Company’s historical demands have mainly occurred within 12 months of the investor purchase. The Company had one repurchase and six indemnifications in 2011. In 2012, there have been no repurchases or indemnifications. Actual losses were $118 during the year ended December 31, 2011 and there have been no losses in 2012.

The liability, included in “Other Liabilities” in the consolidated balance sheet, was $53,000 at March 31, 2012. Additions to the liability reduced net gains on mortgage loan origination/sales. This mortgage repurchase liability represents the Company’s best estimate of the loss that may be incurred for various representations and warranties in the contractual provisions of sales of mortgage loans. There may be a range of reasonably possible losses in excess of the estimated liability that cannot be estimated with confidence. Because the level of mortgage loan repurchase losses are dependent on economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.

Commercial real estate loans increased by $38.7 million, or 6.6%, from December 31, 2011. Our commercial real estate portfolio consists almost exclusively of loans secured by existing, multi-tenanted commercial real estate. 91% of our commercial real estate loan balances are secured by properties located in Texas, a market that we do not believe has experienced the same level of economic pressure experienced in certain other geographic areas in the United States. The below table illustrates the geographic concentration of our commercial real estate portfolio at March 31, 2012:

Texas	91%
Oklahoma	3
Louisiana	2
California	1
Illinois	1
Other*	2

100%

*	“Other” consists of Arizona, Georgia, Nevada, New Mexico, Oregon, Kansas, Missouri and Washington

Our commercial and industrial portfolio remained relatively flat, decreasing by $304,000, or 0.4%, from December 31, 2011. Consumer loans, including automobile, other secured installment loans, and unsecured lines of credit, decreased by $839,000, or 1.6%, from December 31, 2011.

Allowance for Loan Losses and Non-Performing Loans. The allowance for loan losses is maintained to cover losses that are estimated in accordance with U.S. generally accepted accounting principles. It is our estimate of credit losses in our loan portfolio at each balance sheet date. Our methodology for analyzing the allowance for loan losses consists of general and specific components.

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

A modified loan is considered a troubled debt restructuring (“TDR”) when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower or collateral with similar credit risk characteristics. Modifications to loan terms may include a modification of the contractual interest rate to a below-market rate (even if the modified rate is higher than the original rate), forgiveness of accrued interest, forgiveness of a portion of principal, an extended repayment period or a deed in lieu of foreclosure or other transfer of assets other than cash to fully or partially satisfy a debt. The Company’s policy is to place all TDRs on nonaccrual for a minimum period of six months. Loans qualify for a return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months and the collection of principal and interest under the revised terms is deemed probable. At March 31, 2012, of our $14.2 million in TDRs, $3.7 million was accruing interest and $10.5 million was classified as nonaccrual, including $9.1 million attributable to five commercial real estate loans. All five of these loans were performing in accordance with their restructured terms at March 31, 2012.

Our non-performing loans to total loans ratio at March 31, 2012, was 1.79%, compared to 1.88% at December 31, 2011. Non-performing loans decreased by $671,000, from $23.1 million at December 31, 2011, to $22.4 million at March 31, 2012. This decrease was primarily caused by a $353,000 decline in non-performing one- to four-family mortgage loans and a $302,000 decrease in non-performing commercial real estate loans. The same commercial real estate loans were considered non-performing at March 31, 2012, compared to December 31, 2011; the decrease was due to principal payments.

Our allowance for loan losses at March 31, 2012, was $18.0 million, or 1.43% of total loans, compared to $17.5 million, or 1.42% of total loans, at December 31, 2011. Our allowance for loan losses to non-performing loans ratio was 80.36% at March 31, 2012, compared to 75.71% as of December 31, 2011.

Other Loans of Concern. The Company has other potential problem loans that are currently performing and do not meet the criteria for impairment, but where some concern exists. These possible credit problems may result in the future inclusion of these items in the non-performing asset categories. These loans consist of residential and commercial real estate and commercial and industrial loans that are classified as “special mention,” meaning that these loans have potential weaknesses that deserve management’s close attention. These loans are not adversely classified according to regulatory classifications and do not expose the Company to sufficient risk to warrant adverse classification. These loans have been considered in management’s determination of our allowance for loan losses. As of March 31, 2012, there was an aggregate of $32.6 million of these potential problem loans, compared to $31.5 million at December 31, 2011. Of the $32.6 million, $29.8 million is comprised of six commercial real estate loans that were not delinquent at March 31, 2012, but are being monitored due to circumstances such as a decline in the occupancy rate or debt service coverage.

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

We regularly review the problem assets in our portfolio to determine whether any assets require classification. The total amount classified represented 7.7% of our equity capital and 1.0% of our assets at March 31, 2012, compared to 8.2% of our equity capital and 1.0% of our assets at December 31, 2011. The aggregate amount of classified assets at the dates indicated was as follows:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Loss	$—	$—
Doubtful	5,127	5,159
Substandard	26,642	28,023

Total	$31,769	$33,182

At March 31, 2012, there were $4.2 million of substandard loans reported in the above table that were performing and were not considered impaired; $3.3 million of these loans are one- to four- family and home equity/home improvement loans that are classified due to the borrower filing for bankruptcy or for being 30 to 59 days past due.

Securities. Our securities portfolio decreased by $56.8 million, or 6.1%, to $877.4 million at March 31, 2012, from $934.2 billion at December 31, 2011. The decrease in our securities portfolio resulted from paydowns totaling $256.0 million, which were partially offset by purchases totaling $200.0 million.

Deposits. Total deposits decreased by $29.9 million, or 1.5%, to $1.93 billion at March 31, 2012, from $1.96 billion at December 31, 2011.

	March 31, 2012	December 31, 2011	Dollar Change	Percent Change
	(Dollars in thousands)
Non-interest bearing demand	$231,768	$211,670	$20,098	9.5%
Interest bearing demand	488,807	498,253	(9,446)	(1.9)
Savings	168,706	155,276	13,430	8.6
Money Market	581,504	592,979	(11,475)	(1.9)
IRA savings	11,879	11,321	558	4.9
Time	450,955	493,992	(43,037)	(8.7)

Total deposits	$1,933,619	$1,963,491	$(29,872)	(1.5%)

The decrease in deposits was attributable to a $43.0 million, or 8.7%, decrease in time deposits, which was primarily due to a pricing strategy of reducing our time deposit rates to improve our net interest margin. The decrease in time deposits was partially offset by a $20.1 million, or 9.5%, increase in non-interest bearing demand deposits and a $13.4 million, or 8.6%, increase in savings deposits. Interest-bearing demand deposits decreased by $9.4 million, or 1.9%, which was attributable to lower balances in our Absolute Checking product. Absolute Checking encourages relationship accounts with required electronic transactions and other services that are intended to reduce the net expense of maintaining this product. These requirements include using direct deposit or online bill pay, receiving statements online and having at least 15 Visa Check Card purchase transactions per month. Effective January 1, 2012, the rate paid on Absolute Checking balances up to $25,000 was reduced from 3.00% to 2.00% and the rate on qualifying balances greater than $25,000 was increased from 0.03% to 0.10%. The average rate paid on Absolute Checking accounts during the three months ended March 31, 2012 was 1.07%, compared to 1.57% for the three months ended December 31, 2011.

Money market balances decreased by $11.5 million, or 1.9%, with $10.5 million of this decline in our Insured Cash Sweep money market product, through which customer funds are swept from a transaction account at the Company into money market accounts at multiple banks to allow access to FDIC insurance coverage through multiple accounts. This decline in the Insured Cash Sweep money market product was primarily due to one public funds client removing their funds.

Borrowings. FHLB advances, net of a $4.0 million restructuring prepayment penalty, decreased by $113.9 million, or 15.3%, from $746.4 million at December 31, 2011, to $632.5 million at March 31, 2012. The outstanding balance of FHLB advances decreased due to a decline in Warehouse Purchase Program end of period balances, of which a portion are strategically funded with short term advances, and also due to using a portion of the securities portfolio paydowns to reduce outstanding FHLB advances balances. At March 31, 2012, the Company was eligible to borrow an additional $598.7 million from the FHLB. Additionally, the Company is eligible to borrow from the Federal Reserve Bank discount window and has three available federal funds lines of credit with other financial institutions totaling $76.0 million. In addition to FHLB advances, the Company has a $25.0 million repurchase agreement outstanding with Credit Suisse.

The below table shows FHLB advances by maturity and weighted average rate at March 31, 2012:

	Balance	Weighted Average Rate
Less than 90 days	$358,667	0.18%
Less than one year	20,651	2.91
One to three years	103,886	2.11
Three to five years	123,059	3.09
After five years	30,213	4.60

	636,476	1.36%
Restructuring prepayment penalty	(3,964)

Total	$632,512

Shareholders’ Equity. Total shareholders’ equity increased by $6.3 million, or 1.5%, from $406.3 million at December 31, 2011, to $412.6 million at March 31, 2012.

	March 31, 2012	December 31, 2011	Dollar Change	Percent Change
	(Dollars in Thousands)
Common stock	$337	$337	$—	—%
Additional paid-in capital	280,139	279,473	666	0.2
Retained earnings	149,585	144,535	5,050	3.5
Accumulated other comprehensive income	1,560	1,347	213	15.8
Unearned ESOP shares	(19,016)	(19,383)	367	(1.9)

Total shareholders’ equity	$412,605	$406,309	$6,296	1.5%

The increase in shareholders’ equity was primarily due to net income of $7.1 million recognized during the three months ended March 31, 2012, which was partially offset by the payment of a quarterly dividend totaling $0.06 per common share. The dividends reduced retained earnings by $2.0 million during the three months ended March 31, 2012.

Comparison of Results of Operations for the Three Months ended March 31, 2012 and 2011

General. Net income for the three months ended March 31, 2012, was $7.1 million, an increase of $518,000, or 7.9%, from net income of $6.6 million for the three months ended March 31, 2011. Net income for the three months ended March 31, 2011, included a $2.2 million net of tax gain on the sale of available for sale securities. The increase in net income was driven by higher net interest income, a lower provision for loan losses, higher net gain on sale of mortgage loans and lower noninterest expense. Our basic and diluted earnings per share for the three months ended March 31, 2012, were $0.22, a $0.02 increase from $0.20 for the three months ended March 31, 2011.

Interest Income. Interest income increased by $1.5 million, or 5.3%, from $27.9 million for the three months ended March 31, 2011, to $29.4 million for the three months ended March 31, 2012.

	Three Months Ended March 31,		Dollar Change	Percent Change
	2012	2011
	(Dollars in Thousands)
Interest and dividend income
Loans, including fees	$24,320	$20,461	$3,859	18.9%
Securities	4,931	7,341	(2,410)	(32.8)
Interest-bearing deposits in other financial institutions	19	72	(53)	(73.6)
FHLB and FRB stock	106	21	85	404.8

	$29,376	$27,895	$1,481	5.3%

The increase in interest income was driven by a $3.9 million, or 18.9%, increase in the interest income earned on loans, with the increase being driven by increased volume in the Warehouse Purchase Program, commercial real estate loans and commercial and industrial loans. Interest income on the Warehouse Purchase Program increased by $3.4 million during the first quarter of 2012, compared to the same period in 2011, as the average balance of Warehouse Purchase Program loans increased by $364.0 million, or 133.0%. Additionally, interest income on commercial real estate loans increased by $924,000 for the three months ended March 31, 2012, compared to the same period last year, due to a $99.9 million, or 20.7%, increase in average balances. Commercial and industrial loan average balances increased by $29.9 million, or 75.3%, leading to a $236,000 increase in interest income. These increases were partially offset by a $2.4 million, or 32.8%, decline in interest on securities, which resulted from the sale of securities and normal paydowns. Overall, the yield on interest-earning assets for the three months ended March 31, 2012, increased by one basis point, from 4.12% for the three months ended March 31, 2011, to 4.13% for the three months ended March 31, 2012, as the mix of earning assets changed to a higher balance in loans in relationship to securities.

Interest Expense. Interest expense decreased by $3.0 million, or 34.0%, from $8.9 million for the three months ended March 31, 2011, to $5.9 million for the three months ended March 31, 2012.

	Three Months Ended March 31,		Dollar Change	Percent Change
	2012	2011
	(Dollars in Thousands)
Interest expense
Deposits	$3,229	$6,083	$(2,854)	(46.9%)
FHLB advances	2,454	2,486	(32)	(1.3)
Repurchase agreement	203	201	2	1.0
Other borrowings	—	148	(148)	(100.0)

	$5,886	$8,918	$(3,032)	(34.0%)

The decrease was primarily caused by a $2.9 million, or 46.9%, decrease in the interest expense paid on deposits from the three months ended March 31, 2011 to the same period in 2012. The decline was primarily due to a $1.4 million decrease in interest expense on time accounts, which declined due to a $191.1 million, or 46.2%, decrease in the average balance from the first quarter of 2011 to the same period in 2012, and a 41 basis point decline in the average rate. Also, the interest expense on interest-bearing demand decreased by $994,000 due to a 98 basis point decline in the average rate, which decreased from 1.92% for the three months ended March 31, 2011, to 0.94% for the three months ended March 31, 2012. Additionally, the interest expense on savings and money market accounts decreased by $507,000 from the first quarter of 2011 to the first quarter of 2012 due a lower average rate, which decreased from 0.56% for the three months ended March 31, 2011, to 0.26% for the three months ended March 31, 2012.

Interest expense on borrowings decreased by $178,000, or 6.3%, as a $192.9 million increase in the average balance of borrowings was offset by a 98 basis point reduction in the average rate. The decrease in the average rate paid on borrowings was primarily caused by the decision to pay off four promissory notes for unsecured loans totaling $10.0 million, which were fully repaid in October 2011. Overall, the cost of interest-bearing liabilities decreased 58 basis points, from 1.60% for the three months ended March 31, 2011, to 1.02% for the three months ended March 31, 2012.

Net Interest Income. Net interest income increased by $4.5 million, or 23.8%, to $23.5 million for the three months ended March 31, 2012, from $19.0 million for the three months ended March 31, 2011. The net interest margin increased 50 basis points to 3.30% for the three months ended March 31, 2012, from 2.80% for the same period last year. The net interest rate spread increased 59 basis points to 3.11% for the three months ended March 31, 2012, from 2.52% for the same period last year. The increase in the net interest rate spread and margin was primarily attributable to lower deposit and borrowing rates, as well as a change in the mix of earning assets to a higher balance in loans in relationship to securities.

Provision for Loan Losses. The provision for loan losses was $895,000 for the three months ended March 31, 2012, a decrease of $200,000, or 18.3%, from the three months ended March 31, 2011. The balance of the allowance for loan losses increased by $536,000 from December 31, 2011, to March 31, 2012, as management increased qualitative factors considered in determining the appropriateness of the allowance due to the subdued economic conditions. Despite the current economic conditions, the Company has not experienced an increase in charge-offs, as net charge-offs declined from $448,000 for the first quarter of 2011 to $359,000 for the first quarter of 2012.

Non-interest Income. Non-interest income decreased by $3.7 million, or 35.7%, from $10.4 million for the three months ended March 31, 2011, to $6.7 million for the three months ended March 31, 2012.

	Three Months Ended March 31,		Dollar Change	Percent Change
	2012	2011
	(Dollars in Thousands)
Non-interest income
Service charges and fees	$4,238	$4,647	$(409)	(8.8%)
Other charges and fees	128	175	(47)	(26.9)
Net gain on sale of mortgage loans	2,232	1,949	283	14.5
Bank-owned life insurance income	109	118	(9)	(7.6)
Gain on sale of available for sale securities	—	3,415	(3,415)	N/M
Loss on sale and disposition of assets	(81)	(210)	129	61.4
Other	104	373	(269)	(72.1)

	$6,730	$10,467	$(3,737)	(35.7%)

The decrease in non-interest income was primarily attributable to the sale of available for sale securities in 2011, which generated a pre-tax gain of $3.4 million, without a corresponding transaction in 2012. Excluding the gain from the 2011 securities sale, non-interest income decreased by $322,000. This decrease was primarily due to a $409,000 decrease in service charges and fees, which was primarily due to a $403,000 decline in non-sufficient funds fees as less items were returned in 2012 compared to 2011. Also contributing to the decline in service charges and fees, commercial loan fee income declined by $256,000 due to prepayment penalties on two loans recognized in 2011 without similar transactions in 2012. These declines were partially offset by a $232,000 increase in Warehouse Purchase Program fee income. The net gain on the sale of mortgage loans increased by $283,000, or 14.5%, due to improved loan pricing on the secondary market

Non-interest Expense. Non-interest expense decreased by $409,000, or 2.2%, from $18.9 million for the three months ended March 31, 2012, to $18.5 million for the three months ended March 31, 2012.

	Three Months Ended March 31,		Dollar Change	Percent Change
	2012	2011
	(Dollars in Thousands)
Non-interest expense
Salaries and employee benefits	$11,724	$11,854	$(130)	(1.1%)
Advertising	285	356	(71)	(19.9)
Occupancy and equipment	1,470	1,423	47	3.3
Outside professional services	483	653	(170)	(26.0)
Regulatory assessments	581	959	(378)	(39.4)
Data processing	1,245	1,069	176	16.5
Office operations	1,545	1,454	91	6.3
Other	1,119	1,093	26	2.4

	$18,452	$18,861	$(409)	(2.2%)

The decrease in non-interest expense was primarily due to a $378,000, or 39.4%, decrease in regulatory assessments due to the new FDIC fee structure, which uses assets less Tier One capital as an assessment base and resulted in a lower rate. Also, outside professional services expense decreased by $170,000, or 26.0%, primarily due to the 2011 settlement and payment of legal expenses attributable to a class action lawsuit alleging that the Company, the Bank and VPM improperly classified VPM’s mortgage loan officers as exempt employees under the FLSA, and thereby failed to properly compensate them for overtime. At a mediation in September 2011 and without admitting liability, the parties agreed to settle the matter for $350,000. There were no similar expenses recognized for litigation in 2012.

Salaries and employee benefits expense declined by $130,000, or 1.1%, primarily due to decreased salary expenses related to an employee retirement and a decrease in salary costs at VPM. This decrease was partially offset by higher salary expense associated with three new banking center locations that opened in 2011. Data processing expense increased by $176,000, or 16.5%, primarily due to increased software renewal costs.

Income Tax Expense. During the three months ended March 31, 2012, we recognized income tax expense of $3.8 million on our pre-tax income, which was an effective tax rate of 35.0%, compared to income tax expense of $2.9 million, which was an effective tax rate of 30.9%, for the three months ended March 31, 2011. The increase in the effective tax rate was primarily due to various immaterial adjustments to income tax expense recorded during the period.

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

	Three Months Ended March 31,
	2012			2011
	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
One- to four- family real estate	$371,257	$4,711	5.08%	$375,686	$5,041	5.37%
Loans held for sale:
Warehouse Purchase Program	637,525	6,632	4.16	273,572	3,240	4.74
ViewPoint Mortgage loans	24,163	284	4.70	23,145	320	5.53
Commercial real estate	582,710	9,054	6.22	482,763	8,130	6.74
Home equity/home improvement	140,754	1,955	5.56	140,011	2,023	5.78
Consumer	50,635	776	6.13	62,815	1,035	6.59
Commercial and industrial	69,519	908	5.22	39,654	672	6.78
Less: deferred fees and allowance for loan loss	(16,812)	—	0.00	(15,218)	—	0.00

Loans receivable[1]	1,859,751	24,320	5.23	1,382,428	20,461	5.92
Agency mortgage-backed securities	308,324	2,125	2.76	485,630	3,382	2.79
Agency collateralized mortgage obligations	552,215	2,308	1.67	643,115	3,378	2.10
Investment securities	56,813	498	3.51	65,518	581	3.55
FHLB and FRB stock	33,554	106	1.26	17,543	21	0.48
Interest earning deposit accounts	33,809	19	0.22	113,748	72	0.25

Total interest-earning assets	2,844,466	29,376	4.13	2,707,982	27,895	4.12

Non-interest-earning assets	131,352			137,864

Total assets	$2,975,818			$2,845,846

Interest-bearing liabilities:
Interest-bearing demand	$473,687	1,108	0.94	$438,383	2,102	1.92
Savings and money market	759,590	486	0.26	708,342	993	0.56
Time	472,097	1,635	1.39	663,235	2,988	1.80
Borrowings	610,255	2,657	1.74	417,383	2,835	2.72

Total interest-bearing liabilities	2,315,629	5,886	1.02	2,227,343	8,918	1.60

Non-interest-bearing checking	213,220			186,989

Non-interest-bearing liabilities	35,920			28,909

Total liabilities	2,564,769			2,443,241

Total shareholders’ equity	411,049			402,605

Total liabilities and shareholders’ equity	$2,975,818			$2,845,846

Net interest income and margin		$23,490	3.30%		$18,977	2.80%

Net interest income and margin (tax-equivalent basis)[2]		$23,663	3.33%		$19,152	2.83%

Net interest rate spread			3.11%			2.52%
Net earning assets	$528,837			$480,639

Average interest-earning assets to average interest-bearing liabilities	122.84%			121.58%

[1]

Calculated net of deferred fees, loan discounts, loans in process and allowance for loan losses. Construction loans have been included in the one- to four- family and commercial real estate line items, as appropriate.

[2]

In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for 2012 and 2011. Tax-exempt investments and loans had an average balance of $52.6 million for each of the three months ended March 31, 2012 and 2011.

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

	Three Months Ended March 31,
	2012 versus 2011
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
One- to four- family real estate	$(59)	$(271)	$(330)
Loans held for sale:
Warehouse Purchase Program	3,830	(438)	3,392
ViewPoint Mortgage loans	14	(50)	(36)
Commercial real estate	1,588	(664)	924
Home equity/home improvement	11	(79)	(68)
Consumer	(190)	(69)	(259)
Commercial and industrial	417	(181)	236

Loans receivable	5,611	(1,752)	3,859
Agency mortgage-backed securities	(1,222)	(35)	(1,257)
Agency collateralized mortgage obligations	(438)	(632)	(1,070)
Investment securities	(76)	(7)	(83)
FHLB and FRB stock	30	55	85
Interest earning deposit accounts	(46)	(7)	(53)

Total interest-earning assets	3,859	(2,378)	1,481

Interest-bearing liabilities:
Interest-bearing demand	157	(1,151)	(994)
Savings and money market	67	(574)	(507)
Time	(751)	(602)	(1,353)
Borrowings	1,045	(1,223)	(178)

Total interest bearing liabilities	518	(3,550)	(3,032)

Net interest income	$3,341	$1,172	$4,513

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

The Liquidity Committee adds liquidity contingency planning to the process by focusing on possible scenarios that would stress liquidity beyond the Bank’s normal business liquidity needs. These scenarios may include stressing loan demand and borrowing ability while focusing on high probability-high impact, high probability-low impact, low probability-high impact, and low probability-low impact stressors.

Management recognizes that the events and their severity of liquidity stress leading up to and occurring during a liquidity stress event cannot be precisely defined or listed. Nevertheless, management believes that liquidity stress events can be categorized into sources and uses of liquidity, and levels of severity, with responses that apply to various situations.

In addition to the primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of March 31, 2012, the Company had an additional borrowing capacity of $598.7 million with the FHLB. Also, at March 31, 2012, the Company had $76.0 million in federal funds lines of credit available with other financial institutions. The Company may also use the discount window at the Federal Reserve Bank as a source of short-term funding. Federal Reserve Bank borrowing capacity varies based upon securities pledged to the discount window line. As of March 31, 2012, securities pledged had a collateral value of $31.8 million.

As of March 31, 2012, the Company had classified 46.9% of its securities portfolio as available for sale, providing an additional source of liquidity. Management believes that because active markets exist and our securities portfolio is of high quality, our available for sale securities are marketable. In addition, we have historically sold mortgage loans in the secondary market to create another source of liquidity and to reduce interest rate risk. Participations in loans we originate, including portions of commercial real estate loans, are sold to create still another source of liquidity and to manage borrower concentration risk as well as interest rate risk.

Liquidity management is both a daily and long-term function of business management. Short term excess liquidity is generally placed in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and interest and principal on outstanding debt. The Company’s primary source of funds consists of the net proceeds retained by the Company from our initial public offering in 2006 and our “second-step” offering, which concluded in July 2010. We also have the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At March 31, 2012, the Company (on an unconsolidated basis) had liquid assets of $59.4 million.

The Company uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At March 31, 2012, the total approved loan commitments (including Warehouse Purchase Program commitments) and unused lines of credit outstanding amounted to $426.9 million and $101.0 million, respectively, compared to $337.8 million and $98.8 million, respectively, as of December 31, 2011. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Company. Certificates of deposit scheduled to mature in one year or less at March 31, 2012 totaled $291.7 million with a weighted average rate of 0.89%.

During the three months ended March 31, 2012, cash and cash equivalents decreased by $1.8 million, or 4.0%, from $46.3 million as of December 31, 2011, to $44.5 million as of March 31, 2012. Cash used in financing activities of $145.7 million offset cash provided by investing activities of $32.0 million and cash provided by operating activities of $111.9 million. Primary sources of cash for the three months ended March 31, 2012 included proceeds from the sale of loans held for sale of $2.94 billion (primarily related to our Warehouse Purchase Program), maturities, prepayments and calls of available-for-sale securities of $222.3 million and proceeds from FHLB advances of $345.5 million. Primary uses of cash for the three months ended March 31, 2012, included loans originated or purchased for sale of $2.84 billion (primarily related to our Warehouse Purchase Program), purchases of available-for-sale securities of $200.0 million and repayments on FHLB advances of $459.4 million.

Please see Item 1A (Risk Factors) under Part 1 of the Company’s 2011 Form 10-K for information regarding liquidity risk.

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments

The following table presents our longer term, non-deposit related, contractual obligations and commitments to extend credit to our borrowers, in aggregate and by payment due dates (not including any interest amounts). In addition to the commitments below, the Company had overdraft protection available to its depositors in the amount of $72.7 million at March 31, 2012.

	March 31, 2012
	Less than One Year	One through Three Years	Four through Five Years	After Five Years	Total
	(Dollars in thousands)
Contractual obligations:
FHLB advances (gross of restructuringprepayment penalty of $3,964)	$375,076	$103,650	$124,041	$33,709	$636,476
Repurchase agreement	—	—	—	25,000	25,000
Operating leases (premises)	1,228	1,902	1,509	4,195	8,834

Total advances and operating leases	$376,304	$105,552	$125,550	$62,904	670,310

Off-balance sheet loan commitments:[1]
Undisbursed portions of loans closed	$41,599	$—	$—	$—	41,599
Commitments to originate loans	81,999	—	—	—	81,999
Unused commitment on Warehouse Purchase Program loans	303,313	—	—	—	303,313
Unused lines of credit	101,022	—	—	—	101,022

Total loan commitments	$527,933	$—	$—	$—	527,933

Total contractual obligations and loan commitments					$1,198,243

[1]	Loans having no stated maturity are reported in the “Less than One Year” category.

Capital Resources

The Bank and the Company are subject to minimum capital requirements imposed by the OCC and the FRB. Consistent with our goal to operate a sound and profitable organization, our policy is for the Bank and the Company to maintain “well-capitalized” status under the capital categories of the OCC and the FRB. Based on capital levels at March 31, 2012, and December 31, 2011, the Bank and the Company were considered to be well-capitalized.

At March 31, 2012, the Bank’s equity totaled $329.9 million. The Company’s equity totaled $412.6 million, or 13.6% of total assets, at March 31, 2012.

	Actual		Required for Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of March 31, 2012:
Total risk-based capital
the Company	$427,947	26.33%	$130,040	8.00%	$162,549	10.00%
the Bank	345,284	21.25	129,974	8.00	162,468	10.00
Tier 1 risk-based capital
the Company	409,924	25.22	65,020	4.00	97,530	6.00
the Bank	327,262	20.14	64,987	4.00	97,481	6.00
Tier 1 leverage
the Company	409,924	13.79	118,904	4.00	148,630	5.00
the Bank	327,262	11.01	118,884	4.00	148,605	5.00
As of December 31, 2011:
Total risk-based capital
the Company	$421,185	25.46%	$132,336	8.00%	$165,421	10.00%
the Bank	336,694	20.36	132,279	8.00	165,349	10.00
Tier 1 risk-based capital
the Company	403,698	24.40	66,168	4.00	99,252	6.00
the Bank	319,207	19.31	66,140	4.00	99,209	6.00
Tier 1 leverage
the Company	403,698	12.58	128,398	4.00	160,498	5.00
the Bank	319,207	9.94	128,517	4.00	160,647	5.00

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

As part of its efforts to monitor and manage interest rate risk, the Bank uses the economic value of equity (“EVE”) methodology adopted by the OCC as part of its capital regulations. In essence, the EVE approach calculates the difference between the present value of expected cash flows from assets and liabilities. In addition to monitoring selected measures of EVE, management also calculates and monitors potential effects on net interest income resulting from increases or decreases in market interest rates. This approach uses the earnings at risk (“EAR”) methodology adopted by the OCC as part of its capital regulations. EAR calculates estimated net interest income using a flat balance sheet approach over a twelve month time horizon. The EAR process is used in conjunction with EVE measures to identify interest rate risk on both a global and account level basis. Management and the Board of Directors review EVE and EAR measurements at least quarterly to determine whether the Bank’s interest rate exposure is within the limits established by the Board of Directors.

The Bank’s asset/liability management strategy sets acceptable limits for the percentage change in EVE and EAR given changes in interest rates. For an instantaneous, parallel, and sustained interest rate increase or decrease of 100 basis points, the Bank’s policy indicates that the EVE ratio should not fall below 7.00%, and for increases of 200, 300 and 400 basis points, the EVE ratio should not fall below 6.00%, 5.25% and 5.00%, respectively. For an instantaneous, parallel, and sustained interest rate increase or decrease of 100 basis points, the Bank’s policy indicates that EAR should not decrease by more than 7%, and for increases of 200, 300, and 400 basis points, EAR should not decrease by more than 10%, 13%, and 15%, respectively.

As illustrated in the tables below, the Bank was within policy limits for all scenarios tested. The tables presented below, as of March 31, 2012, and December 31, 2011, are internal analyses of our interest rate risk as measured by changes in EVE and EAR for instantaneous, parallel, and sustained shifts for all market rates and yield curves, in 100 basis point increments, up 400 basis points and down 100 basis points.

As illustrated in the March 31, 2012, table below, our EVE would be negatively impacted by a parallel, instantaneous, and sustained increase in market rates of 300 or 400 basis points. Such an increase in rates would negatively impact EVE as a result of the duration of assets, including fixed rate residential mortgage loans, extending longer than the duration of liabilities, primarily deposit accounts and FHLB borrowings. As interest rates rise, the market value of fixed rate loans and securities declines due to higher discount rates and anticipated slowing prepayment rates. As illustrated in the March 31, 2012, table below, our EAR would be positively impacted by a parallel, instantaneous, and sustained increase in market rates of 200, 300, or 400 basis points. As interest rates rise, the interest rate repricing of maturing and variable rate loans and securities increases net interest income.

Economic Value of Equity and Earnings at Risk

(Dollar amounts in thousands)

March 31, 2012	Economic Value of Equity				Earnings at Risk (12 months)
Change in Interest Rates in Basis Points	Estimated EVE	Estimated Increase / (Decrease) in EVE		EVE Ratio	Estimated Net Interest Income	Increase / (Decrease) in Estimated Net Interest Income
	$ Amount	$ Change	% Change		$ Amount	$ Change	% Change
400	415,109	(14,437)	(3.36)	14.60	97,564	10,568	12.15
300	423,492	(6,054)	(1.41)	14.59	92,680	5,684	6.53
200	431,537	1,991	0.46	14.55	87,888	892	1.03
100	434,726	5,180	1.21	14.36	85,377	(1,619)	(1.86)
0	429,546	—	—	13.93	86,996	—	—
(100)	408,405	(21,141)	(4.92)	13.06	88,887	1,891	2.17

December 31, 2011	Economic Value of Equity				Earnings at Risk (12 months)
Change in Interest Rates in Basis Points	Estimated EVE	Estimated Increase / (Decrease) in EVE		EVE Ratio	Estimated Net Interest Income	Increase / (Decrease) in Estimated Net Interest Income
	$ Amount	$ Change	% Change		$ Amount	$ Change	% Change
400	392,825	(17,571)	(4.28)	13.22	93,440	10,734	12.98
300	410,840	444	0.11	13.51	89,242	6,536	7.90
200	420,598	10,202	2.49	13.54	84,896	2,190	2.65
100	421,130	10,734	2.62	13.30	80,798	(1,908)	(2.31)
0	410,396	—	—	12.75	82,706	—	—
(100)	383,397	(26,999)	(6.58)	11.76	85,652	2,946	3.56

The Bank’s EVE was $429.5 million, or 13.93%, of the economic value of assets as of March 31, 2012, a $19.1 million increase from $410.4 million, or 12.75%, of the economic value of assets as of December 31, 2011. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $2.0 million increase in our EVE at March 31, 2012, compared to a $10.2 million increase at December 31, 2011, and would result in a 62 basis point increase in our EVE ratio to 14.55% at March 31, 2012, as compared to a 79 basis point increase to 13.54% at December 31, 2011. An immediate 100 basis point decrease in market interest rates would result in a $21.1 million decrease in our EVE at March 31, 2012, compared to a $27.0 million decrease at December 31, 2011, and would result in an 87 basis point decrease in our EVE ratio to 13.06% at March 31, 2012, as compared to a 99 basis point decrease in our EVE ratio to 11.76% at December 31, 2011.

The Bank’s EAR for the twelve months ending March 31, 2013 is measured at $87.0 million, compared to $82.7 million for the twelve months ending December 31, 2012. Based on the assumptions utilized, an immediate 200 basis point increase in market rates would result in an $892 thousand, or 1.03%, increase in net interest income for the twelve months ending March 31, 2013, compared to a $2.2 million, or 2.65%, increase for the twelve months ending December 31, 2012. An immediate 100 basis point decrease in market rates would result in a $1.9 million increase in net interest income for the twelve months ending March 31, 2013, compared to a $2.9 million increase for the twelve months ending December 31, 2012.

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

In evaluating the Bank’s exposure to market interest rate movements, certain shortcomings inherent in the method of analysis presented in the foregoing table must be considered. For example, although certain assets and liabilities may have similar maturities or repricing characteristics, their interest rate drivers may react in different degrees to changes in market interest rates (basis risk). Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag changes in market interest rates. Additionally, certain assets, such as adjustable rate mortgages, have features which restrict changes in interest rates over the life of the asset (time to initial interest rate reset; interest rate reset frequency; initial, periodic, and lifetime caps and floors). Further, in the event of a significant change in market interest rates, loan and securities prepayment and time deposit early withdrawal levels may deviate significantly from those assumed in the table above. Assets with prepayment options and liabilities with early withdrawal options are being monitored. Current market rates and historical customer behavior are being considered in the management of interest rate risk. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. The Bank considers all of these factors in monitoring its exposure to interest rate risk. Of note, the current historically low interest rate environment has resulted in a degree of asymmetrical interest rate risk. The interest rates on certain repricing assets and liabilities cannot be fully shocked downward.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2012. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company’s internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART 2—OTHER INFORMATION

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

Item 1.A. Risk Factors

There have been no material changes from risk factors as previously disclosed in the Company’s 2011 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its common stock during the three months ended March 31, 2012.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and between the Registrant and Highlands Bancshares, Inc. (incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 9, 2011 (File No. 001-34737))

3.1	Charter of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-165509))

3.2	Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-165509))

4.0	Certificate of Registrant’s Common Stock (incorporated herein by reference to Exhibit 4.0 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-165509))

10.1	Form of Severance Agreement between ViewPoint Bank and the following executive officers: Pathie E. McKee, Mark E. Hord, James C. Parks and Mark L. Williamson (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 17, 2011 (File No. 001-34737))

10.2	Summary of Director Board Fee Arrangements (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007 (File No. 001-32992))

10.3	ViewPoint Bank Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 0-24566-01))

10.4	Amended and Restated ViewPoint Bank Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 0-24566-01))

10.5	Executive Officer Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 26, 2011 (File No. 001-34737))

10.6	Resignation, Consulting, Noncompetition, Non-solicitation and Confidentiality Agreement and Release between the Registrant and Garold R. Base

10.7	Employment Agreement between the Registrant and ViewPoint Bank, N.A. and Kevin Hanigan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4 filed with the SEC on January 17, 2012 (File No. 333-179037))

11	Statement regarding computation of per share earnings (See Note 2 of the Condensed Notes to Unaudited Consolidated Interim Financial Statements included in this Form 10-Q).

31.1	Rule 13a – 14(a)/15d – 14(a) Certification (Chief Executive Officer)

31.2	Rule 13a – 14(a)/15d – 14(a) Certification (Chief Financial Officer)

32	Section 1350 Certifications

101+ ++	The following materials from the ViewPoint Financial Group, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (vi) the Consolidated Statements of Cash Flows and (vii) related notes, tagged as blocks of text.

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

++	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ViewPoint Financial Group, Inc.

(Registrant)

Date: April 26, 2012	/s/ Kevin J. Hanigan
Kevin J. Hanigan
President and Chief Executive Officer
(Duly Authorized Officer)

Date: April 26, 2012	/s/ Pathie E. McKee
Pathie E. McKee
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits:

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.0	Section 1350 Certifications

101+ ++	The following materials from the ViewPoint Financial Group, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (vi) the Consolidated Statements of Cash Flows and (vii) related notes, tagged as blocks of text.

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
++	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.