Form 10-Q
period 2012-06-30
ViewPoint Financial Group Inc.
filed 2012-07-26
CIK 1487052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class: Common Stock	Shares Outstanding as of July 24, 2012: 39,368,167

VIEWPOINT FINANCIAL GROUP, INC.

FORM 10-Q

June 30, 2012

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

VIEWPOINT FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share data)

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Cash and due from financial institutions	$30,407	$16,661
Short-term interest-bearing deposits in other financial institutions	39,571	29,687

Total cash and cash equivalents	69,978	46,348
Securities available for sale, at fair value	467,515	433,745
Securities held to maturity (fair value: June 30, 2012 – $447,698, December 31, 2011 – $518,142)	430,368	500,488
Loans held for sale (includes $10,161 and $16,607 carried at fair value at June 30, 2012, and December 31, 2011)	925,637	834,352
Loans held for investment (net of allowance for loan losses of $19,229 at June 30, 2012 and $17,487 at December 31, 2011)	1,581,734	1,211,057
FHLB and Federal Reserve Bank stock, at cost	45,241	37,590
Bank-owned life insurance	34,491	29,007
Foreclosed assets, net	3,323	2,293
Premises and equipment, net	53,725	50,261
Goodwill	29,203	818
Accrued interest receivable	9,784	8,982
Prepaid FDIC assessment	5,719	4,967
Other assets	36,138	20,670

Total assets	$3,692,856	$3,180,578

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand	$342,228	$211,670
Interest-bearing demand	509,650	498,253
Savings and money market	885,550	759,576
Time	491,978	493,992

Total deposits	2,229,406	1,963,491
FHLB advances (net of prepayment penalty of $3,707 at June 30, 2012 and $4,222 at December 31, 2011)	875,102	746,398
Repurchase agreements	38,682	25,000
Accrued interest payable	1,298	1,220
Other liabilities	42,793	38,160

Total liabilities	3,187,281	2,774,269
Commitments and contingent liabilities	—	—
Shareholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized;
0 shares issued – June 30, 2012 and December 31, 2011	—	—
Common stock, $.01 par value; 90,000,000 shares authorized;
39,344,167 shares issued – June 30, 2012 and 33,700,399 shares issued – December 31, 2011	393	337
Additional paid-in capital	367,938	279,473
Retained earnings	153,722	144,535
Accumulated other comprehensive income, net	2,171	1,347
Unearned Employee Stock Ownership Plan (ESOP) shares; 2,010,137 shares at June 30, 2012 and 2,102,234 shares at December 31, 2011	(18,649)	(19,383)

Total shareholders’ equity	505,575	406,309

Total liabilities and shareholders’ equity	$3,692,856	$3,180,578

See accompanying notes to consolidated financial statements.

VIEWPOINT FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Interest and dividend income
Loans, including fees	$30,290	$20,833	$54,610	$41,294
Taxable securities	4,185	6,639	8,643	13,507
Nontaxable securities	473	473	946	946
Interest-bearing deposits in other financial institutions	38	28	57	100
FHLB and Federal Reserve Bank stock	141	13	247	34

	35,127	27,986	64,503	55,881

Interest expense
Deposits	3,247	6,260	6,476	12,343
FHLB advances	2,415	2,407	4,869	4,893
Repurchase agreements	251	204	454	405
Other borrowings	28	150	28	298

	5,941	9,021	11,827	17,939

Net interest income	29,186	18,965	52,676	37,942
Provision for loan losses	1,447	1,065	2,342	2,160

Net interest income after provision for loan losses	27,739	17,900	50,334	35,782

Non-interest income
Service charges and fees	4,827	4,721	9,065	9,368
Other charges and fees	165	225	293	400
Net gain on sale of mortgage loans	2,174	1,879	4,406	3,828
Bank-owned life insurance income	165	167	274	285
Gain on sale of available for sale securities	116	—	116	3,415
Loss on sale and disposition of assets	(56)	(6)	(137)	(216)
Impairment of goodwill	(818)	(271)	(818)	(271)
Other	1,940	921	2,044	1,294

	8,513	7,636	15,243	18,103

Non-interest expense
Salaries and employee benefits	14,110	11,542	25,834	23,396
Acquisition costs	3,741	—	3,885	—
Advertising	490	510	775	866
Occupancy and equipment	1,952	1,399	3,422	2,822
Outside professional services	691	704	1,174	1,357
Regulatory assessments	624	498	1,205	1,457
Data processing	1,617	1,129	2,862	2,198
Office operations	1,934	1,477	3,479	2,931
Other	1,164	1,009	2,139	2,102

	26,323	18,268	44,775	37,129

Income before income tax expense	9,929	7,268	20,802	16,756
Income tax expense	3,437	2,411	7,238	5,345

Net income	$6,492	$4,857	$13,564	$11,411

Earnings per share:
Basic	$0.17	$0.15	$0.39	$0.35

Diluted	$0.17	$0.15	$0.39	$0.35

See accompanying notes to consolidated financial statements.

VIEWPOINT FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollar amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$6,492	$4,857	$13,564	$11,411

Change in unrealized gains on securities available for sale	1,064	4,672	1,396	3,995
Reclassification of amount realized through sale of securities	(116)	—	(116)	(3,415)
Tax effect	(338)	(1,666)	(456)	(207)

Other comprehensive income, net of tax	610	3,006	824	373

Comprehensive income	$7,102	$7,863	$14,388	$11,784

See accompanying notes to consolidated financial statements

VIEWPOINT FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
For the six months ended June 30, 2011
Balance at January 1, 2011	$349	$289,591	$(20,849)	$125,125	$2,373	$396,589
ESOP shares earned, 92,097 shares	—	447	733	—	—	1,180
Share-based compensation	—	937	—	—	—	937
Dividends declared ($0.10 per share)	—	—	—	(3,484)	—	(3,484)
Comprehensive income:
Net income	—	—	—	11,411	—	11,411
Change in unrealized gains on securities available for sale, net of reclassifications and taxes	—	—	—	—	373	373

Total comprehensive income						11,784

Balance at June 30, 2011	$349	$290,975	$(20,116)	$133,052	$2,746	$407,006

For the six months ended June 30, 2012
Balance at January 1, 2012	$337	$279,473	$(19,383)	$144,535	$1,347	$406,309
ESOP shares earned, 92,097 shares	—	653	734	—	—	1,387
Share-based compensation expense	—	1,039	—	—	—	1,039
Exercise of stock options (58,621 shares)	1	714	—	—	—	715
Dividends declared ($0.12 per share)	—	—	—	(4,377)	—	(4,377)
Acquisition of Highlands Bancshares, Inc.	55	86,059	—	—	—	86,114
Comprehensive income:
Net income	—	—	—	13,564	—	13,564
Change in unrealized gains on securities available for sale, net of reclassifications and taxes	—	—	—	—	824	824

Total comprehensive income						14,388

Balance at June 30, 2012	$393	$367,938	$(18,649)	$153,722	$2,171	$505,575

See accompanying notes to consolidated financial statements.

VIEWPOINT FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollar amounts in thousands)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities
Net income	$13,564	$11,411
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,342	2,160
Depreciation and amortization	1,737	1,756
Deferred tax expense (benefit)	2,406	140
Premium amortization and accretion of securities, net	2,723	2,321
Accretion of loan purchase discount	(1,382)	—
Gain on sale of available for sale securities	(116)	(3,415)
ESOP compensation expense	1,387	1,180
Share-based compensation	1,039	937
Net gain on loans held for sale	(4,406)	(3,828)
Loans originated or purchased for sale	(6,420,681)	(3,404,976)
Proceeds from sale of loans held for sale	6,333,802	3,480,172
FHLB stock dividends	(58)	(34)
Bank-owned life insurance (BOLI) income	(274)	(285)
Loss (gain) on sale and disposition of assets	137	72
Impairment of goodwill	818	271
Net change in deferred loan fees	109	(319)
Net change in accrued interest receivable	909	770
Net change in other assets	(2,787)	1,829
Net change in other liabilities	1,138	12,536

Net cash provided by (used in) operating activities	(67,593)	102,698
Cash flows from investing activities
Available-for-sale securities:
Maturities, prepayments and calls	353,732	72,671
Purchases	(316,139)	(129,232)
Proceeds from sale of AFS securities	15,165	93,008
Held-to-maturity securities:
Maturities, prepayments and calls	68,600	41,678
Purchases	—	(155,260)
Net change in loans held for investment	(88,675)	(40,525)
Redemption/(purchase) of FHLB and Federal Reserve Bank stock	(5,124)	2,251
Cash and cash equivalents acquired in acquisition of Highlands Bancshares, Inc.	98,469	—
Purchases of premises and equipment	(874)	(1,039)
Proceeds from sale of assets	2,106	682

Net cash provided by (used in) investing activities	127,260	(115,766)
Cash flows from financing activities
Net change in deposits	(112,549)	53,344
Proceeds from FHLB advances	601,000	153,000
Repayments on FHLB advances	(472,296)	(207,617)
Repayments of borrowings	(48,530)	—
Payment of dividends	(4,377)	(3,484)
Proceeds from stock option exercises	715	—

Net cash used in financing activities	(36,037)	(4,757)

Net change in cash and cash equivalents	23,630	(17,825)
Beginning cash and cash equivalents	46,348	68,650

Ending cash and cash equivalents	$69,978	$50,825

Supplemental cash flow information:
Interest paid	$11,749	$18,025
Income taxes paid	$9,790	$5,880
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$997	$521
Net noncash liabilities assumed in stock acquisition of Highlands Bancshares, Inc.	$12,355	$—

See accompanying notes to consolidated financial statements.

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

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

NOTE 2 – EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unvested restricted stock awards. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock awards and options) were exercised or converted to common stock, or resulted in the issuance of common stock that then shared in the Company’s earnings. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unexercised stock options and unvested restricted stock awards. The dilutive effect of the unexercised stock options and unvested restricted stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. Unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method described in Accounting Standards Codification (“ASC”) 260-10-45-60B. A reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation for the three and six months ended June 30, 2012 and 2011 is as follows:

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

NOTE 2 – EARNINGS PER COMMON SHARE (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Basic earnings per share:
Numerator:
Net income	$6,492	$4,857	$13,564	$11,411
Distributed and undistributed earnings to participating securities	(10)	(25)	(25)	(67)

Income available to common shareholders	$6,482	$4,832	$13,539	$11,344

Denominator:
Weighted average common shares outstanding	39,215,084	34,839,491	36,458,007	34,839,491
Less: Average unallocated ESOP shares	(2,040,330)	(2,224,524)	(2,063,354)	(2,247,419)
Average unvested restricted stock awards	(58,432)	(169,440)	(63,617)	(192,389)

Average shares for basic earnings per share	37,116,322	32,445,527	34,331,036	32,399,683

Basic earnings per common share	$0.17	$0.15	$0.39	$0.35

Diluted earnings per share:
Numerator:
Income available to common shareholders	$6,482	$4,832	$13,539	$11,344

Denominator:
Average shares for basic earnings per share	37,116,322	32,445,527	34,331,036	32,399,683
Dilutive effect of share-based awards	119,891	64,607	118,598	71,678

Average shares for diluted earnings per share	37,236,213	32,510,134	34,449,634	32,471,361

Diluted earnings per common share	$0.17	$0.15	$0.39	$0.35

Anti-dilutive share-based awards excluded from calculation	209,671	553,475	252,521	553,475

NOTE 3 – ACQUISITION

On April 2, 2012, the Company completed its acquisition of Highlands Bancshares, Inc. (“Highlands”), parent company of The First National Bank of Jacksboro, which operated in Dallas under the name Highlands Bank. This was a strategic, in-market acquisition to provide growth opportunities in North Texas. As part of the acquisition, Highlands President and CEO Kevin Hanigan joined the Company and the Bank as president and chief executive officer. He also was appointed to the Company’s and the Bank’s Board of Directors, along with Highlands board member Bruce Hunt.

In this stock-for-stock transaction, Highlands’ shareholders received 0.6636 shares of the Company’s common stock in exchange for each share of Highlands’ common stock. As a result, the Company issued 5,513,061 common shares with an acquisition date fair value of total consideration paid of $86,114, based on the Company’s closing stock price of $15.62 on April 2, 2012 including an insignificant amount of cash paid in lieu of fractional shares.

The assets acquired and liabilities assumed were recorded on the consolidated balance sheet at estimated fair value on the acquisition date. Pending further review and analysis of tangible and intangible asset valuation and receipt of final valuations, the purchase price allocation may change. The acquisition was not considered to be a significant business combination. The following table presents the amounts recorded on the consolidated balance sheet on the acquisition date.

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

NOTE 3 – ACQUISITION (Continued)

Initial Allocation
Fair value of total consideration paid:
Common stock issued (5,513,061 shares)	$86,114

Fair value of identifiable assets acquired:
Cash and cash equivalents	98,469
Securities	86,335
Loans	284,068
Premises and equipment	4,916
Core deposit intangible	1,745
Other assets	25,591

Total identifiable assets acquired	501,124
Fair value of liabilities assumed:
Deposits	378,464
Borrowings	62,632
Other liabilities	3,117

Total liabilities assumed	444,213

Fair value of net identifiable assets acquired	56,911

Goodwill resulting from acquisition	$29,203

Initial goodwill of $29,203 was recorded after adjusting for the fair value of net identifiable assets acquired. The goodwill resulting from the acquisition represents the inherent long-term value expected from the business opportunities created from acquiring Highlands. None of the goodwill recognized will be deductible for income tax purposes. The core deposit intangible is being amortized on a sum-of-years-digits basis over the estimated life, currently expected to be seven years.

In connection with the acquisition of Highlands, the Company acquired loans both with and without evidence of credit deterioration since origination. The acquired loans were initially recorded at fair value with no carryover of any allowance for loan losses. Loans acquired with evidence of credit quality deterioration at acquisition for which it was probable the Company would not be able to collect all contractual amounts due were accounted for as purchased credit-impaired (“PCI”). The Company aggregated the acquired PCI loans into a pool of loans and the portfolio was accounted for at estimated fair value on the acquisition date as follows:

Acquired PCI loans
Contractually required principal and interest [1]	$29,408
Contractual cash flows not expected to be collected (nonaccretable difference)	5,366

Expected cash flows	24,042
Less: Interest component of expected cash flows (accretable yield)	9,322

Fair value at acquisition	$14,720

1 Excludes loans fully charged off prior to acquisition date with no expectation of future cash flows.

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

The Company estimated the total cash flows expected to be collected from the pool of acquired PCI loans, which included undiscounted expected principal and interest, using credit risk, interest rate and prepayment risk models that incorporated management’s best estimate of current key assumptions such as default rates, loss severity and payment speeds.

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

NOTE 3 – ACQUISITION (Continued)

The carrying amount of acquired PCI loans included in the consolidated balance sheet and the related outstanding balance at June 30, 2012, was as follows. The outstanding balance represents the total amount owed as of June 30, 2012, including accrued but unpaid interest and any amounts previously charged-off. No allowance for loan losses was required on the acquired PCI loan pool at June 30, 2012.

June 30, 2012
Acquired PCI loans:
Carrying amount	$12,614
Outstanding contractual balance	17,239

Changes in the accretable yield for acquired PCI loans for the three and six months ended June 30, 2012 were as follows:

Three and Six Months
Ended June 30, 2012
Balance at beginning of period	$—
Additions	9,322
Reclassifications from nonaccretable	771
Disposals of loans	(35)
Accretion	(463)

Balance at June 30, 2012	$9,595

Information regarding acquired loans not deemed credit-impaired at acquisition date was as follows:

Nonimpaired loans
Contractually required principal and interest	$306,941
Contractual cash flows not expected to be collected	$7,216
Fair value at acquisition	$269,348

The following table summarized changes in the purchase discount for acquired loans not deemed credit-impaired at acquisition for the three- and six-month periods ended June 30, 2012:

Three and Six Months
Ended June 30, 2012
Balance at beginning of period	$—
Additions	7,726
Disposals of loans	(771)
Accretion	(918)

Balance at June 30, 2012	$6,037

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

NOTE 4 – SECURITIES

The fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss), net of tax, were as follows:

June 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency bonds	$2,007	$3	$—	$2,010
Agency residential mortgage-backed securities	198,189	2,142	118	200,213
Agency residential collateralized mortgage obligations	260,227	1,762	529	261,460
SBA pools	3,719	113	—	3,832

Total securities	$464,142	$4,020	$647	$467,515

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency residential mortgage-backed securities	$133,907	$1,125	$179	$134,853
Agency residential collateralized mortgage obligations	293,584	1,676	590	294,670
SBA pools	4,161	61	—	4,222

Total securities	$431,652	$2,862	$769	$433,745

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

June 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency residential mortgage-backed securities	$141,057	$7,251	$—	$148,308
Agency commercial mortgage-backed securities	9,320	1,047	—	10,367
Agency residential collateralized mortgage obligations	229,526	4,379	226	233,679
Municipal bonds	50,465	4,879	—	55,344

Total securities	$430,368	$17,556	$226	$447,698

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency residential mortgage-backed securities	$171,103	$7,501	$23	$178,581
Agency commercial mortgage-backed securities	9,396	742	—	10,138
Agency residential collateralized mortgage obligations	269,516	4,712	218	274,010
Municipal bonds	50,473	4,940	—	55,413

Total securities	$500,488	$17,895	$241	$518,142

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

NOTE 4 – SECURITIES (Continued)

The carrying amount and fair value of held to maturity debt securities and the fair value of available-for-sale debt securities at June 30, 2012, by contractual maturity were as follows. Securities with contractual payments not due at a single maturity date, including mortgage-backed securities and collateralized mortgage obligations, are shown separately.

	Held to maturity		Available for sale
	Carrying Amount	Fair Value	Fair Value
Due from one to five years	$5,397	$5,812	$—
Due from five to ten years	11,888	13,081	5,842
Due after ten years	33,180	36,451	—
Agency residential mortgage-backed securities	141,057	148,308	200,213
Agency commercial mortgage-backed securities	9,320	10,367	—
Agency residential collateralized mortgage obligations	229,526	233,679	261,460

Total	$430,368	$447,698	$467,515

Sales activity during the three and six months ended June 30, 2012 and 2011 is summarized below. The specific identification method was used to determine cost in order to compute the realized gains.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Proceeds from sales activity	$15,165	$—	$15,165	$93,008
Gross gains from sales activity	116	—	116	3,415

Information regarding pledged securities is summarized below.

	June 30,	December 31,
	2012	2011
Public fund certificates	$152,281	$236,933
Repurchase agreements	38,682	25,000

Carrying value of securities pledged on above funds	211,393	300,820

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

NOTE 4 – SECURITIES (Continued)

Securities with unrealized losses at June 30, 2012, and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

AFS	Less than 12 Months			12 Months or More			Total
June 30, 2012	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number
Agency residential mortgage-backed securities	$30,781	$117	5	$1,288	$1	1	$32,069	$118	6
Agency residential collateralized mortgage obligations	21,332	394	4	26,464	135	12	47,796	529	16

Total temporarily impaired	$52,113	$511	9	$27,752	$136	13	$79,865	$647	22

HTM	Less than 12 Months			12 Months or More			Total
June 30, 2012	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number
Agency residential mortgage-backed securities	$—	$—	—	$—	$—	—	$—	$—	—
Agency residential collateralized mortgage obligations	20,119	105	6	2,119	121	1	22,238	226	7

Total temporarily impaired	$20,119	$105	6	$2,119	$121	1	$22,238	$226	7

AFS	Less than 12 Months			12 Months or More			Total
December 31, 2011	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number
Agency residential mortgage-backed securities	$11,745	$24	4	$30,248	$155	5	$41,993	$179	9
Agency residential collateralized mortgage obligations	49,318	393	9	29,635	197	12	78,953	590	21

Total temporarily impaired	$61,063	$417	13	$59,883	$352	17	$120,946	$769	30

HTM	Less than 12 Months			12 Months or More			Total
December 31, 2011	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number
Agency residential mortgage-backed securities	$5,897	$23	1	$—	$—	—	$5,897	$23	1
Agency residential collateralized mortgage obligations	27,390	66	6	3,788	152	1	31,178	218	7

Total temporarily impaired	$33,287	$89	7	$3,788	$152	1	$37,075	$241	8

The unrealized losses at June 30, 2012, and December 31, 2011, were substantially due to changes in market interest rates since the date of purchase that adversely affected the market values of those securities. The unrealized losses were not due to credit impairment. The Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity.

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

NOTE 5 – LOANS

Loans consist of the following:

	June 30,	December 31,
	2012	2011
Real estate loans:
One- to four-family	$435,486	$379,944
Commercial	760,609	585,328
Home equity/home improvement	144,147	140,966

Total real estate loans	1,340,242	1,106,238
Consumer loans:
Automobile	37,376	33,027
Other consumer	25,267	18,143

Total consumer loans	62,643	51,170
Commercial and industrial	197,671	70,620
Gross loans	1,600,556	1,228,028
Deferred loan origination fees, net	407	516
Allowance for loan losses	(19,229)	(17,487)

Net loans held for investment	$1,581,734	$1,211,057

Mortgage loans held for sale:
ViewPoint Mortgage	$17,083	$33,417
Warehouse Purchase Program	908,554	800,935

Total mortgage loans held for sale	$925,637	$834,352

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

NOTE 5 – LOANS (Continued)

Activity in the allowance for loan losses for the three and six months ended June 30, 2012 and 2011, segregated by portfolio segment and evaluated for impairment, was as follows. Allowance for loan losses for construction loans have been included in the one- to four-family and commercial real estate line items, as appropriate.

Three Months Ended June 30, 2012	One-to Four- Family	Home Equity/Home Improvement	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance—April 1, 2012	$3,009	$1,014	$11,182	$2,164	$654	$18,023
Charge-offs	(62)	(64)	—	(22)	(210)	(358)
Recoveries	5	1	—	12	99	117
Provision expense	124	235	736	213	139	1,447

Ending balance—June 30, 2012	$3,076	$1,186	$11,918	$2,367	$682	$19,229

Six Months Ended June 30, 2012	One-to Four- Family	Home Equity/Home Improvement	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance—January 1, 2012	$3,027	$1,043	$10,621	$2,090	$706	$17,487
Charge-offs	(146)	(64)	—	(237)	(407)	(854)
Recoveries	12	1	—	35	206	254
Provision expense	183	206	1,297	479	177	2,342

Ending balance—June 30, 2012	$3,076	$1,186	$11,918	$2,367	$682	$19,229

Ending balance:
Individually evaluated for impairment	$566	$278	$2,453	$135	$10	$3,442
Collectively evaluated for impairment	2,510	908	9,465	2,232	672	15,787
Loans:
Individually evaluated for impairment	4,639	1,156	19,465	378	115	25,753
Collectively evaluated for impairment	429,368	142,991	733,347	194,334	62,149	1,562,189
PCI Loans	1,479	—	7,797	2,959	379	12,614

Ending balance	$435,486	$144,147	$760,609	$197,671	$62,643	$1,600,556

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

NOTE 5 – LOANS (Continued)

Three Months Ended June 30, 2011	One-to Four- Family	Home Equity/Home Improvement	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance—April 1, 2011	$3,220	$893	$8,668	$1,845	$868	$15,494
Charge-offs	(62)	(61)	—	(154)	(250)	(527)
Recoveries	7	—	—	13	107	127
Provision expense	(142)	41	891	193	82	1,065

Ending balance—June 30, 2011	$3,023	$873	$9,559	$1,897	$807	$16,159

Six Months Ended June 30, 2011	One-to Four- Family	Home Equity/Home Improvement	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance—January 1, 2011	$3,307	$936	$7,949	$1,652	$1,003	$14,847
Charge-offs	(74)	(138)	(15)	(342)	(531)	(1,100)
Recoveries	23	—	27	17	185	252
Provision expense	(233)	75	1,598	570	150	2,160

Ending balance—June 30, 2011	$3,023	$873	$9,559	$1,897	$807	$16,159

Ending balance:
Individually evaluated for impairment	$609	$101	$1,600	$51	$9	$2,370
Collectively evaluated for impairment	2,414	772	7,959	1,846	798	13,789
Loans:
Individually evaluated for impairment	5,564	1,292	11,556	266	79	18,757
Collectively evaluated for impairment	379,894	141,036	510,292	44,175	52,036	1,127,433

Ending balance	$385,458	$142,328	$521,848	$44,441	$52,115	$1,146,190

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

NOTE 5 – LOANS (Continued)

The allowance for loan losses and related provision expense are susceptible to change if the credit quality of our loan portfolio changes, which is evidenced by many factors, including but not limited to charge-offs and non-performing loan trends. Generally, one- to four-family residential real estate lending has a lower credit risk profile compared to consumer lending (such as automobile or personal line of credit loans). Commercial real estate and commercial and industrial lending, however, have higher credit risk profiles than consumer and one- to four- family residential real estate loans due to these loans being larger in amount and non-homogenous in structure and term. Changes in economic conditions, the mix and size of the loan portfolio and individual borrower conditions can dramatically impact our level of allowance for loan losses in relatively short periods of time.

Management evaluates current information and events regarding a borrower's ability to repay its obligations and considers a loan to be impaired when the ultimate collectability of amounts due, according to the contractual terms of the loan agreement, is in doubt. If an impaired loan is collateral-dependent, the fair value of the collateral, less the estimated cost to sell, is used to determine the amount of impairment. If an impaired loan is not collateral-dependent, the impairment amount is determined using the negative difference, if any, between the estimated discounted cash flows and the loan amount due. For impaired loans, the amount of the impairment can be adjusted, based on current data, until such time as the actual basis is established by acquisition of the collateral or until the basis is collected. Impairment losses are reflected in the allowance for loan losses through a charge to the provision for loan losses. Subsequent recoveries are credited to the allowance for loan losses. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied first to principal.

The allowance for loan losses is maintained to cover losses that are estimated in accordance with U.S. generally accepted accounting principles. It is our estimate of credit losses inherent in our loan portfolio at each balance sheet date. Our methodology for analyzing the allowance for loan losses consists of general and specific components.

For the general component, we stratify the loan portfolio into homogeneous groups of loans that possess similar loss potential characteristics and apply a loss ratio to these groups of loans to estimate the credit losses in the loan portfolio. We use both historical loss ratios and qualitative loss factors assigned to major loan collateral types to establish loss allocations. The historical loss ratio is generally defined as a percentage of net annual loan losses to average loans outstanding utilizing a 24 month rolling average. Qualitative loss factors are based on management’s judgment of company-specific data and external economic indicators, which may not yet be reflected in the historical loss ratios, and how this information could impact the Company’s specific loan portfolios. The Allowance for Loan Loss Committee sets and adjusts qualitative loss factors by regularly reviewing changes in loan composition and the seasonality of specific portfolios. The Allowance for Loan Loss Committee also considers credit quality and trends relating to delinquency, non-performing and/or classified loans and bankruptcy within the Company’s loan portfolio when evaluating qualitative loss factors. Additionally, the Allowance for Loan Loss Committee adjusts qualitative factors to account for the potential impact of external economic factors, including the unemployment rate, housing price, vacancy rates and inventory levels specific to our primary market area.

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

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

NOTE 5 – LOANS (Continued)

Impaired loans at June 30, 2012, and December 31, 2011, were as follows: (1)

	June 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Current Quarter Average Recorded Investment	Year-to-Date Average Recorded Investment	Current Quarter Interest Income Recognized	Year-to-Date Interest Income Recognized
With no related allowance recorded:
Real estate loans:
One- to four- family	$1,935	$1,935	$—	$2,028	$1,954	$7	$22
Home equity/home improvement	250	250	—	279	560	2	4
Commercial	3,087	3,087	—	3,087	3,152	43	95

Total real estate loans	5,272	5,272	—	5,394	5,666	52	121

Commercial and industrial	44	44	—	45	52	1	1

Impaired loans with no related allowance recorded	5,316	5,316	—	5,439	5,718	53	122

With an allowance recorded:
Real estate loans:
One- to four- family	2,704	2,704	566	3,053	3,134	—	5
Home equity/home improvement	906	906	278	878	659	—	—
Commercial	16,378	16,378	2,453	15,931	15,900	—	—

Total real estate loans	19,988	19,988	3,297	19,862	19,693	—	5

Consumer loans:
Automobile	61	61	4	72	90	—	—
Lines of credit/unsecured	54	54	6	54	55	—	—

Total consumer loans	115	115	10	126	145	—	—

Commercial and industrial	334	334	135	326	403	—	—

Impaired loans with allowance recorded	20,437	20,437	3,442	20,314	20,241	—	5

Total:
Residential real estate	5,795	5,795	844	6,238	6,307	9	31
Commercial real estate	19,465	19,465	2,453	19,018	19,052	43	95
Consumer	115	115	10	126	145	—	—
Commercial and industrial	378	378	135	371	455	1	1

	$25,753	$25,753	$3,442	$25,753	$25,959	$53	$127

(1)	Loans reported do not include PCI loans.

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

NOTE 5 – LOANS (Continued)

	December 31, 2011
		Unpaid		Average	Interest
	Recorded Investment	Principal Balance	Related Allowance	Recorded Investment	Income Recognized
With no related allowance recorded:
Real estate loans:
One- to four- family	$1,664	$1,664	$—	$1,757	$54
Home equity/home improvement	844	844	—	942	22
Commercial	2,860	2,860	—	1,364	85

Total real estate loans	5,368	5,368	—	4,063	161

Commercial and industrial	55	55	—	10	1

Impaired loans with no related allowance recorded	5,423	5,423	—	4,073	162

With an allowance recorded:
Real estate loans:
One- to four- family	3,812	3,812	750	3,248	55
Home equity/home improvement	489	489	290	338	8
Commercial	16,076	16,076	2,358	10,935	540

Total real estate loans	20,377	20,377	3,398	14,521	603

Consumer loans:
Automobile	111	111	7	142	—
Other secured	—	—	—	7	—
Lines of credit/unsecured	57	57	6	42	—

Total consumer loans	168	168	13	191	—

Commercial and industrial	401	401	87	374	13

Impaired loans with allowance recorded	20,946	20,946	3,498	15,086	616

Total:
Residential real estate	6,809	6,809	1,040	6,285	139
Commercial real estate	18,936	18,936	2,358	12,299	625
Consumer	168	168	13	191	—
Commercial and industrial	456	456	87	384	14

	$26,369	$26,369	$3,498	$19,159	$778

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

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

NOTE 5 – LOANS (Continued)

All interest accrued, but not received for loans placed on nonaccrual status, is reversed against interest income. Interest received on such loans is accounted for on the cost-recovery or cash-basis method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Non-performing (nonaccrual) loans were as follows. Loans past due over 90 days that were still accruing interest totaled $2,255 at June 30, 2012, and there were no loans over 90 days still accruing interest at December 31, 2011. These loans consisted entirely of acquired loans. No construction loans were non-performing at June 30, 2012, or December 31, 2011. At June 30, 2012, there were no PCI loans that were considered non-performing loans. $560 of purchased performing loans were considered non-performing at June 30, 2012.

	June 30,	December 31,
	2012	2011
Real Estate loans:
One- to four-family	$4,158	$5,340
Commercial	16,378	16,076
Home equity/home improvement	1,112	1,226

Total real estate loans	21,648	22,642
Consumer	36	26

Commercial and industrial	873	430

Total	$22,557	$23,098

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

The outstanding balances of TDR’s are shown below:

	June 30,	December 31,
	2012	2011
TDR’s
Nonaccrual TDR’s	$10,411	$10,420
Performing TDR’s (1)	3,757	3,271

Total	$14,168	$13,691

Specific reserves on TDR’s	$2,179	$2,115
Outstanding commitments to lend additional funds to borrowers with TDR loans	$—	$—

(1)	Performing TDR loans are loans that have been performing under the restructured terms for at least six month and the Company is accruing interest on these loans.

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

NOTE 5 – LOANS (Continued)

All TDRs are individually analyzed for impairment. Loss estimates include the negative difference, if any, between the current fair value of the collateral or the estimated discounted cash flows and the loan amount due. The following tables provide information on loans modified as a TDR during the three and six months ended June 30, 2012. These tables do not reflect the end of period recorded investment.

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Real estate loans:
One- to four- family	1	$200	$255	6	$821	$892

Commercial and industrial	0	—	—	3	83	83

Total	1	$200	$255	9	$904	$975

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
One- to four- family real estate
Combination of rate and maturity date adjustment:	$—	$383
Other	255	509

Commercial and industrial
Payment adjustment	—	36
Other	—	47

Total	$255	$975

Loans modified as a TDR within the last 12 months that had a payment default (1)	$—	$—

(1)	A payment default is defined as a loan that was 90 days or more past due.

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

NOTE 5 – LOANS (Continued)

Below is an analysis of the age of recorded investment in loans that were past due at June 30, 2012, and December 31, 2011.

June 30, 2012	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Loans Past Due	Current Loans (a)	Total Loans
Real estate loans:
One- to four- family	$267	$2,629	$2,464	$5,360	$430,126	$435,486
Commercial	297	—	6,675	6,972	753,637	760,609
Home equity/home improvement	—	601	837	1,438	142,709	144,147

Total real estate loans	564	3,230	9,976	13,770	1,326,472	1,340,242

Other loans:
Consumer loans:
Automobile	294	73	79	446	36,930	37,376
Other consumer	215	215	30	460	24,807	25,267

Total consumer loans	509	288	109	906	61,737	62,643

Commercial and industrial	1,063	243	1,731	3,037	194,634	197,671

Total	$2,136	$3,761	$11,816	$17,713	$1,582,843	$1,600,556

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Loans Past Due	Current Loans	Total Loans
Real estate loans:
One- to four- family	$4,325	$1,676	$3,663	$9,664	$370,280	$379,944
Commercial	13,038	852	899	14,789	570,539	585,328
Home equity/home improvement	654	123	983	1,760	139,206	140,966

Total real estate loans	18,017	2,651	5,545	26,213	1,080,025	1,106,238

Other loans:
Consumer loans:
Automobile	137	63	13	213	32,814	33,027
Other consumer	19	62	—	81	18,062	18,143

Total consumer loans	156	125	13	294	50,876	51,170

Commercial and industrial	236	25	143	404	70,216	70,620

Total	$18,409	$2,801	$5,701	$26,911	$1,201,117	$1,228,028

(a)	Includes acquired PCI loans with a total carrying value of $12.6 million at June 30, 2012.

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

NOTE 5 – LOANS (Continued)

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

The recorded investment in loans by credit quality indicators at June 30, 2012, and December 31, 2011, was as follows.

Real Estate and Commercial and Industrial Credit Exposure

Credit Risk Profile by Internally Assigned Grade

June 30, 2012	One-to Four- Family	Commercial Real Estate	Commercial and Industrial	Home Equity/Home Improvement
Grade:
Pass	$424,299	$701,008	$185,395	$140,257
Special Mention	3,503	30,759	581	1,297
Substandard (a)	4,362	27,952	11,695	1,610
Doubtful	3,322	890	—	983

Total	$435,486	$760,609	$197,671	$144,147

December 31, 2011	One-to Four- Family	Commercial Real Estate	Commercial and Industrial	Home Equity/Home Improvement
Grade:
Pass	$370,935	$535,536	$70,140	$138,080
Special Mention	1,349	29,934	50	147
Substandard	4,528	18,959	315	1,726
Doubtful	3,132	899	115	1,013

Total	$379,944	$585,328	$70,620	$140,966

(a)	PCI loans are included in the substandard category. This category is generally consistent with the “substandard” category as defined by regulatory authorities.

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

NOTE 5 – LOANS (Continued)

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

June 30, 2012	Automobile	Other Consumer
Performing	$37,346	$25,261
Non-performing	30	6

Total	$37,376	$25,267

December 31, 2011	Automobile	Other Consumer
Performing	$33,001	$18,143
Non-performing	26	—

Total	$33,027	$18,143

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

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs.) The Company elects the fair value option for certain residential mortgage loans held for sale at VPM in accordance with ASC 825. This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC 815, “Derivatives and Hedging.” The Company has not elected the fair value option for other loans held for sale primarily because they are not economically hedged using derivative instruments.

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

NOTE 6 – FAIR VALUE (Continued)

Fair values of certain loans held for sale at VPM are based on traded market prices of similar assets, where available, and/or discounted cash flows at market interest rates.

	June 30,	December 31,
	2012	2011
Aggregate fair value	$10,161	$16,607
Aggregate outstanding principal	9,982	16,379

Interest income on certain mortgage loans held for sale is recognized based on contractual rates and reflected in interest income on mortgage loans held for sale in the consolidated income statement. A summary of the income is shown below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net gain from change in loan fair value	$595	$455	$966	$373
Economic hedging losses	531	423	742	260

Net gain included in mortgage income	$64	$32	$224	$113

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

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

NOTE 6 – FAIR VALUE (Continued)

Assets and Liabilities Measured on a Recurring Basis

Assets measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 are summarized below. There were no liabilities measured at fair value on a recurring basis as of June 30, 2012 or December 31, 2011.

Fair Value Measurements Using
Significant Other Observable Inputs
June 30, 2012	(Level 2)
Agency bonds	$2,010
Agency residential mortgage-backed securities	200,213
Agency residential collateralized mortgage obligations	261,460
SBA pools	3,832

Total securities available for sale	$467,515

Loans held for sale	10,161
Derivative instruments	8

Fair Value Measurements Using
Significant Other Observable Inputs
December 31, 2011	(Level 2)
Agency residential mortgage-backed securities	$134,853
Agency residential collateralized mortgage obligations	294,670
SBA pools	4,222

Total securities available for sale	$433,745

Loans held for sale	16,607
Derivative instruments	16

Assets and Liabilities Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below. There were no liabilities measured at fair value on a recurring basis as of June 30, 2012 or December 31, 2011.

		Fair Value Measurements Using
		Significant Other	Significant
		Observable Inputs	Unobservable Inputs
June 30, 2012	Total	(Level 2)	(Level 3)
Assets:
Impaired loans	$16,995	$—	$16,995
Other real estate owned (a)	1,674	71	1,603

		Fair Value Measurements Using
		Significant Other	Significant
		Observable Inputs	Unobservable Inputs
December 31, 2011	Total	(Level 2)	(Level 3)
Assets:
Impaired loans	$17,448	$—	$17,448
Other real estate owned	2,286	549	1,737

(a)	Does not include other real estate acquired with the acquisition of Highlands Bank, which had a fair value of $1,621 as of June 30, 2012.

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

NOTE 6 – FAIR VALUE (Continued)

Unobservable inputs used in nonrecurring Level 3 fair value measurements at June 30, 2012, are summarized below:

Quantitative Information about Level 3 Fair Value Measurements

Range
	Fair Value at			(Weighted
	June 30, 2012	Valuation Techniques	Unobservable Input	Average)
Impaired loans	$16,092	Third Party Appraisal	Discount of market value	0%-20% (8%)

			Estimated marketing costs	0%-10% (7%)
			Estimated legal expenses	$0-$7 ($2)
			Estimated property maintainance	0%-1% (1%)

	903	Discounted Cash Flow Analysis	Interest rate	4%-5% (5%)
			Loan term (in months)	12-251 (110)

Other real estate owned	1,603	Third Party Appraisal	Discount of market value	8%
			Estimated marketing costs	5%-7% (6%)

Impaired loans that are collateral dependent are measured for impairment using the fair value of the collateral as determined by third party appraisals using recent comparative sales data. The fair value of the collateral is then adjusted for the Level 3 inputs described above. Impaired loans that are not collateral dependent are measured for impairment by a discounted cash flow analysis using a net present value calculation utilizing data from the loan file before and after the modification.

Other real estate owned is measured at the lower of book or fair value less costs to sell. Other real estate owned that was valued using third party appraisals, listing agreements or sales contracts less actual costs to sell is classified as Level 2, while other real estate owned that was valued using third party appraisals, listing agreements or sales contracts less costs to sell and other Level 3 valuation inputs described in the above table is classified as Level 3.

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

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

NOTE 6 – FAIR VALUE (Continued)

Activity in other real estate owned for the three and six months ended June 30, 2012 and 2011, and the related valuation allowances were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Beginning balance	$2,021	$2,465	$2,286	$2,668
Transfers in at fair value (a)	2,343	389	2,983	521
Change in valuation allowance	(17)	(69)	(97)	(39)
Sale of property (gross)	(1,052)	(459)	(1,877)	(824)

Ending balance	$3,295	$2,326	$3,295	$2,326

Valuation allowance:
Beginning balance	$1,156	$422	$1,076	$452
Sale of property	(9)	(27)	(24)	(77)
Valuation adjustment	26	96	121	116

Ending balance	$1,173	$491	$1,173	$491

(a)	Includes other real estate owned acquired in the acquisition of Highlands of $1,986 as of the date of acquisition.

Carrying amount and fair value information of financial instruments at June 30, 2012 were as follows:

	June 30, 2012
		Fair Value
		Quoted Prices in
		Active Markets	Significant Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Financial assets
Cash and cash equivalents	$69,978	$69,978	$—	$—
Securities available for sale	467,515	—	467,515	—
Securities held to maturity	430,368	—	447,698	—
Loans held for sale	925,637	—	10,114	916,283
Loans held for investment, net	1,581,734	—	—	1,596,886
FHLB and Federal Reserve Bank stock	45,241	N/A	N/A	N/A
Bank-owned life insurance	34,491	34,491	—	—
Accrued interest receivable	9,784	9,784	—	—
Derivative instruments	8	—	8	—

Financial liabilities
Deposits	$2,229,406	$—	$—	$2,164,932
FHLB advances	875,102	—	—	894,888
Repurchase agreement	38,682	—	—	42,194
Accrued interest payable	1,298	1,298	—	—

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

NOTE 6 – FAIR VALUE (Continued)

Carrying amount and estimated fair values of financial instruments at December 31, 2011, were as follows:

	December 31, 2011
	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$46,348	$46,348
Securities available for sale	433,745	433,745
Securities held to maturity	500,488	518,142
Loans held for sale	834,352	834,878
Loans held for investment, net	1,211,057	1,235,248
FHLB and Federal Reserve Bank stock	37,590	N/A
Bank-owned life insurance	29,007	29,007
Accrued interest receivable	8,982	8,982
Derivative instruments	16	16

Financial liabilities
Deposits	$1,963,491	$1,891,661
FHLB advances	746,398	764,772
Repurchase agreement	25,000	28,267
Accrued interest payable	1,220	1,220

The methods and assumptions used to estimate fair value are described as follows:

Estimated fair value is the carrying amount for cash and cash equivalents, bank-owned life insurance and accrued interest receivable and payable. For loans held for investment and for loans held for sale at a Level 3 fair value measurement, fair value is based on discounted cash flows using current market offering rates, estimated life, and applicable credit risk. Fair values of certain loans held for sale on which the Company elects the fair value option, which are valued at a Level 2 fair value measurement, are based on traded market prices of similar assets, where available, and/or discounted cash flows at market interest rates. For deposits and borrowings, fair value is calculated using the FHLB advance curve to discount cash flows for the estimated life for deposits and according to the contractual repayment schedule for borrowings. Fair value of repurchase agreements is based on discounting the estimated cash flows using the current rate at which similar agreements would be made with similar terms and remaining maturities. It was not practicable to determine the fair value of FHLB and Federal Reserve Bank stock due to restrictions on their transferability. The fair value of off-balance sheet items listed in the table is based on the current fees or costs that would be charged to enter into or terminate such arrangements and are not considered significant to this presentation.

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

NOTE 7 – GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles (“CDI”) for three and six months ended June 30, 2012, were as follows:

		Core Deposit
	Goodwill	Intangible
Balance as of December 31, 2011	$818	$—
Impairment	(818)	—
Highlands acquisition	29,203	1,745
Amortization	—	(120)

Balance as of June 30, 2012	$29,203	$1,625

Goodwill is recorded on the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts reflected in the table above may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets, liabilities, shareholders’ equity, net income or cash flows. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill or other intangibles has occurred. If any such impairment is determined, a write-down is recorded. As a result of the execution of an agreement to sell substantially all of the assets of VPM in the second quarter of 2012, VPM recognized an impairment charge of $818 that brought its goodwill balance to $0 (see Note 12- Subsequent Events for more information). CDI are amortized on an accelerated basis over their estimated lives, which the Company believes is seven years. Gross and net core deposit intangibles outstanding were $1,745 and $1,625 at June 30, 2012, respectively. There was no core deposit intangible at December 31, 2011. Amortization expense related to intangible assets totaled $120 for the three and six months ended June 30, 2012. The estimated aggregate future amortization expense for intangible assets remaining as of June 30, 2012 is as follows:

Remaining 2012	$200
2013	429
2014	352
2015	276
2016	199
Thereafter	168

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company actively manages the risk profiles of its IRLCs and mortgage loans held for sale on a daily basis. To manage the price risk associated with IRLCs, the Company enters into forward sales of mortgage-backed securities in an amount similar to the portion of the IRLC expected to close, assuming no change in mortgage interest rates. In addition, to manage the interest rate risk associated with mortgage loans held for sale, the Company enters into forward sales of mortgage-backed securities to deliver mortgage loan inventory to investors. The estimated fair values of forward sales of mortgage-backed securities and forward sale commitments are based on quoted market values and are recorded as another asset or an accrued liability in the consolidated balance sheets.

The initial and subsequent changes in value on forward sales of mortgage-backed securities are a component of net gain on sale of loans.

The following table provides the outstanding notional balances and fair values of outstanding positions for the dates indicated, and recorded gains (losses) during the six months ended June 30, 2012, and the year ended December 31, 2011.

June 30, 2012	Expiration Dates	Outstanding Notional Balance	Fair Value	Recorded Gains/(Losses)
Other Assets
IRLCs	2012	$4,980	$66	$(24)
Loan sale commitments	2012	2,908	47	974
Forward mortgage-backed securities trades	2012	5,750	(58)	(726)

December 31, 2011	Expiration Dates	Outstanding Notional Balance	Fair Value	Recorded Gains/(Losses)
Other Assets
IRLCs	2012	$11,432	$90	$79
Loan sale commitments	2012	1,590	20	1,503
Forward mortgage-backed securities trades	2012	9,750	(74)	(1,428)

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

NOTE 9 – SHARE-BASED COMPENSATION

Compensation cost charged to income for share-based compensation is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Restricted stock	$606	$353	$831	$703
Stock options	101	155	209	235
Income tax benefit	247	178	364	328

A summary of changes in the Company’s non-vested restricted stock awards for the six months ended June 30, 2012 is presented below:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Non-vested at January 1	71,603	$13.08
Granted	72,086	15.70
Vested	(97,393)	13.84
Forfeited	—	—

Non-vested at June 30	46,296	$15.55

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

NOTE 9 – SHARE-BASED COMPENSATION (Continued)

The grant date fair value is based on the last sale price as quoted on the NASDAQ Stock Market on the grant date. As of June 30, 2012, there was $675 of total unrecognized compensation expense related to non-vested shares awarded under the restricted stock portion of the Equity Incentive Plan. That expense is expected to be recognized over a weighted-average period of 3.22 years.

A summary of stock option activity as of June 30, 2012, and changes for the six months then ended is presented below.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	535,384	$12.17	7.1	$483
Granted	147,200	15.79	10.0	—
Exercised	(58,621)	12.19	—	199
Cancelled	(2,100)	11.16	—	—
Forfeited	(23,000)	11.82	—	—

Outstanding at June 30, 2012	598,863	$13.08	7.5	$1,557

Fully vested and expected to vest	587,175	$13.05	7.4	$1,540

Exercisable at June 30, 2012	272,183	$12.53	5.8	$845

As of June 30, 2012, there was $1,092 of total unrecognized compensation expense related to non-vested shares awarded under the stock option portion of the Equity Incentive Plan. That expense is expected to be recognized over a weighted-average period of 3.32 years.

NOTE 10 – INCOME TAXES

The net deferred tax assets totaled $16,294 and $6,956 at June 30, 2012, and December 31, 2011, respectively. No valuation allowance was provided on deferred tax assets as of June 30, 2012, or December 31, 2011, as the Company expects to realize the future tax benefits. The Company estimates the annual effective tax rate for 2012 will be between 33% and 34%. The actual effective tax rate for the three and six months ended June 30, 2012, is different than the estimated annual effective tax rate due to various immaterial adjustments to income tax expense recorded during the quarter.

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

NOTE 11 – SEGMENT INFORMATION

The reportable segments are determined by the products and services offered, primarily distinguished between banking and VPM, our mortgage banking subsidiary. Loans, investments and deposits generate the revenues in the banking segment; secondary marketing sales generate the revenue in the VPM segment. Segment performance is evaluated using segment profit (loss). Information reported internally for performance assessment for the three and six months ended June 30, 2012 and 2011, was as follows:

	Three Months Ended June 30, 2012
	Banking	VPM	Eliminations and Adjustments[1]	Total Segments (Consolidated Total)
Results of Operations:
Total interest income	$35,117	$349	$(339)	$35,127
Total interest expense	6,105	339	(503)	5,941
Provision for loan losses	1,463	(16)	—	1,447

Net interest income after provision for loan losses	27,549	26	164	27,739
Other revenue	6,596	(1,067)	810	6,339
Net gain (loss) on sale of loans	(368)	2,542	—	2,174
Total non-interest expense	22,504	2,718	1,101	26,323

Income before income tax expense (benefit)	11,273	(1,217)	(127)	9,929
Income tax expense (benefit)	4,141	(396)	(308)	3,437

Net income (loss)	$7,132	$(821)	$181	$6,492

Segment assets	$3,691,661	$43,073	$(41,878)	$3,692,856
Noncash items:
Net gain (loss) on sale of loans	(368)	2,542	—	2,174
Depreciation	964	63	—	1,027
Provision for loan losses	1,463	(16)	—	1,447

	Three Months Ended June 30, 2011
	Banking	VPM	Eliminations and Adjustments[1]	Total Segments (Consolidated Total)
Results of Operations:
Total interest income	$27,916	$410	$(340)	$27,986
Total interest expense	9,077	340	(396)	9,021
Provision for loan losses	1,085	(20)	—	1,065

Net interest income after provision for loan losses	17,754	90	56	17,900
Other revenue	5,459	(273)	571	5,757
Net gain (loss) on sale of loans	(356)	2,235	—	1,879
Total non-interest expense	15,061	2,915	292	18,268

Income before income tax expense (benefit)	7,796	(863)	335	7,268
Income tax expense (benefit)	2,771	(279)	(81)	2,411

Net income (loss)	$5,025	$(584)	$416	$4,857

Segment assets	$2,964,412	$34,794	$(35,324)	$2,963,882
Noncash items:
Net gain (loss) on sale of loans	(356)	2,235	—	1,879
Depreciation	800	76	—	876
Provision for loan losses	1,085	(20)	—	1,065

[1]	Includes eliminating entries for intercompany transactions and stand-alone expenses of the Company

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

NOTE 11 – SEGMENT INFORMATION (Continued)

	Six Months Ended June 30, 2012
	Banking	VPM	Eliminations and Adjustments[1]	Total Segments (Consolidated Total)
Results of Operations:
Total interest income	$64,473	$759	$(729)	$64,503
Total interest expense	12,182	729	(1,084)	11,827
Provision for loan losses	2,362	(20)	—	2,342

Net interest income after provision for loan losses	49,929	50	355	50,334
Other revenue	11,157	(1,067)	747	10,837
Net gain (loss) on sale of loans	(939)	5,345	—	4,406
Total non-interest expense	37,770	5,466	1,539	44,775

Income before income tax expense (benefit)	22,377	(1,138)	(437)	20,802
Income tax expense (benefit)	7,998	(369)	(391)	7,238

Net income (loss)	$14,379	$(769)	$(46)	$13,564

Segment assets	$3,691,661	$43,073	$(41,878)	$3,692,856
Noncash items:
Net gain (loss) on sale of loans	(939)	5,345	—	4,406
Depreciation	1,815	127	—	1,942
Provision for loan losses	2,362	(20)	—	2,342

	Six Months Ended June 30, 2011
	Banking	VPM	Eliminations and Adjustments[1]	Total Segments (Consolidated Total)
Results of Operations:
Total interest income	$55,745	$859	$(723)	$55,881
Total interest expense	18,051	723	(835)	17,939
Provision for loan losses	2,178	(18)	—	2,160

Net interest income after provision for loan losses	35,516	154	112	35,782
Other revenue	13,594	(272)	953	14,275
Net gain (loss) on sale of loans	(891)	4,719	—	3,828
Total non-interest expense	30,521	6,046	562	37,129

Income before income tax expense (benefit)	17,698	(1,445)	503	16,756
Income tax expense (benefit)	5,965	(467)	(153)	5,345

Net income (loss)	$11,733	$(978)	$656	$11,411

Segment assets	$2,964,412	$34,794	$(35,324)	$2,963,882
Noncash items:
Net gain (loss) on sale of loans	(891)	4,719	—	3,828
Depreciation	1,604	152	—	1,756
Provision for loan losses	2,178	(18)	—	2,160

[1]	Includes eliminating entries for intercompany transactions and stand-alone expenses of the Company

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

NOTE 12 – SUBSEQUENT EVENTS

On June 5, 2012, the Bank and VPM entered into a definitive agreement (the “Agreement”) with Highlands Residential Mortgage, Ltd. (“HRM”) to sell substantially all of the assets of VPM to HRM, subject to certain closing conditions. The terms of the Agreement provide for HRM to, subject to certain conditions contained in the Agreement, (i) purchase VPM’s loan pipeline and all of VPM’s existing construction loan portfolio, together with certain furniture, fixtures and equipment, (ii) assume substantially all of VPM’s loan production office leases and its equipment leases, (iii) hire no less than 95% of the current VPM employees and satisfactorily release VPM from certain employment contracts, and (iv) make additional earn out payments to VPM. Following completion of the sale, the Agreement provides an opportunity for the Bank to partner with HRM to continue providing the Bank’s customers with residential mortgage services.

The transaction is expected to close in the third quarter of 2012. As a result of the execution of the Agreement, in the second quarter of 2012, VPM recognized $1,190 in one-time write-offs and expenses relating to the sale, including $818 of goodwill that was impaired to $0 and $250 in fixed asset losses.

NOTE 13 – RECENT ACCOUNTING DEVELOPMENTS

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU eliminated the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. An entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in this ASU did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This ASU was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this ASU did not have a significant impact to the Company’s financial statements.

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

(Dollar amounts in thousands, except share and per share data)

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

Overview

The Company, a Maryland corporation, is a full stock holding company for its wholly owned subsidiary, ViewPoint Bank, National Association (“the Bank”). The Bank’s operations include its wholly owned subsidiary, ViewPoint Bankers Mortgage, Inc. (doing business as ViewPoint Mortgage) (“VPM”). Unless the context otherwise requires, references in this document to the “Company” refer to ViewPoint Financial Group, Inc., and references to the “Bank” refer to ViewPoint Bank, N.A. References to “we,” “us,” and “our” means ViewPoint Financial Group, Inc. or ViewPoint Bank, N.A. and its subsidiary, unless the context otherwise requires.

Previously, the Company and the Bank were examined and regulated by the Office of Thrift Supervision (“OTS”), its primary federal regulator. In July 2011, the regulatory oversight of the Company transferred to the Board of Governors of the Federal Reserve System (“FRB”), and regulatory oversight of the Bank transferred to the thrift division of the Office of the Comptroller of the Currency (“OCC”). On December 19, 2011, the Bank converted its charter from a federal thrift charter to a national banking charter, with regulatory oversight by the OCC. The Bank is also regulated by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is required to have certain reserves and stock set by the FRB and is a member of the Federal Home Loan Bank of Dallas, which is one of the 12 regional banks in the Federal Home Loan Bank (“FHLB”) System.

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

Our operating revenues are derived principally from interest earnings on interest-earning assets, including loans and investment securities, service charges and fees on deposits, and gains on the sale of loans. Our primary sources of funds are deposits, FHLB advances and other borrowings, and payments received on loans and securities. We offer a variety of deposit accounts that provide a wide range of interest rates and terms, generally including savings, money market, term certificate and demand accounts.

On April 2, 2012, the Company announced the completion of its acquisition of Highlands Bancshares, Inc. (“Highlands”), parent company of The First National Bank of Jacksboro, which operated in Dallas under the name Highlands Bank. Under the terms of the all-stock transaction, each outstanding share of Highlands common stock, which totaled 8,307,911 at the time of the transaction, was exchanged for 0.6636 shares of Company stock, resulting in an increase of 5,513,061 shares of Company common stock. As a part of the acquisition, Highlands President and CEO Kevin Hanigan joined the Company and the Bank as president and chief executive officer. He also was appointed to the Company’s and the Bank’s Boards of Directors, along with Highlands board member Bruce Hunt. The acquisition was not considered to be a significant business combination.

Performance Highlights

•

Net interest margin increased by 79 basis points for the three months ended June 30, 2012 year-over-year. Due to changes in the earning asset mix, lower deposit and borrowing rates, and the impact of the Highlands acquisition, the net interest margin increased by 79 basis points, from 2.83% for the three months ended June 30, 2011, to 3.62% for the three months ended June 30, 2012. The net interest margin increased by 65 basis points for the year-to-date periods, increasing from 2.82% for the six months ended June 30, 2011, to 3.47% for the six months ended June 30, 2012.

•

Solid loan growth in 2012: Gross loans increased $463.8 million, or 22.5%, at June 30, 2012 compared to December 31, 2011, including $284.1 million in loans from the Highlands acquisition at fair value. Warehouse Purchase Program balances increased by $107.7 million, or 13.4%, from $800.9 million at December 31, 2011, to $908.6 million at June 30, 2012, while commercial real estate balances increased by $175.3 million, or 29.9%, from $585.3 million at December 31, 2011, to $760.6 million at June 30, 2012. Commercial and Industrial balances increased by $127.1 million, or 179.9%, from $70.6 million at December 31, 2012 to $197.7 million at June 30, 2012.

•

Quarterly net income increased by $1.6 million, or 33.7%. Net income for the three months ended June 30, 2012, was $6.5 million, up $1.6 million from $4.9 million for the three months ended June 30, 2011. This includes net gains of $897,000 and expenses of $4.7 million relating to the Highlands acquisition, the sale of VPM, severance costs and restricted stock vesting.

•

Non-performing loans decreased and net charge-offs declined. Non-performing loans decreased by $541,000, to $22.6 million at June 30, 2012, from $23.1 million at December 31, 2011, while net charge-offs declined to $241,000 for the second quarter of 2012, from $400,000 for the second quarter of 2011. Net charge-offs declined to $600,000 for the six months ended June 30, 2012, from $848,000 for the six months ended June 30, 2011.

Critical Accounting Estimates

Certain accounting estimates are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. These estimates are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Management believes that its critical accounting estimates include determining the allowance for loan losses and other-than-temporary impairments in our securities portfolio. Our accounting policies relating to these estimates are discussed in detail in Note 1 of the Notes to Consolidated Financial Statements contained in our 2011 Annual Report on Form 10-K.

Allowance for Loan Loss. The allowance for loan losses and related provision expense are susceptible to change if the credit quality of our loan portfolio changes, which is evidenced by many factors, including but not limited to charge-offs and non-performing loan trends. Generally, one- to four-family residential mortgage lending has a lower credit risk profile compared to consumer lending (such as automobile or personal line of credit loans). Commercial real estate and commercial and industrial lending, however, have higher credit risk profiles than consumer and one- to four- family residential mortgage loans due to these loans being larger in amount and non-homogenous in structure and term. While management uses available information to recognize losses on loans, changes, in economic conditions, the mix and size of the loan portfolio and individual borrower conditions can dramatically impact our level of allowance for loan losses in relatively short periods of time. Management believes that the allowance for loan losses is maintained at a level that represents our best estimate of inherent credit losses in the loan portfolio as of June 30, 2012. In addition, our banking regulators periodically review our allowance for loan losses and may require us to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their review.

Management evaluates current information and events regarding a borrower’s ability to repay its obligations and considers a loan to be impaired when the ultimate collectability of amounts due, according to the contractual terms of the loan agreement, is in doubt. If an impaired loan is collateral-dependent, the fair value of the collateral, less the estimated cost to sell, is used to determine the amount of impairment. If an impaired loan is not collateral-dependent, the impairment amount is determined using the negative difference, if any, between the estimated discounted cash flows and the loan amount due. For impaired loans, the amount of the impairment can be adjusted, based on current data, until such time as the actual basis is established by acquisition of the collateral or until the basis is collected. Impairment losses are reflected in the allowance for loan losses through a charge to the provision for loan losses. Subsequent recoveries are credited to the allowance for loan losses. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied first to principal.

Other-than-Temporary Impairments. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis and more frequently when economic, market, or security specific concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value of the security has been less than its amortized cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value of the security. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. The Company conducts regular reviews of the bond agency ratings of securities and considers whether the securities were issued by or have principal and interest payments guaranteed by the federal government or its agencies. These reviews focus on the underlying rating of the issuer and also include the insurance rating of securities that have an insurance component. The ratings and financial condition of the issuers are monitored, as well as the financial condition and ratings of the insurers.

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

Comparison of Financial Condition at June 30, 2012, and December 31, 2011

General. Total assets increased by $512.3 million, or 16.1%, to $3.69 billion at June 30, 2012, from $3.18 billion at December 31, 2011, primarily due to the acquisition of Highlands on April 2, 2012, which added $501.1 million in identifiable assets initially recorded at fair value.

Loans. Gross loans (including $925.6 million in mortgage loans held for sale at June 30, 2012) increased by $463.8 million, or 22.5%, to $2.53 billion at June 30, 2012 from $2.06 billion at December 31, 2011. $284.1 million of the increase in gross loans was attributable to loans obtained in the Highlands acquisition initially recorded at fair value.

	June 30, 2012	December 31, 2011	Dollar Change	Percent Change
		(Dollars in thousands)
Real estate loans:
One- to four-family	$435,486	$379,944	$55,542	14.6%
Commercial	760,609	585,328	175,281	29.9
Home equity/home improvement	144,147	140,966	3,181	2.3

Total real estate loans	1,340,242	1,106,238	234,004	21.2

Consumer loans:
Automobile	37,376	33,027	4,349	13.2
Other consumer loans	25,267	18,143	7,124	39.3

Total consumer loans	62,643	51,170	11,473	22.4

Commercial and industrial	197,671	70,620	127,051	179.9

Gross loans held for investment	1,600,556	1,228,028	372,528	30.3

ViewPoint Mortgage	17,083	33,417	(16,334)	(48.9)
Warehouse Purchase Program	908,554	800,935	107,619	13.4

Total mortgage loans held for sale	925,637	834,352	91,285	10.9

Gross loans	$2,526,193	$2,062,380	$463,813	22.5%

The commercial real estate portfolio increased by $175.3 million, or 29.9%, to $760.6 million at June 30, 2012, from $585.3 million at December 31, 2011, with $94.0 million of this increase being due to the addition of Highlands’ commercial real estate loans. The remaining $81.3 million increase was due to organic growth. Our commercial real estate portfolio consists almost exclusively of loans secured by existing, multi-tenanted commercial real estate. 93% of our commercial real estate loan balances are secured by properties located in Texas, a market that we do not believe has experienced the same level of economic pressure experienced in certain other geographic areas in the United States. The below table illustrates the geographic concentration of our commercial real estate portfolio at June 30, 2012:

Texas	93%
Oklahoma	2
Louisiana	2
California	1
Illinois	1
Other*	1

100%

* “Other” consists of Arizona, Georgia, Kansas, Minnesota, Missouri, Nevada, New Mexico, Oregon, Washington, and Alaska.

Commercial and industrial (“C&I”) loans increased by $127.1 million, or 179.9%, to $197.7 million at June 30, 2012, from $70.6 million at December 31, 2011, with $100.1 million of this increase due to the addition of Highlands’ C&I loans initially recorded at fair value. Net of the impact of the Highlands acquisition, C&I loans increased by $27.0 million from December 31, 2011, by virtue of loans originated in the second quarter of 2012. Additionally, $21.2 million and $16.1 million of warehouse lines of credit to mortgage bankers are included in the C&I loan balances as of June 30, 2012 and December 31, 2011, respectively.

One- to four-family loans increased by $55.6 million, or 14.6%, to $435.5 million at June 30, 2012, from $379.9 million at December 31, 2011, with $70.7 million of the growth attributable to the addition of Highlands loans initially recorded at fair value. Net of the acquisition, the one- to four-family loan portfolio decreased by $15.1 million. VPM originated $168.7 million in one- to four-family mortgage loans during the six months ended June 30, 2012, compared to $167.6 million for the same period in 2011. Of the $168.7 million originated during the six months ended June 30, 2012, $119.3 million was sold or committed to be sold to investors, generating a net gain on sale of loans of $4.4 million during the six month period ended June 30, 2012. The remaining $49.4 million of VPM production was retained in the Company’s loan portfolio.

Mortgage loans held for sale increased by $91.3 million, or 10.9%, to $925.6 million at June 30, 2012, from $834.3 million at December 31, 2011, and consisted of $908.6 million of Warehouse Purchase Program loans purchased for sale under our standard loan participation agreement and $17.0 million of loans originated for sale by our mortgage banking subsidiary, VPM.

The Warehouse Purchase Program had 38 clients with approved maximum borrowing amounts ranging from $10.0 million to $38.5 million at June 30, 2012, compared to 36 clients at December 31, 2011, and 30 clients at June 30, 2011. The average approved borrowing amount for all clients was $29.9 million at June 30, 2012. At June 30, 2012, the loans collateralizing Warehouse Purchase Program facilities were made up of 49% in conforming loans, 50% in government loans and 1% in jumbo loans, with properties located in 49 states. The average turn time on the Warehouse Purchase Program was 17.5 days for June, and the average utilization rate for the quarter was 61%. Warehouse Purchase Program balances increased $107.7 million, or 13.4%, from $800.9 million at December 31, 2011, to $908.6 million at June 30, 2012.

The Company, through VPM, maintains a mortgage repurchase liability that reflects management’s estimate of losses for loans for which the Company could have repurchase obligations based on historical investor repurchase and indemnification demands and historical loss ratios. Although investors may demand repurchase at any time, the Company’s historical demands have mainly occurred within 12 months of the investor purchase. The Company had no repurchases or indemnifications during the six months ended June 30, 2012, compared to one repurchase and four indemnifications for the same period in 2011. There is one pending repurchase at the date of this filing. This mortgage repurchase liability, included in “Other Liabilities” in the consolidated balances sheet, was $83,000 at June 30, 2012, compared to $52,000 at December 31, 2011. Additions to the liability reduced net gains on mortgage loan origination/sales. Actual losses were $0 and $30,000 for the six months ended June 30, 2012 and 2011, respectively.

Allowance for Loan Losses and Non-Performing Loans. The allowance for loan losses is maintained to cover losses that are estimated in accordance with U.S. generally accepted accounting principles. It is our estimate of credit losses in our loan portfolio at each balance sheet date. Our methodology for analyzing the allowance for loan losses consists of general and specific components.

For the general component, we stratify the loan portfolio into homogeneous groups of loans that possess similar loss potential characteristics and apply a loss ratio to these groups of loans to estimate the credit losses in the loan portfolio. We use both historical loss ratios and qualitative loss factors assigned to major loan collateral types to establish loss allocations. The historical loss ratio is generally defined as an average percentage of net annual loan losses to loans outstanding. Qualitative loss factors are based on management’s judgment of company-specific data and external economic indicators which may not yet be reflective in the historical loss ratios and how this information could impact the Company’s specific loan portfolios. The Allowance for Loan Loss Committee sets and adjusts qualitative loss factors by reviewing changes in loan composition and the seasonality of specific portfolios. The Allowance for Loan Loss Committee also considers credit quality and trends relating to delinquency, non-performing and/or classified loans and bankruptcy within the Company’s loan portfolio when evaluating qualitative loss factors. Additionally, the Allowance for Loan Loss Committee adjusts qualitative factors periodically to account for the potential impact of external economic factors, including the unemployment rate, housing price, vacancy rates and inventory levels specific to our primary market area.

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

Our non-performing loans to total loans ratio at June 30, 2012, was 1.41%, compared to 1.88% at December 31, 2011. Non-performing loans decreased by $541,000, to $22.6 million at June 30, 2012, from $23.1 million at December 31, 2011. This decrease was primarily caused by a $1.2 million decline in non-performing one- to four-family mortgage loans, and was partially offset by a $443,000 increase in non-performing C&I loans and a $302,000 increase in non-performing commercial real estate loans. At June 30, 2012, no purchased credit impaired loans from the Highlands transaction were included in non-performing loans. $560,000 of loans acquired from Highlands which were not classified as purchased credit impaired were included in the $22.6 million of non-performing loans, including $515,000 in C&I loans.

A modified loan is considered a troubled debt restructuring (“TDR”) when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower or collateral with similar credit risk characteristics. Modifications to loan terms may include a modification of the contractual interest rate to a below-market rate (even if the modified rate is higher than the original rate), forgiveness of accrued interest, forgiveness of a portion of principal, an extended repayment period or a deed in lieu of foreclosure or other transfer of assets other than cash to fully or partially satisfy a debt. The Company’s policy is to place all TDRs on nonaccrual for a minimum period of six months. Loans qualify for a return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months and the collection of principal and interest under the revised terms is deemed probable. At June 30, 2012, of our $14.2 million in TDRs, $3.8 million was accruing interest and $10.4 million was classified as nonaccrual, including $9.0 million attributable to five commercial real estate loans. All five of these loans were performing in accordance with their restructured terms at June 30, 2012.

Our allowance for loan losses at June 30, 2012, was $19.2 million, or 1.20% of total loans, compared to $17.5 million, or 1.42% of total loans, at December 31, 2011. Our allowance for loan losses to non-performing loans ratio was 85.25% at June 30, 2012, compared to 75.71% as of December 31, 2011.

Other Loans of Concern. The Company has other potential problem loans that are currently performing and do not meet the criteria for impairment, but where some concern exists. These possible credit problems may result in the future inclusion of these items in the non-performing asset categories. These loans consist of residential and commercial real estate and commercial and industrial loans that are classified as “special mention,” meaning that these loans have potential weaknesses that deserve management’s close attention. These loans are not adversely classified according to regulatory classifications and do not expose the Company to sufficient risk to warrant adverse classification. These loans have been considered in management’s determination of our allowance for loan losses. As of June 30, 2012, there was an aggregate of $36.2 million of these potential problem loans, compared to $31.5 million at December 31, 2011. The $36.2 million includes $556,000 of loans acquired from Highlands. Of the $36.2 million, $30.7 million is comprised of seven commercial real estate loans that were not delinquent at June 30, 2012, but are being monitored due to circumstances such as a decline in the occupancy rate or debt service coverage.

Classified Assets. Loans and other assets, such as securities and foreclosed assets that are considered by management to be of lesser quality, are classified as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses of those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

We regularly review the problem assets in our portfolio to determine whether any assets require classification. The total amount classified represented 10.8% of our equity capital and 1.48% of our assets at June 30, 2012, compared to 8.2% of our equity capital and 1.04% of our assets at December 31, 2011. The aggregate amount of classified assets at the dates indicated was as follows:

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Loss	$—	$—
Doubtful	5,195	5,159
Substandard	49,545	28,023

Total	$54,740	$33,182

At June 30, 2012, $12.6 million in purchased credit impaired loans acquired in connection with the Highlands transaction were included in the $49.5 million reported as Substandard. Additionally, at June 30, 2012, $10.4 million in loans acquired from Highlands that were not considered purchased credit impaired were included in the Substandard total.

Securities. Our securities portfolio decreased by $36.3 million, or 3.9%, to $897.9 million at June 30, 2012, from $934.2 million at December 31, 2011. The decrease in our securities portfolio resulted from paydowns and maturities totaling $422.3 million and sales of $15.2 million, which were partially offset by purchases totaling $316.1 million. In addition, $86.3 million in securities were acquired in the Highlands transaction.

Deposits. Total deposits increased by $265.9 million, or 13.5%, to $2.23 billion at June 30, 2012, from $1.96 billion at December 31, 2011.

	June 30, 2012	December 31, 2011	Dollar Change	Percent Change
	(Dollars in thousands)
Non-interest bearing demand	$342,228	$211,670	$130,558	61.7%
Interest bearing demand	509,650	498,253	11,397	2.3
Savings	176,504	155,276	21,228	13.7
Money Market	695,607	592,979	102,628	17.3
IRA savings	13,439	11,321	2,118	18.7
Time	491,978	493,992	(2,014)	(0.4)

Total deposits	$2,229,406	$1,963,491	$265,915	13.5%

The increase in deposits was primarily due to $378.4 million in deposits acquired in the Highlands transaction, which included $140.0 million in savings and money market, $121.2 million in time, $78.7 million in non-interest bearing demand and $38.5 million in interest bearing demand.

Excluding the impact of the Highlands acquisition, deposits decreased by $112.5 million from December 31, 2011, to June 30, 2012. This decrease was primarily due to a $123.2 million decline in time deposits, which resulted from a pricing strategy designed to reduce our time deposit rates and improve our net interest margin. The growth in non-interest bearing demand deposits, excluding the impact of Highlands’ deposits, was primarily due to a $22.2 million increase in Warehouse Purchase Program checking deposits and an $11.2 million increase in commercial free checking. The decline in interest bearing demand deposits included a $23.5 million decline in Absolute Checking deposits.

Borrowings. FHLB advances, net of a $3.7 million restructuring prepayment penalty, increased by $128.7 million, or 17.2%, to $875.1 million at June 30, 2012, from $746.4 million at December 31, 2011. The outstanding balance of FHLB advances increased due to a higher Warehouse Purchase Program balance at June 30, 2012, of which a portion was strategically funded with short term advances. At June 30, 2012, the Company was eligible to borrow an additional $254.4 million from the FHLB. Additionally, the Company was eligible to borrow $163.8 million from the Federal Reserve Bank discount window and has three available federal funds lines of credit with other financial institutions totaling $76.0 million. In addition to FHLB advances, at June 30, 2012, the Company had $38.7 million in outstanding repurchase agreements, including a $25.0 million repurchase agreement outstanding with Credit Suisse and a $10.0 million repurchase agreement outstanding with CitiGroup Global Markets, Inc., which was acquired in the Highlands transaction.

The below table shows FHLB advances by maturity and weighted average rate at June 30, 2012:

	Balance	Weighted Average Rate
	(Dollars in thousands)
Less than 90 days	$613,192	0.19%
90 days to one year	62,729	1.51
One to three years	54,127	3.38
Three to five years	122,069	3.08
After five years	26,692	4.61

	878,809	1.01%
Restructuring prepayment penalty	(3,707)

Total	$875,102

Shareholders’ Equity. Total shareholders’ equity increased by $99.3 million, or 24.4%, to $505.6 at June 30, 2012, from $406.3 million at December 31, 2011.

	June 30, 2012	December 31, 2011	Dollar Change	Percent Change
	(Dollars in Thousands)
Common stock	$393	$337	$56	16.6%
Additional paid-in capital	367,938	279,473	88,465	31.7
Retained earnings	153,722	144,535	9,187	6.4
Accumulated other comprehensive income	2,171	1,347	824	61.2
Unearned ESOP shares	(18,649)	(19,383)	734	(3.8)

Total shareholders’ equity	$505,575	$406,309	$99,266	24.4%

The increase in shareholders’ equity was primarily due to the Highlands acquisition, which was an all-stock transaction. Each outstanding share of Highlands’ common stock, which totaled 8,307,911 shares at the time of the transaction, was exchanged for 0.6636 shares of Company stock, resulting in an increase of 5,513,061 shares of Company common stock. The transaction increased common stock by $55,000 and increased additional paid-in capital by $86.1 million. Additionally, equity was increased by net income of $13.6 million recognized during the six months ended June 30, 2012, which was partially offset by the payment of two quarterly dividends totaling $0.12 per common share. The dividends reduced retained earnings by $4.4 million during the six months ended June 30, 2012.

Comparison of Results of Operations for the Three Months ended June 30, 2012 and 2011

General. Net income for the three months ended June 30, 2012, was $6.5 million, an increase of $1.6 million, or 33.7%, from net income of $4.9 million for the three months ended June 30, 2011. The increase in net income was driven by an increase in net interest income of $10.2 million and an $877,000 increase in noninterest income, partially offset by an $8.1 million increase in noninterest expense. The increased noninterest expenses included acquisition costs of $3.7 million related to the Highlands transaction, $136,000 in costs related to the sale of VPM, and $493,000 in severance costs related to both Highlands and VPM, as well as $308,000 of expense related to the immediately vested restricted stock awarded to the Company’s newly appointed CEO. Increases in noninterest expense were partially offset by net gains of $897,000. Basic and diluted earnings per share for the three months ended June 30, 2012, were $0.17, a $0.02 increase from $0.15 for the three months ended June 30, 2011. Earnings per share for the three months ended June 30, 2012, was reduced by $0.07 due to the increases in noninterest expense relating to the Highlands acquisition, the sale of VPM, severance costs and restricted stock vesting, partially offset by the net gains of $897,000.

Interest Income. Interest income increased by $7.1 million, or 25.5%, to $35.1 million for the three months ended June 30, 2012, from $28.0 million for the three months ended June 30, 2011.

	Three Months Ended June 30,		Dollar	Percent
	2012	2011	Change	Change
	(Dollars in Thousands)
Interest and dividend income
Loans, including fees	$30,290	$20,833	$9,457	45.4%
Securities	4,658	7,112	(2,454)	(34.5)
Interest-bearing deposits in other financial institutions	38	28	10	35.7
FHLB and FRB stock	141	13	128	984.6

	$35,127	$27,986	$7,141	25.5%

The increase in interest income for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, was primarily due to a $9.5 million, or 45.4%, increase in interest income on loans. Accretion of the Highlands purchase discount contributed $1.4 million to the increase for the comparable periods.

Interest income on Warehouse Purchase Program loans increased $3.5 million, as the average balance increased by $380.3 million from the three months ended June 30, 2011, to the three months ended June 30, 2012. Additionally, the average balance of commercial real estate loans increased by $219.5 million during the three months ended June 30, 2012, compared to the three months ended June 30, 2011, which led to a $3.0 million increase in interest income. The average balance of C&I loans for the three months ended June 30, 2012, increased by $147.1 million from the same period in 2011, leading to a $2.1 million increase in interest income. The average balance of one- to four-family loans increased $50.5 million compared to the three months ended June 30, 2011, increasing interest income by $844,000.

These increases were partially offset by a $2.5 million, or 34.5%, decline in interest on securities, which resulted from the sale of securities and normal paydowns. Overall, the yield on interest-earning assets increased by 18 basis points, to 4.36% for the three months ended June 30, 2012, from 4.18% for the three months ended June 30, 2011.

Interest Expense. Interest expense decreased by $3.1 million, or 34.1%, to $5.9 million for the three months ended June 30, 2012, from $9.0 million for the three months ended June 30, 2011.

	Three Months Ended June 30,		Dollar	Percent
	2012	2011	Change	Change
	(Dollars in Thousands)
Interest expense
Deposits	$3,247	$6,260	$(3,013)	(48.1%)
FHLB advances	2,415	2,407	8	0.3
Repurchase agreements	251	204	47	23.0
Other borrowings	28	150	(122)	(81.3)

	$5,941	$9,021	$(3,080)	(34.1%)

The decrease in interest expense for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, was primarily due to a $3.0 million, or 48.1%, decrease in interest expense on deposits.

The decrease in interest expense on deposits was primarily due to a $1.3 million decrease in interest expense on time accounts, which was primarily caused by a $124.9 million decline in the average balance during the three months ended June 30, 2012, compared to the three months ended June 30, 2011, and a 58 basis point decline in the average rate for the same periods. Additionally, interest expense on interest-bearing demand deposits declined by $1.3 million, primarily due to a 118 basis point decline in the average rate, from 2.02% for the three months ended June 30, 2011, to 0.84% for the three months ended June 30, 2012. Over the past year, the rate on the Absolute Checking product has been gradually reduced: at June 30, 2011, the Absolute Checking product paid an Annual Percentage Yield (“APY”) of 4.00% on balances up to $25,000, 0.95% on balances between $25,001 and $100,000, and 0.04% on balances greater than $100,000. At June 30, 2012, Absolute Checking paid an APY of 2.00% on balances up to $25,000 and 0.10% on balances greater than $25,000.

The Highlands acquisition added interest expense on borrowings of $74,000, which consisted of interest expense paid on repurchase agreements and other borrowings with an average balance of $39.1 million. The average balance of borrowings increased by $309.5 million during the three months ended June 30, 2012, compared to the three months ended June 30, 2011; however, this increase was more than offset by a 177 basis point decline in the average rate for the same periods.

Net Interest Income. Net interest income increased by $10.2 million, or 53.9%, to $29.2 million for the three months ended June 30, 2012, from $19.0 million for the three months ended June 30, 2011. $1.4 million of this increase was attributable to the accretion of the Highlands purchase discount. The net interest margin increased 79 basis points to 3.62% for the three months ended June 30, 2012, from 2.83% for the same period last year. The net interest rate spread increased 91 basis points to 3.43% for the three months ended June 30, 2012, from 2.52% for the same period last year. The increase in the net interest rate spread and margin was primarily attributable to changes in the earning asset mix, lower deposit and borrowing rates, and the impact of the Highlands acquisition.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents, for the periods indicated, the total dollar amount of interest income earned on average interest earning assets interest expense paid on average interest bearing liabilities. Also presented are the weighted average yields on interest earning assets, and rates paid on interest bearing liabilities, and the resultant spread. All average balances are daily average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended June 30,
	2012			2011
	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
One- to four- family real estate	$430,696	$5,955	5.53%	$380,152	$5,111	5.38%
Loans held for sale:
Warehouse Purchase Program	662,584	6,769	4.09	282,266	3,251	4.61
ViewPoint Mortgage loans	18,511	212	4.58	20,894	284	5.44
Commercial real estate	724,775	11,618	6.41	505,290	8,634	6.83
Home equity/home improvement	145,095	2,024	5.58	141,349	2,047	5.79
Consumer	62,192	999	6.43	53,903	884	6.56
Commercial and industrial	185,580	2,713	5.85	38,523	622	6.46
Less: deferred fees and allowance for loan loss	(17,803)	—	0.00	(15,264)	—	0.00

Loans receivable [1]	2,211,630	30,290	5.48	1,407,113	20,833	5.92
Agency mortgage-backed securities	368,736	2,232	2.42	456,791	3,181	2.79
Agency collateralized mortgage obligations	515,353	1,920	1.49	692,189	3,350	1.94
Investment securities	57,547	506	3.52	65,283	581	3.56
FHLB and FRB stock	34,975	141	1.61	13,803	13	0.38
Interest earning deposit accounts	33,241	38	0.46	41,969	28	0.27

Total interest-earning assets	3,221,482	35,127	4.36	2,677,148	27,986	4.18

Non-interest-earning assets	206,325			145,043

Total assets	$3,427,807			$2,822,191

Interest-bearing liabilities:
Interest-bearing demand	$505,569	1,061	0.84	$468,964	2,366	2.02
Savings and money market	892,844	637	0.29	733,517	1,037	0.57
Time	529,928	1,549	1.17	654,852	2,857	1.75
Borrowings	626,055	2,694	1.72	316,518	2,761	3.49

Total interest-bearing liabilities	2,554,396	5,941	0.93	2,173,851	9,021	1.66

Non-interest-bearing checking	316,237			195,765

Non-interest-bearing liabilities	52,578			38,399

Total liabilities	2,923,211			2,408,015

Total shareholders’ equity	504,596			414,176

Total liabilities and shareholders’ equity	$3,427,807			$2,822,191

Net interest income and margin		$29,186	3.62%		$18,965	2.83%

Net interest income and margin (tax-equivalent basis) [2]		$29,358	3.65%		$19,139	2.86%

Net interest rate spread			3.43%			2.52%
Net earning assets	$667,086			$503,297

Average interest-earning assets to average interest-bearing liabilities	126.12%			123.15%

[1]

Calculated net of deferred fees, loan discounts, loans in process and allowance for loan losses. Construction loans have been included in the one- to four- family and commercial real estate line items, as appropriate.

[2]

In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for 2012 and 2011. Tax-exempt investments and loans had average balances of $52.4 and $52.7 million for the three months ended June 30, 2012 and 2011, respectively.

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

	Three Months Ended June 30,
	2012 versus 2011
	Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)
	(Dollars in thousands)
Interest-earning assets:
One- to four- family real estate	$695	$149	$844
Loans held for sale:
Warehouse Purchase Program	3,924	(406)	3,518
ViewPoint Mortgage loans	(30)	(42)	(72)
Commercial real estate	3,547	(563)	2,984
Home equity/home improvement	53	(76)	(23)
Consumer	133	(18)	115
Commercial and industrial	2,155	(64)	2,091

Loans receivable	10,477	(1,020)	9,457
Agency mortgage-backed securities	(565)	(384)	(949)
Agency collateralized mortgage obligations	(752)	(678)	(1,430)
Investment securities	(68)	(7)	(75)
FHLB and FRB stock	41	87	128
Interest earning deposit accounts	(7)	17	10

Total interest-earning assets	9,126	(1,985)	7,141

Interest-bearing liabilities:
Interest-bearing demand	172	(1,477)	(1,305)
Savings and money market	191	(591)	(400)
Time	(479)	(829)	(1,308)
Borrowings	1,799	(1,866)	(67)

Total interest bearing liabilities	1,683	(4,763)	(3,080)

Net interest income	$7,443	$2,778	$10,221

Provision for Loan Losses. The provision for loan losses was $1.4 million for the three months ended June 30, 2012, an increase of $382,000, or 35.9%, compared to the three months ended June 30, 2011. The balance of the allowance for loan losses increased by $3.0 million, to $19.2 million at June 30, 2012, from $16.2 million at June 30, 2011, as management increased qualitative factors considered in determining the appropriateness of the allowance due to subdued economic conditions. Also, the provision for loan losses and the balance of the allowance for loan losses increased due to increased loan production. Net charge-offs declined to $241,000 for the second quarter of 2012, from $400,000 for the second quarter of 2011.

Non-interest Income. Non-interest income increased by $877,000, or 11.5%, to $8.5 million for the three months ended June 30, 2012, from $7.6 million for the three months ended June 30, 2011.

	Three Months Ended
	June 30,		Dollar	Percent
	2012	2011	Change	Change(1)
	(Dollars in Thousands)
Non-interest income
Service charges and fees	$4,827	$4,721	$106	2.2%
Other charges and fees	165	225	(60)	(26.7)
Net gain on sale of mortgage loans	2,174	1,879	295	15.7
Bank-owned life insurance income	165	167	(2)	(1.2)
Gain on sale of available for sale securities	116	—	116	N/M
Loss on sale and disposition of assets	(56)	(6)	(50)	(833.3)
Impairment of goodwill	(818)	(271)	(547)	(201.8)
Other	1,940	921	1,019	110.6

	$8,513	$7,636	$877	11.5%

(1)	NM - Not meaningful

The increase in non-interest income for the comparable quarters ended June 30, 2012 and 2011, was attributable to net gains of $897,000, which included a $1.8 million increase in the value of an investment in a community development-oriented private equity fund used for Community Reinvestment Act purposes, a $116,000 gain on the sale of available for sale securities acquired from Highlands, and a $95,000 gain on the unwinding of $40 million in repurchase agreements acquired from Highlands. These gains totaling $2.0 million were partially offset by $1.1 million in losses associated with the scheduled sale of VPM, including the full impairment of VPM’s remaining goodwill of $818,000 and $250,000 from fixed asset disposals. The net gain on the sale of mortgage loans increased by $295,000, or 15.7%, due to improved loan pricing on the secondary market as well as increased volume, selling $65.6 million in the quarter ended June 30, 2012 compared to $62.5 million in the quarter ended June 30, 2011.

Non-interest Expense. Non-interest expense increased by $8.1 million, or 44.1%, to $26.3 million for the three months ended June 30, 2012, from $18.3 million for the three months ended June 30, 2011.

	Three Months Ended
	June 30,		Dollar	Percent
	2012	2011	Change	Change(1)
	(Dollars in Thousands)
Non-interest expense
Salaries and employee benefits	$14,110	$11,542	$2,568	22.2%
Acquisition costs	3,741	—	3,741	N/M
Advertising	490	510	(20)	(3.9)
Occupancy and equipment	1,952	1,399	553	39.5
Outside professional services	691	704	(13)	(1.8)
Regulatory assessments	624	498	126	25.3
Data processing	1,617	1,129	488	43.2
Office operations	1,934	1,477	457	30.9
Other	1,164	1,009	155	15.4

	$26,323	$18,268	$8,055	44.1%

(1)	NM - Not meaningful

The increased non-interest expenses included Highlands-related acquisition costs of $3.7 million and $493,000 in severance costs related to the Highlands acquisition and the scheduled sale of VPM. Excluding these expense increases, salaries and employee benefits increased $1.8 million due to the addition of Highlands employees as well as adding the three new ViewPoint Bank banking center locations that opened in 2011. Occupancy and equipment increased $553,000, $325,000 of which was due to the addition of the Highland rents. Data processing expenses increased $488,000, of which $286,000 related to the Highlands acquisition, as well as increased software renewal costs. $201,000 of the increased office operations expenses were also related to the Highlands added costs.

Management has committed to a cost savings plan associated with the Highlands acquisition. The cost savings plan, which is expected to be substantially complete by the end of the third quarter of 2012 once the Highlands data processing conversion has been completed, is intended to streamline operations across the combined organization. The cost savings plan encompasses systems integration, employee-related charges and transaction-related costs. The Company is on track to achieve the anticipated cost savings and to begin seeing the impacts of the fully integrated, combined organization.

Income Tax Expense. During the three months ended June 30, 2012, we recognized income tax expense of $3.4 million on our pre-tax income, which resulted in an effective tax rate of 34.6%, compared to income tax expense of $2.4 million, which was an effective tax rate of 33.2%, for the three months ended June 30, 2011. The increase in the effective tax rate was primarily due to various immaterial adjustments to income tax expense recorded during the period.

Comparison of Results of Operations for the Six Months ended June 30, 2012 and 2011

General. Net income for the six months ended June 30, 2012, was $13.6 million, an increase of $2.2 million, or 18.9%, from net income of $11.4 million, for the six months ended June 30, 2011. The increase in net income was driven by an increase in net interest income of $14.8 million, partially offset by a $7.6 million increase in noninterest expense, and a $2.9 million decrease in noninterest income. The increased noninterest expenses included acquisition costs of $3.9 million related to the Highlands acquisition, $136,000 in costs related to the sale of VPM, and $514,000 in severance costs related to both Highlands and VPM, as well as $308,000 in immediately vested restricted stock awarded to the Company’s newly appointed CEO.

The six months ended June 30, 2011, included a $3.4 million gain on the sale of available for sale securities and $735,000 in gains on a community development-oriented private equity fund used for Community Reinvestment Act purposes, which was partially offset by net gains of $897,000 in the six months ended June 30, 2012. Basic and diluted earnings per share for the six months ended June 30, 2012, were $0.39, a $0.04 increase from $0.35 for the six months ended June 30, 2011. Earnings per share for the six months ended June 30, 2012, was reduced by $0.07 due to the increases in noninterest expense relating to the Highlands acquisition, the sale of VPM, severance costs and restricted stock vesting, partially offset by the net gains of $897,000.

Interest Income. Interest income increased by $8.6 million, or 15.4%, to $64.5 million for the six months ended June 30, 2012, from $55.9 million for the six months ended June 30, 2011.

	Six Months Ended
	June 30,		Dollar	Percent
	2012	2011	Change	Change
	(Dollars in Thousands)
Interest and dividend income
Loans, including fees	$54,610	$41,294	$13,316	32.2%
Securities	9,589	14,453	(4,864)	(33.7)
Interest-bearing deposits in other financial institutions	57	100	(43)	(43.0)
FHLB and FRB stock	247	34	213	626.5

	$64,503	$55,881	$8,622	15.4%

The increase in interest income for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, was primarily due to a $13.3 million, or 32.2%, increase in interest income on loans. Accretion of the Highlands purchase discount contributed $1.4 million to the increase for the comparable periods.

Interest income on Warehouse Purchase Program loans increased $6.9 million, as the average balance increased by $372.1 million from the six months ended June 30, 2011. Additionally, the average balance of commercial real estate loans increased by $159.7 million during the six months ended June 30, 2012, compared to the six months ended June 30, 2011, which led to a $3.9 million increase in interest income. The average balance of C&I loans for the six months ended June 30, 2012, increased by $88.5 million from the same period in 2011, leading to a $2.3 million increase in interest income. The average balance of one- to four-family loans increased $23.0 million compared to the three months ended June 30, 2011, increasing interest income by $514,000.

These increases were partially offset by a $4.9 million, or 33.7%, decline in interest on securities, which resulted from the sale of securities and normal paydowns. Overall, the yield on interest-earning assets increased by 10 basis points, to 4.25% for the six months ended June 30, 2012, from 4.15% for the six months ended June 30, 2011.

Interest Expense. Interest expense decreased by $6.1 million, or 34.1%, to $11.8 million for the six months ended June 30, 2012, from $17.9 million for the six months ended June 30, 2011.

	Six Months Ended
	June 30,		Dollar	Percent
	2012	2011	Change	Change
	(Dollars in Thousands)
Interest expense
Deposits	$6,476	$12,343	$(5,867)	(47.5%)
FHLB advances	4,869	4,893	(24)	(0.5)
Repurchase agreements	454	405	49	12.1
Other borrowings	28	298	(270)	(90.6)

	$11,827	$17,939	$(6,112)	(34.1%)

The decrease in interest expense for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, was primarily due to a $5.9 million, or 47.5%, decrease in interest expense on deposits.

The decrease in interest expense on deposits was primarily due to a $2.7 million decrease in interest expense on time accounts, which was primarily caused by a $158.0 million decline in the average balance during the six months ended June 30, 2012, compared to the six months ended June 30, 2011, and a 50 basis point decline in the average rate for the same periods. Additionally, interest expense on interest-bearing demand deposits declined by $2.3 million, primarily due to a 108 basis point decline in the average rate, from 1.97% for the six months ended June 30, 2011, to 0.89% for the six months ended June 30, 2012. Over the past year, the rate on the Absolute Checking product has been gradually reduced: at June 30, 2011, the Absolute Checking product paid an Annual Percentage Yield (“APY”) of 4.00% on balances up to $25,000, 0.95% on balances between $25,001 and $100,000, and 0.04% on balances greater than $100,000. At June 30, 2012, Absolute Checking paid an APY of 2.00% on balances up to $25,000 and 0.10% on balances greater than $25,000.

The Highlands acquisition added interest expense on borrowings of $74,000, which consisted of interest expense paid on repurchase agreements and other borrowings with an average balance of $39.1 million. The average balance of borrowings increased by $251.5 million during the six months ended June 30, 2012, compared to the six months ended June 30, 2011; however, this increase was more than offset by a 132 basis point decline in the average rate for the same periods.

Net Interest Income. Net interest income increased by $14.8 million, or 38.8%, to $52.7 million for the six months ended June 30, 2012, from $37.9 million for the six months ended June 30, 2011. The net interest margin increased 65 basis points to 3.47% for the six months ended June 30, 2012, from 2.82% for the same period last year. The net interest rate spread increased 76 basis points to 3.28% for the six months ended June 30, 2012, from 2.52% for the same period last year. The increase in the net interest rate spread and margin was primarily attributable to changes in the earning asset mix, lower deposit and borrowing rates, and the impact of the Highlands acquisition.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents, for the periods indicated, the total dollar amount of interest income earned on average interest earning assets the interest expense paid on average interest bearing liabilities, over the first six months of 2012 and 2011. Also presented are the weighted average yields on interest earning assets and rates paid on interest bearing liabilities, and the resultant spread. All average balances are daily average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	Six Months Ended June 30,
	2012			2011
	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
One- to four- family real estate	$400,977	$10,666	5.32%	$377,931	$10,152	5.37%
Loans held for sale:
Warehouse Purchase Program	650,055	13,401	4.12	277,943	6,491	4.67
ViewPoint Mortgage loans	21,337	495	4.64	22,013	604	5.49
Commercial real estate	653,742	20,672	6.32	494,089	16,764	6.79
Home equity/home improvement	142,924	3,979	5.57	140,684	4,070	5.79
Consumer	56,414	1,776	6.30	58,334	1,919	6.58
Commercial and industrial	127,549	3,621	5.68	39,085	1,294	6.62
Less: deferred fees and allowance for loan loss	(17,308)	—	0.00	(15,241)	—	0.00

Loans receivable [1]	2,035,690	54,610	5.37	1,394,838	41,294	5.92
Agency mortgage-backed securities	338,530	4,356	2.57	471,131	6,563	2.79
Agency collateralized mortgage obligations	533,784	4,229	1.58	667,788	6,728	2.02
Investment securities	57,180	1,004	3.51	65,400	1,162	3.55
FHLB and FRB stock	34,264	247	1.44	15,663	34	0.43
Interest earning deposit accounts	33,525	57	0.34	77,660	100	0.26

Total interest-earning assets	3,032,973	64,503	4.25	2,692,480	55,881	4.15

Non-interest-earning assets	168,839			141,473

Total assets	$3,201,812			$2,833,953

Interest-bearing liabilities:
Interest-bearing demand	$489,628	2,169	0.89	$453,758	4,468	1.97
Savings and money market	826,217	1,123	0.27	720,999	2,030	0.56
Time	501,012	3,184	1.27	659,020	5,845	1.77
Borrowings	618,155	5,351	1.73	366,672	5,596	3.05

Total interest-bearing liabilities	2,435,012	11,827	0.97	2,200,449	17,939	1.63

Non-interest-bearing checking	264,728			191,401

Non-interest-bearing liabilities	44,249			33,681

Total liabilities	2,743,989			2,425,531

Total shareholders’ equity	457,823			408,422

Total liabilities and shareholders’ equity	$3,201,812			$2,833,953

Net interest income and margin		$52,676	3.47%		$37,942	2.82%

Net interest income and margin (tax-equivalent basis) [2]		$53,021	3.50%		$38,291	2.84%

Net interest rate spread			3.28%			2.52%
Net earning assets	$597,961			$492,031

Average interest-earning assets to average interest-bearing liabilities	124.56%			122.36%

[1]

Calculated net of deferred fees, loan discounts, loans in process and allowance for loan losses. Construction loans have been included in the one- to four- family and commercial real estate line items, as appropriate.

[2]

In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for 2012 and 2011. Tax-exempt investments and loans had average balances of $52.5 million and $52.7 million for the six months ended June 30, 2012 and 2011, respectively.

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

	Six Months Ended June 30,
	2012 versus 2011
	Increase (Decrease) Due to
			Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
One- to four- family real estate	$614	$(100)	$514
Loans held for sale:			—
Warehouse Purchase Program	7,753	(843)	6,910
ViewPoint Mortgage loans	(18)	(91)	(109)
Commercial real estate	5,112	(1,204)	3,908
Home equity/home improvement	64	(155)	(91)
Consumer	(62)	(81)	(143)
Commercial and industrial	2,536	(209)	2,327

Loans receivable	15,999	(2,683)	13,316
Agency mortgage-backed securities	(1,736)	(471)	(2,207)
Agency collateralized mortgage obligations	(1,210)	(1,289)	(2,499)
Investment securities	(144)	(14)	(158)
FHLB and FRB stock	72	141	213
Interest earning deposit accounts	(68)	25	(43)

Total interest-earning assets	12,913	(4,291)	8,622

Interest-bearing liabilities:
Interest-bearing demand	329	(2,628)	(2,299)
Savings and money market	263	(1,170)	(907)
Time	(1,219)	(1,442)	(2,661)
Borrowings	2,820	(3,065)	(245)

Total interest bearing liabilities	2,193	(8,305)	(6,112)

Net interest income	$10,720	$4,014	$14,734

Provision for Loan Losses. The provision for loan losses was $2.3 million for the six months ended June 30, 2012, an increase of $182,000, or 8.4%, compared to the six months ended June 30, 2011. The balance of the allowance for loan losses increased by $3.0 million to $19.2 million at June 30, 2012, from $16.2 million at June 30, 2011, as management increased qualitative factors considered in determining the appropriateness of the allowance due to subdued economic conditions. Also, the provision for loan losses and the balance of the allowance for loan losses increased due to increased loan production. Net charge-offs declined to $600,000 for the six months ended June 30, 2012, from $848,000 for the six months ended June 30, 2011.

Non-interest Income. Non-interest income decreased by $2.9 million, or 15.8%, to $15.2 million for the six months ended June 30, 2012, from $18.1 million for the six months ended June 30, 2011.

	Six Months Ended
	June 30,		Dollar	Percent
	2012	2011	Change	Change
	(Dollars in Thousands)
Non-interest income
Service charges and fees	$9,065	$9,368	$(303)	(3.2%)
Other charges and fees	293	400	(107)	(26.8)
Net gain on sale of mortgage loans	4,406	3,828	578	15.1
Bank-owned life insurance income	274	285	(11)	(3.9)
Gain on sale of available for sale securities	116	3,415	(3,299)	N/M
Loss on sale and disposition of assets	(137)	(216)	79	36.6
Impairment of goodwill	(818)	(271)	(547)	(201.8)
Other	2,044	1,294	750	58.0

	$15,243	$18,103	$(2,860)	(15.8%)

The decrease in non-interest income for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, was attributable to net gains of $4.1 million in 2011 compared to $897,000 in 2012. For the period ending 2011, a $3.4 million gain was recognized on the sale of available for sale securities, plus the value of an equity investment in a community development-oriented private equity fund used for Community Reinvestment Act purposes increased $735,000 in value. For the period ending 2012, a $116,000 gain was recognized on the sale of available for sale securities acquired by Highlands, the value of an equity investment in a community development-oriented private equity fund used for Community Reinvestment Act purposes increased $1.8 million, and a $95,000 gain was recognized on the unwinding of $40 million in repurchase agreements acquired from Highlands. These gains were partially offset by $1.1 million in losses associated with the scheduled sale of VPM, including the full impairment of VPM’s remaining goodwill of $818,000 and $250,000 from fixed asset disposals. The net gain on the sale of mortgage loans increased by $578,000, or 15.1%, due to improved loan pricing on the secondary market as well as increased volume, as VPM sold $137.8 million in the six months ended June 30, 2012 compared to $135.5 million in the six months ended June 30, 2011. Service charges and fees decreased $303,000 primarily due to a $506,000 decline in non-sufficient funds fees as less items were returned in 2012 compared to 2011 and lower debit card interchange $302,000 in lower debit card interchange, partially offset by a $672,000 increase in Warehouse Purchase Program fee income.

Non-interest Expense. Non-interest expense increased by $7.7 million, or 20.6%, to $44.8 million for the six months ended June 30, 2012, from $37.1 million for the six months ended June 30, 2011.

	Six Months Ended
	June 30,		Dollar Change	Percent
	2012	2011		Change(1)
	(Dollars in Thousands)
Non-interest expense
Salaries and employee benefits	$25,834	$23,396	$2,438	10.4%
Acquisition costs	3,885	—	3,885	N/M
Advertising	775	866	(91)	(10.5)
Occupancy and equipment	3,422	2,822	600	21.3
Outside professional services	1,174	1,357	(183)	(13.5)
Regulatory assessments	1,205	1,457	(252)	(17.3)
Data processing	2,862	2,198	664	30.2
Office operations	3,479	2,931	548	18.7
Other	2,139	2,102	37	1.8

	$44,775	$37,129	$7,646	20.6%

(1)	NM - Not meaningful

The increased non-interest expenses included Highlands-related acquisition costs of $3.9 million and $514,000 in severance costs related to the Highlands acquisition and the scheduled sale of VPM. Excluding these expenses, salaries and employee benefits increased $1.6 million due to the addition of Highlands employees as well as adding the three new VPB banking center locations that opened in 2011. Occupancy and equipment increased $600,000, of which $325,000 was due to the addition of Highland rent expenses. Data processing expenses increased $664,000, of which $286,000 related to the Highlands acquisition, as well as increased software renewal costs. $201,000 of the increased office operations expenses were also related to the Highlands operations. Regulatory assessments declined $252,000 due to the new FDIC fee structure, which uses assets less Tier One capital as an assessment base and resulted in a lower rate.

Management has committed to a cost savings plan associated with the Highlands acquisition. The cost savings plan, which is expected to be substantially complete by the end of the third quarter of 2012 once the Highlands data processing conversion has been completed, is intended to streamline operations across the combined organization. The cost savings plan encompasses systems integration, employee-related charges and transaction-related costs. The Company is on track to achieve the anticipated cost savings and to begin seeing the impacts of the fully integrated, combined organization.

Income Tax Expense. During the six months ended June 30, 2012, we recognized income tax expense of $7.2 million on our pre-tax income, which was an effective tax rate of 34.8%, compared to income tax expense of $5.3 million, which was an effective tax rate of 31.9%, for the six months ended June 30, 2011. The increase in the effective tax rate was primarily due to various immaterial adjustments to income tax expense recorded during the period.

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

The Liquidity Committee monitors liquidity positions and projections, and adds liquidity contingency planning to the process by focusing on possible scenarios that would stress liquidity beyond the Bank’s normal business liquidity needs. These scenarios may include stressing loan demand and borrowing ability while focusing on high probability-high impact, high probability-low impact, low probability-high impact, and low probability-low impact stressors.

Management recognizes that the events and their severity of liquidity stress leading up to and occurring during a liquidity stress event cannot be precisely defined or listed. Nevertheless, management believes that liquidity stress events can be categorized into sources and uses of liquidity, and levels of severity, with responses that apply to various situations.

In addition to the primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of June 30, 2012, the Company had an additional borrowing capacity of $254.4 million with the FHLB. Also, at June 30, 2012, the Company had $76.0 million in federal funds lines of credit available with other financial institutions. The Company may also use the discount window at the Federal Reserve Bank as a source of short-term funding. Federal Reserve Bank borrowing capacity varies based upon securities pledged to the discount window line. As of June 30, 2012, securities pledged had a collateral value of $163.8 million.

As of June 30, 2012, the Company had classified 52.1% of its securities portfolio as available for sale, providing an additional source of liquidity. Management believes that because active markets exist and our securities portfolio is of high quality, our available for sale securities are marketable. In addition, we have historically sold mortgage loans in the secondary market to create another source of liquidity and to manage interest rate risk. Participations in loans we originate, including portions of commercial real estate loans, are sold to create still another source of liquidity and to manage borrower concentration risk as well as interest rate risk.

Liquidity management is both a daily and long-term function of business management. Short term excess liquidity is generally placed in short-term investments, such as overnight deposits and federal funds sold. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. The Company’s primary source of funds consists of the net proceeds retained by the Company from our initial public offering in 2006 and our “second-step” offering in July 2010. We also have the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At June 30, 2012, the Company (on an unconsolidated basis) had liquid assets of $54.2 million.

The Company uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. The total approved loan commitments (including Warehouse Purchase Program commitments) and unused lines of credit outstanding amounted to $358.5 million and $104.7 million, respectively, compared to $337.8 million and $98.8 million, respectively, as of June 30, 2012 and December 31, 2011. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Company. Certificates of deposit scheduled to mature in one year or less at June 30, 2012 totaled $323.7 million with a weighted average rate of 0.82%.

During the six months ended June 30, 2012, cash and cash equivalents increased by $23.7 million, or 51.0%, to $70.0 million as of June 30, 2012, from $46.3 million as of December 31, 2011. Cash provided by investing activities of $127.3 million offset cash used by financing activities of $36.0 million and cash used in operating activities of $67.6 million. Primary sources of cash for the six months ended June 30, 2012 included proceeds from the sale of loans held for sale of $6.33 billion (primarily related to our Warehouse Purchase Program), maturities, prepayments and calls of available-for-sale securities of $353.7 million and proceeds from FHLB advances of $601.0 million. Primary uses of cash for the six months ended June 30, 2012, included loans originated or purchased for sale of $6.42 billion (primarily related to our Warehouse Purchase Program), purchases of available-for-sale securities of $316.1 million and repayments on FHLB advances of $472.3 million.

Please see Item 1A (Risk Factors) under Part 1 of the Company’s 2011 Form 10-K for information regarding liquidity risk.

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments

The following table presents our longer term, non-deposit related, contractual obligations and commitments to extend credit to our borrowers, in aggregate and by payment due dates (not including any interest amounts). In addition to the commitments below, the Company had overdraft protection available to its depositors in the amount of $72.5 million at June 30, 2012.

	June 30, 2012
	Less than One Year	One through Three Years	Four through Five Years	After Five Years	Total
	(Dollars in thousands)
Contractual obligations:
FHLB advances (gross of restructuring prepayment penalty of $3,707)	$675,921	$54,127	$122,069	$26,692	$878,809
Repurchase agreement	13,682	—	—	25,000	38,682
Operating leases (premises)	2,329	4,373	3,783	6,214	16,699

Total advances and operating leases	$691,932	$58,500	$125,852	$57,906	934,190

Off-balance sheet loan commitments: [1]
Unused commitments to extend credit	$291,838	—	—	—	291,838
Unused commitment on Warehouse Purchase Program loans	227,446	—	—	—	227,446
Standby letters of credit	6,691	—	—	—	6,691

Total loan commitments	$525,975	$—	$—	$—	$525,975

Total contractual obligations and loan commitments					$1,460,165

[1]	Loans having no stated maturity are reported in the “Less than One Year” category.

Capital Resources

The Bank and the Company are subject to minimum capital requirements imposed by the OCC and the FRB. Consistent with our goal to operate a sound and profitable organization, our policy is for the Bank and the Company to maintain “well-capitalized” status under the capital categories of the OCC and the FRB. Based on capital levels at June 30, 2012, and December 31, 2011, the Bank and the Company were considered to be well-capitalized.

At June 30, 2012, the Bank’s equity totaled $396.0 million. The Company’s equity totaled $505.6 million, or 13.7% of total assets, at June 30, 2012.

	Actual		Required for Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2012:
Total risk-based capital
the Company	$491,346	23.47%	$167,488	8.00%	$209,360	10.00%
the Bank	381,729	18.25	167,352	8.00	209,191	10.00
Tier 1 risk-based capital
the Company	472,116	22.55	83,744	4.00	125,616	6.00
the Bank	362,500	17.33	83,676	4.00	125,514	6.00
Tier 1 leverage
the Company	472,116	13.95	135,409	4.00	169,261	5.00
the Bank	362,500	10.74	135,024	4.00	168,781	5.00

As of December 31, 2011
Total risk-based capital
the Company	$421,185	25.46%	$132,336	8.00%	$165,421	10.00%
the Bank	336,694	20.36	132,279	8.00	165,349	10.00
Tier 1 risk-based capital
the Company	403,698	24.40	66,168	4.00	99,252	6.00
the Bank	319,207	19.31	66,140	4.00	99,209	6.00
Tier 1 leverage
the Company	403,698	12.58	128,398	4.00	160,498	5.00
the Bank	319,207	9.94	128,517	4.00	160,647	5.00

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

How We Measure Our Risk of Interest Rate Changes. As part of our attempt to manage our exposure to changes in market interest rates and comply with applicable regulations, we calculate and monitor our interest rate risk. In doing so, we analyze and manage assets and liabilities based on their interest rates, contractual cash flows, timing of maturities, prepayment potential, repricing opportunities, periodic and lifetime caps and floors, and sensitivity to actual or potential changes in market interest rates.

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

The Bank has adopted an asset and liability management policy. This policy sets the foundation for monitoring and managing the potential for adverse effects of material, prolonged increases or decreases in interest rates on our results of operations. The Board of Directors sets the asset and liability policy for the Bank, which is implemented by the Asset/Liability Management Committee.

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

The Committee meets on a bimonthly basis to, among other things, protect capital through earnings stability over the interest rate cycle; maintain our well-capitalized status; and provide a reasonable return on investment. The Committee recommends appropriate strategy changes based on this review. The Committee is responsible for reviewing and reporting the effects of policy implementation and strategies to the Board of Directors at least quarterly. In addition, three outside members of the Board of Directors are on the Asset/Liability Management Committee. Senior managers oversee the process on a daily basis.

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

As illustrated in the tables below, the Bank was within policy limits for all scenarios tested. The tables presented below, as of June 30, 2012, and December 31, 2011, are internal analyses of our interest rate risk as measured by changes in EVE and EAR for instantaneous, parallel, and sustained shifts for all market rates and yield curves, in 100 basis point increments, up 400 basis points and down 100 basis points.

As illustrated in the June 30, 2012, table below, our EVE would be positively impacted by a parallel, instantaneous, and sustained increase in market rates of 100, 200, 300 or 400 basis points. Such an increase in rates would positively impact EVE as a result of the duration of assets, including variable rate loans acquired in the Highlands transaction, being less than the duration of liabilities, primarily deposit accounts and FHLB borrowings. As illustrated in the June 30, 2012, table below, our EAR would be positively impacted by a parallel, instantaneous, and sustained increase in market rates of 200, 300, or 400 basis points. As market interest rates rise and variable loan rates move above their floors, the interest rate repricing of variable rate and maturing loans and securities increases net interest income.

Economic Value of Equity and Earnings at Risk

(Dollar amounts in thousands)

June 30, 2012	Economic Value of Equity				Earnings at Risk (12 months)
Change in Interest Rates in Basis Points	Estimated EVE	Estimated Increase / (Decrease) in EVE		EVE Ratio	Estimated Net Interest Income	Increase /(Decrease) in Estimated Net Interest Income
	$ Amount	$ Change	% Change		$ Amount	$ Change	% Change
400	489,032	17,598	3.73	14.03	118,076	12,141	11.46
300	498,297	26,862	5.70	14.02	112,440	6,505	6.14
200	501,592	30,157	6.40	13.86	106,682	746	0.70
100	494,265	22,830	4.84	13.44	102,738	(3,197)	(3.02)
0	471,434	—	—	12.66	105,935	—	—
(100)	444,332	(27,102)	(5.75)	11.79	107,272	1,337	1.26

December 31, 2011	Economic Value of Equity				Earnings at Risk (12 months)
Change in Interest Rates in Basis Points	Estimated EVE	Estimated Increase / (Decrease) in EVE		EVE Ratio	Estimated Net Interest Income	Increase / (Decrease) in Estimated Net Interest Income
	$ Amount	$ Change	% Change		$ Amount	$ Change	% Change
400	392,825	(17,571)	(4.28)	13.22	93,440	10,734	12.98
300	410,840	444	0.11	13.51	89,242	6,536	7.90
200	420,598	10,202	2.49	13.54	84,896	2,190	2.65
100	421,130	10,734	2.62	13.30	80,798	(1,908)	(2.31)
0	410,396	—	—	12.75	82,706	—	—
(100)	383,397	(26,999)	(6.58)	11.76	85,652	2,946	3.56

The Bank’s EVE was $471.4 million, or 12.66%, of the economic value of assets as of June 30, 2012, a $61.0 million increase from $410.4 million, or 12.75%, of the economic value of assets as of December 31, 2011. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $30.2 million increase in our EVE at June 30, 2012, compared to a $10.2 million increase at December 31, 2011, and would result in a 120 basis point increase in our EVE ratio to 13.86% at June 30, 2012, as compared to a 79 basis point increase to 13.54% at December 31, 2011. An immediate 100 basis point decrease in market interest rates would result in a $27.1 million decrease in our EVE at June 30, 2012, compared to a $27.0 million decrease at December 31, 2011, and would result in an 87 basis point decrease in our EVE ratio to 11.79% at June 30, 2012, as compared to a 99 basis point decrease in our EVE ratio to 11.76% at December 31, 2011.

The Bank’s EAR for the twelve months ending June 30, 2013 is measured at $105.9 million, compared to $82.7 million for the twelve months ending December 31, 2012. Based on the assumptions utilized, an immediate 200 basis point increase in market rates would result in an $746 thousand, or 0.70%, increase in net interest income for the twelve months ending June 30, 2013, compared to a $2.2 million, or 2.65%, increase for the twelve months ending December 31, 2012. An immediate 100 basis point decrease in market rates would result in a $1.3 million increase in net interest income for the twelve months ending June 30, 2013, compared to a $2.9 million increase for the twelve months ending December 31, 2012.

We have implemented a strategic plan to mitigate interest rate risk. This plan includes the ongoing review of our mix of fixed rate versus variable rate loans, investments, deposits, and borrowings. When available and appropriate, high quality adjustable rate assets are purchased or originated. These assets reduce our EVE sensitivity to upward interest rate shocks. On the liability side of the balance sheet, term borrowings are added as appropriate. These borrowings will be of a size and term so as to mitigate the impact of duration mismatches, reducing our sensitivity to upward interest rate shocks. These strategies are implemented as needed and as opportunities arise to mitigate interest rate risk without materially sacrificing earnings.

In managing our mix of assets and liabilities, while considering the relationship between long and short term interest rates, market conditions, and consumer preferences, we may place somewhat greater emphasis on maintaining or increasing the Bank’s net interest margin than on strictly matching the interest rate sensitivity of its assets and liabilities.

Management also believes that at times the increased net income which may result from a mismatch in the actual maturity, repricing, or duration of its asset and liability portfolios can provide sufficient returns to justify the increased exposure to sudden increases or decreases in interest rates which may result from such a mismatch. Management believes that the Bank’s approach to interest rate risk is acceptable under these circumstances.

In evaluating the Bank’s exposure to market interest rate movements, certain shortcomings inherent in the method of analysis presented in the foregoing table must be considered. For example, although certain assets and liabilities may have similar maturities or repricing characteristics, their interest rate drivers may react in different degrees to changes in market interest rates (basis risk). Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag changes in market interest rates. Additionally, certain assets, such as adjustable rate mortgages, have features which restrict changes in interest rates over the life of the asset (time to initial interest rate reset; interest rate reset frequency; initial, periodic, and lifetime caps and floors). Further, in the event of a significant change in market interest rates, loan and securities prepayment levels, time deposit early withdrawal levels, and the duration of non-maturity deposits may deviate significantly from those assumed in the table above. Assets with prepayment options and liabilities with early withdrawal options are being monitored. Current market rates and historical customer behavior are being considered in the management of interest rate risk. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. The Bank considers all of these factors in monitoring its exposure to interest rate risk. Of note, the current historically low interest rate environment has resulted in a degree of asymmetrical interest rate risk. The interest rates on certain repricing assets and liabilities cannot be fully shocked downward.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2012. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company’s internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its common stock during the three months ended June 30, 2012.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and between the Registrant and Highlands Bancshares, Inc. (incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 9, 2011 (File No. 001-34737))

3.1	Charter of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-165509))

3.2	Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-165509))

4.0	Certificate of Registrant’s Common Stock (incorporated herein by reference to Exhibit 4.0 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-165509))

10.1	Form of Severance Agreement between ViewPoint Bank and the following executive officers: Pathie E. McKee, James C. Parks and Mark L. Williamson (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 17, 2011 (File No. 001-34737))

10.2	Summary of Director Board Fee Arrangements (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007 (File No. 001-32992))

10.3	ViewPoint Bank Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 0-24566-01))

10.4	Amended and Restated ViewPoint Bank Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 0-24566-01))

10.5	Executive Officer Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 26, 2011 (File No. 001-34737))

10.6	Resignation, Consulting, Noncompetition, Non-solicitation and Confidentiality Agreement and Release between the Registrant and Garold R. Base (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2012 (File No. 001-34737))

10.7	Employment Agreement between the Registrant and ViewPoint Bank, N.A. and Kevin Hanigan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4 filed with the SEC on January 17, 2012 (File No. 333-179037))

10.8	Form of General Release between the Registrant and Mark E. Hord (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2012 (File No. 001-34737))

11	Statement regarding computation of per share earnings (See Note 2 of the Condensed Notes to Unaudited Consolidated Interim Financial Statements included in this Form 10-Q).

31.1	Rule 13a – 14(a)/15d – 14(a) Certification (Chief Executive Officer)

31.2	Rule 13a – 14(a)/15d – 14(a) Certification (Chief Financial Officer)

32	Section 1350 Certifications

101*	Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Condensed Notes to Unaudited Consolidated Interim Financial Statements.*

*	As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ViewPoint Financial Group, Inc.

(Registrant)

Date: July 24, 2012	/s/ Kevin J. Hanigan
Kevin J. Hanigan
President and Chief Executive Officer
(Duly Authorized Officer)

Date: July 24, 2012	/s/ Pathie E. McKee
Pathie E. McKee
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits:

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.0	Section 1350 Certifications

101*	Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Condensed Notes to Unaudited Consolidated Interim Financial Statements.*

*	As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.