Form 10-Q
period 2012-09-30
ViewPoint Financial Group Inc.
filed 2012-10-30
CIK 1487052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Class: Common Stock                             Shares Outstanding as of October 26, 2012: 39,579,667

VIEWPOINT FINANCIAL GROUP, INC.

FORM 10-Q

September 30, 2012

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

VIEWPOINT FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share data)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Cash and due from financial institutions	$24,429	$16,661
Short-term interest-bearing deposits in other financial institutions	36,301	29,687

Total cash and cash equivalents	60,730	46,348
Securities available for sale, at fair value	316,780	433,745
Securities held to maturity (fair value: September 30, 2012 – $414,599, December 31, 2011 – $518,142)	396,437	500,488
Loans held for sale (includes $0 and $16,607 carried at fair value at September 30, 2012, and December 31, 2011)	1,014,445	834,352
Loans held for investment (net of allowance for loan losses of $19,835 at September 30, 2012 and $17,487 at December 31, 2011)	1,631,920	1,211,057
FHLB and Federal Reserve Bank stock, at cost	43,383	37,590
Bank-owned life insurance	34,701	29,007
Foreclosed assets, net	3,850	2,293
Premises and equipment, net	53,348	50,261
Goodwill	29,650	818
Accrued interest receivable	10,064	8,982
Prepaid FDIC assessment	5,256	4,967
Other assets	35,469	20,670

Total assets	$3,636,033	$3,180,578

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand	$349,880	$211,670
Interest-bearing demand	471,672	498,253
Savings and money market	897,515	759,576
Time	473,834	493,992

Total deposits	2,192,901	1,963,491
FHLB advances (net of prepayment penalty of $3,450 at September 30, 2012 and $4,222 at December 31, 2011)	852,168	746,398
Repurchase agreements	25,000	25,000
Accrued interest payable	1,230	1,220
Other liabilities	48,381	38,160

Total liabilities	3,119,680	2,774,269
Commitments and contingent liabilities	—	—

Shareholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized;
0 shares issued – September 30, 2012 and December 31, 2011	—	—
Common stock, $.01 par value; 90,000,000 shares authorized;
39,579,667 shares issued and outstanding – September 30, 2012 and 33,700,399 shares issued and outstanding – December 31, 2011	396	337
Additional paid-in capital	369,904	279,473
Retained earnings	161,887	144,535
Accumulated other comprehensive income, net	2,449	1,347
Unearned Employee Stock Ownership Plan (ESOP) shares; 1,964,088 shares at September 30, 2012 and 2,102,234 shares at December 31, 2011	(18,283)	(19,383)

Total shareholders’ equity	516,353	406,309

Total liabilities and shareholders’ equity	$3,636,033	$3,180,578

See accompanying notes to consolidated financial statements.

VIEWPOINT FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Interest and dividend income
Loans, including fees	$32,739	$21,838	$87,349	$63,132
Taxable securities	3,616	6,633	12,259	20,140
Nontaxable securities	473	473	1,419	1,419
Interest-bearing deposits in other financial institutions	29	44	86	144
FHLB and Federal Reserve Bank stock	151	18	398	52

	37,008	29,006	101,511	84,887

Interest expense
Deposits	2,656	5,702	9,132	18,045
FHLB advances	2,515	2,467	7,384	7,360
Repurchase agreements	217	206	671	611
Other borrowings	1	152	29	450

	5,389	8,527	17,216	26,466

Net interest income	31,619	20,479	84,295	58,421
Provision for loan losses	814	581	3,156	2,741

Net interest income after provision for loan losses	30,805	19,898	81,139	55,680

Non-interest income
Service charges and fees	4,885	4,659	13,950	14,027
Other charges and fees	144	144	437	544
Net gain on sale of mortgage loans	1,030	1,710	5,436	5,538
Bank-owned life insurance income	210	118	484	403
Gain on sale of available for sale securities	898	—	1,014	3,415
Gain (loss) on sale and disposition of assets	187	(533)	50	(749)
Impairment of goodwill	—	—	(818)	(271)
Other	465	109	2,509	1,403

	7,819	6,207	23,062	24,310

Non-interest expense
Salaries and employee benefits	12,685	11,751	38,519	35,147
Acquisition costs	242	—	4,127	—
Advertising	379	351	1,154	1,217
Occupancy and equipment	2,009	1,511	5,431	4,333
Outside professional services	578	769	1,752	2,126
Regulatory assessments	668	409	1,873	1,866
Data processing	1,530	1,168	4,392	3,366
Office operations	1,834	1,521	5,313	4,452
Other	1,285	1,087	3,424	3,189

	21,210	18,567	65,985	55,696

Income before income tax expense	17,414	7,538	38,216	24,294
Income tax expense	6,098	2,395	13,336	7,740

Net income	$11,316	$5,143	$24,880	$16,554

Earnings per share:
Basic	$0.30	$0.16	$0.70	$0.51

Diluted	$0.30	$0.16	$0.70	$0.51

See accompanying notes to consolidated financial statements.

VIEWPOINT FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollar amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$11,316	$5,143	$24,880	$16,554

Change in unrealized gains on securities available for sale	1,330	2,982	2,727	6,977
Reclassification of amount realized through sale of securities	(898)	—	(1,014)	(3,415)
Tax effect	(154)	(1,063)	(611)	(1,270)

Other comprehensive income, net of tax	278	1,919	1,102	2,292

Comprehensive income	$11,594	$7,062	$25,982	$18,846

See accompanying notes to consolidated financial statements

VIEWPOINT FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

					Accumulated
		Additional	Unearned		Other	Total
	Common	Paid-In	ESOP	Retained	Comprehensive	Shareholders’
	Stock	Capital	Shares	Earnings	Income	Equity
For the nine months ended September 30, 2011
Balance at January 1, 2011	$349	$289,591	$(20,849)	$125,125	$2,373	$396,589
ESOP shares earned, 138,146 shares	—	652	1,100	—	—	1,752
Share-based compensation expense	—	1,399	—	—	—	1,399
Dividends declared ($0.15 per share)	—	—	—	(5,225)	—	(5,225)
Share repurchase, 577,000 shares	(7)	(6,668)				(6,675)
Net income	—	—	—	16,554	—	16,554
Other comprehensive income	—	—	—	—	2,292	2,292

Balance at September 30, 2011	$342	$284,974	$(19,749)	$136,454	$4,665	$406,686

For the nine months ended September 30, 2012
Balance at January 1, 2012	$337	$279,473	$(19,383)	$144,535	$1,347	$406,309
ESOP shares earned, 138,146 shares	—	1,118	1,100	—	—	2,218
Share-based compensation expense	—	1,295	—	—	—	1,295
Net issuance of common stock under employee stock plans (366,207 shares)	4	1,959	—	—	—	1,963
Dividends declared ($0.20 per share)	—	—	—	(7,528)	—	(7,528)
Acquisition of Highlands Bancshares, Inc.	55	86,059	—	—	—	86,114
Net income	—	—	—	24,880	—	24,880
Other comprehensive income	—	—	—	—	1,102	1,102

Balance at September 30, 2012	$396	$369,904	$(18,283)	$161,887	$2,449	$516,353

See accompanying notes to consolidated financial statements.

VIEWPOINT FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollar amounts in thousands)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities
Net income	$24,880	$16,554
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	3,156	2,741
Depreciation and amortization	2,858	2,625
Deferred tax expense (benefit)	3,554	(189)
Premium amortization and accretion of securities, net	4,441	3,406
Accretion of loan purchase discount	(2,680)	—
Gain on sale of available for sale securities	(1,014)	(3,415)
ESOP compensation expense	2,218	1,752
Share-based compensation	1,295	1,399
Net gain on loans held for sale	(5,436)	(5,538)
Loans originated or purchased for sale	(8,438,015)	(5,471,076)
Proceeds from sale of loans held for sale	8,263,358	5,277,395
FHLB stock dividends	(84)	(52)
Bank-owned life insurance (BOLI) income	(484)	(403)
Loss (gain) on sale and disposition of assets	(50)	609
Impairment of goodwill	818	271
Net change in deferred loan fees	400	(623)
Net change in accrued interest receivable	629	1,089
Net change in other assets	(2,659)	1,957
Net change in other liabilities	6,503	15,297

Net cash used in operating activities	(136,312)	(156,201)
Cash flows from investing activities
Available-for-sale securities:
Maturities, prepayments and calls	486,485	103,124
Purchases	(416,139)	(129,232)
Proceeds from sale of AFS securities	133,595	93,008
Held-to-maturity securities:
Maturities, prepayments and calls	101,696	75,642
Purchases	—	(184,137)
Net change in loans held for investment	(141,612)	(60,707)
Purchase of FHLB and Federal Reserve Bank stock	(3,240)	(8,589)
Cash and cash equivalents acquired in acquisition of Highlands Bancshares, Inc.	98,469	—
Purchases of premises and equipment	(1,464)	(2,623)
Proceeds from sale of assets	3,965	506

Net cash provided by (used in) investing activities	261,755	(113,008)
Cash flows from financing activities
Net change in deposits	(149,054)	56,077
Proceeds from FHLB advances	590,000	422,000
Repayments on FHLB advances	(484,230)	(211,458)
Share repurchase	—	(6,675)
Repayments of borrowings	(62,212)	—
Payment of dividends	(7,528)	(5,225)
Proceeds from stock option exercises	1,963	—

Net cash provided by (used in) financing activities	(111,061)	254,719

Net change in cash and cash equivalents	14,382	(14,490)
Beginning cash and cash equivalents	46,348	68,650

Ending cash and cash equivalents	$60,730	$54,160

Supplemental cash flow information:
Interest paid	$17,206	$26,501
Income taxes paid	$15,390	$8,480
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$3,254	$1,077
Net noncash liabilities assumed in stock acquisition of Highlands Bancshares, Inc.	$12,355	$—

See accompanying notes to consolidated financial statements.

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying consolidated financial statements of ViewPoint Financial Group, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal and recurring adjustments which are considered necessary to fairly present the results for the interim periods presented have been included. Certain items in prior periods were reclassified to conform to the current presentation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in ViewPoint Financial Group, Inc.’s 2011 Annual Report on Form 10-K (“2011 Form 10-K”). Interim results are not necessarily indicative of results for a full year.

In preparing the financial statements, management is required to make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Company in preparation of its consolidated financial statements refer to the 2011 Form 10-K.

The accompanying Unaudited Consolidated Interim Financial Statements include the accounts of ViewPoint Financial Group, Inc., whose business primarily consists of the operations of its wholly owned subsidiary, ViewPoint Bank, National Association (the “Bank”). Prior to its sale during the third quarter of 2012, the Bank’s operations included its wholly owned subsidiary, ViewPoint Bankers Mortgage, Inc., doing business as ViewPoint Mortgage (“VPM”). All significant intercompany transactions and balances are eliminated in consolidation.

NOTE 2 – EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unvested restricted stock awards. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock awards and options) were exercised or converted to common stock, or resulted in the issuance of common stock that then shared in the Company’s earnings. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unexercised stock options and unvested restricted stock awards. The dilutive effect of the unexercised stock options and unvested restricted stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. Unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method described in Accounting Standards Codification (“ASC”) 260-10-45-60B. A reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation for the three and nine months ended September 30, 2012 and 2011 is as follows:

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

NOTE 2 – EARNINGS PER COMMON SHARE (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic earnings per share:
Numerator:
Net income	$11,316	$5,143	$24,880	$16,554
Distributed and undistributed earnings to participating securities	(36)	(17)	(58)	(83)

Income available to common shareholders	$11,280	$5,126	$24,822	$16,471

Denominator:
Weighted average common shares outstanding	39,475,872	34,757,882	37,471,305	34,811,989
Less: Average unallocated ESOP shares	(1,994,454)	(2,178,647)	(2,040,220)	(2,224,243)
Average unvested restricted stock awards	(118,883)	(110,595)	(82,174)	(164,825)

Average shares for basic earnings per share	37,362,535	32,468,640	35,348,911	32,422,921

Basic earnings per common share	$0.30	$0.16	$0.70	$0.51

Diluted earnings per share:
Numerator:
Income available to common shareholders	$11,280	$5,126	$24,822	$16,471

Denominator:
Average shares for basic earnings per share	37,362,535	32,468,640	35,348,911	32,422,921
Dilutive effect of share-based awards	103,496	28,643	126,685	56,171

Average shares for diluted earnings per share	37,466,031	32,497,283	35,475,596	32,479,092

Diluted earnings per common share	$0.30	$0.16	$0.70	$0.51

Anti-dilutive share-based awards excluded from calculation	307,700	380,713	303,693	392,733

NOTE 3 – ACQUISITION

On April 2, 2012, the Company completed its acquisition of Highlands Bancshares, Inc. (“Highlands”), parent company of The First National Bank of Jacksboro, which operated in Dallas under the name Highlands Bank. This was a strategic, in-market acquisition to provide growth opportunities in North Texas. As part of the acquisition, Highlands President and CEO Kevin Hanigan joined the Company and the Bank as president and chief executive officer. He also was appointed to the Company’s and the Bank’s Board of Directors, along with Highlands’ board member Bruce Hunt.

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

The assets acquired and liabilities assumed were recorded on the consolidated balance sheet at estimated fair value on the acquisition date. The allocation of the purchase price is still preliminary due to the short duration since the acquisition date and will be finalized upon completion of the analysis of the fair value of Highlands’ assets and liabilities assumed. The Company will finalize these amounts recognized as we obtain the information necessary to complete the analysis. We expect to finalize these amounts as soon as possible but not later than the end of 2012. The acquisition was not considered to be a significant business combination. The following table presents the amounts recorded on the consolidated balance sheet on the acquisition date, showing the estimated fair value as reported at June 30, 2012 and the revised estimated fair value at September 30, 2012.

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

NOTE 3 – ACQUISITION (Continued)

	Initial Estimate	Adjustments (1)	Revised Estimate
Fair value of total consideration paid:
Common stock issued (5,513,061 shares)	$86,114	$—	$86,114

Fair value of identifiable assets acquired:
Cash and cash equivalents	98,469	—	98,469
Securities	86,335	—	86,335
Loans	284,068	(687)	283,381
Premises and equipment	4,916	—	4,916
Core deposit intangible	1,745	—	1,745
Other assets	25,591	240	25,831

Total identifiable assets acquired	501,124	(447)	500,677
Fair value of liabilities assumed:
Deposits	378,464	—	378,464
Borrowings	62,632	—	62,632
Other liabilities	3,117	—	3,117

Total liabilities assumed	444,213	—	444,213

Fair value of net identifiable assets acquired	56,911	(447)	56,464

Goodwill resulting from acquisition	$29,203	$447	$29,650

(1)	Adjustments represent revisions to the fair value of four loans that were not deemed credit-impaired at acquisition date due to additional information obtained in the third quarter of 2012

Initial goodwill of $29,650 was recorded after adjusting for the fair value of net identifiable assets acquired. The goodwill resulting from the acquisition represents the inherent long-term value expected from the business opportunities created from acquiring Highlands. None of the goodwill recognized will be deductible for income tax purposes. The core deposit intangible is being amortized on an accelerated basis over the estimated life, currently expected to be seven years.

In connection with the acquisition of Highlands, the Company acquired loans both with and without evidence of credit deterioration since origination. The acquired loans were initially recorded at fair value with no carryover of any allowance for loan losses. Loans acquired with evidence of credit quality deterioration at acquisition for which it was probable the Company would not be able to collect all contractual amounts due were accounted for as purchased credit-impaired (“PCI”). The Company individually reviewed the acquired PCI loans and the portfolio was accounted for at estimated fair value on the acquisition date as follows:

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

The carrying amount of acquired PCI loans included in the consolidated balance sheet and the related outstanding balance at September 30, 2012, was as follows.

September 30, 2012
Acquired PCI loans:
Carrying amount, net of allowance of $75	$13,939
Outstanding contractual balance	17,928

The outstanding contractual balance represents the total amount owed as of September 30, 2012, including accrued but unpaid interest and any amounts previously charged-off.

Changes in the accretable yield for acquired PCI loans for the three and nine months ended September 30, 2012 were as follows:

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2012	2012
Balance at beginning of period	$9,595	$—
Additions	—	9,322
Reclassifications to/from nonaccretable	(330)	441
Disposals	(1,073)	(1,108)
Accretion	(542)	(1,005)

Balance at September 30, 2012	$7,650	$7,650

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

NOTE 3 – ACQUISITION (Continued)

Information regarding acquired loans not deemed credit-impaired at acquisition date was as follows:

Nonimpaired loans
Contractually required principal and interest	$306,941
Contractual cash flows not expected to be collected	$7,216
Fair value at acquisition	$268,661

For acquired loans not deemed credit-impaired at acquisition, the differences between the initial fair value and the unpaid principal balance are recognized as interest income on a level-yield basis over the lives of the related loans. Subsequent to the acquisition date, methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans; however, a provision for loan losses will be recorded only to the extent the required allowance exceeds any remaining credit discounts. The following table summarizes changes in the purchase discount for acquired loans not deemed credit-impaired at acquisition for the three and nine months ended September 30, 2012:

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2012	2012
Balance at beginning of period	$6,724	$—
Additions	—	8,413
Disposals	—	(771)
Accretion	(757)	(1,675)

Balance at September 30, 2012	$5,967	$5,967

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

NOTE 4 – SECURITIES

The fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss), net of tax, were as follows:

September 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency residential mortgage-backed securities	$177,155	$2,815	$42	$179,928
Agency residential collateralized mortgage obligations	132,293	1,127	207	133,213
SBA pools	3,526	113	—	3,639

Total securities	$312,974	$4,055	$249	$316,780

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency residential mortgage-backed securities	$133,907	$1,125	$179	$134,853
Agency residential collateralized mortgage obligations	293,584	1,676	590	294,670
SBA pools	4,161	61	—	4,222

Total securities	$431,652	$2,862	$769	$433,745

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

September 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency residential mortgage-backed securities	$127,672	$7,684	$—	$135,356
Agency commercial mortgage-backed securities	9,282	1,309	—	10,591
Agency residential collateralized mortgage obligations	209,022	4,074	290	212,806
Municipal bonds	50,461	5,385	—	55,846

Total securities	$396,437	$18,452	$290	$414,599

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency residential mortgage-backed securities	$171,103	$7,501	$23	$178,581
Agency commercial mortgage-backed securities	9,396	742	—	10,138
Agency residential collateralized mortgage obligations	269,516	4,712	218	274,010
Municipal bonds	50,473	4,940	—	55,413

Total securities	$500,488	$17,895	$241	$518,142

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

NOTE 4 – SECURITIES (Continued)

The carrying amount and fair value of held to maturity debt securities and the fair value of available-for-sale debt securities at September 30, 2012, by contractual maturity were as follows. Securities with contractual payments not due at a single maturity date, including mortgage-backed securities and collateralized mortgage obligations, are shown separately.

	Held to maturity		Available for sale
	Carrying Amount	Fair Value	Fair Value
Due less than one year	$1,456	$1,490	$—
Due from one to five years	4,649	5,124	—
Due from five to ten years	14,034	15,597	3,639
Due after ten years	30,322	33,635	—
Agency residential mortgage-backed securities	127,672	135,356	179,928
Agency commercial mortgage-backed securities	9,282	10,591	—
Agency residential collateralized mortgage obligations	209,022	212,806	133,213

Total	$396,437	$414,599	$316,780

Sales activity during the three and nine months ended September 30, 2012 and 2011 is summarized below. The specific identification method was used to determine cost in order to compute the realized gains.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Proceeds from sales activity	$118,430	$—	$133,595	$93,008
Gross gains from sales activity	1,026	—	1,142	3,415
Gross losses from sales activity	(128)	—	(128)	—

Information regarding pledged securities is summarized below.

	September 30, 2012	December 31, 2011
Public fund certificates	$145,788	$236,933
Repurchase agreements	25,000	25,000

Carrying value of securities pledged on above funds	188,647	300,820

Securities with unrealized losses at September 30, 2012, and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

NOTE 4 – SECURITIES (Continued)

AFS	Less than 12 Months			12 Months or More			Total
	Unrealized			Unrealized			Unrealized
September 30, 2012	Fair Value	Loss	Number	Fair Value	Loss	Number	Fair Value	Loss	Number
Agency residential mortgage-backed securities	$14,528	$42	2	$—	$—	—	$14,528	$42	2
Agency residential collateralized mortgage obligations	8,694	95	1	14,088	112	5	22,782	207	6

Total temporarily impaired	$23,222	$137	3	$14,088	$112	5	$37,310	$249	8

HTM	Less than 12 Months			12 Months or More			Total
	Unrealized			Unrealized			Unrealized
September 30, 2012	Fair Value	Loss	Number	Fair Value	Loss	Number	Fair Value	Loss	Number
Agency residential mortgage-backed securities	$—	$—	—	$—	$—	—	$—	$—	—
Agency residential collateralized mortgage obligations	26,476	189	7	3,658	101	2	30,134	290	9

Total temporarily impaired	$26,476	$189	7	$3,658	$101	2	$30,134	$290	9

AFS	Less than 12 Months			12 Months or More			Total
		Unrealized			Unrealized			Unrealized
December 31, 2011	Fair Value	Loss	Number	Fair Value	Loss	Number	Fair Value	Loss	Number
Agency residential mortgage-backed securities	$11,745	$24	4	$30,248	$155	5	$41,993	$179	9
Agency residential collateralized mortgage obligations	49,318	393	9	29,635	197	12	78,953	590	21

Total temporarily impaired	$61,063	$417	13	$59,883	$352	17	$120,946	$769	30

HTM	Less than 12 Months			12 Months or More			Total
		Unrealized			Unrealized			Unrealized
December 31, 2011	Fair Value	Loss	Number	Fair Value	Loss	Number	Fair Value	Loss	Number
Agency residential mortgage-backed securities	$5,897	$23	1	$—	$—	—	$5,897	$23	1
Agency residential collateralized mortgage obligations	27,390	66	6	3,788	152	1	31,178	218	7

Total temporarily impaired	$33,287	$89	7	$3,788	$152	1	$37,075	$241	8

The unrealized losses at September 30, 2012, and December 31, 2011, were substantially due to changes in market interest rates since the date of purchase that adversely affected the market values of those securities. The unrealized losses were not due to credit impairment. The Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity.

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

NOTE 5 – LOANS

Loans consist of the following:

	September 30, 2012	December 31, 2011
Real estate loans:
One- to four-family	$400,951	$379,944
Commercial	794,619	585,328
Home equity/home improvement	141,152	140,966

Total real estate loans	1,336,722	1,106,238
Consumer loans:
Automobile	39,271	33,027
Other consumer	23,319	18,143

Total consumer loans	62,590	51,170
Commercial and industrial loans:
Warehouse lines of credit	25,936	16,141
Commercial	226,391	54,479

Total commercial and industrial loans	252,327	70,620
Gross loans	1,651,639	1,228,028
Deferred loan origination fees, net	116	516
Allowance for loan losses	(19,835)	(17,487)

Net loans held for investment	$1,631,920	$1,211,057

Mortgage loans held for sale	$1,014,445	$834,352

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

NOTE 5 – LOANS (Continued)

Activity in the allowance for loan losses for the three and nine months ended September 30, 2012 and 2011, segregated by portfolio segment and evaluated for impairment, was as follows. Allowance for loan losses for construction loans have been included in the one- to four-family and commercial real estate line items, as appropriate.

Three Months Ended September 30, 2012	One-to Four- Family	Home Equity/Home Improvement	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance—July 1, 2012	$3,076	$1,186	$11,918	$2,367	$682	$19,229
Charge-offs	(26)	(79)	(2)	(16)	(289)	(412)
Recoveries	11	—	—	47	146	204
Provision expense (benefit)	(633)	195	520	636	96	814

Ending balance—September 30, 2012	$2,428	$1,302	$12,436	$3,034	$635	$19,835

Nine Months Ended September 30, 2012	One-to Four- Family	Home Equity/Home Improvement	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance—January 1, 2012	$3,027	$1,043	$10,621	$2,090	$706	$17,487
Charge-offs	(172)	(143)	(2)	(253)	(696)	(1,266)
Recoveries	23	1	—	82	352	458
Provision expense (benefit)	(450)	401	1,817	1,115	273	3,156

Ending balance—September 30, 2012	$2,428	$1,302	$12,436	$3,034	$635	$19,835

Ending balance:
Individually evaluated for impairment	$804	$344	$2,663	$222	$16	$4,049
Collectively evaluated for impairment	1,624	958	9,773	2,812	619	15,786
Loans:
Individually evaluated for impairment	5,824	1,625	19,659	4,810	339	32,257
Collectively evaluated for impairment	394,106	139,281	765,482	244,520	61,979	1,605,368
PCI Loans	1,021	246	9,478	2,997	272	14,014

Ending balance	$400,951	$141,152	$794,619	$252,327	$62,590	$1,651,639

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

NOTE 5 – LOANS (Continued)

Three Months Ended September 30, 2011	One-to Four- Family	Home Equity/Home Improvement	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance—July 1, 2011	$3,023	$873	$9,559	$1,897	$807	$16,159
Charge-offs	—	(23)	—	(128)	(163)	(314)
Recoveries	4	14	2	3	86	109
Provision expense (benefit)	(51)	180	320	109	23	581

Ending balance—September 30, 2011	$2,976	$1,044	$9,881	$1,881	$753	$16,535

Nine Months Ended September 30, 2011	One-to Four- Family	Home Equity/Home Improvement	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance—January 1, 2011	$3,307	$936	$7,949	$1,652	$1,003	$14,847
Charge-offs	(74)	(161)	(15)	(470)	(694)	(1,414)
Recoveries	27	14	29	20	271	361
Provision expense (benefit)	(284)	255	1,918	679	173	2,741

Ending balance—September 30, 2011	$2,976	$1,044	$9,881	$1,881	$753	$16,535

Ending balance:
Individually evaluated for impairment	$755	$304	$1,731	$25	$3	$2,818
Collectively evaluated for impairment	2,221	740	8,150	1,856	750	13,717
Loans:
Individually evaluated for impairment	5,176	1,330	13,629	445	47	20,627
Collectively evaluated for impairment	377,643	139,615	533,285	43,569	50,872	1,144,984

Ending balance	$382,819	$140,945	$546,914	$44,014	$50,919	$1,165,611

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

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

NOTE 5 – LOANS (Continued)

Impaired loans at September 30, 2012, and December 31, 2011, were as follows: (1)

	September 30, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate loans:
One- to four- family	$2,999	$3,035	$—	$1,664	$1,664	$—
Home equity/home improvement	724	732	—	844	844	—
Commercial	3,409	3,413	—	2,860	2,860	—

Total real estate loans	7,132	7,180	—	5,368	5,368	—

Consumer loans:
Automobile	87	91	—	—	—	—
Other consumer	78	79	—	—	—	—

Total consumer loans	165	170	—	—	—	—

Commercial and industrial	4,553	6,489	—	55	55	—

Impaired loans with no related allowance recorded	11,850	13,839	—	5,423	5,423	—

With an allowance recorded:
Real estate loans:
One- to four- family	2,826	2,917	800	3,812	3,812	750
Home equity/home improvement	900	914	340	489	489	290
Commercial	16,250	16,754	2,647	16,076	16,076	2,358

Total real estate loans	19,976	20,585	3,787	20,377	20,377	3,398

Consumer loans:
Automobile	62	63	3	111	111	7
Other consumer	112	112	11	57	57	6

Total consumer loans	174	175	14	168	168	13

Commercial and industrial	257	264	173	401	401	87

Impaired loans with allowance recorded	20,407	21,024	3,974	20,946	20,946	3,498

Total:
Residential real estate	7,449	7,598	1,140	6,809	6,809	1,040
Commercial real estate	19,659	20,167	2,647	18,936	18,936	2,358
Consumer	339	345	14	168	168	13
Commercial and industrial	4,810	6,753	173	456	456	87

	$32,257	$34,863	$3,974	$26,369	$26,369	$3,498

(1) Loans reported do not include PCI loans.

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

NOTE 5 – LOANS (Continued)

Income on impaired loans at September 30, 2012, and 2011 was as follows:

	September 30, 2012
	Current Quarter Average Recorded Investment	Year-to-Date Average Recorded Investment	Current Quarter Interest Income Recognized	Year-to-Date Interest Income Recognized
With no related allowance recorded:
Real estate loans:
One- to four- family	$2,540	$2,149	$8	$30
Home equity/home improvement	567	562	2	6
Commercial	3,328	3,211	42	137

Total real estate loans	6,435	5,922	52	173

Consumer loans:
Automobile	100	33	—	—
Other consumer	60	20	—	—

Total consumer loans	160	53	—	—

Commercial and industrial	2,195	766	4	5

Impaired loans with no related allowance recorded	8,790	6,741	56	178

With an allowance recorded:
Real estate loans:
One- to four- family	2,815	3,028	—	5
Home equity/home improvement	904	741	—	—
Commercial	16,295	16,031	—	—

Total real estate loans	20,014	19,800	—	5

Consumer loans:
Automobile	69	83	—	—
Other consumer	74	61	—	—

Total consumer loans	143	144	—	—

Commercial and industrial	856	554	—	—

Impaired loans with allowance recorded	21,013	20,498	—	5

Total:
Residential real estate	6,826	6,480	10	41
Commercial real estate	19,623	19,242	42	137
Consumer	303	197	—	—
Commercial and industrial	3,051	1,320	4	5

	$29,803	$27,239	$56	$183

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

NOTE 5 – LOANS (Continued)

		September 30, 2011
	Current		Current
	Quarter	Year-to-Date	Quarter	Year-to-Date
	Average	Average	Interest	Interest
	Recorded	Recorded	Income	Income
	Investment	Investment	Recognized	Recognized
With no related allowance recorded:
Real estate loans:
One- to four- family	$1,880	$1,867	$21	$50
Home equity/home improvement	1,085	974	5	19
Commercial	1,052	865	15	41

Impaired loans with no related allowance recorded	4,017	3,706	41	110

With an allowance recorded:
Real estate loans:
One- to four- family	3,697	3,215	19	43
Home equity/home improvement	295	291	—	2
Commercial	10,775	10,401	111	327

Total real estate loans	14,767	13,907	130	372

Consumer loans:
Automobile	137	154	—	—
Other consumer	12	45	—	—

Total consumer loans	149	199	—	—

Commercial and industrial	421	371	4	9

Impaired loans with allowance recorded	15,337	14,477	134	381

Total:
Residential real estate	6,957	6,347	45	114
Commercial real estate	11,827	11,266	126	368
Consumer	149	199	—	—
Commercial and industrial	421	371	4	9

	$19,354	$18,183	$175	$491

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

Loans past due over 90 days that were still accruing interest totaled $642 at September 30, 2012, and there were no loans over 90 days still accruing interest at December 31, 2011. These loans consisted entirely of acquired loans. No construction loans were non-performing at September 30, 2012, or December 31, 2011. At September 30, 2012, there were no PCI loans that were considered non-performing loans, while $5,074 of purchased performing loans were considered non-performing at September 30, 2012, including $3,267 of commercial lines of credit that did not qualify for PCI accounting due to their revolving nature. Non-performing (nonaccrual) loans were as follows:

	September 30, 2012	December 31, 2011
Real Estate loans:
One- to four-family	$5,142	$5,340
Commercial	16,572	16,076
Home equity/home improvement	1,519	1,226

Total real estate loans	23,233	22,642

Consumer Loans	251	26

Commercial and industrial	4,597	430

Total	$28,081	$23,098

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

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

NOTE 5 – LOANS (Continued)

The outstanding balances of TDR’s are shown below:

	September 30,	December 31,
	2012	2011
TDR’s
Nonaccrual TDR’s	$10,985	$10,420
Performing TDR’s (1)	4,176	3,271

Total	$15,161	$13,691

Specific reserves on TDR’s	$2,555	$2,115
Outstanding commitments to lend additional funds to borrowers with TDR loans	$—	$—

(1)	Performing TDR loans are loans that have been performing under the restructured terms for at least six months and the Company is accruing interest on these loans.

All TDRs are individually analyzed for impairment. Loss estimates include the negative difference, if any, between the current fair value of the collateral or the estimated discounted cash flows and the loan amount due. The following tables provide information on loans modified as a TDR during the three and nine months ended September 30, 2012. These tables do not reflect the end of period recorded investment.

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of Contracts	Recorded Investment	Recorded Investment	Number of Contracts	Recorded Investment	Recorded Investment
Real estate loans:
One- to four- family	7	$844	$855	13	$1,665	$1,747
Home equity/home improvement	5	301	301	5	301	301

Total real estate loans	12	1,145	1,156	18	1,966	2,048

Consumer	6	34	34	6	34	34

Commercial and industrial	—	—	—	3	83	83

Total	18	$1,179	$1,190	27	$2,083	$2,165

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

NOTE 5 – LOANS (Continued)

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Real estate
Combination of rate and maturity date adjustment:	$269	$652
Waived future late fees	887	887
Other	—	509

Consumer
Term Extended	30	30
Other	4	4

Commercial and industrial
Payment adjustment	—	36
Other	—	47

Total	$1,190	$2,165

Loans modified as a TDR within the last 12 months that had a payment default (1)	$1,115	$1,115

(1) A payment default is defined as a loan that was 90 days or more past due.

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

NOTE 5 – LOANS (Continued)

Below is an analysis of the age of recorded investment in loans that were past due at September 30, 2012, and December 31, 2011.

September 30, 2012	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Loans Past Due	Current Loans (a)	Total Loans
Real estate loans:
One- to four- family	$730	$1,596	$3,463	$5,789	$395,162	$400,951
Commercial	1,264	20,981	6,404	28,649	765,970	794,619
Home equity/home improvement	56	246	1,271	1,573	139,579	141,152

Total real estate loans	2,050	22,823	11,138	36,011	1,300,711	1,336,722

Other loans:
Consumer loans:
Automobile	423	59	95	577	38,694	39,271
Other consumer	182	66	102	350	22,969	23,319

Total consumer loans	605	125	197	927	61,663	62,590

Commercial and industrial	2,432	1,630	1,196	5,258	247,069	252,327

Total	$5,087	$24,578	$12,531	$42,196	$1,609,443	$1,651,639

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Loans Past Due	Current Loans	Total Loans
Real estate loans:
One- to four- family	$4,325	$1,676	$3,663	$9,664	$370,280	$379,944
Commercial	13,038	852	899	14,789	570,539	585,328
Home equity/home improvement	654	123	983	1,760	139,206	140,966

Total real estate loans	18,017	2,651	5,545	26,213	1,080,025	1,106,238

Other loans:
Consumer loans:
Automobile	137	63	13	213	32,814	33,027
Other consumer	19	62	—	81	18,062	18,143

Total consumer loans	156	125	13	294	50,876	51,170

Commercial and industrial	236	25	143	404	70,216	70,620

Total	$18,409	$2,801	$5,701	$26,911	$1,201,117	$1,228,028

(a) Includes acquired PCI loans with a total carrying value of $9,606 at September 30, 2012.

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

The recorded investment in loans by credit quality indicators at September 30, 2012, and December 31, 2011, was as follows.

September 30, 2012	One- to Four- Family	Commercial Real Estate	Commercial and Industrial	Home Equity/Home Improvement
Grade: (a)
Pass	$390,011	$733,248	$238,456	$136,990
Special Mention	2,068	16,623	547	515
Substandard	5,526	43,643	13,324	2,230
Doubtful	3,346	1,105	—	1,417

Total	$400,951	$794,619	$252,327	$141,152

December 31, 2011	One- to Four- Family	Commercial Real Estate	Commercial and Industrial	Home Equity/Home Improvement
Grade:
Pass	$370,935	$535,536	$70,140	$138,080
Special Mention	1,349	29,934	50	147
Substandard	4,528	18,959	315	1,726
Doubtful	3,132	899	115	1,013

Total	$379,944	$585,328	$70,620	$140,966

(a)	PCI loans are included in the substandard or doubtful categories. These categories are generally consistent with “substandard” categories as defined by regulatory authorities.

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

NOTE 5 – LOANS (Continued)

September 30, 2012	Automobile	Other Consumer
Performing	$39,157	$23,182
Non-performing	114	137

Total	$39,271	$23,319

December 31, 2011	Automobile	Other Consumer
Performing	$33,001	$18,143
Non-performing	26	—

Total	$33,027	$18,143

NOTE 6 – FAIR VALUE

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

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs.) The Company elected the fair value option for certain residential mortgage loans held for sale at VPM in accordance with ASC 820. This election allowed for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC 815, “Derivatives and Hedging.” The Company did not elect the fair value option for other loans held for sale primarily because they are not economically hedged using derivative instruments.

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

NOTE 6 – FAIR VALUE (Continued)

Prior to the Company’s sale of VPM in the third quarter of 2012, mortgage loans held for sale for which the fair value option was elected were typically pooled together and sold into the mortgage market, depending upon underlying attributes of the loan, such as agency eligibility, product type, interest rate, and credit quality. These mortgage loans held for sale were valued predominantly using quoted market prices for similar instruments. Therefore, the Company classified these valuations as Level 2 in the fair value disclosures.

	September 30, 2012	December 31, 2011
Aggregate fair value	$—	$16,607
Aggregate outstanding principal	—	16,379

Interest income on mortgage loans held for sale was recognized based on contractual rates and reflected in interest income on mortgage loans held for sale in the consolidated income statement.

The Company entered into a variety of derivative financial instruments as part of its hedging strategy. The majority of these derivatives were exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, the Company utilized the exchange price or dealer market price for the particular derivative contract; therefore, these contracts were classified as Level 2.

The net gain arising from changes in the fair value of certain mortgage loans held for sale, netted with the related economic hedges, is reflected below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net gain from change in loan fair value	$94	$591	$1,060	$964
Less: Economic hedging losses	127	655	869	915

Net gain (loss) included in mortgage income	$(33)	$(64)	$191	$49

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

NOTE 6 – FAIR VALUE (Continued)

Assets and Liabilities Measured on a Recurring Basis

Assets measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 are summarized below. There were no liabilities measured at fair value on a recurring basis as of September 30, 2012 or December 31, 2011.

September 30, 2012	Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
Agency residential mortgage-backed securities	$179,928
Agency residential collateralized mortgage obligations	133,213
SBA pools	3,639

Total securities available for sale	$316,780

Loans held for sale	—
Derivative instruments	—

December 31, 2011	Fair Value Measurements Using Signficant Other Observable Inputs (Level 2)
Agency residential mortgage-backed securities	$134,853
Agency residential collateralized mortgage obligations	294,670
SBA pools	4,222

Total securities available for sale	$433,745

Loans held for sale	16,607
Derivative instruments	16

Assets and Liabilities Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below. There were no liabilities measured at fair value on a non-recurring basis as of September 30, 2012 or December 31, 2011.

		Fair Value Measurements Using
September 30, 2012	Total	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$16,433	$—	$16,433
Other real estate owned	3,824	2,230	1,594

		Fair Value Measurements Using
December 31, 2011	Total	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$17,448	$—	$17,448
Other real estate owned	2,286	549	1,737

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

NOTE 6 – FAIR VALUE (Continued)

Unobservable inputs used in nonrecurring Level 3 fair value measurements at September 30, 2012, are summarized below:

Quantitative Information about Level 3 Fair Value Measurements

	Fair Value at September 30, 2012	Valuation Techniques	Unobservable Input	Range (Average)
Impaired loans	$15,743	Third Party Appraisal	Discount of market value	0%-20% (8%)
			Estimated marketing costs	0%-10% (7%)
			Estimated legal expenses	$0-$7 ($2)
			Estimated property maintenance	0%-1% (1%)

	690	Discounted Cash Flow Analysis	Interest rate	4%-5% (5%)
			Loan term (in months)	61-251 (156)

Other real estate owned	1,594	Third Party Appraisal	Discount of market value	8%-70% (28%)
			Estimated marketing costs	0%-7% (5%)
			Estimated property maintenance	0%-1% (1%)

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

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

NOTE 6 – FAIR VALUE (Continued)

Activity in other real estate owned for the three and nine months ended September 30, 2012 and 2011, and the related valuation allowances were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Beginning balance	$3,295	$2,326	$2,286	$2,668
Transfers in at fair value (a)	682	556	3,665	1,077
Change in valuation allowance	(6)	(550)	(103)	(589)
Sale of property (gross)	(147)	(234)	(2,024)	(1,058)

Ending balance	$3,824	$2,098	$3,824	$2,098

Valuation allowance:
Beginning balance	$1,173	$491	$1,076	$452
Sale of property	(24)	—	(48)	(77)
Valuation adjustment	30	550	151	666

Ending balance	$1,179	$1,041	$1,179	$1,041

(a)	The nine months ended September 30, 2012, includes other real estate owned acquired in the acquisition of Highlands of $1,986 as of the date of acquisition.

Carrying amount and fair value information of financial instruments at September 30, 2012 were as follows:

	September 30, 2012
		Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$60,730	$60,730	$—	$—
Securities available for sale	316,780	—	316,780	—
Securities held to maturity	396,437	—	414,599	—
Loans held for sale	1,014,445	—	—	1,014,983
Loans held for investment, net	1,631,920	—	—	1,662,032
FHLB and Federal Reserve Bank stock	43,383	N/A	N/A	N/A
Bank-owned life insurance	34,701	34,701	—	—
Accrued interest receivable	10,064	10,064	—	—
Derivative instruments	—	—	—	—
Financial liabilities
Deposits	$2,192,901	$—	$—	$2,123,760
FHLB advances	852,168	—	—	871,686
Repurchase agreement	25,000	—	—	28,679
Accrued interest payable	1,230	1,230	—	—

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

The methods and assumptions used to estimate fair value are described as follows:

Estimated fair value is the carrying amount for cash and cash equivalents, bank-owned life insurance and accrued interest receivable and payable. For loans held for investment and for loans held for sale at a Level 3 fair value measurement, fair value is based on discounted cash flows using current market offering rates, estimated life, and applicable credit risk. Fair values of certain loans held for sale on which the Company elected the fair value option, which are valued at a Level 2 fair value measurement, are based on traded market prices of similar assets, where available, and/or discounted cash flows at market interest rates. For deposits and borrowings, fair value is calculated using the FHLB advance curve to discount cash flows for the estimated life for deposits and according to the contractual repayment schedule for borrowings. Fair value of repurchase agreements is based on discounting the estimated cash flows using the current rate at which similar agreements would be made with similar terms and remaining maturities. It was not practicable to determine the fair value of FHLB and Federal Reserve Bank stock due to restrictions on their transferability. The fair value of off-balance sheet items listed in the table is based on the current fees or costs that would be charged to enter into or terminate such arrangements and are not considered significant to this presentation.

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

NOTE 7 – GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles (“CDI”) for the three and nine months ended September 30, 2012, were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
		Core Deposit		Core Deposit
	Goodwill	Intangible	Goodwill	Intangible
Balance at beginning of period	$29,203	$1,625	$818	$—
Impairment	—	—	(818)	—
Highlands acquisition (1)	447	—	29,650	1,745
Amortization	—	(120)	—	(240)

Balance as of September 30, 2012	$29,650	$1,505	$29,650	$1,505

(1) Other adjustments related to changes in the purchase price allocation, refer to Note 3 - Acquisition

Goodwill is recorded on the acquisition date of each entity (Refer to Note 3- Acquisition for more information regarding goodwill and intangibles generated from the Highlands acquisition). The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts reflected in the table above may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill or other intangibles has occurred. If any such impairment is determined, a write-down is recorded. As a result of the execution of an agreement to sell substantially all of the assets of VPM in the second quarter of 2012, VPM recognized an impairment charge of $818 that brought its goodwill balance to $0. CDI are amortized on an accelerated basis over their estimated lives, which the Company believes is seven years. Gross and net core deposit intangibles outstanding were $1,745 and $1,505 at September 30, 2012, respectively. There was no core deposit intangible at December 31, 2011. Amortization expense related to intangible assets totaled $120 for the three months ended September 30, 2012 and $240 for the nine months ended September 30, 2012. The estimated aggregate future amortization expense for intangible assets remaining as of September 30, 2012 is as follows:

Remaining 2012	$120
2013	423
2014	346
2015	269
2016	193
Thereafter	154

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS

Prior to the sale of VPM in the third quarter of 2012, the Company entered into interest rate lock commitments (“IRLCs”) with prospective residential mortgage borrowers whereby the interest rate on the loan was determined prior to funding and the borrowers had locked into that interest rate. These commitments were carried at fair value in accordance with ASC 815, Derivatives and Hedging. The estimated fair values of IRLCs were based on quoted market values and were recorded in other assets in the consolidated balance sheets. The initial and subsequent changes in the fair value of IRLCs were a component of net gain on sale of loans.

The Company managed the risk profiles of its IRLCs and mortgage loans held for sale on a daily basis. To manage the price risk associated with IRLCs, the Company entered into forward sales of mortgage-backed securities in an amount similar to the portion of the IRLC expected to close, assuming no change in mortgage interest rates. In addition, to manage the interest rate risk associated with mortgage loans held for sale, the Company entered into forward sales of mortgage-backed securities to deliver mortgage loan inventory to investors. The estimated fair values of forward sales of mortgage-backed securities and forward sale commitments were based on quoted market values and were recorded as another asset or an accrued liability in the consolidated balance sheets.

The initial and subsequent changes in value on forward sales of mortgage-backed securities were a component of net gain on sale of loans.

The following table provides the outstanding notional balances and fair values of outstanding positions for the dates indicated, and recorded gains (losses) during the nine months ended September 30, 2012, and the year ended December 31, 2011.

September 30, 2012	Expiration Dates	Outstanding Notional Balance	Fair Value	Recorded Gains/(Losses)
Other Assets
IRLCs	2012	$—	$—	$(90)
Loan sale commitments	2012	—	—	1,077
Forward mortgage-backed securities trades	2012	—	—	(795)

December 31, 2011	Expiration Dates	Outstanding Notional Balance	Fair Value	Recorded Gains/(Losses)
Other Assets
IRLCs	2012	$11,432	$90	$79
Loan sale commitments	2012	1,590	20	1,503
Forward mortgage-backed securities trades	2012	9,750	(74)	(1,428)

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

NOTE 9 – SHARE-BASED COMPENSATION

Compensation cost charged to income for share-based compensation is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Restricted stock	$175	$356	$1,005	$1,059
Stock options	80	105	290	340

Income tax benefit	89	162	453	490

A summary of changes in the Company’s non-vested restricted stock awards for the nine months ended September 30, 2012 is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Non-vested at January 1	71,603	$13.08
Granted	211,086	17.40
Vested	(97,393)	13.84
Forfeited	—	—

Non-vested at September 30	185,296	$17.60

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

NOTE 9 – SHARE-BASED COMPENSATION (Continued)

The grant date fair value is based on the last sale price as quoted on the NASDAQ Stock Market on the grant date. As of September 30, 2012, there was $3,041 of total unrecognized compensation expense related to non-vested shares awarded under the restricted stock portion of the Equity Incentive Plan. That expense is expected to be recognized over a weighted-average period of 3.18 years.

A summary of stock option activity as of September 30, 2012, and changes for the nine months then ended is presented below.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	535,384	$12.17	7.1	$483
Granted	168,700	16.22	10.0	—
Exercised	(155,121)	12.66	—	671
Cancelled	(2,100)	11.16	—	—
Forfeited	(32,900)	11.36	—	—

Outstanding at September 30, 2012	513,963	$13.41	7.7	$2,960

Fully vested and expected to vest	503,383	$13.38	7.7	$2,914

Exercisable at September 30, 2012	175,683	$12.31	5.8	$1,205

As of September 30, 2012, there was $1,100 of total unrecognized compensation expense related to non-vested shares awarded under the stock option portion of the Equity Incentive Plan. That expense is expected to be recognized over a weighted-average period of 3.20 years.

NOTE 10 – INCOME TAXES

A summary of the net deferred tax assets as of September 30, 2012 and December 31, 2011 is presented below:

	September 30, 2012	December 31, 2011
Net deferred tax assets	$15,428	$6,956
Valuation allowance	—	—

Estimated annual effective tax rate	33% to 35%

The Highlands acquisition resulted in a $12,452 increase in the Company’s net deferred tax asset. The difference between this amount and the $8,472 net increase in the Company’s net deferred tax asset during the nine month period ended September 30, 2012, results from the reversal of deferred tax assets during the period. The Company expects to realize the future tax benefits of the net deferred tax assets. The actual effective tax rate for the three and nine months ended September 30, 2012, is different than the estimated annual effective tax rate due to various immaterial adjustments to income tax expense recorded during the quarter.

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

NOTE 11 – SEGMENT INFORMATION

On June 5, 2012, the Bank and VPM, our mortgage banking subsidiary, entered into a definitive agreement (the “Agreement”) with Highlands Residential Mortgage, Ltd. (“HRM”) to sell substantially all of the assets of VPM to HRM, subject to certain closing conditions. The terms of the Agreement provided for HRM to, subject to certain conditions contained in the Agreement, (i) purchase VPM’s loan pipeline and all of VPM’s existing construction loan portfolio, together with certain furniture, fixtures and equipment, (ii) assume substantially all of VPM’s loan production office leases and its equipment leases, (iii) hire no less than 95% of the current VPM employees and satisfactorily release VPM from certain employment contracts, and (iv) make additional earn out payments to VPM. Following completion of the sale, the Agreement provided an opportunity for the Bank to partner with HRM to continue providing the Bank’s customers with residential mortgage services.

The transaction closed in the third quarter of 2012. As a result of the execution of the Agreement, in the second quarter of 2012, VPM recognized $1,190 in one-time write-offs and expenses relating to the sale, including $818 of goodwill that was impaired to $0 and $250 in fixed asset losses.

The reportable segments are determined by the products and services offered, primarily distinguished between banking and VPM. Loans, investments and deposits generate the revenues in the banking segment; secondary marketing sales generated the revenue in the VPM segment. Segment performance is evaluated using segment profit (loss). Information reported internally for performance assessment for the three and nine months ended September 30, 2012 and 2011, was as follows:

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

NOTE 11 – SEGMENT INFORMATION (Continued)

	Three Months Ended September 30, 2012
	Banking	VPM	Eliminations and Adjustments[1]	Total Segments (Consolidated Total)
Results of Operations:
Total interest income	$37,020	$234	$(246)	$37,008
Total interest expense	5,579	246	(436)	5,389
Provision for loan losses	867	(53)	—	814

Net interest income after provision for loan losses	30,574	41	190	30,805
Other revenue (expense)	7,114	27	(352)	6,789
Net gain (loss) on sale of loans	(633)	1,663	—	1,030
Total non-interest expense	19,493	1,220	497	21,210

Income before income tax expense (benefit)	17,562	511	(659)	17,414
Income tax expense (benefit)	5,957	162	(21)	6,098

Net income (loss)	$11,605	$349	$(638)	$11,316

Segment assets	$3,634,925	$—	$1,108	$3,636,033
Noncash items:
Net gain (loss) on sale of loans	(633)	1,663	—	1,030
Depreciation	975	26	—	1,001
Provision for loan losses	867	(53)	—	814

	Three Months Ended September 30, 2011
	Banking	VPM	Eliminations and Adjustments[1]	Total Segments (Consolidated Total)
Results of Operations:
Total interest income	$28,953	$368	$(315)	$29,006
Total interest expense	8,581	315	(369)	8,527
Provision for loan losses	582	(1)	—	581

Net interest income after provision for loan losses	19,790	54	54	19,898
Other revenue (expense)	3,851	(3)	649	4,497
Net gain (loss) on sale of loans	(682)	2,392	—	1,710
Total non-interest expense	14,895	3,411	261	18,567

Income before income tax expense (benefit)	8,064	(968)	442	7,538
Income tax expense (benefit)	2,770	(305)	(70)	2,395

Net income (loss)	$5,294	$(663)	$512	$5,143

Segment assets	$3,234,538	$42,939	$(42,199)	$3,235,278
Noncash items:
Net gain (loss) on sale of loans	(682)	2,392	—	1,710
Depreciation	797	72	—	869
Provision for loan losses	582	(1)	—	581

[1]	Includes eliminating entries for intercompany transactions and stand-alone expenses of the Company

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

NOTE 11 – SEGMENT INFORMATION (Continued)

	Nine Months Ended September 30, 2012
	Banking	VPM	Eliminations and Adjustments[1]	Total Segments (Consolidated Total)
Results of Operations:
Total interest income	$101,493	$994	$(976)	$101,511
Total interest expense	17,761	975	(1,520)	17,216
Provision for loan losses	3,229	(73)	—	3,156

Net interest income after provision for loan losses	80,503	92	544	81,139
Other revenue (expense)	18,271	(1,040)	395	17,626
Net gain (loss) on sale of loans	(1,571)	7,007	—	5,436
Total non-interest expense	57,264	6,687	2,034	65,985

Income before income tax expense (benefit)	39,939	(628)	(1,095)	38,216
Income tax expense (benefit)	13,955	(207)	(412)	13,336

Net income (loss)	$25,984	$(421)	$(683)	$24,880

Segment assets	$3,634,925	$—	$1,108	$3,636,033
Noncash items:
Net gain (loss) on sale of loans	(1,571)	7,007	—	5,436
Depreciation	2,790	153	—	2,943
Provision for loan losses	3,229	(73)	—	3,156

	Nine Months Ended September 30, 2011
	Banking	VPM	Eliminations and Adjustments[1]	Total Segments (Consolidated Total)
Results of Operations:
Total interest income	$84,698	$1,227	$(1,038)	$84,887
Total interest expense	26,632	1,038	(1,204)	26,466
Provision for loan losses	2,761	(20)	—	2,741

Net interest income after provision for loan losses	55,305	209	166	55,680
Other revenue (expense)	17,446	(275)	1,601	18,772
Net gain (loss) on sale of loans	(1,574)	7,112	—	5,538
Total non-interest expense	45,416	9,457	823	55,696

Income before income tax expense (benefit)	25,761	(2,411)	944	24,294
Income tax expense (benefit)	8,734	(771)	(223)	7,740

Net income (loss)	$17,027	$(1,640)	$1,167	$16,554

Segment assets	$3,234,538	$42,939	$(42,199)	$3,235,278
Noncash items:
Net gain (loss) on sale of loans	(1,574)	7,112	—	5,538
Depreciation	2,401	225	—	2,626
Provision for loan losses	2,761	(20)	—	2,741

[1]	Includes eliminating entries for intercompany transactions and stand-alone expenses of the Company

VIEWPOINT FINANCIAL GROUP, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

NOTE 12 – RECENT ACCOUNTING DEVELOPMENTS

In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. Under the guidance in this ASU, an entity has the option to bypass the qualitative assessment outlined in ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of this ASU is not expected to have a significant impact to the Company’s financial statements.

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

Overview

The Company, a Maryland corporation, is a full stock holding company for its wholly owned subsidiary, ViewPoint Bank, National Association (“the Bank”). Unless the context otherwise requires, references in this document to the “Company” refer to ViewPoint Financial Group, Inc., and references to the “Bank” refer to ViewPoint Bank, N.A. References to “we,” “us,” and “our” means ViewPoint Financial Group, Inc. and ViewPoint Bank, N.A. and its subsidiary, unless the context otherwise requires.

Previously, the Company and the Bank were examined and regulated by the Office of Thrift Supervision (“OTS”), its primary federal regulator. In July 2011, the regulatory oversight of the Company transferred to the Board of Governors of the Federal Reserve System (“FRB”), and regulatory oversight of the Bank transferred to the thrift division of the Office of the Comptroller of the Currency (“OCC”). On December 19, 2011, the Bank converted its charter from a federal thrift charter to a national banking charter, with regulatory oversight by the OCC. The Bank is also regulated by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is required to maintain certain cash vault and/or deposit reserves with the FRB, and holds stock in the FRB’s district bank in Dallas. The Bank is a member of the Federal Home Loan Bank of Dallas, which is one of the 12 regional banks in the Federal Home Loan Bank (“FHLB”) System.

Our principal business consists of attracting retail deposits from the general public and the business community and investing those funds, along with borrowed funds, in commercial real estate, secured and unsecured commercial and industrial loans, as well as in permanent loans secured by first and second mortgages on owner-occupied, one- to four-family residences and consumer loans. Additionally, we have an active program with mortgage banking companies that allows them to close one- to four-family real estate loans in their own name and temporarily fund their inventory of these closed loans until the loans are sold to investors approved by the Company (the “Warehouse Purchase Program”). The Company purchases a 100% participation interest in the loans originated by our mortgage banking company customers, which are then held as one- to four- family mortgage loans held for sale on a short-term basis. The mortgage banking company has no obligation to offer and we have no obligation to purchase these participating interests. The mortgage banking company closes mortgage loans consistent with underwriting standards established by approved investors and once the loan closes, the mortgage banking company delivers the loan to a third party investor. We also offer brokerage services for the purchase and sale of non-deposit investment and insurance products through a third party brokerage arrangement.

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

On April 2, 2012, the Company announced the completion of its acquisition of Highlands Bancshares, Inc. (“Highlands”), parent company of The First National Bank of Jacksboro, which operated in Dallas under the name Highlands Bank. Under the terms of the all-stock transaction, each outstanding share of Highlands common stock, which totaled 8,307,911 at the time of the transaction, was exchanged for 0.6636 shares of Company stock, resulting in an increase of 5,513,061 shares of Company common stock. As a part of the acquisition, Highlands President and Chief Executive Officer (CEO) Kevin Hanigan joined the Company and the Bank as President and CEO. He also was appointed to the Company’s and the Bank’s Boards of Directors, along with Highlands’ board member Bruce Hunt. The acquisition was not considered to be a significant business combination.

Performance Highlights

•	Net interest margin increased by 83 basis points for the quarter ended September 30, 2012 compared to the same period in 2011. Due to changes in the earning asset mix, lower deposit and borrowing rates, and the accretion of the Highlands purchase discount, the net interest margin increased by 83 basis points to 3.70% for the three months ended September 30, 2012, from 2.87% for the three months ended September 30, 2011. The net interest margin increased by 71 basis points for the year-to-date periods, increasing to 3.55% for the nine months ended September 30, 2012 from 2.84% for the nine months ended September 30, 2011.

•	Solid loan growth in 2012: Gross loans increased by $603.7 million, or 29.3%, to $2.67 billion at September 30, 2012 from $2.06 billion at December 31, 2011, with $355.0 million of the increase coming from organic growth and $248.7 million of the increase due to loans acquired from Highlands. The commercial real estate portfolio increased by $209.3 million, or 35.8%, with $134.9 million of this increase attributable to organic growth. Mortgage loans held for sale (primarily Warehouse Purchase Program) increased by $180.1 million, or 21.6%, while commercial and industrial loans increased by $181.7 million, or 257.3%, to $252.3 million at September 30, 2012.

•	Quarterly net income increased by $6.2 million, or 120.0%. Net income for the three months ended September 30, 2012, was $11.3 million, up $6.2 million from $5.1 million for the three months ended September 30, 2011. This includes net gains of $898,000 and expenses of $515,000 relating to the Highlands acquisition and severance costs.

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

Allowance for Loan Loss. The allowance for loan losses and related provision expense are susceptible to change if the credit quality of our loan portfolio changes, which is evidenced by many factors, including but not limited to charge-offs and non-performing loan trends. Generally, one- to four-family residential mortgage lending has a lower credit risk profile compared to consumer lending (such as automobile or personal line of credit loans). Commercial real estate and commercial and industrial lending, however, have higher credit risk profiles than consumer and one- to four- family residential mortgage loans due to these loans being larger in amount and non-homogenous in structure and term. While management uses available information to recognize losses on loans, changes, in economic conditions, the mix and size of the loan portfolio and individual borrower conditions can dramatically impact our level of allowance for loan losses in relatively short periods of time. Management believes that the allowance for loan losses is maintained at a level that represents our best estimate of inherent credit losses in the loan portfolio as of September 30, 2012. In addition, our banking regulators periodically review our allowance for loan losses and may require us to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their review.

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

Other-than-Temporary Impairments. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis and more frequently when economic, market, or security specific concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value of the security has been less than its amortized cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in the fair value of the security. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. The Company conducts regular reviews of the bond agency ratings of securities and considers whether the securities were issued by or have principal and interest payments guaranteed by the federal government or its agencies. These reviews focus on the underlying rating of the issuer and also include the insurance rating of securities that have an insurance component. The ratings and financial condition of the issuers are monitored, as well as the financial condition and ratings of the insurers.

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

Comparison of Financial Condition at September 30, 2012 and December 31, 2011

General. Total assets increased by $455.5 million, or 14.3%, to $3.64 billion at September 30, 2012, from $3.18 billion at December 31, 2011, primarily due to a $420.9 million, or 34.8%, increase in net loans held for investment and a $180.1 million, or 21.6%, increase in loans held for sale. The increase in loans included loans acquired from Highlands, which totaled $248.7 million at September 30, 2012. The increase in loans was partially offset by a $221.0 million, or 23.7%, decline in our securities portfolio resulting primarily from maturities, paydowns and sales of securities excluding purchases of new securities.

Loans. Gross loans (including $1.01 billion in mortgage loans held for sale at September 30, 2012) increased by $603.7 million, or 29.3%, to $2.67 billion at September 30, 2012 from $2.06 billion at December 31, 2011. $355.0 million of the increase was due to organic growth, while $248.7 million of the increase was due to loans acquired from Highlands.

	September 30, 2012	December 31, 2011	Dollar Change	Percent Change
		(Dollars in thousands)
Real estate loans:
One-to four-family	$400,951	$379,944	$21,007	5.5%
Commercial	794,619	585,328	209,291	35.8
Home equity/home improvement	141,152	140,966	186	0.1

Total real estate loans	1,336,722	1,106,238	230,484	20.8

Consumer loans:
Automobile	39,271	33,027	6,244	18.9
Other consumer loans	23,319	18,143	5,176	28.5

Total consumer loans	62,590	51,170	11,420	22.3

Commercial and industrial loans:
Warehouse lines of credit	25,936	16,141	9,795	60.7
Commercial	226,391	54,479	171,912	315.6

Total commercial and industrial loans	252,327	70,620	181,707	257.3

Gross loans held for investment	1,651,639	1,228,028	423,611	34.5

Mortgage loans held for sale	1,014,445	834,352	180,093	21.6

Gross loans	$2,666,084	$2,062,380	$603,704	29.3%

The commercial real estate portfolio increased by $209.3 million, or 35.8%, to $794.6 million at September 30, 2012, from $585.3 million at December 31, 2011, with $134.9 million of this increase attributable to organic growth. $74.4 million of the increase was due to the acquisition of Highlands. Our commercial real estate portfolio consists almost exclusively of loans secured by existing, multi-tenanted commercial real estate. 93% of our commercial real estate loan balances are secured by properties located in Texas, a market that we do not believe has experienced the same level of economic pressure experienced in certain other geographic areas in the United States. The table below illustrates the geographic concentration of our commercial real estate portfolio at September 30, 2012:

Texas	93%
Oklahoma	2
Louisiana	2
California	1
Illinois	1
Other*	1

100%

*	“Other” consists of Arizona, Colorado, Georgia, Kansas, Missouri, Nevada, New Mexico, Oregon, and Washington. Does not include $18.3 million in real estate secured agricultural loans.

Commercial and industrial (“C&I”) loans increased by $181.7 million, or 257.3%, to $252.3 million at September 30, 2012, from $70.6 million at December 31, 2011, with $111.7 million of this increase due to the acquisition of Highlands. Net of the impact of the Highlands acquisition, commercial loans (excluding warehouse lines of credit) increased by $60.3 million from December 31, 2011, by virtue of loans originated during the second and third quarters of 2012. In conjunction with management’s desire to expand C& I lending, the Company has entered into selected lending participations that are different than the industries the Company has lent to in the past. During the third quarter of 2012, the Company syndicated a $30.0 million facility with two other banks, which is secured by notes receivable that have real estate pledged to the notes. The Company’s share in this syndication is $13.5 million. Also, during the third quarter of 2012, the Company purchased participations in two reserve-based oil and gas loans that are governed by semi-annual borrowing base reserve evaluations. The Company’s position in these two loans totaled $25.5 million. The Company had the reserve reports and valuations for these loans independently verified by a respected engineering firm. Warehouse lines of credit increased by $9.7 million, or 60.7%, from $16.1 million at December 31, 2011, to $25.9 million at September 30, 2012.

One- to four-family loans increased by $21.0 million, or 5.5%, to $400.9 million at September 30, 2012, from $379.9 million at December 31, 2011, with $49.7 million of the growth attributable to the acquisition of Highlands. Net of the acquisition, the one- to four-family loan portfolio decreased by $28.7 million. Prior to its sale in the third quarter of 2012, VPM originated $201.3 million in one- to four-family mortgage loans during the nine months ended September 30, 2012, compared to $262.8 million for the same period in 2011. Of the $201.3 million originated during the nine months ended September 30, 2012, $145.9 million was sold or committed to be sold to investors, generating a net gain on sale of loans of $5.4 million during the nine month period ended September 30, 2012. The remaining $55.4 million of VPM production was retained in the Company’s loan portfolio.

Mortgage loans held for sale increased by $180.1 million, or 21.6%, to $1.01 billion at September 30, 2012, from $834.3 million at December 31, 2011, and primarily consisted of Warehouse Purchase Program loans purchased for sale under our standard loan participation agreement. The Company purchases a 100% participation interest in the loans originated by our mortgage banking company customers, which are then held as one- to four- family mortgage loans held for sale on a short-term basis. The mortgage banking company has no obligation to offer and we have no obligation to purchase these participating interests. The mortgage banking company closes mortgage loans consistent with underwriting standards established by approved investors and once the loan closes, the mortgage banking company delivers the loan to a third party investor. The Warehouse Purchase Program had 41 clients with approved maximum borrowing amounts ranging from $8.0 million to $45.0 million at September 30, 2012, compared to 36 clients at December 31, 2011, and 31 clients at September 30, 2011. The average approved borrowing amount for all clients was $30.9 million at September 30, 2012. Loans funded by Warehouse Purchase Program facilities during the third quarter of 2012 consisted of 59% conforming loans and 41% government loans, with properties located in 49 states. The average turn time on the Warehouse Purchase Program was 19.7 days for September, and the average utilization rate for the quarter was 67%.

The Company maintains a mortgage repurchase liability that reflects management’s estimate of losses for loans for which the Company could have repurchase obligations based on historical investor repurchase and indemnification demands and historical loss ratios. Although investors may demand repurchase at any time, the Company’s historical demands have mainly occurred within 12 months of the investor purchase. The Company has two anticipated repurchases or indemnifications pending during the nine months ended September 30, 2012, compared to one repurchase and five indemnifications for the same period in 2011. This mortgage repurchase liability, included in “Other Liabilities” in the consolidated balances sheet, was $178,000 at September 30, 2012, compared to $52,000 at December 31, 2011. In 2012, the Company increased the repurchase liability calculation to measure potential future losses. Additions to the liability reduced net gains on mortgage loan origination/sales. Actual losses were $9,000 and $91,000 for the nine months ended September 30, 2012 and 2011, respectively.

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

Our non-performing loans to total loans ratio at September 30, 2012, was 1.70%, compared to 1.88% at December 31, 2011. Non-performing loans increased by $5.0 million to $28.1 million at September 30, 2012, from $23.1 million at December 31, 2011. This increase was primarily due to three substandard commercial lines of credit acquired from Highlands totaling $2.9 million that were placed on nonaccrual in the third quarter of 2012. These three loans are reported net of a $1.6 million purchase accounting discount, which we anticipate would offer sufficient coverage in the event of credit deterioration. At September 30, 2012, no purchased credit impaired loans from the Highlands transaction were included in non-performing loans.

Our foreclosed assets, which included one commercial real estate property with a carrying value of $1.5 million, totaled $3.9 million at September 30, 2012, compared to $2.3 million at December 31, 2011. In October 2012, the commercial real estate property was sold for $1.5 million resulting in a $78,000 gain, which will help offset prior value declines recorded in prior periods.

A modified loan is considered a troubled debt restructuring (“TDR”) when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower or collateral with similar credit risk characteristics. Modifications to loan terms may include a modification of the contractual interest rate to a below-market rate (even if the modified rate is higher than the original rate), forgiveness of accrued interest, forgiveness of a portion of principal, an extended repayment period or a deed in lieu of foreclosure or other transfer of assets other than cash to fully or partially satisfy a debt. The Company’s policy is to place all TDRs on nonaccrual for a minimum period of six months. Loans qualify for a return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months and the collection of principal and interest under the revised terms is deemed probable. At September 30, 2012, of our $15.2 million in TDRs, $4.2 million were accruing interest and $11.0 million were classified as nonaccrual. Non-accrual TDRs included $8.8 million attributable to five commercial real estate loans, all five of which were performing in accordance with their restructured terms at September 30, 2012.

Our allowance for loan losses at September 30, 2012, was $19.8 million, or 1.20% of total loans, compared to $17.5 million, or 1.42% of total loans, at December 31, 2011. Our allowance for loan losses to non-performing loans ratio was 70.63% at September 30, 2012, compared to 75.71% as of December 31, 2011.

Other Loans of Concern. The Company has other potential problem loans that are currently performing and do not meet the criteria for impairment, but where some concern exists. These possible credit problems may result in the future inclusion of these items in the non-performing asset categories. These loans consist of residential and commercial real estate and commercial and industrial loans that are classified as “special mention,” meaning that these loans have potential weaknesses that deserve management’s close attention. These loans are not adversely classified according to regulatory classifications and do not expose the Company to sufficient risk to warrant adverse classification. These loans have been considered in management’s determination of our allowance for loan losses. As of September 30, 2012, there was an aggregate of $19.3 million of these potential problem loans, compared to $31.5 million at December 31, 2011. The $12.2 million decline was primarily due to a $13.2 million commercial real estate loan that was downgraded to Substandard Not Impaired during the third quarter of 2012 as a result of cash flow deterioration. In October 2012, the note on this loan was sold at a nominal discount to a third party. The third party, a well capitalized investment firm, borrowed 70% of the purchase price and pledged the note (and the underlying commercial office building which secures it) as collateral on our loan. The new $9 million loan carries market terms for rate and duration. The Company will recognize a charge-off of approximately $400,000, but the sale will result in the recovery of excess loss reserves.

Classified Assets. Loans and other assets, such as securities and foreclosed assets that are considered by management to be of lesser quality, are classified as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses of those classified “substandard,” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as “loss” are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

We regularly review the assets in our portfolio to determine whether any assets require classification. The total amount of assets classified represented 14.54% of our equity capital and 2.07% of our total assets at September 30, 2012, compared to 8.2% of our equity capital and 1.04% of our total assets at December 31, 2011. The aggregate amount of classified assets at the dates indicated was as follows:

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Loss	$—	$—
Doubtful	5,868	5,159
Substandard	69,227	28,023

Total	$75,095	$33,182

At September 30, 2012, $14.0 million in purchased credit impaired loans acquired in connection with the Highlands transaction were included in the $69.2 million reported as Substandard. Additionally, at September 30, 2012, $10.0 million in loans acquired from Highlands that were not considered purchased credit impaired were included in the Substandard total. Of the $10.0 million, $4.5 million did not qualify for purchased credit impaired accounting due to their revolving nature. The remainder of the $10.0 million experienced credit deterioration after acquisition.

Securities. Our securities portfolio decreased by $221.0 million, or 23.7%, to $713.2 million at September 30, 2012, from $934.2 million at December 31, 2011. The decrease in our securities portfolio resulted from paydowns and maturities totaling $588.2 million and sales of $133.6 million, which were partially offset by purchases totaling $416.1 million. The majority of these purchases were done for tax strategy purposes. The security sales were part of a change in interest earning asset mix strategy designed, in part, to replace lower yielding securities with higher yielding loans, provide funding for loan growth, and manage liquidity policy ratios. In addition, $86.3 million in securities were acquired in the Highlands transaction.

Deposits. Total deposits increased by $229.4 million, or 11.7%, to $2.19 billion at September 30, 2012, from $1.96 billion at December 31, 2011.

	September 30, 2012	December 31, 2011	Dollar Change	Percent Change
		(Dollars in thousands)
Non-interest-bearing demand	$349,880	$211,670	$138,210	65.3%
Interest-bearing demand	471,672	498,253	(26,581)	(5.3)
Savings & money market	897,515	759,576	137,939	18.2
Time	473,834	493,992	(20,158)	(4.1)

Total deposits	$2,192,901	$1,963,491	$229,410	11.7%

The increase in deposits was primarily due to $378.4 million in deposits acquired in the Highlands transaction, which included $140.0 million in savings and money market, $121.2 million in time, $78.7 million in non-interest-bearing demand and $38.5 million in interest-bearing demand. Excluding the impact of the Highlands acquisition, deposits decreased by $149.0 million from December 31, 2011, to September 30, 2012. This decrease was primarily due to a $141.4 million decline in time deposits, which resulted from a pricing strategy designed to reduce our time deposit rates and improve our net interest margin.

Non-interest-bearing demand deposits, excluding the impact of Highlands’ deposits, grew primarily due to a $35.9 million increase in Warehouse Purchase Program checking deposits and a $61.3 million increase in commercial free checking. The decline in interest-bearing demand deposits included a $47.2 million decline in Absolute Checking deposits.

Borrowings. FHLB advances, net of a $3.5 million restructuring prepayment penalty, increased by $105.8 million, or 14.2%, to $852.2 million at September 30, 2012, from $746.4 million at December 31, 2011. The outstanding balance of FHLB advances increased due to a higher Warehouse Purchase Program balance at September 30, 2012, of which a portion was strategically funded with short term advances. At September 30, 2012, the Company was eligible to borrow an additional $271.1 million from the FHLB. Additionally, the Company was eligible to borrow $150.7 million from the Federal Reserve Bank discount window and has four available federal funds lines of credit with other financial institutions totaling $91.0 million. In addition to FHLB advances, at September 30, 2012, the Company had a $25.0 million outstanding repurchase agreement with Credit Suisse.

The below table shows FHLB advances by maturity and weighted average rate at September 30, 2012:

	Balance	Weighted Average Rate
	(Dollars in thousands)
Less than 90 days	$594,217	0.22%
90 days to one year	62,809	1.51
After one to three years	79,412	3.79
After three to five years	96,034	2.66
After five years	23,146	4.63

	855,618	1.04%
Restructuring prepayment penalty	(3,450)

Total	$852,168

Shareholders’ Equity. Total shareholders’ equity increased by $110.1 million, or 27.1%, to $516.4 million at September 30, 2012, from $406.3 million at December 31, 2011.

	September 30, 2012	December 31, 2011	Dollar Change	Percent Change
		(Dollars in Thousands)
Common stock	$396	$337	$59	17.5%
Additional paid-in capital	369,904	279,473	90,431	32.4
Retained earnings	161,887	144,535	17,352	12.0
Accumulated other comprehensive income	2,449	1,347	1,102	81.8
Unearned ESOP shares	(18,283)	(19,383)	1,100	(5.7)

Total shareholders’ equity	$516,353	$406,309	$110,044	27.1%

The increase in shareholders’ equity was primarily due to the Highlands acquisition, which was an all-stock transaction. Each outstanding share of Highlands’ common stock, which totaled 8,307,911 shares at the time of the transaction, was exchanged for 0.6636 shares of Company stock, resulting in an increase of 5,513,061 shares of Company common stock. The transaction increased common stock by $55,000 and increased additional paid-in capital by $86.1 million. Additionally, retained earnings was increased by net income of $24.9 million recognized during the nine months ended September 30, 2012, which was partially offset by the payment of three quarterly dividends totaling $0.20 per common share. The dividends reduced retained earnings by $7.5 million during the nine months ended September 30, 2012.

Comparison of Results of Operations for the Three Months Ended September 30, 2012 and 2011

General. Net income for the three months ended September 30, 2012, was $11.3 million, an increase of $6.2 million, or 120.0%, from net income of $5.1 million for the three months ended September 30, 2011. The increase in net income was driven by an increase in net interest income of $11.1 million and a $1.6 million increase in non-interest income, partially offset by a $2.6 million increase in non-interest expense. The increased non-interest expenses included acquisition costs of $242,000 related to the Highlands transaction and $273,000 in severance costs. Increases in non-interest expense were partially offset by a gain on sale of securities of $898,000. Basic and diluted earnings per share for the three months ended September 30, 2012, were $0.30, a $0.14 increase from $0.16 for the three months ended September 30, 2011.

Interest Income. Interest income increased by $8.0 million, or 27.6%, to $37.0 million for the three months ended September 30, 2012, from $29.0 million for the three months ended September 30, 2011.

	Three Months Ended September 30,		Dollar	Percent
	2012	2011	Change	Change
	(Dollars in Thousands)
Interest and dividend income
Loans, including fees	$32,739	$21,838	$10,901	49.9%
Securities	4,089	7,106	(3,017)	(42.5)
Interest-bearing deposits in other financial institutions	29	44	(15)	(34.1)
FHLB and FRB stock	151	18	133	738.9

	$37,008	$29,006	$8,002	27.6%

The increase in interest income for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, was primarily due to a $10.9 million, or 49.9%, increase in interest income on loans. Accretion of the Highlands purchase accounting discount contributed $1.3 million to the increase for the comparable periods.

Interest income on loans held for sale (primarily consisting of Warehouse Purchase Program loans) increased $4.6 million, as the average loans held for sale balances increased by $469.8 million for the comparative three month periods ended September 30, 2012 and 2011. Additionally, the average balance of commercial real estate loans increased by $238.0 million during the three months ended September 30, 2012, compared to the three months ended September 30, 2011, contributing to a $3.6 million increase in interest income. The average balance of C&I loans for the three months ended September 30, 2012 increased by $162.7 million from the same period in 2011, contributing to a $2.3 million increase in interest income.

These increases were partially offset by a $3.0 million, or 42.5%, decline in interest on securities, which resulted from the sale of securities and normal paydowns. Overall, the yield on interest-earning assets increased by 28 basis points, to 4.34% for the three months ended September 30, 2012, from 4.06% for the three months ended September 30, 2011.

Interest Expense. Interest expense decreased by $3.1 million, or 36.8%, to $5.4 million for the three months ended September 30, 2012, from $8.5 million for the three months ended September 30, 2011.

	Three Months Ended September 30,		Dollar	Percent
	2012	2011	Change	Change
	(Dollars in Thousands)
Interest expense
Deposits	$2,656	$5,702	$(3,046)	(53.4%)
FHLB advances	2,515	2,467	48	1.9
Repurchase agreements	217	206	11	5.3
Other borrowings	1	152	(151)	(99.3)

	$5,389	$8,527	$(3,138)	(36.8%)

The decrease in interest expense for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, was primarily due to a $3.0 million, or 53.4%, decrease in interest expense on deposits.

The decrease in interest expense on deposits was partially due to a $1.4 million decrease in interest expense on interest-bearing demand deposits, which was primarily caused by a 117 basis point decline in the average rate paid. Over the past year, the rate on the Absolute Checking product has been gradually reduced: at September 30, 2011, the Absolute Checking product paid an Annual Percentage Yield (“APY”) of 3.00% on balances up to $25,000, 0.30% on balances between $25,001 and $100,000, and 0.03% on balances greater than $100,000. At September 30, 2012, Absolute Checking paid an APY of 1.00% on balances up to $25,000 and 0.35% on balances greater than $25,000. Additionally, interest expense on time deposits has decreased by $1.4 million, which was due to a 58 basis point decrease in the average rate paid, as well as a $158.1 million decline in the average balance.

The average balance of borrowings increased by $405.3 million during the three months ended September 30, 2012, compared to the three months ended September 30, 2011; however, this increase was more than offset by a 119 basis point decline in the average rate for the same periods.

Net Interest Income. Net interest income increased by $11.1 million, or 54.4%, to $31.6 million for the three months ended September 30, 2012, from $20.5 million for the three months ended September 30, 2011. $1.3 million of this increase was attributable to the accretion of the Highlands purchase accounting discount. The net interest margin increased 83 basis points to 3.70% for the three months ended September 30, 2012, from 2.87% for the same period last year. The net interest rate spread increased 94 basis points to 3.54% for the three months ended September 30, 2012, from 2.60% for the same period last year. The increase in the net interest rate spread and margin was primarily attributable to changes in the earning asset mix, lower deposit and borrowing rates, and the accretion of the Highlands purchase accounting discount.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents, for the periods indicated, the total dollar amount of interest income earned on average interest earning assets and interest expense paid on average interest bearing liabilities. Also presented are the weighted average yields on interest earning assets, and rates paid on interest bearing liabilities, and the resultant spread. All average balances are daily average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended September 30,
	2012			2011
	Average			Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
One-to four-family real estate	$407,216	$5,494	5.40%	$381,322	$5,047	5.29%
Loans held for sale	886,743	9,104	4.11	416,924	4,540	4.36
Commercial real estate	762,521	12,286	6.44	524,516	8,660	6.60
Home equity/home improvement	143,125	1,936	5.41	141,483	2,019	5.71
Consumer	63,142	952	6.03	51,246	875	6.83
Commercial and industrial	206,509	2,967	5.75	43,806	697	6.36
Less: deferred fees and allowance for loan loss	(19,113)	—	0.00	(16,135)	—	0.00

Loans receivable [1]	2,450,143	32,739	5.34	1,543,162	21,838	5.66
Agency mortgage-backed securities	340,991	1,864	2.19	463,480	3,233	2.79
Agency collateralized mortgage obligations	470,203	1,724	1.47	695,367	3,336	1.92
Investment securities	56,948	501	3.52	59,577	537	3.61
FHLB and FRB stock	46,676	151	1.29	19,429	18	0.37
Interest earning deposit accounts	49,740	29	0.23	73,236	44	0.24

Total interest-earning assets	3,414,701	37,008	4.34	2,854,251	29,006	4.06

Non-interest-earning assets	192,400			128,364

Total assets	$3,607,101			$2,982,615

Interest-bearing liabilities:
Interest-bearing demand	$474,342	721	0.61	$484,926	2,155	1.78
Savings and money market	894,916	611	0.27	753,252	871	0.46
Time	476,666	1,324	1.11	634,754	2,676	1.69
Borrowings	863,949	2,733	1.27	458,620	2,825	2.46

Total interest-bearing liabilities	2,709,873	5,389	0.80	2,331,552	8,527	1.46

Non-interest-bearing checking	338,074			193,725

Non-interest-bearing liabilities	45,723			47,260

Total liabilities	3,093,670			2,572,537

Total shareholders’ equity	513,431			410,078

Total liabilities and shareholders’ equity	$3,607,101			$2,982,615

Net interest income and margin		$31,619	3.70%		$20,479	2.87%

Net interest income and margin (tax-equivalent basis) [2]		$31,793	3.72%		$20,653	2.89%

Net interest rate spread			3.54%			2.60%
Net earning assets	$704,828			$522,699

Average interest-earning assets to average interest-bearing liabilities	126.01%			122.42%

[1]

Calculated net of deferred fees, loan discounts, loans in process and allowance for loan losses. Construction loans have been included in the one- to four- family and commercial real estate line items, as appropriate.

[2]

In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for 2012 and 2011. Tax-exempt investments and loans had average balances of $52.2 million and $52.6 million for the three months ended September 30, 2012 and 2011, respectively.

Rate/Volume Analysis

The following schedule presents the dollar amount of changes in interest income and interest expense for major components of interest earning assets and interest bearing liabilities. It distinguishes between the changes related to outstanding balances (volume) and those due to changes in interest rates. The change in interest attributable to rate has been determined by applying the change in rate between periods to average balances outstanding in the earlier period. The change in interest due to volume has been determined by applying the rate from the earlier period to the change in average balances outstanding between periods. Changes attributable to both rate and volume which cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Three Months Ended September 30,
	2012 versus 2011
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
One-to four-family real estate	$348	$99	$447
Loans held for sale	4,838	(274)	4,564
Commercial real estate	3,840	(214)	3,626
Home equity/home improvement	23	(106)	(83)
Consumer	187	(110)	77
Commercial and industrial	2,344	(74)	2,270

Loans receivable	11,580	(679)	10,901
Agency mortgage-backed securities	(753)	(616)	(1,369)
Agency collateralized mortgage obligations	(933)	(679)	(1,612)
Investment securities	(23)	(13)	(36)
FHLB and FRB stock	48	85	133
Interest earning deposit accounts	(14)	(1)	(15)

Total interest-earning assets	9,905	(1,903)	8,002

Interest-bearing liabilities:
Interest-bearing demand	(46)	(1,388)	(1,434)
Savings and money market	143	(403)	(260)
Time	(571)	(781)	(1,352)
Borrowings	1,713	(1,805)	(92)

Total interest bearing liabilities	1,239	(4,377)	(3,138)

Net interest income	$8,666	$2,474	$11,140

Provision for Loan Losses. The provision for loan losses was $814,000 for the three months ended September 30, 2012, an increase of $233,000, or 40.1%, compared to the three months ended September 30, 2011. The balance of the allowance for loan losses increased by $3.3 million, to $19.8 million at September 30, 2012, from $16.5 million at September 30, 2011. The provision for loan losses and the balance of the allowance for loan losses increased due to increased loan production as well as subdued economic conditions. Net charge-offs totaled $208,000 for the third quarter of 2012, compared to $205,000 for the third quarter of 2011.

Non-interest Income. Non-interest income increased by $1.6 million, or 26.0%, to $7.8 million for the three months ended September 30, 2012, from $6.2 million for the three months ended September 30, 2011.

	Three Months Ended
	September 30,		Dollar	Percent
	2012	2011	Change	Change(1)
	(Dollars in Thousands)
Non-interest income
Service charges and fees	$4,885	$4,659	$226	4.9%
Other charges and fees	144	144	—	—
Net gain on sale of mortgage loans	1,030	1,710	(680)	(39.8)
Bank-owned life insurance income	210	118	92	78.0
Gain on sale of available for sale securities	898	—	898	N/M
Gain (loss) on sale and disposition of assets	187	(533)	720	N/M
Other	465	109	356	N/M

	$7,819	$6,207	$1,612	26.0%

(1) N/M—Not meaningful

The increase in non-interest income for the comparable quarters ended September 30, 2012 and 2011 was attributable to an $898,000 gain on the sale of available for sale securities and a $720,000 improvement in gain (loss) on sale and disposition of assets primarily due to a foreclosed commercial real estate value decline in 2011 that was not repeated in the current quarter. The net gain on the sale of mortgage loans decreased by $680,000, or 39.8%, as we closed out the pipeline from the sale of VPM, selling $41.3 million in the quarter ended September 30, 2012, compared to $62.2 million in the quarter ended September 30, 2011. In accordance with the agreement to sell VPM to Highlands Residential Mortgage, Ltd. (“HRM”), $101,000 in earn out was recognized in other non-interest income during the quarter ended September 30, 2012.

Service charges and fees increased $226,000 due to the Warehouse Purchase Program bringing in $495,000 in additional fee income, which was partially offset by a $205,000 decrease in insufficient funds fees compared to the quarter ended September 30, 2011. On October 1, 2012 the Company began refunding all ATM fees charged to customers with an Absolute Checking account, which will decrease future fee income.

Non-interest Expense. Non-interest expense increased by $2.6 million, or 14.2%, to $21.2 million for the three months ended September 30, 2012, from $18.6 million for the three months ended September 30, 2011.

	Three Months Ended
	September 30,		Dollar	Percent
	2012	2011	Change	Change(1)
	(Dollars in Thousands)
Non-interest expense
Salaries and employee benefits	$12,685	$11,751	$934	7.9%
Acquisition costs	242	—	242	N/M
Advertising	379	351	28	8.0
Occupancy and equipment	2,009	1,511	498	33.0
Outside professional services	578	769	(191)	(24.8)
Regulatory assessments	668	409	259	63.3
Data processing	1,530	1,168	362	31.0
Office operations	1,834	1,521	313	20.6
Other	1,285	1,087	198	18.2

	$21,210	$18,567	$2,643	14.2%

(1) N/M—Not meaningful

The increased non-interest expenses included Highlands-related acquisition costs of $242,000 and $273,000 in severance and benefits costs paid for the departure of our Chief Operating Officer in August 2012. Salaries and employee benefits expense increased $2.1 million due to the addition of employees from the Highlands acquisition as well as adding the three new ViewPoint Bank locations in 2011. This increase was partially offset by $1.4 million in salary savings from the sale of VPM. Occupancy and equipment expense increased $498,000, $333,000 of which was due to the addition of the rent for buildings acquired from Highlands. Data processing expense increased $362,000, of which $139,000 was related to the Highlands acquisition, as well as increased software renewal costs. $169,000 of the increase in office operations expenses was related to added costs from Highlands and $111,000 was attributable to an ATM servicing project.

Although VPM was sold in July 2012, $1.2 million in operating expenses were incurred during the three months ended September 30, 2012, as VPM worked all loans in the pipeline until the loans were purchased by an investor.

Income Tax Expense. During the three months ended September 30, 2012, we recognized income tax expense of $6.1 million on our pre-tax income, which resulted in an effective tax rate of 35.0%, compared to income tax expense of $2.4 million, which was an effective tax rate of 31.8%, for the three months ended September 30, 2011. The increase in the effective tax rate was primarily due to various immaterial adjustments to income tax expense recorded during the period.

Comparison of Results of Operations for the Nine Months Ended September 30, 2012 and 2011

General. Net income for the nine months ended September 30, 2012, was $24.9 million, an increase of $8.3 million, or 50.3%, from net income of $16.6 million for the nine months ended September 30, 2011. The increase in net income was driven by an increase in net interest income of $25.9 million, partially offset by a $10.3 million increase in non-interest expense and a $1.2 million decrease in non-interest income. The increased non-interest expenses included acquisition costs of $4.1 million related to the Highlands transaction, $129,000 in costs related to the sale of VPM, $755,000 in severance costs, as well as $308,000 in unrestricted stock awarded to the Company’s newly appointed CEO.

The decrease in non-interest income resulted from a $1.0 million gain on the sale of available for sale securities during the nine months ended September 30, 2012, compared to a $3.4 million gain during the nine months ended September 30, 2011. The decrease in gain on securities was partially offset by $1.8 million in gains on a community development-oriented private equity fund used for Community Reinvestment Act purposes recognized during the nine months ended September 30, 2012, compared to $763,000 in gains on the fund during the nine months ended September 30, 2011. Basic and diluted earnings per share for the nine months ended September 30, 2012, were $0.70, a $0.19 increase from $0.51 for the nine months ended September 30, 2011. Earnings per share for the nine months ended September 30, 2012, was reduced by $0.06 due to the increases in non-interest expense relating to the Highlands acquisition, the sale of VPM, severance costs and unrestricted stock awards, partially offset by the net gains of $2.8 million from the sale of securities and the gain on the private equity fund.

Interest Income. Interest income increased by $16.6 million, or 19.6%, to $101.5 million for the nine months ended September 30, 2012, from $84.9 million for the nine months ended September 30, 2011.

	Nine Months Ended
	September 30,		Dollar	Percent
	2012	2011	Change	Change
	(Dollars in Thousands)
Interest and dividend income
Loans, including fees	$87,349	$63,132	$24,217	38.4%
Securities	13,678	21,559	(7,881)	(36.6)
Interest-bearing deposits in other financial institutions	86	144	(58)	(40.3)
FHLB and FRB stock	398	52	346	665.4

	$101,511	$84,887	$16,624	19.6%

The increase in interest income for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, was primarily due to a $24.2 million, or 38.4%, increase in interest income on loans. Accretion of the Highlands purchase accounting discount contributed $2.7 million to the increase for the comparable periods.

Interest income on loans held for sale (consisting primarily of Warehouse Purchase Program loans) increased $11.4 million, as the average balance increased by $404.3 million for the comparable nine month periods ended September 30, 2012 and 2011. Additionally, the average balance of commercial real estate loans increased by $185.9 million during the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, contributing to a $7.6 million increase in interest income. The average balance of C&I loans for the nine months ended September 30, 2012, increased by $113.4 million from the same period in 2011, contributing to a $4.6 million increase in interest income.

These increases were partially offset by a $7.9 million, or 36.6%, decline in interest on securities, which resulted primarily from the sale of securities and normal paydowns as well as a reduction in the yield on securities. Overall, the yield on interest-earning assets increased by 16 basis points, to 4.28% for the nine months ended September 30, 2012, from 4.12% for the nine months ended September 30, 2011.

Interest Expense. Interest expense decreased by $9.3 million, or 35.0%, to $17.2 million for the nine months ended September 30, 2012, from $26.5 million for the nine months ended September 30, 2011.

	Nine Months Ended
	September 30,		Dollar	Percent
	2012	2011	Change	Change
	(Dollars in Thousands)
Interest expense
Deposits	$9,132	$18,045	$(8,913)	(49.4%)
FHLB advances	7,384	7,360	24	0.3
Repurchase agreements	671	611	60	9.8
Other borrowings	29	450	(421)	(93.6)

	$17,216	$26,466	$(9,250)	(35.0%)

The decrease in interest expense for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, was primarily due to an $8.9 million, or 49.4%, decrease in interest expense on deposits.

The decrease in interest expense on deposits was partially due to a $4.0 million decrease in interest expense on time accounts, which was caused by a $158.0 million decline in the average balance during the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, and a 53 basis point decline in the average rate for the same periods. Additionally, interest expense on interest-bearing demand deposits declined by $3.7 million, primarily due to a 110 basis point decline in the average rate, from 1.90% for the nine months ended September 30, 2011, to 0.80% for the nine months ended September 30, 2012. Over the past year, the rate on the Absolute Checking product has been gradually reduced: at September 30, 2011, the Absolute Checking product paid an Annual Percentage Yield (“APY”) of 3.00% on balances up to $25,000, 0.30% on balances between $25,001 and $100,000, and 0.03% on balances greater than $100,000. At September 30, 2012, Absolute Checking paid an APY of 1.00% on balances up to $25,000 and 0.35% on balances greater than $25,000.

Interest expense on other borrowings decreased by $421,000, or 93.6%, due to the prepayment in October 2011 of four promissory notes totaling $10.0 million. Each of the four promissory notes had an interest rate of 6% per annum.

Net Interest Income. Net interest income increased by $25.9 million, or 44.3%, to $84.3 million for the nine months ended September 30, 2012, from $58.4 million for the nine months ended September 30, 2011. The net interest margin increased 71 basis points to 3.55% for the nine months ended September 30, 2012, from 2.84% for the same period last year. The net interest rate spread increased 82 basis points to 3.37% for the nine months ended September 30, 2012, from 2.55% for the same period last year. The increase in the net interest rate spread and margin was primarily attributable to changes in the earning asset mix, lower deposit and borrowing rates, and the impact of the Highlands acquisition.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents, for the periods indicated, the total dollar amount of interest income earned on average interest earning assets the interest expense paid on average interest bearing liabilities. Also presented are the weighted average yields on interest-earning assets and rates paid on interest-bearing liabilities, and the resultant spread. All average balances are daily average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	Nine Months Ended September 30,
	2012			2011
	Average			Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
One-to four-family real estate	$403,068	$16,153	5.34%	$379,074	$15,198	5.35%
Loans held for sale	743,699	23,000	4.12	339,374	11,636	4.57
Commercial real estate	690,228	33,028	6.38	504,343	25,424	6.72
Home equity/home improvement	143,003	5,912	5.51	140,953	6,089	5.76
Consumer	58,679	2,705	6.15	55,946	2,794	6.66
Commercial and industrial	154,086	6,551	5.67	40,676	1,991	6.53
Less: deferred fees and allowance for loan loss	(17,914)	—	0.00	(15,543)	—	0.00

Loans receivable [1]	2,174,849	87,349	5.36	1,444,823	63,132	5.83
Agency mortgage-backed securities	339,356	6,221	2.44	468,553	9,796	2.79
Agency collateralized mortgage obligations	512,436	5,953	1.55	677,082	10,064	1.98
Investment securities	57,102	1,504	3.51	63,437	1,699	3.57
FHLB and FRB stock	38,432	398	1.38	16,932	52	0.41
Interest earning deposit accounts	41,356	86	0.28	76,170	144	0.25

Total interest-earning assets	3,163,531	101,511	4.28	2,746,997	84,887	4.12

Non-interest-earning assets	174,363			137,055

Total assets	$3,337,894			$2,884,052

Interest-bearing liabilities:
Interest-bearing demand	$484,495	2,890	0.80	$464,261	6,623	1.90
Savings and money market	849,284	1,734	0.27	731,869	2,901	0.53
Time	492,838	4,508	1.22	650,843	8,521	1.75
Borrowings	700,684	8,084	1.54	397,658	8,421	2.82

Total interest-bearing liabilities	2,527,301	17,216	0.91	2,244,631	26,466	1.57

Non-interest-bearing checking	289,355			192,184

Non-interest-bearing liabilities	44,744			38,257

Total liabilities	2,861,400			2,475,072

Total shareholders’ equity	476,494			408,980

Total liabilities and shareholders’ equity	$3,337,894			$2,884,052

Net interest income and margin		$84,295	3.55%		$58,421	2.84%

Net interest income and margin (tax-equivalent basis) [2]		$84,812	3.57%		$58,944	2.86%

Net interest rate spread			3.37%			2.55%
Net earning assets	$636,230			$502,366

Average interest-earning assets to average interest-bearing liabilities	125.17%			122.38%

[1]

Calculated net of deferred fees, loan discounts, loans in process and allowance for loan losses. Construction loans have been included in the one- to four- family and commercial real estate line items, as appropriate.

[2]

In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for 2012 and 2011. Tax-exempt investments and loans had average balances of $52.2 million and $52.7 million for the nine months ended September 30, 2012 and 2011, respectively.

Rate/Volume Analysis

The following schedule presents the dollar amount of changes in interest income and interest expense for major components of interest earning assets and interest bearing liabilities. It distinguishes between the changes related to outstanding balances (volume) and those due to changes in interest rates. The change in interest attributable to rate has been determined by applying the change in rate between periods to average balances outstanding in the earlier period. The change in interest due to volume has been determined by applying the rate from the earlier period to the change in average balances outstanding between periods. Changes attributable to both rate and volume which cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Nine Months Ended September 30,
	2012 versus 2011
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
One-to four-family real estate	$962	$(7)	$955
Loans held for sale	12,608	(1,244)	11,364
Commercial real estate	8,952	(1,348)	7,604
Home equity/home improvement	88	(265)	(177)
Consumer	132	(221)	(89)
Commercial and industrial	4,854	(294)	4,560

Loans receivable	27,596	(3,379)	24,217
Agency mortgage-backed securities	(2,471)	(1,104)	(3,575)
Agency collateralized mortgage obligations	(2,166)	(1,945)	(4,111)
Investment securities	(167)	(28)	(195)
FHLB and FRB stock	121	225	346
Interest earning deposit accounts	(71)	13	(58)

Total interest-earning assets	22,842	(6,218)	16,624

Interest-bearing liabilities:
Interest-bearing demand	277	(4,010)	(3,733)
Savings and money market	409	(1,576)	(1,167)
Time	(1,791)	(2,222)	(4,013)
Borrowings	4,588	(4,925)	(337)

Total interest bearing liabilities	3,483	(12,733)	(9,250)

Net interest income	$19,359	$6,515	$25,874

Provision for Loan Losses. The provision for loan losses was $3.2 million for the nine months ended September 30, 2012, an increase of $415,000, or 15.1%, compared to the nine months ended September 30, 2011. The balance of the allowance for loan losses increased by $3.3 million, to $19.8 million at September 30, 2012, from $16.5 million at September 30, 2011. The provision for loan losses and the balance of the allowance for loan losses increased due to increased loan production as well as subdued economic conditions. Net charge-offs declined to $808,000 for the nine months ended September 30, 2012, from $1.1 million for the nine months ended September 30, 2011.

Non-interest Income. Non-interest income decreased by $1.2 million, or 5.1%, to $23.1 million for the nine months ended September 30, 2012, from $24.3 million for the nine months ended September 30, 2011.

	Nine Months Ended
	September 30,		Dollar	Percent
	2012	2011	Change	Change
	(Dollars in Thousands)
Non-interest income
Service charges and fees	$13,950	$14,027	$(77)	(0.5%)
Other charges and fees	437	544	(107)	(19.7)
Net gain on sale of mortgage loans	5,436	5,538	(102)	(1.8)
Bank-owned life insurance income	484	403	81	20.1
Gain on sale of available for sale securities	1,014	3,415	(2,401)	(70.3)
Gain (loss) on sale and disposition of assets	50	(749)	799	106.7
Impairment of goodwill	(818)	(271)	(547)	(201.8)
Other	2,509	1,403	1,106	78.8

	$23,062	$24,310	$(1,248)	(5.1%)

The decrease in non-interest income for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, was primarily attributable to a $3.4 million gain on the sale of available for sale securities in 2011, compared to a gain of $1.0 million during the comparable period in 2012. This decrease was partially offset by a $1.1 million increase in other non-interest income, related to a $1.8 million increase in the value of an equity investment in a community development-oriented private equity fund used for Community Reinvestment Act purposes in 2012, compared to a value increase of $763,000 during the comparable period in 2011. Also, the Company recognized a $95,000 gain on the unwinding of $40.0 million in repurchase agreements acquired from Highlands in 2012.

Gain (loss) on sale and disposition of assets improved $799,000, primarily due to a foreclosed commercial real estate value decline in 2011 that was not repeated in 2012. The decrease in non-interest income was also a result of a $1.1 million in losses associated with the sale of VPM, including the full impairment of VPM’s remaining goodwill of $818,000 and $223,000 from fixed asset disposals. Net gain on the sale of mortgage loans decreased by $102,000, or 1.8%, as we closed out the pipeline from the sale of VPM, selling $179.1 million in loans during the nine months ended September 30, 2012, compared to $197.7 million during the nine months ended September 30, 2011.

Service charges and fees decreased slightly by $77,000 due to a $710,000 decline in non-sufficient funds fees, as less items were returned in 2012 compared to 2011, and lower debit card interchange income of $385,000. These declines were offset by a $1.2 million increase in Warehouse Purchase Program fee income. On October 1, 2012, the Company began refunding all ATM fees charged to customers with an Absolute Checking account, which will decrease future fee income.

Non-interest Expense. Non-interest expense increased by $10.3 million, or 18.5%, to $66.0 million for the nine months ended September 30, 2012, from $55.7 million for the nine months ended September 30, 2011.

	Nine Months Ended
	September 30,		Dollar	Percent
	2012	2011	Change	Change(1)
	(Dollars in Thousands)
Non-interest expense
Salaries and employee benefits	$38,519	$35,147	$3,372	9.6%
Acquisition costs	4,127	—	4,127	N/M
Advertising	1,154	1,217	(63)	(5.2)
Occupancy and equipment	5,431	4,333	1,098	25.3
Outside professional services	1,752	2,126	(374)	(17.6)
Regulatory assessments	1,873	1,866	7	0.4
Data processing	4,392	3,366	1,026	30.5
Office operations	5,313	4,452	861	19.3
Other	3,424	3,189	235	7.4

	$65,985	$55,696	$10,289	18.5%

(1) NM—Not meaningful

The increased non-interest expenses included Highlands-related acquisition costs of $4.1 million and $226,000 in severance costs related to the Highlands acquisition and the sale of VPM, as well as $529,000 in severance and benefit costs paid for the departures of our General Counsel and our Chief Operating Officer. Salaries and employee benefits expense increased $4.3 million due to the addition of employees from the Highlands acquisition, as well as adding three new ViewPoint Bank locations in 2011. This increase was partially offset by $1.7 million in salary savings from the sale of VPM. Occupancy and equipment expense increased $1.1 million, of which $659,000 was due to the addition of the rent for buildings acquired from Highlands. Data processing expenses increased $1.0 million, of which $426,000 was related to the Highlands acquisition, as well as increased software renewal costs. $370,000 of the increase in office operations expense was related to the Highlands acquisition and $500,000 was attributable to an ATM servicing project. Although VPM was sold in July 2012, $6.7 million in operating expenses were incurred during the nine months ended September 30, 2012, as VPM worked all loans in the pipeline until the loans were purchased by an investor.

Income Tax Expense. During the nine months ended September 30, 2012, we recognized income tax expense of $13.3 million on our pre-tax income, which was an effective tax rate of 34.9%, compared to income tax expense of $7.7 million, which was an effective tax rate of 31.9%, for the nine months ended September 30, 2011. The increase in the effective tax rate was primarily due to various immaterial adjustments to income tax expense recorded during the period.

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

The Liquidity Committee monitors liquidity positions and projections, and adds liquidity contingency planning to the process by focusing on possible scenarios that would stress liquidity beyond the Bank’s normal business liquidity needs. These scenarios may include stressing loan demand and borrowing ability while focusing on high probability- high impact, high probability-low impact, low probability-high impact, and low probability-low impact stressors.

Management recognizes that the events and their severity of liquidity stress leading up to and occurring during a liquidity stress event cannot be precisely defined or listed. Nevertheless, management believes that liquidity stress events can be categorized into sources and uses of liquidity, and levels of severity, with responses that apply to various situations.

In addition to the primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of September 30, 2012, the Company had an additional borrowing capacity of $271.1 million with the FHLB. Also, at September 30, 2012, the Company had $91.0 million in federal funds lines of credit available with other financial institutions. The Company may also use the discount window at the Federal Reserve Bank as a source of short-term funding. Federal Reserve Bank borrowing capacity varies based upon securities pledged to the discount window line. As of September 30, 2012, securities pledged had a collateral value of $150.7 million.

As of September 30, 2012, the Company had classified 44.4% of its securities portfolio as available for sale, providing an additional source of liquidity. Management believes that because active markets exist and our securities portfolio is of high quality, our available for sale securities are marketable. In addition, we have historically sold mortgage loans in the secondary market to create another source of liquidity and to manage interest rate risk. Participations in loans we originate, including portions of commercial real estate loans, are sold to create still another source of liquidity and to manage borrower concentration risk as well as interest rate risk.

Liquidity management is both a daily and long-term function of business management. Short term excess liquidity is generally placed in short-term investments, such as overnight deposits and federal funds sold. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. The Company’s primary source of funds consists of the net proceeds retained by the Company from our initial public offering in 2006 and our “second-step” offering in July 2010. We also have the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At September 30, 2012, the Company (on an unconsolidated basis) had liquid assets of $53.0 million.

The Bank uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. Total approved loan commitments (including Warehouse Purchase Program commitments and unused lines of credit) amounted to $429.1 million and $436.6 million at September 30, 2012, and December 31, 2011. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Company. Certificates of deposit scheduled to mature in one year or less at September 30, 2012 totaled $336.0 million with a weighted average rate of 0.74%.

During the nine months ended September 30, 2012, cash and cash equivalents increased by $14.4 million, or 31.0%, to $60.7 million as of September 30, 2012, from $46.3 million as of December 31, 2011. Cash provided by investing activities of $261.8 million offset cash used by financing activities of $111.1 million and cash used in operating activities of $136.3 million. Primary sources of cash for the nine months ended September 30, 2012 included proceeds from the sale of loans held for sale of $8.26 billion (primarily related to our Warehouse Purchase Program), maturities, prepayments and calls of available-for-sale securities of $486.5 million and proceeds from FHLB advances of $590.0 million. Primary uses of cash for the nine months ended September 30, 2012, included loans originated or purchased for sale of $8.44 billion (primarily related to our Warehouse Purchase Program), purchases of available-for-sale securities of $416.1 million and repayments on FHLB advances of $484.2 million.

Please see Item 1A (Risk Factors) under Part 1 of the Company’s 2011 Form 10-K for information regarding liquidity risk.

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments

The following table presents our longer term, non-deposit related, contractual obligations and commitments to extend credit to our borrowers, in aggregate and by payment due dates (not including any interest amounts). In addition to the commitments below, overdraft protection is available to our depositors in the amount of $72.0 million at September 30, 2012.

	September 30, 2012
	Less than One Year	After one through Three Years	After four through Five Years	After Five Years	Total
	(Dollars in thousands)
Contractual obligations:
FHLB advances (gross of restructuring prepayment penalty of $3,450)	$657,026	$79,412	$96,034	$23,146	$855,618
Repurchase agreement	—	—	—	25,000	25,000
Operating leases (premises)	2,479	4,406	3,556	6,169	16,610

Total advances and operating leases	$659,505	$83,818	$99,590	$54,315	897,228

Off-balance sheet loan commitments: [1]
Unused commitments to extend credit	$145,390	—	—	—	145,390
Unused commitment on Warehouse Purchase Program loans	276,697	—	—	—	276,697
Standby letters of credit	6,981	—	—	—	6,981

Total loan commitments	$429,068	$—	$—	$—	$429,068

Total contractual obligations and loan commitments					$1,326,296

[1]	Loans having no stated maturity are reported in the “Less than One Year” category.

Capital Resources

The Bank and the Company are subject to minimum capital requirements imposed by the OCC and the FRB. Consistent with our goal to operate a sound and profitable organization, our policy is for the Bank and the Company to maintain “well-capitalized” status under the capital categories of the OCC and the FRB. Based on capital levels at September 30, 2012, and December 31, 2011, the Bank and the Company were considered to be well-capitalized.

At September 30, 2012, the Bank’s equity totaled $408.2 million. The Company’s equity totaled $516.4 million, or 14.2% of total assets, at September 30, 2012.

	Actual		Required for Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of September 30, 2012:
Total risk-based capital
the Company	$502,160	23.08%	$174,086	8.00%	$217,608	10.00%
the Bank	394,033	18.12	173,998	8.00	217,497	10.00
Tier 1 risk-based capital
the Company	482,325	22.16	87,043	4.00	130,565	6.00
the Bank	374,198	17.20	86,999	4.00	130,498	6.00
Tier 1 leverage
the Company	482,325	13.54	142,522	4.00	178,153	5.00
the Bank	374,198	10.51	142,467	4.00	178,084	5.00

As of December 31, 2011:
Total risk-based capital
the Company	$421,185	25.46%	$132,336	8.00%	$165,421	10.00%
the Bank	336,694	20.36	132,279	8.00	165,349	10.00
Tier 1 risk-based capital
the Company	403,698	24.40	66,168	4.00	99,252	6.00
the Bank	319,207	19.31	66,140	4.00	99,209	6.00
Tier 1 leverage
the Company	403,698	12.58	128,398	4.00	160,498	5.00
the Bank	319,207	9.94	128,517	4.00	160,647	5.00

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

The Bank is subject to interest rate risk to the extent that its interest-bearing liabilities, primarily deposits, FHLB advances and other borrowings, reprice more rapidly or slowly, or at different rates (basis risk) than its interest-earning assets, primarily loans and investment securities.

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

As illustrated in the tables below, the Bank was within policy limits for all scenarios tested. The tables presented below, as of September 30, 2012, and December 31, 2011, are internal analyses of our interest rate risk as measured by changes in EVE and EAR for instantaneous, parallel, and sustained shifts for all market rates and yield curves, in 100 basis point increments, up 400 basis points and down 100 basis points.

As illustrated in the September 30, 2012, table below, our EVE would be positively impacted by a parallel, instantaneous, and sustained increase in market rates of 100, 200, 300 or 400 basis points. Such an increase in rates would positively impact EVE as a result of the duration of assets, including variable rate loans acquired in the Highlands transaction, being less than the duration of liabilities, primarily deposit accounts and FHLB borrowings. As illustrated in the September 30, 2012, table below, our EAR would be positively impacted by a parallel, instantaneous, and sustained increase in market rates of 200, 300, or 400 basis points. As market interest rates rise and variable loan rates move above their floors, the interest rate repricing of variable rate and maturing loans and securities increases net interest income.

Economic Value of Equity and Earnings at Risk

(Dollar amounts in thousands)

September 30, 2012	Economic Value of Equity				Earnings at Risk (12 months)
Change in Interest Rates in Basis Points	Estimated EVE	Estimated Increase / (Decrease) in EVE		EVE Ratio	Estimated Net Interest Income	Increase /(Decrease) in Estimated Net Interest Income
	$ Amount	$ Change	% Change		$ Amount	$ Change	% Change
400	517,835	13,953	2.77	15.00	145,406	12,549	9.45
300	527,255	23,373	4.64	14.99	139,602	6,744	5.08
200	529,889	26,007	5.16	14.80	133,658	800	0.60
100	523,836	19,954	3.96	14.40	130,017	(2,841)	(2.14)
0	503,882	—	—	13.68	132,858	—	—
(100)	478,739	(25,143)	(4.99)	12.84	131,249	(1,609)	(1.21)

December 31, 2011	Economic Value of Equity				Earnings at Risk (12 months)
Change in Interest Rates in Basis Points	Estimated EVE	Estimated Increase / (Decrease) in EVE		EVE Ratio	Estimated Net Interest Income	Increase /(Decrease) in Estimated Net Interest Income
	$ Amount	$ Change	% Change		$ Amount	$ Change	% Change
400	392,825	(17,571)	(4.28)	13.22	93,440	10,734	12.98
300	410,840	444	0.11	13.51	89,242	6,536	7.90
200	420,598	10,202	2.49	13.54	84,896	2,190	2.65
100	421,130	10,734	2.62	13.30	80,798	(1,908)	(2.31)
0	410,396	—	—	12.75	82,706	—	—
(100)	383,397	(26,999)	(6.58)	11.76	85,652	2,946	3.56

The Bank’s EVE was $503.9 million, or 13.68%, of the economic value of assets as of September 30, 2012, a $93.5 million increase from $410.4 million, or 12.75%, of the economic value of assets as of December 31, 2011. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $26.0 million increase in our EVE at September 30, 2012, compared to a $10.2 million increase at December 31, 2011, and would result in a 112 basis point increase in our EVE ratio to 14.80% at September 30, 2012, as compared to a 79 basis point increase to 13.54% at December 31, 2011. An immediate 100 basis point decrease in market interest rates would result in a $25.1 million decrease in our EVE at September 30, 2012, compared to a $27.0 million decrease at December 31, 2011, and would result in an 84 basis point decrease in our EVE ratio to 12.84% at September 30, 2012, as compared to a 99 basis point decrease in our EVE ratio to 11.76% at December 31, 2011.

The Bank’s EAR for the twelve months ending September 30, 2013 is measured at $132.9 million, compared to $82.7 million for the twelve months ending December 31, 2012. Based on the assumptions utilized, an immediate 200 basis point increase in market rates would result in an $800 thousand, or 0.60%, increase in net interest income for the twelve months ending September 30, 2013, compared to a $2.2 million, or 2.65%, increase for the twelve months ending December 31, 2012. An immediate 100 basis point decrease in market rates would result in a $1.6 million decrease in net interest income for the twelve months ending September 30, 2013, compared to a $2.9 million increase for the twelve months ending December 31, 2012.

We have implemented a strategic plan to mitigate interest rate risk. This plan includes the ongoing review of our mix of fixed rate versus variable rate loans, investments, deposits, and borrowings. When available and appropriate, high quality adjustable rate assets are purchased or originated. These assets generally reduce our EVE sensitivity to upward interest rate shocks. On the liability side of the balance sheet, term borrowings are added as appropriate. These borrowings will be of a size and term so as to mitigate the impact of duration mismatches, reducing our sensitivity to upward interest rate shocks. These strategies are implemented as needed and as opportunities arise to mitigate interest rate risk without materially sacrificing earnings.

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

The Board of Directors and management believe that the Bank’s ability to successfully manage and mitigate its exposure to interest rate risk is strengthened by several key factors. For example, the Bank manages its balance sheet duration and overall interest rate risk by placing a preference on originating and retaining adjustable rate loans. In addition, the Bank borrows at various maturities from the FHLB to mitigate mismatches between the asset and liability portfolios. Furthermore, the investment securities portfolio is used as a primary interest rate risk management tool through the duration and repricing targeting of purchases and sales.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2012. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company’s internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its common stock during the three months ended September 30, 2012.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and between the Registrant and Highlands Bancshares, Inc. (incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 9, 2011 (File No. 001-34737))

3.1	Charter of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-165509))

3.2	Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-165509))

4.0	Certificate of Registrant’s Common Stock (incorporated herein by reference to Exhibit 4.0 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-165509))

10.1	Form of Severance Agreement between ViewPoint Bank and the following executive officers: Pathie E. McKee and Mark L. Williamson (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 17, 2011 (File No. 001-34737))

10.2	Summary of Director Board Fee Arrangements (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007 (File No. 001-32992))

10.3	ViewPoint Bank Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 0-24566-01))

10.4	Amended and Restated ViewPoint Bank Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 0-24566-01))

10.5	Executive Officer Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 26, 2011 (File No. 001-34737))

10.6	Resignation, Consulting, Noncompetition, Non-solicitation and Confidentiality Agreement and Release between the Registrant and Garold R. Base (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2012 (File No. 001-34737))

10.7	Employment Agreement between the Registrant and ViewPoint Bank, N.A. and Kevin Hanigan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4 filed with the SEC on January 17, 2012 (File No. 333-179037))

10.8	Form of General Release between the Registrant and Mark E. Hord (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2012 (File No. 001-34737))

10.9	Form of General Release between the Registrant and James C. Parks (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 10, 2012 (File No. 001-34737))

11	Statement regarding computation of per share earnings (See Note 2 of the Condensed Notes to Unaudited Consolidated Interim Financial Statements included in this Form 10-Q).

31.1	Rule 13a – 14(a)/15d – 14(a) Certification (Chief Executive Officer)

31.2	Rule 13a – 14(a)/15d – 14(a) Certification (Chief Financial Officer)

32	Section 1350 Certifications

101*	Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Condensed Notes to Unaudited Consolidated Interim Financial Statements.*

*	As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ViewPoint Financial Group, Inc.
(Registrant)

Date: October 29, 2012	/s/ Kevin J. Hanigan
Kevin J. Hanigan
President and Chief Executive Officer
(Duly Authorized Officer)

Date: October 29, 2012	/s/ Pathie E. McKee
Pathie E. McKee
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits:

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.0	Section 1350 Certifications

101*	Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Condensed Notes to Unaudited Consolidated Interim Financial Statements.*

*	As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.