Form 10-K
period 2012-12-31
ViewPoint Financial Group Inc.
filed 2013-02-20
CIK 1487052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant was $602.0 million as of June 30, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter. Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are “affiliates”.
There were issued and outstanding 39,612,911 shares of the Registrant’s common stock as of February 19, 2013.
DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of Form 10-K
Portions of the definitive Proxy Statement to be used in conjunction with the Registrant’s Annual Meeting of Shareholders.	Part III

VIEWPOINT FINANCIAL GROUP, INC.
FORM 10-K
December 31, 2012

PART I

Item 1.	Business
Special Note Regarding Forward-Looking Statements

When used in filings by ViewPoint Financial Group, Inc. (the “Company,” “we,” or “our” in these financial statements) with the Securities and Exchange Commission (the “SEC”) in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “intends” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things: changes in economic conditions; legislative changes; changes in policies by regulatory agencies; fluctuations in interest rates; the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; the Company's ability to access cost-effective funding; fluctuations in real estate values and both residential and commercial real estate market conditions; demand for loans and deposits in the Company's market area; the industry-wide decline in mortgage production; competition; changes in management's business strategies; our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we have acquired or may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; and other factors set forth under Risk Factors in the Company's Form 10-K that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The factors listed above could materially affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake - and specifically declines any obligation - to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances occurring after the date of such statements.
General
The Company, a Maryland corporation, is a full stock holding company for its wholly owned subsidiary, ViewPoint Bank, National Association (the “Bank”).
On April 2, 2012, the Company completed its acquisition of Highlands Bancshares, Inc. (“Highlands”), parent company of The First National Bank of Jacksboro, which operated in Dallas under the name Highlands Bank (the "Highlands acquisition"). This was a strategic, in-market acquisition to provide growth opportunities in North Texas. As part of the acquisition, Highlands President and CEO Kevin Hanigan joined the Company and the Bank as president and chief executive officer. He also was appointed to the Company's and the Bank's Board of Directors, along with Highlands board member Bruce Hunt. In this stock-for-stock transaction, Highlands' shareholders received 0.6636 shares of the Company's common stock in exchange for each share of Highlands' common stock. As a result, the Company issued 5,513,061 common shares with an acquisition date fair value of total consideration paid of $86.1 million, based on the Company's closing stock price of $15.62 on April 2, 2012 including an insignificant amount of cash paid in lieu of fractional shares.

On June 5, 2012, the Bank and ViewPoint Bankers Mortgage, Inc. (doing business as ViewPoint Mortgage) ("VPM"), our wholly owned mortgage banking subsidiary, entered into a definitive agreement (the “Agreement”) with Highlands Residential Mortgage, Ltd. (no relation to Highlands) (“HRM”) to sell substantially all of the assets of VPM to HRM, subject to certain closing conditions the "VPM sale"). The terms of the Agreement provided for HRM to, subject to certain conditions contained in the Agreement, (i) purchase VPM's loan pipeline and all of VPM's existing construction loan portfolio, together with certain furniture, fixtures and equipment, (ii) assume substantially all of VPM's loan production office leases and its equipment leases, (iii) hire no less than 95% of the current VPM employees and satisfactorily release VPM from certain employment contracts, and (iv) make additional earn out payments to VPM. Following completion of the sale, the Agreement provided an opportunity for the Bank to partner with HRM to continue providing the Bank's customers with residential mortgage services. The transaction closed in the third quarter of 2012.

Unless the context otherwise requires, references in this document to the “Company” refer to ViewPoint Financial Group, Inc. and its predecessor, ViewPoint Financial Group, a United States corporation, and references to the “Bank” refer to ViewPoint Bank, N.A. References to “we,” “us,” and “our” means ViewPoint Financial Group, Inc. or ViewPoint Bank, N.A. , unless the context otherwise requires.
The Company and the Bank were examined and regulated by the Office of Thrift Supervision (“OTS”), its primary federal regulator until July 2011, when regulatory oversight of the Company transferred to the Board of Governors of the Federal Reserve System ("FRB"), and regulatory oversight of the Bank transferred to the thrift division of the Office of the Comptroller of the Currency (“OCC”). On December 19, 2011, the Bank converted its charter from a federal thrift charter to a national banking charter, with regulatory oversight by the OCC and certain back-up oversight by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is required to have certain reserves and stock set by the FRB and is a member of the Federal Home Loan Bank of Dallas, which is one of the 12 regional banks in the Federal Home Loan Bank (“FHLB”) System.
Business Strategies

Our principal business consists of attracting retail deposits from the general public and the business community and investing those funds, along with borrowed funds, in commercial real estate loans, secured and unsecured commercial and industrial loans, as well as permanent loans secured by first and second mortgages on owner-occupied, one- to four-family residences and consumer loans. Additionally, the Warehouse Purchase Program allows mortgage banking company customers to close one- to four-family real estate loans in their own name and manage its cash flow needs until the loans are sold to investors. We also offer brokerage services for the purchase and sale of non-deposit investment and insurance products through a third party brokerage arrangement. Our operating revenues are derived principally from interest earned on interest-earning assets including loans and investment securities and service charges and fees on deposits and other account services. Our primary sources of funds are deposits, FHLB advances and other borrowings, and payments received on loans and securities. We offer a variety of deposit accounts that provide a wide range of interest rates and terms, generally including savings, money market, term certificate and demand accounts.
Our principal objective is to remain an independent, community-oriented financial institution, providing outstanding service and innovative products to customers in our primary market area. Our Board of Directors adopted a strategy designed to maintain growth and profitability, a strong capital position and high asset quality. This strategy primarily involves:

•	Continuing the growth and diversification of our loan portfolio
Over the past year, we have continued to successfully transition our lending activities from a predominantly consumer driven model to become a more diversified organization by emphasizing four key business line initiatives: 1.) Warehouse Purchase Program, through which we provide funding for unaffiliated mortgage originators through our purchase of participation interests in mortgage loans held for sale in the secondary market, 2.) commercial real estate lending, 3.) consumer banking and 4.) commercial and industrial lending. During 2012, a renewed focus was initiated in the growth of the commercial and industrial lending portfolio, as experienced lenders from our market area were added to the organization resulting from the Highlands acquisition, and additional new lenders were hired in an effort to drive the business forward. This effort resulted in the improved diversification of the overall loan portfolio, and improved the sensitivity of our interest-earning assets with shorter term commercial loans that are often priced against some variable interest rate index. Our added Treasury Management emphasis provides depository products and services to our commercial customers and serves as a catalyst for deposit growth.

•	Maintaining our historically high asset quality
We believe that strong asset quality is a key to long-term financial success. We seek to maintain high asset quality and moderate credit risk by strictly adhering to our strong lending policies, and to maintain low charge-off ratios and low levels of non-performing assets. We intend to continue our efforts to grow and diversify our loan portfolio and to adhere to sound credit management principles.

•	Focusing on the total customer relationship
We offer customers a wide range of products and services that provide us with diversification of revenue sources and solidify customer relationships. We focus on providing our customers with excellent customer service and creative financial solutions. It is our objective to know our customers and their businesses better than our competition, provide effective ideas and solutions for their financial needs, and execute the delivery of these products and services in an efficient and professional manner.

•	Continuing community banking emphasis
We will continue to operate as a community banking organization focused on meeting the needs of consumers and small-to-mid sized businesses in our market areas. We will do so by providing a high degree of service and responsiveness combined with a variety of products and services. In addition to developing deep relationships with our existing customers, we intend to expand our business with potential new customers by leveraging our well-established involvement in the communities that we serve. We are very focused on supporting the communities in which we do business, and in exhibiting exceptional corporate citizenship.
Market Areas
We are headquartered in Plano, Texas, and have 31 full-service branches, 29 located in our primary market area, the Dallas/Fort Worth Metroplex, and two First National Bank of Jacksboro locations in Jack and Wise Counties in Texas. We also have one commercial loan production office located in Houston. Based on the most recent branch deposit data provided by the FDIC (as of June 2012), we ranked fourth in deposit share in Collin County, with 8.46% of total deposits, and ninth in the Dallas/Fort Worth Metropolitan Statistical Area, with 1.24% of total deposits.
Our market area includes a diverse population of management, professional and sales personnel, office employees, manufacturing and transportation workers, service industry workers, government employees and self-employed individuals. The population includes a skilled work force with a wide range of education levels and ethnic backgrounds. Major employment sectors include financial services, manufacturing, education, health and social services, retail trades, transportation and professional services. There were 18 companies headquartered in the Dallas/Fort Worth Metroplex included on the Fortune 500 list for 2012, giving our market area the sixth-highest concentration of such companies among U.S. metropolitan areas. Large employers headquartered in our market area include Exxon Mobil, AT&T, Kimberly-Clark, Dr. Pepper/Snapple, American Airlines, Texas Instruments, J.C. Penney, Dean Foods and Southwest Airlines.
For December 2012, the Dallas/Fort Worth Metroplex reported an unemployment rate (not seasonally adjusted) of 5.9%, compared to the national average of 7.6% (source is Bureau of Labor Statistics Local Area Unemployment Statistics Unemployment Rates for Metropolitan Areas, using the Dallas-Fort Worth-Arlington, Texas Metropolitan Statistical Area.)
Lending Activities
The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and discounts and allowances for losses) as of the dates indicated.

	December 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial real estate	$839,908	49.68%	$585,328	47.66%	$479,640	43.33%	$454,483	40.52%	$436,483	34.92%

Commercial and industrial:
Commercial	245,799	14.54	54,479	4.44	39,279	3.54	27,983	2.49	18,574	1.49
Warehouse lines of credit	32,726	1.94	16,141	1.31	—	—	—	—	53,271	4.26
Total commercial and industrial	278,525	16.48	70,620	5.75	39,279	3.54	27,983	2.49	71,845	5.75

Consumer:
One- to four- family real estate	378,255	22.37	379,944	30.94	381,584	34.47	406,268	36.22	476,412	38.11
Home equity/home improvement	135,001	7.98	140,966	11.48	139,165	12.57	138,000	12.30	124,073	9.93
Other consumer	59,080	3.49	51,170	4.17	67,366	6.09	94,895	8.47	141,169	11.29
Total consumer	572,336	33.84	572,080	46.59	588,115	53.13	639,163	56.99	741,654	59.33

Total loans held for investment, gross	1,690,769	100.00%	1,228,028	100.00%	1,107,034	100.00%	1,121,629	100.00%	1,249,982	100.00%

Net of:
Deferred fees and discounts, net	486		516		(73)		(1,160)		(1,206)
Allowance for loan losses	(18,051)		(17,487)		(14,847)		(12,310)		(9,068)
Total loans held for investment, net	$1,673,204		$1,211,057		$1,092,114		$1,108,159		$1,239,708

Loans held for sale	$1,060,720		$834,352		$491,985		$341,431		$159,884

The following table shows the composition of our loan portfolio by fixed and adjustable rate as of the dates indicated.

	December 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed rate loans:
Commercial real estate	$448,735	26.54%	$309,064	25.17%	$299,849	27.09%	$284,741	25.39%	$271,830	21.75%
Commercial and industrial	46,805	2.77	25,408	2.07	26,744	2.42	10,901	0.97	10,213	0.82
Consumer:
One- to four- family real estate	281,727	16.66	283,200	23.06	276,260	24.96	282,948	25.23	352,369	28.19
Home equity/home improvement	103,964	6.15	107,586	8.76	103,760	9.37	105,230	9.38	107,176	8.57
Other consumer	49,035	2.90	40,549	3.30	50,229	4.53	76,102	6.78	120,564	9.65
Total consumer	434,726	25.71	431,335	35.12	430,249	38.86	464,280	41.39	580,109	46.41
Total fixed rate loans	930,266	55.02	765,807	62.36	756,842	68.37	759,922	67.75	862,152	68.98
Adjustable rate loans:
Commercial real estate	391,173	23.14	276,264	22.50	179,791	16.24	169,742	15.14	164,653	13.17
Commercial and industrial [1]	231,720	13.71	45,212	3.68	12,535	1.13	17,082	1.52	61,632	4.93
Consumer:
One- to four- family real estate	96,528	5.71	96,744	7.87	105,324	9.51	123,320	10.99	124,043	9.92
Home equity/home improvement	31,037	1.84	33,380	2.72	35,405	3.20	32,770	2.92	16,897	1.35
Other consumer	10,045	0.58	10,621	0.87	17,137	1.55	18,793	1.68	20,605	1.65
Total consumer	137,610	8.13	140,745	11.46	157,866	14.26	174,883	15.59	161,545	12.92
Total adjustable rate loans	760,503	44.98	462,221	37.64	350,192	31.63	361,707	32.25	387,830	31.02
Total loans held for investment, gross	1,690,769	100.00%	1,228,028	100.00%	1,107,034	100.00%	1,121,629	100.00%	1,249,982	100.00%
Net of:
Deferred fees and discounts, net	486		516		(73)		(1,160)		(1,206)
Allowance for loan losses	(18,051)		(17,487)		(14,847)		(12,310)		(9,068)
Total loans held for investment, net	$1,673,204		$1,211,057		$1,092,114		$1,108,159		$1,239,708

Loans held for sale	$1,060,720		$834,352		$491,985		$341,431		$159,884

1 Includes warehouse lines of credit, which are classified as secured commercial lines of credit.

The following schedule illustrates the contractual maturity of our loan portfolio (not including loans held for sale) at December 31, 2012. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. Purchased credit impaired loans are reported at their contractual interest rate. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Commercial Real Estate		Commercial and Industrial		Consumer - Real Estate		Consumer - Other		Total Loans Held For Investment
Due During Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
2013 [1]	$48,325	6.54%	$157,434	4.27%	$9,002	6.15%	$13,636	8.41%	$228,397	5.07%
2014	38,762	5.82	53,044	4.33	8,037	6.06	7,751	6.82	107,594	5.17
2015	193,209	5.26	21,558	5.17	4,916	6.41	10,649	6.39	230,332	5.33
2016-2017	242,221	5.75	40,767	4.94	10,324	6.31	23,384	4.96	316,696	5.61
2018-2022	296,609	5.82	5,086	5.84	45,709	5.62	2,882	6.77	350,286	5.80
2023-2027	16,376	4.92	636	5.03	135,534	4.99	778	8.23	153,324	5.00
2028 and following	4,406	5.72	—	-	299,734	5.36	—	-	304,140	5.37
Total	$839,908		$278,525		$513,256		$59,080		$1,690,769

1 Includes demand loans, loans having no stated maturity and overdraft loans.
The total amount of loans due after December 31, 2013 which have fixed interest rates is $858.6 million, or 58.7%. The total amount of loans due after December 31, 2013 which have floating or adjustable interest rates is $603.8 million, or 41.3%.
Lending Authority. The Company's Chief Credit Officer can approve secured loans up to $2 million and unsecured loans up to $500,000, while the Company's Chief Executive Officer can approve loans up to $3 million, either secured or unsecured. The Management Loan Committee has authority to approve Warehouse Purchase Program maximum aggregate outstanding balances up to $20 million, commercial real estate loans up to $12.5 million, and commercial & industrial loans up to $5 million. Loans over these amounts must be approved the Bank's Board Loan Committee.

At December 31, 2012, under federal regulation, the maximum amount we could lend to any one borrower and borrower's related entities was approximately $60.7 million. Our five largest relationships, excluding Warehouse Purchase Program customers, consisted of 18 loans that totaled $152.2 million, or 9.0% of total loans held for investment, at December 31, 2012. The 18 loans making up this total were all secured commercial real estate projects, with property types primarily being retail and office in nature. The majority of project locations are in Texas, with primary and secondary market exposure. The largest relationship contains three loans totaling $55.3 million with both retail and office collateral. Of the $152.2 million to these five borrowers, none of the 18 loans are rated Criticized or Classified.
Commercial Real Estate Lending. The commercial real estate lending initiative began in 2003 with the Company purchasing participations from financial institutions on a variety of investor owned commercial projects. This business model evolved into what is ongoing today: direct relationships with primarily regional owners of commercial retail and office projects occupied by local, regional, and national tenants. Although the Company has financed other project types (multifamily, industrial, mixed use, etc.) these other project types do not constitute a significant concentration of the commercial real estate portfolio. 93% of these projects are located in Texas, with primary, secondary, and some tertiary markets represented.

The Company's commercial real estate lending business model is relatively unique and its success has been tested over many years. The primary focus of the analysis and repayment reliance of the loan is almost exclusively the commercial project itself, as opposed to a combination of project and sponsorship reliance. By choosing this project reliance focus, the Company makes sure the project has ample equity at loan inception rather than relying on it developing in the future when sponsorship liquidity might not equal project liquidity needs. Although most guaranty structures do not include guaranty of payment, the additional equity investment required at loan inception generally ensures that the project ownership is engaged and attentive to the project's ongoing success. Most guaranty structures include guarantees regarding fraud and misrepresentation. The Company also has a Chief Appraiser in house to help order, review, and approve appraisals, both commercial and residential.

The Company's reliance on loan structures that emphasize upfront equity rather than back-end guaranty of payment provides multiple benefits to the Company, most driven by the lower initial loan balance. For example,the lower loan balance typically drives the initial loan to value ratio of each project well below regulatory requirements for commercial projects. This lower ratio also provides a cushion in case appraised values drop as a result of reduced occupancy, reduced cash flow, or increased capitalization rates. The low loan balance also aids in achieving a higher debt yield ratio (net operating income to loan amount), and a higher debt service coverage ratio (net operating income to debt service requirement), both important metrics for the Company. Escrows for taxes and insurance are typically maintained for loans in this portfolio, as well as funds for tenant improvement or leasing commissions as anticipated. Regular financial information is gathered to stay apprised of the financial status of the project. Although a guaranty of payment is not utilized on these transactions, the Company does require annual statements on the sponsors in order to identify other projects likely to cause financial hardship to our borrower.

This portfolio also includes a smaller portion of commercial real estate loans to owner occupied businesses. These loans are typically characterized by higher loan to value ratios than our other commercial real estate loans but generally come with an unlimited guaranty of payment from the company owner(s). At December 31, 2012, the commercial real estate lending portfolio totaled $839.9 million.
Commercial and Industrial Lending. The establishment of the commercial and industrial lending group is the most recent Company lending initiative. With origins beginning in 2007, we initially offered secured term loan facilities to small business owners for equipment and rolling stock needs, with annual monitoring performed. As this business segment grew, the Company began making larger loans to larger borrowers and revolving lines of credit were added to the product offering. The portfolio in this business group increased with the acquisition of Highlands in April 2012, which resulted in the addition of a staff of experienced loan officers and a sizable commercial and industrial loan portfolio.

Our commercial and industrial borrowers are typically located within Texas, but often provide their products and services regionally or nationally. Loans are generally secured by a pledge on business assets such as accounts receivable, inventory, equipment, vehicles, etc., with the objective of reducing loan balances more quickly than the decline in useful life or value of the asset. The likelihood of loans being paid depends on the success of the business itself, and economic conditions can play a large role in the long term viability of a company. We generally obtain personal guarantees for privately held companies.
Financial information on these borrowers is required at regular intervals, with company information required on monthly or quarterly terms and annual personal financial statements required on owner/guarantors. Covenants are included in loan structure with the most common being leverage, liquidity and debt service covenants. Leverage covenants generally include debt to tangible net worth or minimum tangible net worth, while liquidity covenants generally include minimum liquidity, minimum Earnings Before Interest, Taxes, Depreciation, and Amortizations (EBITDA), and minimum current ratio.
During 2012, the Company established lending relationships with two banks in an effort to obtain energy loans by way of participations purchased. The Company was successful in purchasing energy loans and accumulated commitments in excess of $70 million during the year. The Company obtains any required reserve valuations from an established third party engineering firm.
At December 31, 2012, the commercial and industrial lending portfolio totaled $245.8 million, including the energy loans referenced above.
Warehouse Purchase Program. The Warehouse Purchase Program, which the Company initiated in July 2008, allows unaffiliated mortgage originators to close one- to four-family real estate loans in their own name and manage its cash flow needs until the loans are sold to investors (the “Warehouse Purchase Program”). The Company purchases a 100% participation interest in the mortgage loans originated by our mortgage banking company customers, which are then held as one- to four- family mortgage loans held for sale on a short-term basis. The mortgage banking company has no obligation to offer and we have no obligation to purchase these participation interests. The mortgage banking company closes mortgage loans consistent with underwriting standards established by approved investors and once the loan closes, our participation interest is delivered by us to the investor selected by the originator and approved by the Company.
The mortgage banking company customers are located across the U.S. and originate loans primarily through traditional retail and/ or wholesale business models. These customers are strategically targeted for their experienced management teams and thoroughly analyzed to ensure long term and profitable business models. By using this approach the Company believes that this type of lending carries a lower risk profile than one- to four- family loans held for investment based on the short term nature of the held for sale exposure, combined with the additional strength of the mortgage originator sponsorship.

Warehouse Purchase Program maximum aggregate outstanding balances range in size from $10 million to $45 million, with the "house limit" set at $35 million. The maximum aggregate outstanding balances are priced using a combined base rate and a risk premium set for both product type (Prime, Jumbo, etc.) and age of the loan. The typical maximum aggregate outstanding balance includes the payment guaranty of company owners holding significant ownership positions, along with non-interest bearing pledged deposits in line with the maximum aggregate outstanding balance purchase limit. Typical covenants include minimum tangible net worth, maximum leverage and minimum liquidity. As loans age, the Company requires loan paydowns to reduce the Company's risk involving loans that are not purchased by investors on a timely basis.

At December 31, 2012, the Company had 43 mortgage banking company customers with maximum aggregate outstanding balances of $1.3 billion and an aggregate outstanding balance of $1.1 billion. The aggregate average outstanding balance during 2012 ($772 million) increased dramatically over the aggregate average outstanding balance during 2011($415 million) as the low interest rate environment kept volume levels high for both originators and investors. The average mortgage loan being purchased by the Company reflects a blend of both Conforming and Government loan characteristics, and confirms the Company's contention regarding a lower risk profile; average metrics include a loan to value (LTV) of 85%, an average credit score of 734, and an average loan size of $205,000.
One- to Four-Family Real Estate Lending. For the first seven months of 2012 prior to the VPM sale, we originated $201.3 million of one- to four- family mortgage loans through VPM. Of the $201.3 million in loans closed, $145.9 million were sold to outside investors, while the remaining $55.4 million were retained in the Company's portfolio. After the VPM sale in July 2012, the Company partnered with HRM to provide residential mortgage services to its customers through a referral program. The Company periodically purchases one- to four- family loans from HRM and other correspondents on both a servicing retained and servicing released basis. At December 31, 2012, our one- to four-family loan portfolio totaled $378.3 million.
Home Equity/Home Improvement Lending. Our consumer home equity/home improvement loans totaled $135.0 million at December 31, 2012. All of our home equity loans are secured by Texas real estate. Under Texas law, home equity borrowers are allowed to borrow a maximum of 80% (combined loan-to-value of the first lien, if any, plus the home equity loan) of the fair market value of their primary residence. The same 80% combined loan-to-value maximum applies to home equity lines of credit, with the home equity line further limited to 50% of the fair market value of the home. As a result, our home equity loans and home equity lines of credit have low loan-to-value ratios compared to similar loans in most other states. Home equity lines of credit are originated with an adjustable rate of interest based on the Wall Street Journal Prime (“Prime”) rate of interest plus a margin. Home equity lines of credit have up to a ten year draw period and amounts may be re-borrowed after payment at any time during the draw period. While the rate of interest continues to float, once the draw period has lapsed, the payment is amortized over a ten year period based on the loan balance at that time.
Other Consumer Lending. We offer a variety of secured and unsecured consumer loans, including new and used automobile loans, recreational vehicle loans and loans secured by savings deposits. We originate our consumer loans primarily in our market areas. At December 31, 2012, our other consumer loan portfolio totaled $59.1 million.
Loan Originations, Purchases, Sales, Repayments and Servicing
The Company attempts to meet the needs of the markets it serves by originating thoroughly analyzed and documented loans to both businesses and consumers. These loans typically involve a direct relationship with the borrower, owner(s), and management of the borrowing entity in an attempt to better identify borrower needs and better identify risks to the Company that must be mitigated in the loan structure. It is not unusual for a loan request to be so large as to exceed the Company's house limit for transaction size, or for the Company to have a concentration to a particular borrower or industry, such that a smaller loan size is preferred.

In these instances the Company will solicit one or more financial partners to take a portion of a transaction by way of purchasing a participation in the loan. The participation agreement outlines the relationship between the Company and the participant with regard to borrower access, loan servicing, loan documents, etc. The participant ends up having an indirect relationship with the borrower through the Company; essentially becoming a “silent partner” in the transaction. The participant's transactional involvement is typically limited to only that provided by the Company as “agent” in the transaction, and the participation interest is sold without recourse.

When a participation arrangement is unacceptable to the financial partner and a direct relationship with the borrower is the only structure acceptable, a syndication arrangement is often formed. In a syndication arrangement the financial partner has a direct relationship with the borrower and has its own documents, with terms that mirror those of the agent bank. Just like in a participation, the financial partner shares pro-rata in collateral, but because syndication partners are essentially equal in rights and responsibilities there is usually a designated partner responsible for administering the flow of funds and information between the parties. The Company has entered into the sale of both participations and syndications from warehouse, commercial real estate, and commercial and industrial borrowers in an attempt to meet our borrower's needs and stay within our own risk tolerances.

The Company has also entered into the purchase of both participation and syndication transactions as a means of assisting our financial partners who may have encountered excess loan exposure to their own borrowers. The rights and remedies of these purchases are essentially the same as outlined under the sale of a participation or syndication. A participation purchased would give the Company little to no access to our financial partner's borrower and we would have to accept the terms outlined and documents used for that borrower.

In 2012, the Company sold $19.5 million in participations and syndications and purchased $84.4 million in participations and syndications.
The following table shows the loan origination, purchase, sales and repayment activities (including loans held for sale) of the Company for the periods indicated.

	Year Ended December 31,
	2012	2011	2010
Originations by type:	(Dollars in thousands)
Commercial real estate	$337,203	$241,978	$95,457
Commercial and industrial	148,685	34,444	25,379
Consumer:
One- to four- family real estate	201,301	367,184	487,746
Home equity/home improvement	30,132	34,614	34,371
Other consumer	28,289	22,459	23,124
Total consumer	259,722	424,257	545,241
Total loans originated	745,610	700,679	666,077
Purchases:
Loans acquired through acquisition	283,381	—	—
Commercial and industrial	84,383	—	—
One- to four- family real estate¹	12,815,419	8,062,531	7,785,854
Total loans purchased	13,183,183	8,062,531	7,785,854
Sales and Repayments:
Commercial real estate	3,000	21,761	7,452
Commercial and industrial	16,500	—	—
One- to four- family real estate¹	12,529,385	7,530,360	7,726,951
Other consumer	—	4,494	1,344
Total loans sold	12,548,885	7,556,615	7,735,747
Principal repayments	690,799	743,234	580,225
Total reductions	13,239,684	8,299,849	8,315,972
Decrease in other items, net	(594)	(2,051)	(1,450)
Net increase	$688,515	$461,310	$134,509

1 Includes Warehouse Purchase Program loans

Asset Quality

An accurate assessment of asset quality is essential to the long term health of the Company. Failure to identify deterioration in the Company's largest asset category, loans, could result in a shortfall of loan loss reserves needed for loans requiring charge off, and a charge against capital would be required. Credit analysts, loan officers, and lending managers are charged with not only proper risk analysis before loans are made, but also after they are booked and performing as expected. The goal is to identify the proper risk status and take actions appropriate to that risk. The Company has a risk rating system and a loss reserve methodology for each category of loan that includes Pass, Special Mention, Substandard, Doubtful, and Loss. The Company also regularly engages the services of third party firms to perform an independent assessment of individual loan risk grades and the processes for risk identification.

The Company has a variety of monitoring tools that serve as indicators of potential borrower weakness and early warning signs of possible risk grade deterioration. For example, a borrower's inability to provide ongoing loan documentation, maintain positive balances in deposit accounts, and make loan payments as scheduled are all signs of potential deterioration in a borrower's financial condition and the need for a review of the asset risk grade. Borrowers who are unable to meet original loan terms and require concessions on structure that the Company would not ordinarily grant are automatically downgraded and examined for the need of additional reserves to cover specific impairment. Loans are reviewed regularly to ensure that they are properly graded, structured to meet the borrower's cash flow capability, and considered in the Company's calculation of the allowance for loan losses.

Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at December 31, 2012.

	Loans Delinquent For:
	30-89 Days			90 Days and Over			Total Loans Delinquent 30 Days or More
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)
Commercial real estate	9	$3,425	0.41%	7	$1,128	0.13%	16	$4,553	0.54%
Commercial and industrial [1]	20	2,596	0.93	18	2,867	1.03	38	5,463	1.96

Consumer:
One- to four- family real estate	79	8,966	2.37	28	3,845	1.02	107	12,811	3.39
Home equity/home improvement	32	1,153	0.85	6	624	0.46	38	1,777	1.32
Other consumer	77	714	1.21	4	49	0.08	81	763	1.29
Total consumer	188	10,833	1.89	38	4,518	0.79	226	15,351	2.68

Total loans	217	$16,854	1.00%	63	$8,513	0.50%	280	$25,367	1.50%
1 There were no past due warehouse lines of credit for the period presented
Non-performing Assets. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio. Loans are placed on nonaccrual status when the collection of principal and/or interest becomes doubtful or other factors involving the loan warrant placing the loan on nonaccrual status. Loans that are past due 30 days or greater are considered delinquent. Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is a purchased credit impaired loan that is performing according to its expected cash flows. Consumer loans are typically charged off no later than 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

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

Troubled debt restructurings, which are accounted for under ASC 310-40, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a below market interest rate, a reduction in principal, or a longer term to maturity. All troubled debt restructurings are initially classified as nonaccruing loans, regardless of whether the loan was performing at the time it was restructured. Once a troubled debt restructuring has performed according to its modified terms for six months and the collection of future principal and interest under the revised terms is deemed probable, the Company places the loan back on accruing status. At December 31, 2012, the Company had $18.0 million in troubled debt restructurings, $13.8 million of which were classified as nonaccrual, including $11.2 million of commercial real estate loans. Of the $13.8 million in nonaccrual troubled debt restructurings, $11.5 million were not delinquent at December 31, 2012.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Nonaccruing loans:
Commercial real estate	$13,609	$16,076	$9,812	$4,682	$—
Commercial and industrial [1]	5,401	430	272	44	174
Consumer:
One- to four- family real estate	6,854	5,340	5,938	6,007	1,290
Home equity/home improvement	1,077	1,226	1,306	562	306
Other consumer	262	26	300	380	447
Total consumer	8,193	6,592	7,544	6,949	2,043
Total non-performing loans	27,203	23,098	17,628	11,675	2,217

Foreclosed assets:
Commercial real estate	662	1,553	2,219	3,455	843
Consumer:
One- to four- family real estate	1,224	733	449	462	718
Other consumer	15	7	11	—	83
Total consumer	1,239	740	460	462	801
Total foreclosed assets	1,901	2,293	2,679	3,917	1,644
Total non-performing assets	$29,104	$25,391	$20,307	$15,592	$3,861

Total non-performing assets as a percentage of total assets [2]	0.79%	0.80%	0.69%	0.66%	0.17%
Total non-performing loans as a percentage of total loans [2]	1.61%	1.88%	1.59%	1.04%	0.18%

Performing troubled debt restructurings:
Commercial real estate	$3,384	$2,860	$1,119	$—	$1,796
Commercial and industrial	207	26	—	79	—
One- to four- family real estate	509	136	143	343	93
Home equity/home improvement	49	107	—	113	67
Other consumer	67	142	26	443	572
Total	$4,216	$3,271	$1,288	$978	$2,528
1 There were no non-performing or troubled debt restructured warehouse lines of credit for the periods presented.
2 Purchased credit impaired (PCI) loans are not considered nonperforming loans, and accordingly, are not included in the non-performing loans to total loans ratio as a numerator, but are included in total loans reflected in the denominator. The result is a downward trend in the ratio when compared to prior periods, assuming all other factors stay the same. Similarly, other asset quality ratios, such as the allowance for loan losses to total loans ratio will reflect a downward trend, assuming all other factors stay the same, due to the impact of PCI loans on the denominator with no corresponding impact in the numerator. At December 31, 2012, loans past due over 90 days that were still accruing interest totaled $593,000 and consisted entirely of PCI loans.

For the year ended December 31, 2012, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms throughout the entire year amounted to $1.4 million. The amount that was included in interest income on these loans for the year ended December 31, 2012 was $11,000.
At December 31, 2012, $31.4 million in loans were individually impaired; $4.5 million of the allowance for loan losses was allocated to impaired loans at period-end. A loan is impaired when it is probable, based on current information and events, that the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreements. Troubled debt restructurings are also considered impaired. Impaired loans are measured on an individual basis for individually significant loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses as a specific loss reserve. Please see “Comparison of Financial Condition at December 31, 2012, and December 31, 2011 — Loans” contained in Item 7 of this report for more information.
Other Loans of Concern. The Company has other loans that are currently performing and do not meet the criteria for impairment, but where some concern exists. Deterioration on these loans may result in the future inclusion of these loans in the non-performing asset categories. These loans consist of residential and commercial real estate and commercial and industrial loans that are rated as “special mention,” meaning that these loans have potential weaknesses that deserve management’s close attention. These loans are not adversely classified according to regulatory classifications and do not expose the Company to sufficient risk to warrant adverse classification. These loans have been considered in management’s determination of our allowance for loan losses. Excluding the non-performing assets set forth in the table above, as of December 31, 2012, there was an aggregate of $20.8 million of these potential problem loans. Of the $20.8 million, three commercial real estate loans totaling $14.7 million were not delinquent at December 31, 2012, but are being monitored due to circumstances such as low occupancy rate, low debt service coverage or prior payment history problems.
Classified Assets. Loans and other assets, such as debt and equity securities, considered by management to be of lesser quality, are classified as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obliger or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses of those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.
We regularly review the problem assets in our portfolio to determine the appropriate classification. The aggregate amount of classified assets at the dates indicated was as follows:

	At December 31,
	2012	2011
	(Dollars in thousands)
Loss	$—	$—
Doubtful	5,334	5,159
Substandard	50,351	25,730
Total classified loans	55,685	30,889
Foreclosed assets	1,901	2,293
Total classified assets	$57,586	$33,182

Classified assets as a percentage of equity	11.06%	8.17%
Classified assets as a percentage of assets	1.57	1.04
Classified loans increased by $24.8 million, to $55.7 million at December 31, 2012, from $30.9 million  at December 31, 2011. This increase was primarily due to $23.5 million in classified loans acquired from Highlands.
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

For the general component of the allowance for loan losses, we stratify the loan portfolio into homogeneous groups of loans that possess similar loss potential characteristics and apply a loss ratio to these groups of loans to estimate the credit losses in the loan portfolio. We use both historical loss ratios and qualitative loss factors assigned to major loan collateral types to establish loss allocations. The historical loss ratio is generally defined as an average percentage of net annual loan losses to loans outstanding. Qualitative loss factors are based on management’s judgment of company-specific data and external economic indicators and how this information could impact the Company’s specific loan portfolios. The Allowance for Loan Loss Committee sets and adjusts qualitative loss factors by reviewing changes in loan composition and the seasonality of specific portfolios. The Committee also considers credit quality and trends relating to delinquency, non-performing and/or classified loans and bankruptcy within the Company’s loan portfolio when evaluating qualitative loss factors. Additionally, the Committee adjusts qualitative factors to account for the potential impact of external economic factors, including the unemployment rate, housing prices, vacancy rates and inventory levels specific to our primary market area.
For the specific component of the allowance for loan losses, commercial and industrial, one- to four-family and commercial real estate loans are individually analyzed for impairment when management has concerns about the borrower’s ability to repay. Loss estimates include the negative difference, if any, between the current fair value of the collateral or the estimated discounted cash flows and the loan amount due.
At December 31, 2012, our allowance for loan losses was $18.1 million, or 1.07% of the total loan portfolio. Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, reflects estimated credit losses in our loan portfolio. See Notes 1 and 6 of the Notes to Consolidated Financial Statements under Item 8 of this report.

The following table sets forth an analysis of our allowance for loan losses.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Balance at beginning of period	$17,487	$14,847	$12,310	$9,068	$6,165
Charge-offs:
Commercial real estate	187	15	624	835	180
Commercial and industrial [1]	1,178	470	638	720	453
Consumer:
One- to four- family	515	238	279	455	145
Home equity/home improvement	283	249	123	59	60
Other consumer	1,039	850	1,330	2,926	3,188
Total consumer	1,837	1,337	1,732	3,440	3,393
Total charge-offs	3,202	1,822	2,994	4,995	4,026
Recoveries:
Commercial real estate	—	29	—	—	—
Commercial and industrial [1]	114	38	67	37	22
Consumer:
One- to four- family	42	30	15	13	13
Home equity/home improvement	28	30	4	19	4
Other consumer	443	365	326	516	719
Total consumer	513	425	345	548	736
Total recoveries	627	492	412	585	758
Net charge-offs	2,575	1,330	2,582	4,410	3,268
Provision for loan losses	3,139	3,970	5,119	7,652	6,171
Balance at end of period	$18,051	$17,487	$14,847	$12,310	$9,068
Ratio of net charge-offs during the period to
average loans outstanding during the period	0.11%	0.09%	0.17%	0.31%	0.30%
Ratio of net charge-offs during the period to
average non-performing assets	9.45%	5.82%	14.38%	45.34%	96.08%
Allowance as a percentage of non-performing loans[2]	66.36%	75.71%	84.22%	105.44%	409.02%
Allowance as a percentage of total loans [2]
(end of period)	1.07%	1.42%	1.34%	1.10%	0.73%
1 There was no net charge-off activity on warehouse lines of credit for the periods presented.
2 Purchased credit impaired (PCI) loans are not considered nonperforming loans, and accordingly, are not included in the non-performing loans to total loans ratio as a numerator, but are included in total loans reflected in the denominator. The result is a downward trend in the ratio when compared to prior periods, assuming all other factors stay the same. Similarly, other asset quality ratios, such as the allowance for loan losses to total loans ratio will reflect a downward trend, assuming all other factors stay the same, due to the impact of PCI loans on the denominator with no corresponding impact in the numerator. At December 31, 2012, loans past due over 90 days that were still accruing interest totaled $593,000 and consisted entirely of PCI loans.

The distribution of our allowance for losses on loans at the dates indicated is summarized below. In 2012, the balances in our commercial real estate and commercial and industrial portfolios increased, leading to growth in their respective allowance for loan loss categories. Conversely, as the one- to four-family real estate portfolio has declined, its respective loan loss reserve has decreased.

	December 31,
	2012		2011		2010		2009		2008
	Allocated Allowance	% (a)	Allocated Allowance	% (a)	Allocated Allowance	% (a)	Allocated Allowance	% (a)	Allocated Allowance	% (a)
	(Dollars in thousands)
Commercial real estate	$11,304	49.68%	$10,621	47.66%	$7,949	43.33%	$6,457	40.52%	$4,175	34.92%
Commercial	2,541	14.54	2,074	4.44	1,652	3.54	1,382	2.49	862	1.49
Warehouse lines of credit	33	1.94	16	1.31	—	—	—	—	477	4.26
Consumer:
One- to four- family real estate	2,356	22.37	3,027	30.94	3,307	34.47	2,379	36.22	1,675	38.11
Home equity/home improvement	1,199	7.98	1,043	11.48	936	12.57	730	12.30	460	9.93
Other consumer	618	3.49	706	4.17	1,003	6.09	1,362	8.47	1,419	11.29
Total	$18,051	100.00%	$17,487	100.00%	$14,847	100.00%	$12,310	100.00%	$9,068	100.00%
(a) Loans outstanding as a percentage of total loans held for investment
Investment Activities
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
The Executive Vice President/Chief Financial Officer delegates the basic responsibility for the management of our investment portfolio to the Senior Vice President/Director of Treasury and Finance, subject to the direction and guidance of the Asset/Liability Management Committee. The Senior Vice President/Director of Treasury and Finance considers various factors when making decisions, including the marketability, duration, maturity and tax consequences of the proposed investment. The amount, mix, and maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.
The general objectives of our investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to optimize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. Our investment securities currently consist primarily of agency collateralized mortgage obligations, agency mortgage-backed securities, Small Business Administration securitized loan pools consisting of only the U.S. government guaranteed portion, and Texas entity municipal bonds. These securities are of industry investment grade, possess acceptable credit risk and have an aggregate market value in excess of total amortized cost as of December 31, 2012. For more information, please see Note 5 of the Notes to Consolidated Financial Statements under Item 8 of this report and “Asset/Liability Management” under Item 7A of this report. The table below reflects the regulatory stock holdings at December 31, 2012 and associated dividends earned for the year then ended.

December 31, 2012
(dollars in thousands)
Federal Reserve stock	$7,005
Federal Home Loan Bank stock	38,020
Total	$45,025

Year ended
December 31, 2012
Federal Reserve cash dividends	$441
Federal Home Loan Bank stock dividends	121

The following table sets forth the composition of our securities portfolio and other investments at the dates indicated. At December 31, 2012, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies or United States GSEs.

	December 31,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale:
SBA pools	$3,342	$3,448	$4,161	$4,222	$5,084	$5,108
Agency collateralized mortgage obligations	116,723	117,486	293,584	294,670	357,340	357,892
Agency mortgage-backed securities	164,023	166,100	133,907	134,853	351,385	354,497
Total available for sale	284,088	287,034	431,652	433,745	713,809	717,497

Held to maturity:
US Government and agency bonds	—	—	—	—	9,997	10,165
Municipal bonds	50,456	55,472	50,473	55,413	50,488	50,085
Agency collateralized mortgage obligations	186,467	189,423	269,516	274,010	209,193	206,280
Agency mortgage-backed securities	123,631	131,258	180,499	188,719	162,841	167,766
Total held to maturity	360,554	376,153	500,488	518,142	432,519	434,296

Total investment securities	644,642	663,187	932,140	951,887	1,146,328	1,151,793

FHLB and Federal Reserve Bank stock	45,025	45,025	37,590	37,590	20,569	20,569

Total securities	$689,667	$708,212	$969,730	$989,477	$1,166,897	$1,172,362

The composition and contractual maturities of the investment securities portfolio as of December 31, 2012, excluding FRB stock and FHLB stock, are indicated in the following table. However, it is expected that investment securities with a prepayment option will generally repay their principal in full prior to contractual maturity. Prepayment options exist for the SBA pools, agency collateralized mortgage obligations and agency mortgage-backed securities. In addition, the municipal bonds in the “over 10 years” category are callable between 2017 and 2020. The weighted average yield is based on amortized cost.

	1 year or less		1 to 5 years		5 to 10 years		After 10 years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)
Available for sale:
SBA pools	$—	—%	$477	2.71%	$2,865	2.63%	$—	—%	$3,342	2.64%	$3,448
Agency collateralized mortgage obligations	—	—	—	—	—	—	116,723	1.09	116,723	1.09	117,486
Agency mortgage-backed securities	—	—	—	—	16,426	1.04	147,597	1.58	164,023	1.53	166,100
Total available for sale	—	—	477	2.71	19,291	1.28	264,320	1.36	284,088	1.36	287,034

Held to maturity:
Municipal bonds	1,468	3.47	4,646	3.57	14,032	3.80	30,310	3.76	50,456	3.75	55,472
Agency collateralized mortgage obligations	—	—	—	—	19,976	4.14	166,491	1.14	186,467	1.46	189,423
Agency mortgage-backed securities	—	—	—	—	66,849	3.55	56,782	2.93	123,631	3.26	131,258
Total held to maturity	1,468	3.47	4,646	3.57	100,857	3.70	253,583	1.86	360,554	2.40	376,153

Total investment securities	$1,468	3.47%	$5,123	3.49%	$120,148	3.31%	$517,903	1.60%	$644,642	1.94%	$663,187

Sources of Funds
General. Our sources of funds are deposits, borrowings, payments of principal and interest on loans and investments, sales of loans and funds provided from operations.

Deposits. The Company's deposit base is our primary source of funding and consists of core deposits from the communities served by our branch and office locations. We offer a variety of deposit accounts with a competitive range of interest rates and terms to both consumers and businesses. Deposits include interest-bearing and non-interest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts. These accounts earn interest at rates established by management based on competitive market factors, management's desire to increase certain product types or maturities, and in keeping with our asset/liability, liquidity and profitability objectives. Competitive products, competitive pricing and high touch customer service are important to attracting and retaining these deposits.

The Company has historically been an active bidder for public fund deposits within the state of Texas. This strategy has been refined to one which will seek to attract future public funds primarily in the direct markets that we serve and only at rates that are consistent with our strategy of providing a low cost source of core funding for the Company. At December 31, 2012 and 2011, the Company's public fund deposits totaled $186.5 million and $251.4 million, respectively.
The Company has opted to provide an avenue for large depositors to maintain full FDIC insurance coverage for all deposits up to $50 million. Under an agreement with Promontory Interfinancial Network, we participate in the Certificate of Deposit Account Registry Service (CDARS) and the Insured Cash Sweep (ICS) money market product. These are deposit-matching programs which distribute excess balances on deposit with the Company across other participating banks. In return, those participating financial institutions place their excess customer deposits with the Company in a reciprocal amount. These products are designed to enhance our ability to attract and retain customers and increase deposits by providing additional FDIC insurance for large deposits. Due to the nature of the placement of the funds, CDARS and ICS deposits are classified as “brokered deposits” by regulatory agencies. At December 31, 2012 and 2011, we had $88.5 million and $92.3 million, respectively, in aggregate reciprocal CDARS and ICS deposits.
The following table sets forth our deposit flows during the periods indicated.

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Opening balance	$1,963,491	$2,017,550	$1,796,665
Net deposits and withdrawals	202,862	(76,533)	189,870
Interest	11,453	22,474	31,015

Ending balance	$2,177,806	$1,963,491	$2,017,550
Net increase (decrease)	$214,315	$(54,059)	$220,885
Percent increase (decrease)	10.91%	(2.68)%	12.29%

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered at the dates indicated.

	December 31,
	2012		2011		2010
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Transaction and Savings Deposits:
Non-interest-bearing demand	$357,800	16.43%	$211,670	10.78%	$201,998	10.01%
Interest-bearing demand	488,748	22.44	498,253	25.37	438,719	21.74
Savings and money market	880,924	40.45	759,576	38.69	711,911	35.29
Total non-certificates	1,727,472	79.32	1,469,499	74.84	1,352,628	67.04
Certificates:
0.00-1.99%	365,704	16.79	372,902	18.99	407,564	20.20
2.00-3.99%	38,991	1.79	70,875	3.61	201,291	9.98
4.00-5.99%	45,636	2.10	50,213	2.56	56,067	2.78
6.00% and over	3	—	2	—	—	—
Total certificates	450,334	20.68	493,992	25.16	664,922	32.96

Total deposits	$2,177,806	100.00%	$1,963,491	100.00%	$2,017,550	100.00%
The following table shows rate and maturity information for our certificates of deposit at December 31, 2012.

	0.00-1.99%	2.00-3.99%	4.00-5.99%	6.00% and over	Total	Percent of Total
	(Dollars in thousands)
Certificates maturing in quarter ending:
March 31, 2013	$104,036	$2,933	$968	$—	$107,937	23.96%
June 30, 2013	68,749	4,083	1,519	—	74,351	16.51
September 30, 2013	75,364	5,957	1,051	—	82,372	18.29
December 31, 2013	51,082	3,224	33,951	—	88,257	19.60
March 31, 2014	14,871	3,671	—	—	18,542	4.12
June 30, 2014	13,188	922	7,580	—	21,690	4.82
September 30, 2014	4,518	1,546	197	—	6,261	1.39
December 31, 2014	12,732	2,324	352	—	15,408	3.42
Thereafter	21,164	14,331	18	3	35,516	7.89
Total	$365,704	$38,991	$45,636	$3	$450,334	100.00%

Percent of Total	81.21%	8.66%	10.13%	—%	100.00%

The following table indicates the amount of our certificates of deposit by time remaining until maturity as of December 31, 2012.

	Maturity
	3 Months or less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(Dollars in thousands)
Certificates less than $100,000	$20,796	$21,183	$39,485	$30,759	$112,223
Certificates of $100,000 or more	29,080	26,876	68,957	46,662	171,575
Public funds¹	58,061	26,292	62,187	19,996	166,536
Total certificates	$107,937	$74,351	$170,629	$97,417	$450,334
¹Deposits from governmental and other public entities
Borrowings. Although deposits are our primary source of funds, we may utilize borrowings to manage interest rate risk or as a cost-effective source of funds when they can be invested at a positive interest rate spread for additional capacity to fund loan demand according to our asset/liability management goals. We also fund a portion of our Warehouse Purchase Program fundings with short-term FHLB advances. Our borrowings consist primarily of advances from the FHLB of Dallas and a $25.0 million repurchase agreement with Credit Suisse.
We may obtain advances from the FHLB of Dallas upon the security of certain loans and securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2012, we had $895.4 million in FHLB advances outstanding and the ability to borrow an additional $683.0 million. In addition to FHLB advances, the Company may also use the discount window at the Federal Reserve Bank or fed funds purchased from correspondent banks as a source of short-term funding. These funding sources were utilized during 2012 but had no balances outstanding at December 31, 2012. See Notes 13 and 14 of the Notes to Consolidated Financial Statements contained in Item 8 of this report for more information about our borrowings.
The following table sets forth the maximum month-end balance and daily average balance of FHLB advances, the repurchase agreement and other borrowings for the periods indicated.

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Maximum balance:
FHLB advances	$938,396	$805,187	$513,231
Repurchase agreement	84,817	25,000	25,000
Other borrowings	23,200	10,000	10,323
Average balance outstanding:
FHLB advances	$680,674	$453,434	$364,853
Repurchase agreement	36,398	25,000	25,000
Other borrowings	1,193	8,085	10,027
During 2012, the Company acquired $50.0 million in repurchase agreements in the Highlands acquisition. These agreements unwound or matured prior to December 31, 2012.

The following table sets forth certain information as to FHLB advances, the repurchase agreement and other borrowings at the dates indicated.

	At December 31,
	2012	2011	2010
	(Dollars in thousands)
FHLB advances at end of period	$892,208	$746,398	$461,219
Repurchase agreement at end of period	25,000	25,000	25,000
Other borrowings at end of period	—	—	10,000
Weighted average rate of FHLB advances during the period	1.44%	2.18%	3.21%
Weighted average rate of FHLB advances at end of period	0.95%	1.21%	1.95%
Weighted average rate of repurchase agreement during the period	2.41%	3.22%	3.22%
Weighted average rate of repurchase agreement at end of period	3.22%	3.22%	3.22%
Weighted average rate of other borrowings during the period	2.78%	5.87%	5.99%
Weighted average rate of other borrowings at end of period	N/A	N/A	6.00%
How We Are Regulated
The Company was a savings and loan holding company regulated by the OTS through July 20, 2011, and thereafter, as a result of the Dodd-Frank Act, by the FRB through December 18, 2011. The Bank was a federal savings bank regulated by the OTS through July 20, 2011, and thereafter, as a result of the Dodd-Frank Act, by the thrift division of the OCC through December 18, 2011. On December 19, 2011, the Bank converted to a national bank and is subject to regulation by the OCC, with certain back-up oversight by the FDIC. Due to that charter change, the Company became regulated by the FRB as a bank holding company. As a public company, the Company is subject to the regulation and reporting requirements of the SEC. Also, the Dodd-Frank Act created the Consumer Financial Protection Bureau (“CFPB”), which has broad authority to promulgate regulations intended to protect consumers with respect to financial products and services, including those provided by the Bank, and to restrict unfair, deceptive or abusive conduct by providers of consumer financial products and services.
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
ViewPoint Financial Group, Inc. The Company is a bank holding company subject to regulatory oversight by the FRB. The Company is required to register and file reports with the FRB and is subject to regulation and examination by the FRB, including requirements that the Company serve as a source of financial and managerial strength for the Bank, particularly when the Bank is in financial distress. In addition, the FRB has enforcement authority over the Company and any of its non-bank subsidiaries. The Company’s direct activities and those of its non-bank subsidiaries are subject to FRB regulation and must be closely related to banking, as determined by the FRB. The Company must obtain FRB approval to acquire substantially all the assets of another bank or bank holding company or to merge with another bank holding company. In addition, the Company must obtain FRB authorization to control more than 5% of the shares of any other bank or bank holding company and may not own more than 5% of any other entity engaged in activities not permitted for the Company. The FRB imposes capital requirements on the Company. See “- Regulatory Capital Requirements.”
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
As a result of examinations, the OCC may require the Bank to establish additional reserves for loan losses, which decreases the Company’s net income. The OCC, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. The OCC also has extensive enforcement authority over all national banks and their management, employees and affiliates. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OCC. Except under certain circumstances, public disclosure of final enforcement actions by the OCC is required.
To fund its operations, the OCC has established a schedule for the assessment of “supervisory fees” for all national banks. These supervisory fees are computed based on the Bank’s total assets and increase if the Bank experiences financial distress. The rate of these fees is similar to the rate for fees the Bank paid to the OTS. Such fees totaled $611,000 in 2012.
FDIC Regulation and Insurance of Accounts. The Bank’s deposits are insured up to the applicable limits by the FDIC, and such insurance is backed by the full faith and credit of the United States Government. The basic deposit insurance level is generally $250,000, as specified in FDIC regulations. As insurer, the FDIC imposes deposit insurance premiums. Our deposit insurance premiums for the year ended December 31, 2012 were $1.9 million. Those premiums may increase due to strains on the FDIC deposit insurance fund due to the cost of large bank failures and the increase in the number of troubled banks. Also, if the Bank experiences financial distress or operates in an unsafe or unsound manner, these deposit premiums may increase.
In accordance with the Dodd-Frank Act, the FDIC has issued regulations setting insurance premium assessments based on an institution’s total assets minus its Tier 1 capital, instead of based on its deposits. The intent of the new assessment calculations is not to substantially change the level of premiums paid, notwithstanding the use of assets as the calculation base instead of deposits. The Bank’s premiums continue to be based on its assignment to one of four risk categories based on capital, supervisory ratings and other factors.
As a result of a decline in the reserve ratio (the ratio of the net worth of the deposit insurance fund to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the deposit insurance fund, the FDIC required each insured institution to prepay on December 30, 2009, the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which was due on December 30, 2009). The prepaid amount was recorded as an asset with a zero risk weight and each institution continues to record quarterly expenses for deposit insurance. For purposes of calculating the prepaid amount, assessments were measured at each institution’s assessment rate as of September 30, 2009, with a uniform increase of 3 basis points effective January 1, 2011, and were based on each institution’s assessment base for the third quarter of 2009, with growth assumed quarterly at an annual rate of 5%. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash, or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 30, 2013, as applicable. Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system.
As insurer, the FDIC may conduct examinations and some supervision of, require reporting by and exercise back-up enforcement authority against FDIC-insured institutions. It also may prohibit the Bank from engaging in any activity that it determines by regulation or order to pose a serious risk to the deposit insurance fund and may terminate our deposit insurance if it determines that the Bank has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.
Regulatory Capital Requirements. Both the Company and the Bank are required to maintain a minimum level of regulatory capital. The OCC has established capital standards for the Bank, including a leverage ratio and a risk-based capital requirement, as well as capital standards for purposes of establishing the threshold for prompt corrective action and also may impose capital requirements in excess of these standards on a case-by-case basis. The FRB has established similar leverage and risk-based capital requirements that the Company must meet as a bank holding company. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation — Capital Resources” for information on the Company’s and the Bank’s compliance with these capital requirements.
Under the OCC capital regulations, the Bank must maintain a minimum leverage capital ratio of 4% Tier 1 capital to adjusted total assets. The OCC can require a higher leverage capital ratio on an individualized basis if it determines the Bank is exposed to undue or excessive risk. The Bank also must meet a minimum risk- based capital ratio of at least 8% qualifying total capital (at least 50% Tier 1 capital plus Tier 2 capital, which includes the loan loss allowance, up to 1.25% of risk-weighted assets) to risk-weighted assets (most balance sheet and certain off-balance sheet assets weighted 0% to 100% based on relevant risks of types of assets).
Under the law and regulations on prompt corrective action, the OCC is authorized and, under certain circumstances, required to take actions against banks that fail to meet their capital requirements. The OCC is generally required to restrict the activities of an “undercapitalized institution,” which is a bank with less than a 4% leverage capital ratio, a 4% Tier 1 risked-based capital ratio or an 8.0% total risk-based capital ratio. Any such institution must submit a capital restoration plan and, until such plan is approved by the OCC, may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions.
Any bank that fails to comply with its capital plan or has Tier 1 risk-based or leverage capital ratio of less than 3.0% or a risk-based capital ratio of less than 6.0% and is considered “significantly undercapitalized” must be made subject to one or more additional specified actions and operating restrictions which may cover all aspects of its operations and may include a forced merger or acquisition of the institution. A bank that becomes “critically undercapitalized” because it has a tangible capital ratio of 2.0% or less is subject to further restrictions on its activities. In addition, a receiver or conservator must be appointed, with certain limited exceptions, within 90 days after a bank becomes critically undercapitalized.
To be considered well capitalized under the prompt corrective action standards, a bank must have at least a 5% leverage capital ratio, a 6% Tier 1 risk-based capital ratio and a 10% total risk-based capital ratio and no enforceable individualized capital requirement. Banks that are not well capitalized are adequately capitalized under these standards until capital ratios fall to the under capitalized level. Once a bank is not well capitalized it generally may not accept brokered deposits and is subject to limits on the rates it offers on deposits.
The FRB has established similar capital ratio requirements that apply to bank holding companies, including the Company, on a consolidated basis. To be considered well capitalized, a bank holding company must have, on a consolidated basis, at least a Tier 1 risk-based capital ratio of 6% and a total risk-based capital ratio of 10% and no enforceable individualized capital requirement.
As a result of the Dodd-Frank Act and potential capital requirements being considered by the Basel Committee on Banking Supervision, these capital requirements imposed on the Bank and the Company could increase. The federal banking agencies have proposed rules that would substantially amend the current capital rules applicable to the Company and the Bank. The proposed rules would implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to various documents released by the Basel Committee on Banking Supervision. As published, the proposed rules contemplated a general effective date of January 1, 2013, and, for certain provisions, various phase-in periods and later effective dates. However, the federal banking agencies have announced that the proposed rules will not be effective on January 1, 2013. The agencies have not adopted final rules or published any modifications to the proposed rules. The proposed rules as published are summarized below. It is not possible to predict when or in what form final regulations may be adopted. When adopted, final regulations could increase our capital requirements.
The proposed rules include new minimum capital ratios, to be phased in until fully effective on January 1, 2015, and would refine the definitions of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital ratios would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The proposed rules would also establish a “capital conservation buffer” requirement of 2.5% above each of the new regulatory minimum capital ratios to be phased in starting on January 1, 2016 and fully effective on January 1, 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if any of its capital levels fell below the buffer amount.
The proposed rules also implement other revisions to the current capital rules, such as recognition of all unrealized gains and losses on available for sale debt and equity securities, and provide that instruments that will no longer qualify as capital would be phased out over time.
The federal banking agencies also proposed revisions, effective January 1, 2015, to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions if their capital levels show signs of weakness. Under the proposed prompt corrective action standards, insured depository institutions would be required to meet the following in order to qualify as “well capitalized:” (i) a common equity Tier 1 risk-based capital ratio of 6.5%; (ii) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (iii) a total risk-based capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (unchanged from the current rules).

The proposed rules set forth certain changes for the calculation of risk-weighted assets, effective January 1, 2015. In particular, the proposed rules would establish risk-weighting categories generally ranging from 0% for U.S. government and agency securities to 600% for certain equity exposures. Specifics include, among others:

•
For residential mortgage exposures, changing the current 50% risk weight for high-quality seasoned mortgages and 100% risk-weight for all other mortgages to risk weights between 35% and 200% depending upon the LTV ratio and other factors (but VA and FHA guaranteed loans would have 0% risk weight).

•	Applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans.

•	Assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due.

•	Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%).
Limitations on Dividends and Other Capital Distributions. The Company’s major source of funds consists of the net proceeds retained by the Company from our initial public offering in 2006 and our second-step public offering in 2010. We also have the ability to receive dividends or capital distributions from the Bank, our wholly owned subsidiary. The ability of the Bank to pay dividends depends on its earnings and capital levels and may be limited by the OCC directives or orders. The Bank generally must obtain OCC approval of a dividend if the total dividends declared during the current year, including the proposed dividend, exceed net income for the current year and retained net income for the prior two years. It is the Bank’s policy to maintain a strong capital position; so, in times of financial or economic distress, the Bank will be less likely to pay dividends to the Company.
The ability of the Company to pay dividends to its stockholders is dependent on the receipt of dividends from the Bank. Under Maryland law, the Company cannot pay cash dividends if it would render the Company unable to pay its debts (unless they are paid from recent earnings) or become insolvent.
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
Subsidiary and Other Activities
National banks are authorized to invest in various types of subsidiaries, including bank service corporations, operating subsidiaries and financial subsidiaries. There are investment and activity limits on each of these types of subsidiaries.
In July 2012, the Company sold its only operating subsidiary, VPM (please see Item 1 - General under Part 1 of this Annual Report on Form 10-K for more information). Also in 2012, the Bank dissolved its subsidiary housing the Bank’s equity investments in two community development-oriented venture capital funds, which are now housed directly in the Bank. At December 31, 2012, the Bank did not have any subsidiaries.

Competition
The Texas market for banking services is highly competitive. Texas’ largest banking organizations are headquartered outside of Texas and are controlled by out-of-state organizations. We also compete with other providers of financial services, such as savings and loan associations, credit unions, consumer finance companies, insurance companies and commercial finance and leasing companies. We believe that many middle market companies and successful professionals and entrepreneurs are interested in banking with a company headquartered in, and with decision-making authority based in, Texas and with established Texas bankers who have the expertise to act as trusted advisors to the customer with regard to its banking needs. We believe our bank can offer customers more responsive and personalized service. We believe that, if we service these customers properly, we will be able to establish long-term relationships and provide multiple products to our customers, thereby enhancing our profitability.
Executive Officers of ViewPoint Financial Group, Inc. and ViewPoint Bank, N.A.
Officers are elected annually to serve for a one year term. There are no arrangements or understandings between the officers and any other person pursuant to which he or she was or is to be selected as an officer. As of the date of this report, our executive officers were as follows.

Kevin J. Hanigan. Mr. Hanigan, age 56, is a director and the President and Chief Executive Officer of the Company and the Bank, positions he has held since the completion of the Highlands acquisition with and into the Company in April 2012. Mr. Hanigan is a member of the Lending Committee. Prior to joining the Company, Mr. Hanigan was the chairman and chief executive officer of Highlands, serving in those roles since 2010. His experience in Texas banking spans three decades and includes numerous leadership and management roles. Prior to joining Highlands, Mr. Hanigan served as chairman and chief executive officer of Guaranty Bank. After joining Guaranty in 1996, Mr. Hanigan held several senior-level executive positions that culminated in his appointment as chairman and chief executive officer in 2009. Previous positions with Guaranty included senior executive vice president from 2000 to 2007 with oversight of all corporate banking operations and responsibilities for middle market, oil and gas, syndications, treasury management and asset-based lending. In April 2007, Mr. Hanigan was appointed senior executive vice president with responsibilities for retail banking operations, provided through 163 offices in Texas and California, as well as an insurance subsidiary. From March to November 2008, he served as senior executive vice president and chief banking officer until his appointment as president and chief operating officer in November 2008. Mr. Hanigan began his career with Bank of the Southwest in Houston in June 1980. Mr. Hanigan earned his undergraduate degree and Master of Business Administration from Arizona State University. With more than 30 years of experience working in the banking industry in Texas and serving as chief executive officer of several institutions, Mr. Hanigan brings outstanding leadership skills and a deep understanding of the local banking market and issues facing the banking industry.
Scott A. Almy. Mr. Almy, age 46, has served as Executive Vice President, Chief Risk Officer and General Counsel of the Company and the Bank since July 2012. Mr. Almy oversees the credit, risk, compliance, information technology, internal audit and legal functions of the Company and has nearly 20 years of bank regulatory expertise. Prior to joining the Company, Mr. Almy was the managing member of a private law firm in Dallas, where he focused on regulatory and transactional matters affecting banks, bank holding companies and other financial firms. Prior to that, he spent 15 years at Guaranty Financial Group, serving as general counsel and secretary for the company and its subsidiary, Guaranty Bank. Mr. Almy has a J.D. from Texas Tech University School of Law and a B.B.A from Texas A&M. He also completed the Executive Education Program in Advanced Risk Management at the Wharton School, University of Pennsylvania.
Charles D. Eikenberg. Mr. Eikenberg, age 58, has served as Executive Vice President of Community Banking for the Company and the Bank since April 2012. Mr. Eikenberg oversees the community banking, administrative operations, marketing and retail investment functions of the Company. He has over 30 years of experience as a Texas banker, primarily focused on consumer and retail banking. Mr. Eikenberg joined the Company as head of Community Banking in 2012 when the Company merged with Highlands, where he served as Chief Retail Officer. Prior to joining Highlands, Mr. Eikenberg served as Senior Executive Vice President, Retail Banking at Guaranty Bank and also held positions at Inter First Bank in Houston and Bank One, where he remained throughout the JP Morgan Chase acquisition, serving in numerous senior positions for retail credit, investments and branch distribution. Mr. Eikenberg holds an M.B.A. from the University of Houston and a Bachelors Degree from Baylor University.

Thomas S. Swiley. Mr. Swiley, age 63, has served as Executive Vice President and Chief Lending Officer of the Company and the Bank since July 2012. Mr. Swiley oversees the Corporate Banking, Business Banking, Entrepreneurial Banking, and Commercial Real Estate and Warehouse Lending Divisions of the Company, along with the Treasury Management Sales function. Mr. Swiley's extensive Texas banking career spans over thirty-five years, and includes six years as President, and President and Chief Operating Officer of Bank of Texas, N.A. He has also held various executive positions with other commercial banks, primarily with Bank of America and its predecessors. Mr. Swiley holds both a M.B.A. and B.B.A. from Southern Methodist University and is also a graduate of the Southwestern Graduate School of Banking.
Pathie (Patti) E. McKee. Ms. McKee, age 47, has served as Executive Vice President, Chief Financial Officer and Treasurer of the Company since 2006 and the Bank (including its predecessor entity) since 1997. Ms. McKee oversees the Company's finance, investment and corporate accounting operations. Ms. McKee has over 30 years of banking experience and has held numerous positions including Director of Internal Audit, Controller and accountant. Ms. McKee is a certified public accountant and holds a M.B.A. from the University of Texas at Dallas.
Mark L. Williamson. Mr. Williamson, age 58, has served as Executive Vice President and Chief Credit Officer of the Company and the Bank since 2010. Mr. Williamson’s responsibilities include business and consumer underwriting, loan operations, portfolio analysis, default management, credit approval and all credit policy matters. Mr. Williamson has over 35 years of credit, lending and risk management experience in markets throughout Texas, including Dallas, Houston, Midland and Lubbock. Most recently he served as EVP and Chief Credit Officer for the Dallas and Lubbock markets of PlainsCapital Bank. Prior to that, he served in both lending and risk management capacities at Guaranty Bank and Chase Bank of Texas. Mr. Williamson holds a M.B.A. from the University of Texas Permian Basin, a B.B.A. from Texas Tech University and is a graduate of the Southwestern Graduate School of Banking.
Employees
At December 31, 2012, we had a total of 543 full-time employees and 29 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.
Internet Website
We maintain three websites with the addresses viewpointbank.com, viewpointfinancialgroup.com and fnbjacksboro.com. The information contained on our websites is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor’s own Internet access charges, we make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the SEC.

Item 1A.	Risk Factors
An investment in our common stock is not an insured deposit and is subject to risks inherent in our business. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included and incorporated by reference in this report. In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, capital levels, cash flows, liquidity, results of operations and prospects. The market price of our common stock could decline significantly due to any of these identified or other risks, and you could lose some or all of your investment. This report is qualified in its entirety by these risk factors.
Risks Related To The Industry
A return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.
The ongoing debate in Congress regarding the national debt ceiling and federal budget deficit, and concerns over the United States' credit rating (which was downgraded by Standard & Poor's), the European sovereign debt crisis, the overall weakness in the economy and continued high unemployment in the United States, among other economic indicators, have contributed to increased volatility in the capital markets and diminished expectations for the economy.
A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.
Furthermore, the Board of Governors of the Federal Reserve System, in an attempt to help the overall economy, has, among other things, kept interest rates low through its targeted federal funds rate and the purchase of mortgage-backed securities. If the Federal Reserve increases the federal funds rate, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.
If economic conditions deteriorate in the state of Texas, the value of our collateral and borrowers' ability to repay loans may decline.
Substantially all of our loans are located in the state of Texas. Our financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events. Decreases in real estate values in the state of Texas could adversely affect the value of property used as collateral for some of our loans. As a result, the market value of the real estate underlying the loans may not, at any given time, be sufficient to satisfy the outstanding principal amount of the loans. In the event that we are required to foreclose on a property securing a loan, we may not recover funds in an amount equal to the remaining loan balance. Consequently, we would sustain loan losses and potentially incur a higher provision for loan loss expense, which would have an adverse impact on earnings. In addition, adverse changes in the Texas economy may have a negative effect on the ability of borrowers to make timely repayments of their loans, which would also have an adverse impact on earnings.

Passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act will increase our operational and compliance costs.
The Dodd-Frank Act has significantly changed, and will continue to significantly change, the bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.   The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations and to prepare numerous studies and reports for Congress.  The federal agencies are given significant discretion in drafting the rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act remain unknown. Provided below is an overview of what management considers key provisions of the Dodd-Frank Act relevant to us and is based on the limited information currently available since many of the implementing rules and regulations have not yet been finalized:

•
Consumer Financial Protection Bureau (“CFPB”): The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The CFPB has direct examination and enforcement authority over all banks with more than $10 billion in assets while banks with $10 billion or less in assets will continue to be examined for compliance with consumer laws by their primary bank regulators. We do not currently have assets in excess of $10 billion, but may at some point in the future.

•
Deposit Insurance: The assessment base for FDIC deposit insurance has changed from domestic deposits to average total assets less average tangible equity.  The maximum amount of deposit insurance coverage permanently increased to $250 thousand per depositor, and the DIF's minimum reserve ratio was increased.

•
Holding Company Capital Requirements: Tier 1 Capital and risk-based capital requirements for bank holding companies are now at least as stringent as those applicable to banks, which will limit our ability to borrow at the holding company level and invest the proceeds from such borrowings as capital in the Bank. Certain instruments are now excluded from Tier 1 capital including trust preferred securities.

•	Commercial Demand Deposit Accounts: Interest can now be paid on these accounts.

•	Interchange Fees: Card issuers are now limited in the amount they can charge to merchants for processing debit card transactions.

•	Federal Preemption: A historically strong preemption rule for national banks has been weakened and state attorneys general now have the ability to enforce federal consumer protection laws.

•
Transaction Account Guarantees (“TAG”): In an effort to help stabilize the banking system, the FDIC created the TAG program in 2008, which was extended twice, and in 2010 the Dodd-Frank Act required that all banks participate in the TAG program. TAG permitted unlimited deposit insurance for certain business and government bank accounts. The TAG program expired on December 31, 2012 and, if we are unable to retain those relationships, we may see significant deposit account balances moved from the Bank to other institutions as account holders affected by the expiration of the TAG program seek higher returns for their deposits.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks.  However, it is expected that at a minimum they will increase our operating and compliance costs, which could adversely affect key operating efficiency ratios, and could increase our interest expense.

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and our income and may decrease our efficiency.

We, directly and indirectly through the Bank, are subject to extensive regulation, supervision and examination by the OCC, the FRB, the SEC and the FDIC, and other regulatory bodies.  These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank's operations, reclassify assets, determine the adequacy of a bank's allowance for loan losses and its risk weighting of its assets and determine the level of deposit insurance premiums assessed.  Our business is highly regulated; therefore, the laws and applicable regulations are subject to frequent change.  Any new regulations or legislation, change in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator's interpretation of a law or regulation, could have a material impact on our operations.

The potential exists for additional federal or state laws and regulations, or changes in policy or interpretation, affecting lending and funding practices, interest rate risk management and liquidity standards.  Moreover, bank regulatory agencies have been active in responding to concerns and trends identified in examinations, and have issued many formal enforcement orders requiring capital ratios in excess of regulatory requirements.  Bank regulatory agencies, such as the OCC and the FDIC, govern the activities in which we may engage, primarily for the protection of depositors and not for the protection or benefit of potential investors.  In addition, new laws and regulations may increase our costs of regulatory compliance and of doing business, and otherwise affect our operations.  New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge and our ongoing operations, costs and profitability.

Legal and regulatory proceedings and related matters could adversely affect us or the financial services industry in general.
We, and other participants in the financial services industry upon whom we rely to operate, have been and may in the future become involved in legal and regulatory proceedings. Most of the proceedings we consider to be in the normal course of our business or typical for the industry, however it is inherently difficult to assess the outcome of these matters and there can be no assurance that anyone in particular, including us, will prevail in any proceeding or litigation. There could be substantial cost and management diversion in such litigation and proceedings, and any adverse determination could have a materially adversely affect on our business, brand or image, or our financial condition and results of our operations.
The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules is uncertain.
In June 2012, the FRB, FDIC and the OCC proposed rules that would substantially amend the regulatory risk-based capital rules applicable to us. The proposed rules were subject to a public comment period that has expired and there is no date set for the adoption of final rules.
Various provisions of the Dodd-Frank Act increase the capital requirements of bank holding companies, such as the Company. The leverage and risk-based capital ratios of these entities may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The proposed rules include new minimum risk-based capital and leverage ratios, which would be phased in during 2013 and 2014, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to the Company and the Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions. While the proposed Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to the Company and the Bank.
In addition, in the current economic and regulatory environment, regulators of banks and bank holding companies have become more likely to impose capital requirements on bank holding companies and banks that are more stringent than those required by applicable existing regulations. The application of more stringent capital requirements for us could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements.
Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit our ability to make distributions, including paying out dividends or buying back shares.
Our business is susceptible to fraud and our customers could be the subject of fraud.
As a financial institution, we experience fraud risk with our borrowers, depositors or employees, directly or indirectly. We rely on information provided by, or on behalf of our customers, which could turn out to be fraudulent. We believe we have controls in place to detect and prevent such fraud but in some cases multi-party collusion or other sophisticated methods of hiding fraud, may not be readily detected or detectable, and could result in losses that affect our financial condition and results of our operations.
Fraud is not limited to the financial services industry. Our customers could experience fraud in their businesses, which could materially impact their ability to repay their loans, and deposit customers in all financial institutions are constantly and unwittingly solicited by others in fraud schemes that vary from easily detectable and obvious attempts to high-level and very complex international schemes that could drain an account of millions of dollars and require detailed financial forensics to unravel. While we have controls in place, contractual agreements with our customers partitioning liability, and insurance to help mitigate the risk, none of these are guarantees that we will not experience a fraud loss, potentially a loss that could have a material adverse affect on our financial condition, reputation and results of our operations.
Our business is reliant on outside vendors.
Our business is highly dependent on the use of certain outside vendors for our day-to-day operations, including such high level vendors as our data processing vendor, our card processing vendor and our on-line banking vendors. Our operations are exposed to risk that a vendor may not perform in accordance with established performance standards required in our agreements for any number of reasons including a change in their senior management, their financial condition, their product line or mix and how they support existing customers, or a simple change in their strategic focus. While we have comprehensive polices and procedures in place to mitigate risk at all phases of vendor management from selection, to performance monitoring and renewals, the failure of a vendor to perform in accordance with contractual agreements could be disruptive to our business, which could have a material adverse affect on our financial conditions and results of our operations.
Changes in interest rates could adversely affect our results of operations and financial condition.
As with most financial institutions, our results of operations depend substantially on our net interest income, which is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings.  Interest rates, which remain at historically low levels, are highly sensitive to many factors that are beyond our control such as general economic conditions and policies of the federal government, in particular the Federal Open Market Committee. Changes in monetary policy, including changes in interest rates, could influence (i) the amount of interest we receive on loans and securities, (ii) the amount of interest we pay on deposits and borrowings, (iii) our ability to originate loans and obtain deposits, (iv) the fair value of our assets and liabilities, and (v) the reinvestment risk associated with a reduced duration of our mortgage-backed securities portfolio as borrowers refinance to reduce borrowing costs. When interest-bearing liabilities reprice or mature more quickly than interest-earning assets, an increase in interest rates generally would tend to result in a decrease in net interest income.
Although management believes it has implemented an effective asset and liability management strategy to manage the potential effects of changes in interest rates, including the use of adjustable rate and/or short-term assets, and Federal Home Loan Bank advances or longer term repurchase agreements, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of our operation and/or our strategies may not always be successful in managing the risk associated with changes in interest rates.
Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.
Liquidity is essential to our business. We rely on a number of different sources in order to meet our potential liquidity demands. Our primary sources of liquidity are increases in deposit accounts, cash flows from loan payments and our securities portfolio. Borrowings also provide us with a source of funds to meet liquidity demands. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically, or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include adverse regulatory action against us or a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations or deterioration in credit markets.
Additionally, collateralized public funds are bank deposits of state and local municipalities. These deposits are required to be secured by certain investment grade securities to ensure repayment, which on the one hand tends to reduce our contingent liquidity risk by making these funds somewhat less credit sensitive, but on the other hand reduces standby liquidity by restricting the potential liquidity of the pledged collateral. Although these funds historically have been a relatively stable source of funds for us, availability depends on the individual municipality's fiscal policies and cash flow needs and may be affected by the expiration of the TAG program discussed above.
Higher FDIC insurance premiums and special assessments will affect our earnings.
In accordance with the Dodd-Frank Act, the FDIC adopted a new deposit insurance premium assessment system which was effective April 1, 2011. To the extent our non-deposit liabilities are determined to bear certain additional risk to the deposit insurance fund, future increases in our assessment rate or levels or any special assessments would decrease our earnings. Furthermore, market conditions affecting financial institutions led to the failure (or merger into healthier organizations) of many national, regional and community-based financial institutions. These failures, and projected future failures, have a significant negative impact on the legally-required capitalization levels of the FDIC's insurance fund which has led to higher insurance premiums paid by financial institutions, and could lead to significantly higher premiums in the future.
Our ability to attract and retain key employees may change.
Our success depends, in large part, on our ability to attract and retain key employees, competition for which can be intense. We may not be able to hire or retain these employees. The unexpected loss of a key employee could have a material adverse impact on our business as the skills, knowledge of our market and institution, and the years of experience of a departing key employee which are all difficult to quickly replace with qualified personnel.
Furthermore, in 2011 federal regulators imposed limitations on incentive-based compensation for covered financial institutions which the regulators believe encourage inappropriate risk-taking, are deemed by a regulator to be excessive or may lead to material losses. We may be at a disadvantage offering compensation packages in competition with other banks and non-banks that are not subject to the rules.
The soundness of other financial institutions could adversely affect us.
The financial services industry is interrelated. As with all institutions, including commercial and savings banks, credit unions, broker-dealers, investment banks, and other such institutional clients, we routinely engage in financial transactions with other financial institutions including loan syndications and participations, trading and clearing transactions, deposit accounts, and many other routine transactions. We rely on other institutions ability to remain commercially viable, that they are being operated in safe and sound manner, and in accordance with all applicable laws and regulations applicable to the transactions in which we engage as well as the operation of their business as a whole. If our reliance is misplaced, or a default, failure or even rumors of such by one of more of those institutions occurs, it may lead to transaction-specific loss, default or credit risk for us, and could lead to further industry-wide liquidity problems, all of which can have a material adverse affect on our financial condition and results of operations.
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
Natural disasters, severe weather events, worldwide hostilities, including terrorist attacks, and other external events may adversely affect the general economy, the financial services industry, the industries of our customers, and us in particular.
Natural disasters, severe weather events, including those prominent in our geographic footprint and those prominent in the geographic areas of our vendors and business partners, together with worldwide hostilities, including terrorist attacks, and other external events could have a significant impact on our ability to conduct our business. They could also affect the stability of our deposit base, our borrowers' ability to repay loans, impair collateral, result in a loss of revenue or an increase in expenses. Although management has established disaster recovery and business continuity procedures and plans, the occurrence of any such event may adversely affect our business, which in turn could have a material adverse affect on our financial condition and results of our operations.
Changes in accounting standards, or our own accounting practices or policies, could materially impact our financial statements.
From time to time entities that set accounting standards change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be both difficult to predict and involve judgment and discretion in their interpretation by us, and our independent accounting firms. The changes implemented by the entities in setting standards themselves could materially impact, potentially even retroactively, how we report our financial condition and results of our operations as could our interpretation of those changes.
Risks Related To The Company's Business
Our business initiatives and strategies, product lines, revenue enhancement or efficiency improvements may be less successful than anticipated or not realized at all.
We make certain projections and assumptions when we adopt or modify existing business initiatives and strategies, product lines, enter or expand our market presence, attempt to re-balance our loan portfolio, execute our customer retention plan or seek revenue enhancement or efficiency improvements. Our projections and assumptions may not be accurate and may be affected by numerous conditions outside of our control and therefore we may not be able to achieve desired or projected results on the timeline we anticipate, some benefits may not be fully realized or we may not realize any benefit at all.
Our customers may have difficulty weathering a downturn in the economy, which may impair their ability to repay their loans.
Historically we have, and will continue to, target our marketing and business development strategies primarily to local or regional, small-to-medium sized businesses, some of whom are in volatile industries such as energy and real estate. These firms are generally more vulnerable to economic downturns, whether large and sudden downturns or moderate downturns that are more prolonged, and may not have the capital needed to compete against their larger, more capitalized competitors or a particular business sector may be affected significantly more than other sectors or the economy as a whole, and these firms may therefore experience volatile operating results, which may affect their ability to repay their loans. Additionally, the continued success of these firms is frequently contingent on a small group of owners or senior management, and the death, disability or resignation of one or more of such individuals could also have a material adverse affect on the business and its ability to repay its loan obligations. Economic downturns and other events that affect the economy as a whole, or our customers business in particular, could cause us to incur credit losses that would have a material adverse affect on our financial condition and results of our operation.
Our loan portfolio possesses increased risk due to our percentage of commercial real estate and commercial and industrial loans.
Over the last several years, we have been re-balancing our loan portfolio by increasing our commercial lending to diversify our loan mix and improve the yield on our assets, and we anticipate that trend to continue. The credit risk related to these types of loans is considered to be greater than the risk related to our previous target asset of one‑ to four‑family residential loans because the repayment of commercial real estate loans and commercial and industrial loans typically is dependent on the successful operation and income stream of the borrowers' business and the real estate securing the loans as collateral, both of which can be significantly affected by economic conditions. Additionally, commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans.  If loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could require us to increase our provision for loan losses and adversely affect our financial condition and results of our operation.
Several of our borrowers have more than one commercial real estate loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one‑ to four‑family residential mortgage loan. Finally, if we foreclose on a commercial real estate loan, our holding period for the collateral, if any, typically is longer than for one‑ to four‑family residential property because there are fewer potential purchasers of the collateral. Since we plan to continue to increase our originations of these loans, it may be necessary to increase the level of our allowance for loan losses due to the increased risk characteristics associated with these types of loans. Any increase to our allowance for loan losses would adversely affect our earnings. Any delinquent payments or the failure to repay these loans would hurt our earnings.
Our Warehouse Purchase Program balances can fluctuate widely.
We have a high lending concentration in the Warehouse Purchase Program. Because Warehouse Purchase Program balances are contingent upon residential mortgage lending activity, changes in the residential real estate market nationwide can lead to wide fluctuations of balances in this product, materially impacting both interest and non-interest income. Additionally, Warehouse Purchase Program period-end balances are generally higher than the average balance during the period due to increased mortgage activity that occurs at the end of a month.
The credit quality of our loans could decline.
Although we regularly review credit exposure related to particular customers, industry sectors and product lines, default risk may arise from circumstances that are difficult to predict or detect. In such circumstances, we could experience an increase in our provision for loan loss, reserve for credit loss, nonperforming assets, and net charge-offs any of which could have a material adverse affect on our financial condition and results of our operation.
Specifically, residential mortgage lending, including home equity loans and lines of credit, is generally sensitive to regional and local economic conditions that may significantly affect the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values resulting from the downturn in local housing markets has reduced the value of the real estate collateral securing many of our loans and has increased the risk that we would incur losses if borrowers default on their loans. Continued declines in both the volume of real estate sales and sales prices, coupled with high levels and increases in unemployment, may result in higher loan delinquencies or problem assets.
Our loan portfolio also contains adjustable rate loans. Borrowers with adjustable rate loans are exposed to increased monthly payments when the related interest rate adjusts upward under the terms of the loan from the initial fixed to the rate computed in accordance with the applicable index and margin. Any rise in prevailing market interest rates may result in increased payments for borrowers who have adjustable rate loans, increasing the possibility of default. Borrowers seeking to avoid these increased monthly payments by refinancing their loans may no longer be able to find available replacement loans at comparably lower interest rates. In addition, a decline in housing prices may leave borrowers with insufficient equity in the collateral to permit them to refinance or the inability to sell the collateral for an amount equal to or greater than the unpaid principal balance of their loans.
These potential negative events, which may have a greater impact on our earnings and capital than on the earnings and capital of other financial institutions due to our product mix, may cause us to incur losses, which would adversely affect our capital and liquidity and damage our financial condition and business operations.
Our allowance for loan losses may not be sufficient to cover actual loan losses and/or our non-performing assets may increase.
In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, evaluate economic conditions and make various assumptions and judgments about the loan portfolio. Management recognizes that significant new growth in loan portfolios such as the increased focus on commercial and industrial loans, new loan products and the refinancing of existing loans can result in portfolios not performing in a historical or projected manner. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover actual losses, resulting in additions to our allowance, which decreases our net income.
Our banking regulators and external auditor periodically review our allowance for loan losses. These entities may require us to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their review. Any increase in our allowance for loan losses or loan charge‑offs as required by these authorities may have a material adverse effect on our financial condition and results of operations.
Our non-performing assets adversely affect our net income in various ways including interest accrual, reserves for credit losses, write-downs and additional costs including carrying costs of other real estate owned assets. Further, the resolution of non-performing assets requires the active involvement of management, which can distract them from the overall supervision of our operations and other income-producing activities, all of which can have a material adverse affect on our financial condition and results of operations.
Our Enterprise Risk Management program may not be able to adequately monitor or control perceived risks
Our enterprise risk management (“ERM”) program is designed to formalize the practice of understanding and controlling the nature and amount of risk we take pursuing our business initiatives and strategies and to establish management accountability for the risks accepted and includes an institution-wide coordination of credit risk, operational risk, market risk, capital management and liquidity management.
In 2012, the Board of Governors of the Federal Reserve System issued proposed rules (“Enhanced Prudential Standards”) for the management of enterprise wide risk applicable to complex or larger financial institutions over $10 billion in assets or are otherwise covered by the Dodd-Frank Act. Some of the requirements of the Enhanced Prudential Standards include a formal board-level risk committee and the establishment of a Chief Risk Officer with oversight of the ERM program. While the Enhanced Prudential Standards may not currently be a requirement for us, management believes that much of the Enhanced Prudential Standards represent industry best-practices and we have already implemented, or are in the process of implementing, many of its requirements.
While we have an ERM program with Board-level involvement, we may not be able to monitor or control all risks, which could have a materially adverse affect on our financial condition and results of our operations.
Our acquisition of Highlands or future strategic transactions may adversely affect us.
We regularly evaluate potential merger and acquisition opportunities. As a result, some negotiations may occur and future transactions involving cash or securities may occur, which may include payment of a premium over book value and therefore could result in a dilution of our tangible net book value and net income per common share in connection with such future transaction. Although we seek merger and acquisition targets that are culturally similar, have experienced management together with either a geographic footprint that compliments ours, or offers the potential for improved profitability through management, economies of scale of expanded services, mergers and acquisitions have many inherent risks, some of which are unknown to us at the time of the consummation and all of which could have a material adverse affect on our financial condition or the results of our operations including the possibility that at any time following the consummation of a transaction, the accretable yield attributable to the assets of the target may decrease, thereby decreasing our net interest margin, perhaps materially.
We completed our acquisition of Highlands on April 2, 2012 and completed systems integration on July 31, 2012. Difficulties in capitalizing on the perceived opportunities presented by the acquisition may delay or prevent us from fully achieving the expected benefits of the transaction, including higher than anticipated deposit attrition, loss of key employees, disruption of our business and such difficulties could extend for an unknown amount of time. We will be subject to similar risks and difficulties in connection with any future potential transactions.
Our securities portfolio may be negatively impacted by fluctuations in market value and interest rates.
Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Our securities portfolio is evaluated for other-than-temporary impairment. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our shareholders' equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes.
The value of our goodwill and other intangible assets may decline.
Goodwill and other intangible assets are subject to a decline, perhaps even significantly, for several reasons including if there is a significant decline in our expected future cash flows, change in the business environment, or a material and sustained decline in the market value of our stock, which may require us to take future charges related to the impairment of that goodwill and other intangible assets in the future, which could have a material adverse affect on our financial condition and results of our operations.
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
A reduction in our credit rating could adversely affect us.
Rating agencies regularly evaluate us, which are based on a number of factors, some of which we control, some of which we do not including economic conditions generally affecting the economy and the financial services industry in particular. There is no assurance that we will maintain our current ratings and a credit rating downgrade could affect our ability to access capital markets, increase costs and adversely affect profitability.
Risks Related To The Company's Common Stock
Regulatory and corporate governance anti-takeover provisions may make it difficult for you to receive a change-in-control premium.
Provisions of federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire the Company, even if doing so would be perceived to be beneficial to the Company's shareholders. These provisions effectively inhibit a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of the Company's common stock. With certain limited exceptions, federal regulations make it difficult for any one person or company or a group of persons from, directly or indirectly, acquiring more than 10% (5% if the acquirer is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors or otherwise direct the management or policies of our company without prior notice or application to and the approval of the appropriate federal regulator(s). Certain provisions of our corporate documents are also designed to make merger, tender offer or proxy contest more difficult, even if such events were perceived by many of our stockholders to be beneficial to their interests.

Our stock price can be volatile and its trading volume is generally less than other institutions.

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including the risk factors discussed elsewhere in this report that our outside of our control and which may occur regardless of our operating results. Also, although our common stock is currently listed for trading on the NASDAQ, the trading volume of our stock is less than that of other, larger financial services companies. Given the lower trading volume of our stock, significant sales of the stock, or the expectation of these sales, could cause the stock price to fall.

We may not continue to pay dividends on our stock.

Our shareholders are only entitled to receive Board declared dividends out of funds legally available for such payments. Although we have historically declared cash dividends, we are not required to do so and may reduce or eliminate future dividends. This could adversely affect the market price of our stock. Also, we are a bank holding company, and our ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the FRB regarding capital adequacy and dividends.

An investment in the Company's common stock is not an insured deposit.

The Company's common stock is not a bank deposit and, therefore, is not insured against loss by the Federal Deposit Insurance Corporation (FDIC), any other deposit insurance fund or by any other public or private entity. Investment in the Company's common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire the Company's common stock, you could lose some or all of your investment.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties

The executive offices of the Company and the Bank are located at 1309 West 15th Street, Plano, Texas. In addition to our executive offices, we have five administrative offices, 31 full-service branches and one commercial loan production office. We own the space in which our executive offices are located and majority of the space in which our administrative offices are located. At December 31, 2012, we owned 20 of our branches, and leased the remaining facilities. The majority of our branches are located in the Dallas/ Fort Worth Metroplex in Texas, and include the cities of Addison, Allen, Carrollton, Coppell, Dallas, Plano, Euless, Flower Mound, Frisco, Garland, Grand Prairie, Grapevine, McKinney, Richardson and Wylie. We also own two First National Bank of Jacksboro locations in Jack and Wise Counties in Texas. We have one commercial loan production office located in Houston, Texas. We lease our Warehouse Purchase Program office located in Littleton, Colorado. The net book value of our investment in premises, equipment and leaseholds, excluding computer equipment, was approximately $49.4 million at December 31, 2012. We believe that our current administrative and executive facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company. In July 2012, due to the VPM sale, the seven remaining VPM loan production offices were transitioned to HRM and are no longer operated by the Company.
We currently utilize IBM and FiServ Signature in-house data processing systems. The net book value of all of our data processing and computer equipment at December 31, 2012, was $3.8 million.
For more information about the Company's premises and equipment, please see Note 11 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

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

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the NASDAQ Global Select Market under the symbol “VPFG”. There were 2,011 holders of record of our common stock as of February 19, 2013.

The following table presents quarterly market high and low closing sales price information and cash dividends per share declared for our common stock for the two years ended December 31, 2012.

	Market Price Range		Dividends
	High	Low	Declared
2012
Quarter ended March 31, 2012	$15.65	$13.19	$0.06
Quarter ended June 30, 2012	16.72	14.79	0.06
Quarter ended September 30, 2012	19.50	15.88	0.08
Quarter ended December 31, 2012	21.80	19.30	0.20	[1]

2011
Quarter ended March 31, 2011	$13.70	$11.57	$0.05
Quarter ended June 30, 2011	13.94	12.05	0.05
Quarter ended September 30, 2011	14.00	10.81	0.05
Quarter ended December 31, 2011	13.29	11.16	0.05
1 Includes the $0.10 per share prepayment of the dividend for the first quarter of 2013
The timing and amount of cash dividends paid depends on our earnings, capital requirements, financial condition and other relevant factors. The primary source for dividends paid to shareholders is the net proceeds retained by the Company from our initial public offering in 2006 and our second-step public offering in 2010. We also have the ability to receive dividends or capital distributions from the Bank, our wholly owned subsidiary. There are regulatory restrictions on the ability of the Bank to pay dividends. See “How We Are Regulated — Limitations on Dividends and Other Capital Distributions” under Item 1 of this report and Note 20 of Notes to Consolidated Financial Statements contained in Item 8 of this report.
Stock Repurchases
On August 22, 2012, the Company announced its intention to repurchase up to 5% of its total common shares outstanding, or approximately 1,978,871 shares. The stock repurchase program, which is open-ended, commenced on August 27, 2012, and allows the Company to repurchase its shares from time to time in the open market and in negotiated transactions, depending upon market conditions. The Board of Directors of the Company also authorized management to enter into a trading plan with Sandler O'Neill & Partners, LP in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to facilitate repurchases of its common stock pursuant to the above- mentioned stock repurchase program. There were no repurchases of common stock in 2012.

Equity Compensation Plans
Set forth below is information, at December 31, 2012, regarding the Company's equity compensation plans, both of which were approved by the Company's shareholders.

	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price	Number of Securities Remaining Available for Issuance under Plans[1]
2007 Equity Incentive Plan	500,049	$13.70	1,011,416
2012 Equity Incentive Plan	—	—	2,269,153
Total	500,049	$13.70	3,280,569

[1] Includes 63,890 shares under the 2007 Equity Incentive Plan and 523,803 shares under the 2012 Equity Incentive Plan that may be awarded as restricted stock
Shareholder Return Performance Graph Presentation
The line graph below compares the cumulative total shareholder return on the Company’s common stock to the cumulative total return of a broad index of the NASDAQ Stock Market and a savings and loan industry index (Morningstar Savings and Cooperative Banks Index) for the period December 31, 2007 through December 31, 2012. The information presented below assumes $100 was invested on December 31, 2007, in the Company’s common stock and in each of the indices and assumes the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return
ViewPoint Financial Group, Inc.
NASDAQ Composite-Total Returns
Morningstar Savings & Cooperative Banks
$250
$200
$150
$100
$50
$0
12/31/2007
12/31/2008
12/31/2009
12/31/2010
12/31/2011
12/31/2012
ASSUMES $100 INVESTED ON DEC. 31, 2007
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2012

		12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
ViewPoint Financial Group, Inc.	Return %		(1.17)	(8.73)	15.28	13.06	64.56
	Cum $	100.00	98.83	90.21	103.99	117.57	193.47
NASDAQ Composite-Total Returns	Return %		(39.98)	45.36	18.16	(0.79)	17.75
	Cum $	100.00	60.02	87.25	103.09	102.28	120.43
Morningstar Savings & Cooperative Banks	Return %		(5.16)	(9.64)	(3.55)	(16.20)	30.10
	Cum $	100.00	94.84	85.70	82.66	69.27	90.11

Item 6.	Selected Financial Data
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

	At and For the Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$3,663,058	$3,180,578	$2,941,995	$2,379,504	$2,213,415
Loans held for sale	1,060,720	834,352	491,985	341,431	159,884
Loans receivable, net	1,673,204	1,211,057	1,092,114	1,108,159	1,239,708
Securities available for sale, at fair value	287,034	433,745	717,497	484,058	483,016
Securities held to maturity, at amortized cost	360,554	500,488	432,519	254,724	172,343
FHLB and Federal Reserve Bank stock	45,025	37,590	20,569	14,147	18,069
Bank-owned life insurance	34,916	29,007	28,501	28,117	27,578
Deposits	2,177,806	1,963,491	2,017,550	1,796,665	1,548,090
Borrowings	917,208	771,398	496,219	347,504	435,841
Shareholders' equity	520,871	406,309	396,589	205,682	194,139

Selected Operations Data:
Total interest income	$137,992	$116,224	$115,385	$107,906	$96,795
Total interest expense	22,169	33,646	44,153	49,286	46,169
Net interest income	115,823	82,578	71,232	58,620	50,626
Provision for loan losses	3,139	3,970	5,119	7,652	6,171
Net interest income after provision for loan losses	112,684	78,608	66,113	50,968	44,455
Service charges and fees	19,512	18,556	18,505	18,954	19,779
Net gain on sale of loans	5,436	7,639	13,041	16,591	9,390
Impairment of collateralized debt obligations	—	—	—	(12,246)	(13,809)
Gain on sale of available for sale securities	1,014	6,268	—	2,377	—
Other non-interest income	3,594	2,085	1,918	1,523	3,504
Total non-interest income	29,556	34,548	33,464	27,199	18,864
Total non-interest expense	87,690	75,240	73,146	74,537	68,911
Income (loss) before income tax expense (benefit)	54,550	37,916	26,431	3,630	(5,592)
Income tax expense (benefit)	19,309	11,588	8,632	960	(2,277)
Net income (loss)	$35,241	$26,328	$17,799	$2,670	$(3,315)

	At and For the Year Ended December 31,
	2012	2011	2010	2009	2008
Selected Financial Ratios and Other Data (Unaudited):
Performance Ratios:
Return on assets (ratio of net income (loss) to average total assets)	1.04%	0.89%	0.66%	0.12%	(0.17)%
Return on equity (ratio of net income (loss) to average equity)	7.23	6.45	5.69	1.34	(1.65)
Interest rate spread:
Average during period	3.43	2.65	2.49	2.37	2.28
End of period	3.18	2.48	2.20	2.29	2.09
Net interest margin	3.61	2.91	2.80	2.72	2.85
Non-interest income to operating revenue	17.64	22.91	22.48	20.13	16.31
Operating expense to average total assets	2.59	2.54	2.71	3.26	3.63
Efficiency ratio [1]	61.32	67.81	69.58	78.38	82.77
Average interest earning assets to average interest bearing liabilities	126.13	121.99	118.11	115.14	121.73
Dividend payout ratio [3]	43.84	26.28	21.70	92.58	N/M*
Asset Quality Ratios:
Non-performing assets to total assets at end of period	0.79	0.80	0.69	0.66	0.17
Non-performing loans to total loans	1.61	1.88	1.59	1.04	0.18
Allowance for loan losses to non-performing loans	66.36	75.71	84.22	105.44	409.02
Allowance for loan losses to total loans	1.07	1.42	1.34	1.10	0.73
Capital Ratios:
Equity to total assets at end of period	14.22	12.77	13.48	8.64	8.77
Average equity to average assets	14.40	13.76	11.59	8.73	10.59
Other Data:
Number of branches [2]	31	25	23	23	30
Number of loan production offices	1	8	14	15	15

*Number is not meaningful.
1 Calculated by dividing total non-interest expense by net interest income plus non-interest income, excluding gain (loss) on sale of foreclosed assets, impairment of goodwill, gains from securities transactions and other nonrecurring items.
2 In 2009, we opened three new full-service community bank offices in Grapevine, Frisco and Wylie. On January 2, 2009, we announced plans to expand our community banking network by opening more free-standing, full-service community bank offices and transition away from limited-service grocery store banking centers. As a result, we closed ten in-store banking centers located in Carrollton, Dallas, Garland, Plano, McKinney, Frisco and Wylie in 2009.
3In 2012, the Company prepaid the quarterly dividend for the first quarter of 2013 in December 2012, distributing an additional $0.10 per common share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
Our principal business consists of attracting retail deposits from the general public and the business community and investing those funds, along with borrowed funds, in commercial real estate, secured and unsecured commercial and industrial loans, as well as permanent loans secured by first and second mortgages on owner-occupied, one- to four-family residences and consumer loans. Additionally, we have an active program with mortgage banking companies that allows them to close one- to four-family real estate loans in their own name and manage its cash flow needs until the loans are sold to investors (the “Warehouse Purchase Program”). The Company purchases a 100% participation interest in the loans originated by our mortgage banking company customers, which are then held as one- to four- family mortgage loans held for sale on a short-term basis. The mortgage banking company has no obligation to offer and we have no obligation to purchase these participation interests. The mortgage banking company closes mortgage loans consistent with underwriting standards established by approved investors and once the loan closes, the mortgage banking company delivers the loan to a third party investor.
We also offer brokerage services for the purchase and sale of non-deposit investment and insurance products through a third party brokerage arrangement.
Our operating revenues are derived principally from interest earned on interest-earning assets including loans and investment securities and service charges and fees on deposits and other account services. Our primary sources of funds are deposits, FHLB advances and other borrowings, and payments received on loans and securities. We offer a variety of deposit accounts that provide a wide range of interest rates and terms, generally including savings, money market, term certificate and demand accounts.
Critical Accounting Estimates
Certain of our accounting estimates are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Management believes that its critical accounting estimates include determining the allowance for loan losses and other-than-temporary impairments in our securities portfolio. Our accounting policies are discussed in detail in Note 1 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.
Allowance for Loan Loss. The allowance for loan losses and related provision expense are susceptible to change if the credit quality of our loan portfolio changes, which is evidenced by many factors, including but not limited to charge-offs and non-performing loan trends. Generally, one- to four-family residential mortgage lending has a lower credit risk profile compared to consumer lending (such as automobile or personal line of credit loans). Commercial real estate and commercial and industrial lending, however, have higher credit risk profiles than consumer and one- to four- family residential mortgage loans due to these loans being larger in amount and non-homogenous in structure and term. While management uses available information to recognize losses on loans, changes, in economic conditions, the mix and size of the loan portfolio and individual borrower conditions can dramatically impact our level of allowance for loan losses in relatively short periods of time. Management believes that the allowance for loan losses is maintained at a level that represents our best estimate of inherent credit losses in the loan portfolio as of December 31, 2012.

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
Business Strategy
Our principal objective is to remain an independent, community-oriented financial institution, providing outstanding service and innovative products to customers in our primary market area. Our Board of Directors has sought to accomplish this objective through the adoption of a strategy designed to maintain efficient, growing profitability, strong capital adequacy and high asset quality. Please see Part I, Item 1 - "Business Strategies" for more information.
Comparison of Financial Condition at December 31, 2012 and December 31, 2011
General. Total assets increased by $482.5 million, or 15.2%, to $3.66 billion at December 31, 2012, from $3.18 billion at December 31, 2011, primarily due to a $462.1 million, or 38.2%, increase in net loans held for investment and a $226.4 million, or 27.1%, increase in loans held for sale. The increase in loans included loans acquired in the Highlands acquisition, which totaled $222.9 million at December 31, 2012. The increase in loans was partially offset by a $286.6 million, or 30.7%, decline in our securities portfolio resulting primarily from maturities, paydowns and sales of securities.
Loans. Gross loans (including $1.06 billion in mortgage loans held for sale at December 31, 2012) increased by $689.1 million, or 33.4%, from $2.06 billion at December 31, 2011, to $2.75 billion at December 31, 2012. $466.2 million of the increase was due to organic growth, while $222.9 million of the increase was due to loans acquired in the Highlands acquisition.

	December 31, 2012	December 31, 2011	Dollar Change	Percent Change
	(Dollars in thousands)

Commercial real estate	$839,908	$585,328	$254,580	43.49%

Commercial and industrial loans:
Commercial	245,799	54,479	191,320	351.18
Warehouse lines of credit	32,726	16,141	16,585	102.75
Total commercial and industrial loans	278,525	70,620	207,905	294.40

Consumer:
One- to four-family real estate	378,255	379,944	(1,689)	(0.44)
Home equity/home improvement	135,001	140,966	(5,965)	(4.23)
Other consumer	59,080	51,170	7,910	15.46
Total consumer loans	572,336	572,080	256	0.04

Gross loans held for investment	1,690,769	1,228,028	462,741	37.68

Loans held for sale	1,060,720	834,352	226,368	27.13

Gross loans	$2,751,489	$2,062,380	$689,109	33.41%

The commercial real estate portfolio increased by $254.6 million, or 43.5%, to $839.9 million at December 31, 2012, from $585.3 million at December 31, 2011, with $181.9 million of this increase attributable to organic growth. $72.7 million of the increase was due to the acquisition of Highlands. Our commercial real estate portfolio consists almost exclusively of loans secured by existing, multi-tenanted commercial real estate. 93% of our commercial real estate loan balances are secured by properties located in Texas.

Commercial and industrial (“C&I”) loans increased by $207.9 million, or 294.4%, to $278.5 million at December 31, 2012, from $70.6 million at December 31, 2011, with $112.0 million of this increase due to organic growth. $95.9 million of the increase was due to the Highlands acquisition. In 2012, the Company emphasized growth in the C&I line of business, and added experienced lenders both from the Highlands acquisition and new hires. During 2012, the Company established lending relationships with two banks in an effort to obtain energy loans by way of participations purchased. The Company was successful in purchasing energy loans and accumulated commitments in excess of $70 million during the year. The Company obtains required reserve valuations from an established third party engineering firm. At December 31, 2012, the Company had $48.1 million in energy (oil and gas) loans outstanding. Warehouse lines of credit increased by $16.6 million, or 102.8%, from $16.1 million at December 31, 2011, to $32.7 million at December 31, 2012.

Loans held for sale increased by $226.4 million, or 27.1%, to $1.06 billion at December 31, 2012, from $834.4 million at December 31, 2011, and at December 31, 2012, consisted of Warehouse Purchase Program loans purchased for sale under our standard loan participation agreement. The Company purchases a 100% participation interest in the loans originated by our mortgage banking company customers, which are then held as one- to four- family mortgage loans held for sale on a short-term basis. The mortgage banking company has no obligation to offer and we have no obligation to purchase these participation interests. The mortgage banking company closes mortgage loans consistent with underwriting standards established by approved investors and once the loan closes, the participation interest is delivered by the Company to the investor selected by the originator and approved by the Company. Loans funded by the Warehouse Purchase Program during 2012 consisted of 57% conforming and 43% government, with properties located in 49 states (all states except New York).
Pertinent information regarding the Warehouse Purchase Program is reflected below:

	At and For the Year Ended December 31,
	2012	2011
	(Dollars in thousands)
Fee income generated for the year	$4,453	$2,920
Interest income generated for the year	31,521	18,243
Average outstanding balance per client	28,500	13,900
Number of clients	43	36
Range of approved maximum borrowing amounts	$10 million to $45 million	$10 million to $35 million
Average utilization	65%	77%

One- to four-family loans decreased by $1.6 million, or 0.4%, to $378.3 million at December 31, 2012, from $379.9 million at December 31, 2011. $47.9 million in one- to four- family loans were acquired in the Highlands acquisition; net of the acquisition, one- to four- family loans decreased by $49.5 million. For the first seven months of 2012, prior to the VPM sale, VPM originated $201.3 million in one- to four-family mortgage loans, compared to $367.2 million during 2011.
Allowance for Loan Losses. The allowance for loan losses is maintained to cover losses that are estimated in accordance with U.S. generally accepted accounting principles. It is our estimate of credit losses in our loan portfolio at each balance sheet date. Our methodology for analyzing the allowance for loan losses consists of general and specific components.
For the general component, we stratify the loan portfolio into homogeneous groups of loans that possess similar loss potential characteristics and apply a loss ratio to these groups of loans to estimate the credit losses in the loan portfolio. We use both historical loss ratios and qualitative loss factors assigned to major loan collateral types to establish loss allocations. The historical loss ratio is generally defined as an average percentage of net annual loan losses to loans outstanding. Qualitative loss factors are based on management's judgment of company-specific data and external economic indicators which may not yet be reflective in the historical loss ratios and how this information could impact the Company's specific loan portfolios. The Allowance for Loan Loss Committee sets and adjusts qualitative loss factors by reviewing changes in loan composition and the seasonality of specific portfolios. The Allowance for Loan Loss Committee also considers credit quality and trends relating to delinquency, non-performing and/or classified loans and bankruptcy within the Company's loan portfolio when evaluating qualitative loss factors. Additionally, the Allowance for Loan Loss Committee adjusts qualitative factors periodically to account for the potential impact of external economic factors, including the unemployment rate, housing price, vacancy rates and inventory levels specific to our primary market area.

For the specific component, the allowance for loan losses on individually analyzed impaired loans includes commercial and industrial and one- to four-family and commercial real estate loans where management has concerns about the borrower's ability to repay. Loss estimates include the negative difference, if any, between the current fair value of the collateral or the estimated discounted cash flows and the loan amount due.
Loans acquired from Highlands were initially recorded at fair value, which included an estimate of credit losses expected to be realized over the remaining lives of the loans, and therefore no corresponding allowance for loan losses was recorded for these loans at acquisition. Methods utilized to estimate the required allowance for loan losses for acquired loans not deemed credit−impaired at acquisition are similar to originated loans; however, the estimate of loss is based on the unpaid principal balance less the remaining purchase discount.
Purchased credit impaired (PCI) loans are not considered nonperforming loans, and accordingly, are not included in the non-performing loans to total loans ratio as a numerator, but are included in total loans reflected in the denominator. The result is a downward trend in the ratio when compared to prior periods, assuming all other factors stay the same. Similarly, other asset quality ratios, such as the allowance for loan losses to total loans ratio will reflect a downward trend, assuming all other factors stay the same, due to the impact of PCI loans on the denominator with no corresponding impact in the numerator.
Our non-performing loans, which consist of nonaccrual loans, include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Loans are placed on nonaccrual status when the collection of principal and/or interest becomes doubtful or other factors involving the loan warrant placing the loan on nonaccrual status.
A modified loan is considered a troubled debt restructuring (“TDR”) when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower or collateral with similar credit risk characteristics. Modifications to loan terms may include a modification of the contractual interest rate to a below-market rate (even if the modified rate is higher than the original rate), forgiveness of accrued interest, forgiveness of a portion of principal, an extended repayment period or a deed in lieu of foreclosure or other transfer of assets other than cash to fully or partially satisfy a debt. The Company's policy is to place all TDRs on nonaccrual for a minimum period of six months. Loans qualify for a return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months and the collection of principal and interest under the revised terms is deemed probable. At December 31, 2012, of our $18.0 million in TDRs, $4.2 million were accruing interest and $13.8 million were classified as nonaccrual. Nonaccrual TDRs included $11.2 million attributable to six commercial real estate loans, five of which were performing in accordance with their restructured terms at December 31, 2012.
Our non-performing loans to total loans ratio at December 31, 2012, was 1.61%, compared to 1.88% at December 31, 2011. Non-performing loans increased by $4.1 million to $27.2 million at December 31, 2012, from $23.1 million at December 31, 2011. This increase was primarily due to three commercial lines of credit acquired in the Highlands acquisition totaling $2.8 million.
Securities. Our securities portfolio decreased by $286.6 million, or 30.7%, to $647.6 million at December 31, 2012, from $934.2 million at December 31, 2011. The decrease in our securities portfolio primarily resulted from paydowns and maturities totaling $751.0 million and sales of $133.6 million, which were partially offset by purchases totaling $516.1 million. The majority of these purchases were done for tax strategy purposes. The security sales were part of a change in interest earning asset mix strategy designed, in part, to replace lower yielding securities with higher yielding loans, provide funding for loan growth, and manage liquidity policy ratios. In addition, $86.3 million in securities were acquired in the Highlands transaction.
Deposits. Total deposits increased by $214.3 million, or 10.9%, to $2.18 billion at December 31, 2012, from $1.96 billion at December 31, 2011.

	December 31, 2012	December 31, 2011	Dollar Change	Percent Change
	(Dollars in thousands)
Non-interest-bearing demand	$357,800	$211,670	$146,130	69.0%
Interest-bearing demand	488,748	498,253	(9,505)	(1.9)
Savings and money market	880,924	759,576	121,348	16.0
Time	450,334	493,992	(43,658)	(8.8)
Total deposits	$2,177,806	$1,963,491	$214,315	10.9%

The increase in deposits was primarily due to $378.4 million in deposits acquired in the Highlands acquisition, which included $140.0 million in savings and money market, $121.2 million in time, $78.7 million in non-interest-bearing demand and $38.5 million in interest-bearing demand. Excluding the impact of the Highlands acquisition, deposits decreased by $164.1 million from December 31, 2011, to December 31, 2012. This decrease net of the Highlands acquisition was primarily due to a $164.9 million decline in time deposits, which resulted from a pricing strategy designed to reduce our time deposit rates and improve our net interest margin. Non-interest-bearing demand deposits, excluding the impact of Highlands' deposits, increased by $67.4 million, primarily due to growth in Warehouse Purchase Program checking deposits and commercial checking. The decline in interest-bearing demand deposits included a $46.9 million decline in Absolute Checking deposits.
Borrowings. FHLB advances, net of a $3.2 million restructuring prepayment penalty, increased by $145.8 million, or 19.5%, to $892.2 million at December 31, 2012, from $746.4 million at December 31, 2011. The outstanding balance of FHLB advances increased due to a higher Warehouse Purchase Program balance at December 31, 2012, of which a portion was strategically funded with short term advances. At December 31, 2012, the Company was eligible to borrow an additional $683.0 million from the FHLB. Additionally, the Company was eligible to borrow $105.8 million from the Federal Reserve Bank discount window and has five available federal funds lines of credit with other financial institutions totaling $140.0 million. In addition to FHLB advances, at December 31, 2012, the Company had a $25.0 million outstanding repurchase agreement with Credit Suisse.
The below table shows FHLB advances by maturity and weighted average rate at the end of the period:

	Balance	Weighted Average Rate
	(Dollars in thousands)
Less than 90 days	$558,243	0.17%
90 days to less than one year	142,891	0.78
One to three years	98,258	3.37
After three to five years	77,846	2.91
After five years	18,163	4.82
	895,401	0.95%
Restructuring prepayment penalty	(3,193)
Total	$892,208
Shareholders’ Equity. Total shareholders' equity increased by $114.6 million, or 28.2% , to $520.9 million at December 31, 2012, from $406.3 million at December 31, 2011.

	December 31, 2012	December 31, 2011	Dollar Change	Percent Change
	(Dollars in thousands)
Common stock	$396	$337	$59	17.5%
Additional paid-in capital	372,168	279,473	92,695	33.2
Retained earnings	164,328	144,535	19,793	13.7
Accumulated other comprehensive income	1,895	1,347	548	40.7
Unearned ESOP shares	(17,916)	(19,383)	1,467	(7.6)
Total shareholders’ equity	$520,871	$406,309	$114,562	28.2%
The increase in shareholders' equity was primarily due to the Highlands acquisition, which was an all-stock transaction. Each outstanding share of Highlands' common stock, which totaled 8,307,911 shares at the time of the transaction, was exchanged for 0.6636 shares of Company stock, resulting in an increase of 5,513,061 shares of Company common stock. The transaction increased common stock by $55,000 and increased additional paid-in capital by $86.1 million. Additionally, retained earnings was increased by net income of $35.2 million recognized during 2012, partially offset by the payment of five quarterly dividends totaling $0.40 per common share. The December 2012 dividend of $0.10 per common share represented a dividend prepayment, as the Company does not expect to declare or pay a quarterly dividend in the first quarter of 2013. The dividends reduced retained earnings by $15.4 million during 2012.
Comparison of Results of Operation for the Years Ended December 31, 2012 and 2011

General. Net income for the year ended December 31, 2012 was $35.2 million, an increase of $8.9 million, or 33.9%, from net income of $26.3 million for the year ended December 31, 2011. The increase in net income was driven by an increase in net interest income of $33.2 million, partially offset by a $12.5 million increase in non-interest expense and a $4.9 million decrease in non-interest income. The increased non-interest expenses included acquisition costs of $4.1 million related to the Highlands acquisition, $129,000 in costs related to the sale of VPM, $755,000 in severance costs, and $308,000 in stock awarded to the Company's newly appointed CEO. Basic and diluted earnings per share for the year ended December 31, 2012, were $0.98, a $0.17 increase from $0.81 for the year ended December 31, 2011.

Interest Income. Interest income increased by $21.8 million, or 18.7%, to $138.0 million for the year ended December 31, 2012 from $116.2 million for the year ended December 31, 2011.

	Year Ended December 31,		Dollar	Percent
	2012	2011	Change	Change¹
	(Dollars in thousands)
Interest and dividend income
Loans, including fees	$120,596	$88,238	$32,358	36.7%
Securities	16,741	27,722	(10,981)	(39.6)
Interest-bearing deposits in other financial institutions	117	170	(53)	(31.2)
FHLB and Federal Reserve Bank stock	538	94	444	472.3
	$137,992	$116,224	$21,768	18.7%

The increase in interest income for the year ended December 31, 2012, compared to the year ended December 31, 2011, was primarily due to a $32.4 million, or 36.7% , increase in interest income on loans. Accretion associated with the Highlands acquisition contributed $3.8 million to the increase for the comparable periods. Interest income on loans held for sale (consisting primarily of Warehouse Purchase Program loans) increased $12.8 million, as the average balance increased by $345.6 million for the comparable years ended December 31, 2012 and 2011. Additionally, the average balance of commercial real estate loans increased by $201.6 million during the year ended December 31, 2012, compared to the year ended December 31, 2011, contributing an $11.1 million increase in interest income. The average balance of C&I loans for the year ended December 31, 2012, increased by $141.6 million from the same period in 2011, contributing a $7.4 million increase in interest income.

These increases were partially offset by an $11.0 million, or 39.6%, decline in interest on securities, which resulted primarily from the sale of securities and normal paydowns as well as a reduction in the yield on securities. Overall, the yield on interest-earning assets increased by 20 basis points, to 4.30% for the year ended December 31, 2012, from 4.10% for the year ended December 31, 2011, as a result of the shift of funds from lower yielding securities to higher yielding loans.

    Interest Expense. Interest expense decreased by $11.4 million, or 34.1%, to $22.2 million for the year ended December 31, 2012, from $33.6 million for the year ended December 31, 2011.

	Year Ended December 31,		Dollar	Percent
	2012	2011	Change	Change
	(Dollars in thousands)
Interest expense
Deposits	$11,453	$22,474	$(11,021)	(49.0)%
FHLB advances	9,807	9,882	(75)	(0.8)
Repurchase agreement	876	816	60	7.4
Other borrowings	33	474	(441)	(93.0)
	$22,169	$33,646	$(11,477)	(34.1)%

The decrease was primarily caused by an $11.0 million, or 49.0%, decrease in the interest expense paid on deposits. The decrease in interest expense on deposits was partially due to a $5.0 million decrease in interest expense on time accounts, as a result of a $140.7 million decline in the average balance during the year ended December 31, 2012, compared to the year ended December 31, 2011, and a 53 basis point decline in the average rate for the same periods. Additionally, interest expense on interest-bearing demand deposits declined by $4.9 million, due to a 106 basis point decline in the average rate, from 1.77% for the year ended December 31, 2011, to 0.71% for the year ended December 31, 2012. Deposit costs have continued to decline due to rate reductions in Absolute Checking and other interest-bearing accounts. Interest expense on other borrowings decreased by $441,000, or 93.0%, due to the prepayment in October 2011 of four promissory notes totaling $10.0 million. Each of the four promissory notes had an interest rate of 6% per annum.

Net Interest Income. Net interest income increased by $33.2 million, or 40.3%, to $115.8 million for the year ended December 31, 2012, from $82.6 million for the year ended December 31, 2011. The net interest margin increased 70 basis points to 3.61% for the year ended December 31, 2012, from 2.91% for the same period last year. The net interest rate spread increased 78 basis points to 3.43% for the year ended December 31, 2012, from 2.65% for the same period last year. The increase in the net interest rate margin and spread was primarily attributable to changes in the earning asset mix, lower deposit and borrowing rates, and the impact of the Highlands acquisition. Net of the impact of the Highlands acquisition, the net interest margin for the year ended December 31, 2012 was 3.50%.

Provision for Loan Losses. The provision for loan losses was $3.1 million for the year ended December 31, 2012, a decrease of $831,000, or 20.9%, from $4.0 million for the year ended December 31, 2011. We feel our credit quality has improved due to continued improvement in economic conditions, enhancements in loan underwriting and oversight, as well as the addition of highly experienced commercial lending staff over the past year, both through the Highlands acquisition and new hires. Net charge-offs increased by $1.2 million during the year ended December 31, 2012, compared to the same period in 2011, primarily related to legacy Highlands loans (initially recorded at fair value), which had additional credit deterioration after acquisition.
Non-interest Income. Non-interest income decreased by $4.9 million, or 14.4%, to $29.6 million for the year ended December 31, 2012, from $34.5 million for the year ended December 31, 2011.

	Year Ended December 31,		Dollar	Percent
	2012	2011	Change	Change
	(Dollars in thousands)
Non-interest income
Service charges and fees	$19,512	$18,556	$956	5.2%
Other charges and fees	579	723	(144)	(19.9)
Net gain on sale of mortgage loans	5,436	7,639	(2,203)	(28.8)
Bank-owned life insurance income	699	506	193	38.1
Gain on sale of available for sale securities	1,014	6,268	(5,254)	(83.8)
Loss on sale and disposition of assets	(191)	(798)	607	(76.1)
Impairment of goodwill	(818)	(271)	(547)	201.8
Other	3,325	1,925	1,400	72.7
	$29,556	$34,548	$(4,992)	(14.4)%

The decrease in non-interest income for the year ended December 31, 2012, compared to the year ended December 31, 2011, was primarily attributable to a $6.3 million gain on the sale of available for sale securities in 2011, compared to a gain of $1.0 million during the comparable period in 2012. This decrease was partially offset by a $1.4 million increase in other non-interest income, related to a $2.2 million increase in the value of an equity investment in a community development-oriented private equity fund used for Community Reinvestment Act purposes in 2012, compared to a value increase of $941,000 during the comparable period in 2011.
Net gain on the sale of mortgage loans decreased by $2.2 million, or 28.8%, as we closed out the pipeline from the sale of VPM, selling $179.2 million in loans during the year ended December 31 2012, compared to $268.8 million during the year ended December 31, 2011. Loss on sale and disposition of assets improved $607,000, primarily due to a decline in the value of a foreclosed commercial property in 2011 that was not repeated in 2012. The decrease in non-interest income was also a result of $1.1 million in losses associated with the sale of VPM, including the full impairment of VPM's remaining goodwill of $818,000 and $223,000 from fixed asset disposals.
Service charges and fees increased by $956,000, primarily due to a $1.5 million increase in Warehouse Purchase Program fee income and a $299,000 increase in commercial loan prepayment fees. These fee income increases were partially offset by a $681,000 decrease in non-sufficient funds fees, as less items were returned in 2012 compared to 2011, as well as a $444,000 decrease in debit card interchange income. On October 1, 2012, the Company began refunding all ATM fees charged to customers with an Absolute Checking account, which will decrease future fee income. In the fourth quarter of 2012, $87,000 in ATM fees were refunded.
Non-interest Expense. Non-interest expense increased by $12.5 million, or 16.5%, to $87.7 million for the year ended December 31, 2012, from $75.2 million for the year ended December 31, 2011.

	Year Ended December 31,		Dollar	Percent
	2012	2011	Change	Change
	(Dollars in thousands)
Non-interest expense
Salaries and employee benefits	$51,719	$47,360	$4,359	9.2%
Acquisition costs	4,127	—	4,127	N/M
Advertising	1,753	1,519	234	15.4
Occupancy and equipment	7,365	5,966	1,399	23.4
Outside professional services	2,320	2,644	(324)	(12.3)
Regulatory assessments	2,534	2,401	133	5.5
Data processing	6,109	4,648	1,461	31.4
Office operations	7,144	5,972	1,172	19.6
Other	4,619	4,730	(111)	(2.3)
	$87,690	$75,240	$12,450	16.5%
¹ N/M - not meaningful

The increased non-interest expenses included Highlands-related acquisition costs of $4.1 million and $226,000 in severance costs (reported in salaries and employee benefits expense) related to the Highlands acquisition and the sale of VPM, as well as $529,000 in severance and benefit costs paid for the departures of our General Counsel and our Chief Operating Officer. Salaries and employee benefits expense increased by $4.4 million, or 9.2%, primarily due to the addition of employees from the Highlands acquisition, as well as adding three new ViewPoint Bank locations in mid to late 2011. This increase was partially offset by salary and benefit savings from the sale of VPM.
Occupancy and equipment expense increased $1.4 million, of which $1.0 million was due to the addition of the rent for buildings acquired in the Highlands acquisition. Data processing expenses increased $1.5 million, of which $433,000 was related to the Highlands acquisition, as well as increased software renewal costs. $475,000 of the increase in office operations expense was related to the Highlands acquisition and $598,000 was attributable to an ATM servicing project. Although VPM was sold in July 2012, $6.7 million in operating expenses were incurred during the year ended December 31, 2012, as the Company worked all loans in the pipeline until the loans were purchased by an investor or the Bank.
Income Tax Expense. During the year ended December 31 2012, we recognized income tax expense of $19.3 million on our pre-tax income, which was an effective tax rate of 35.4%, compared to income tax expense of $11.6 million, which was an effective tax rate of 30.6%, for the year ended December 31, 2011. The increase in the effective tax rate was primarily due to various individually immaterial adjustments to income tax expense recorded during the period.
Comparison of Results of Operation for the Years Ended December 31, 2011 and 2010
General. Net income for the year ended December 31, 2011, was $26.3 million, an increase of $8.5 million, or 47.9%, from net income of $17.8 million for the year ended December 31, 2010. Net income for the year ended December 31, 2011, included a $4.1 million net of tax gain on the sale of available for sale securities. The increase in net income was driven by higher net interest income, the gain on sale of securities and a lower provision for loan losses, and was partially offset by a $5.4 million decline in the net gain on sales of loans and a $2.1 million increase in non-interest expense. Our basic and diluted earnings per share for the year ended December 31, 2011, were $0.81, a $0.22 increase from $0.59 for the year ended December 31, 2010.

Interest Income. Interest income increased by $839,000, or 0.7%, from $115.4 million for the year ended December 31, 2010, to $116.2 million for the year ended December 31, 2011.

	Year Ended December 31,		Dollar	Percent
	2011	2010	Change	Change
	(Dollars in thousands)
Interest and dividend income
Loans, including fees	$88,238	$88,550	$(312)	(0.4)%
Securities	27,722	26,365	1,357	5.1
Interest bearing deposits in other financial institutions	170	402	(232)	(57.7)
FHLB stock	94	68	26	38.2
	$116,224	$115,385	$839	0.7%

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

	Year Ended December 31,		Dollar	Percent
	2011	2010	Change	Change
	(Dollars in thousands)
Interest expense
Deposits	$22,474	$31,015	$(8,541)	(27.5)%
FHLB advances	9,882	11,723	(1,841)	(15.7)
Repurchase agreement	816	816	—	—
Other borrowings	474	599	(125)	(20.9)
	$33,646	$44,153	$(10,507)	(23.8)%

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

	Year Ended December 31,		Dollar	Percent
	2011	2010	Change	Change¹
	(Dollars in thousands)
Non-interest income
Service charges and fees	$18,556	$18,505	$51	0.3%
Other charges and fees	723	711	12	1.7
Net gain on sale of mortgage loans	7,639	13,041	(5,402)	(41.4)
Bank-owned life insurance income	506	384	122	31.8
Gain on sale of available for sale securities	6,268	—	6,268	N/M
Loss on sale and disposition of assets	(798)	(365)	(433)	118.6
Impairment of goodwill	(271)	—	(271)	N/M
Other	1,925	1,188	737	62.0
	$34,548	$33,464	$1,084	3.2%
¹ N/M - not meaningful
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
In June 2011, the Company impaired its goodwill by $271,000, reducing the goodwill balance from $1.1 million at December 31, 2010, to $818,000 at December 31, 2011. The goodwill resulted from the Bank's 2007 purchase of the assets of Bankers Financial Mortgage Group, Ltd (now VPM). Due to the downturn in mortgage market conditions, reduced earnings and loan production personnel changes, the Company performed an evaluation of its goodwill outside of the normal annual review cycle. This evaluation showed a $271,000 excess of carrying value of the goodwill over its fair value.
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
Outside professional services expense increased by $275,000, or 11.6%, in 2011 compared to 2010, primarily due to settlement and estimated legal expenses related to litigation. The majority of these expenses is attributable to a class action lawsuit alleging that the Company, the Bank and VPM improperly classified VPM's mortgage loan officers as exempt employees under the FLSA, and thereby failed to properly compensate them for overtime. At a mediation in September 2011 and without admitting liability, the parties agreed to settle the matter for $350,000. Data processing expense increased by $416,000, or 9.8%, primarily due to increased software renewal costs, while other non-interest expense increased by $605,000, or 14.7%, primarily due to costs relating to our pending acquisition of Highlands Bancshares, Inc. These increases were partially offset by an $834,000, or 25.8%, reduction in regulatory assessments due to the new FDIC fee structure, which uses assets less Tier One capital as an assessment base and resulted in a lower rate.
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

	Year Ended December 31,
	2012			2011			2010
	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$719,181	$45,429	6.32%	$517,592	$34,320	6.63%	$473,400	$32,006	6.76%
Commercial and industrial	185,101	10,112	5.46	43,512	2,760	6.34	35,283	2,278	6.46
One- to four- family real estate	398,885	21,392	5.36	378,578	20,058	5.30	389,002	21,422	5.51
Home equity/home improvement	141,692	7,851	5.54	140,713	8,072	5.74	133,328	8,025	6.02
Other consumer	59,120	3,610	6.11	54,756	3,622	6.61	80,298	5,038	6.27
Loans held for sale	785,150	32,202	4.10	439,533	19,406	4.42	407,287	19,781	4.86
Less: deferred fees and allowance for loan loss	(18,269)	—	—	(15,697)	—	—	(14,352)	—	—
Loans receivable [1]	2,270,860	120,596	5.31	1,558,987	88,238	5.66	1,504,246	88,550	5.89
Agency mortgage-backed securities	331,308	7,833	2.36	455,552	12,583	2.76	466,536	13,959	2.99
Agency collateralized mortgage obligations	466,394	6,909	1.48	666,861	12,940	1.94	361,453	9,025	2.50
Investment securities	56,603	1,999	3.53	62,410	2,199	3.52	100,879	3,381	3.35
FHLB and FRB stock	39,548	538	1.36	21,468	94	0.44	16,939	68	0.40
Interest earning deposit accounts	43,669	117	0.27	68,007	170	0.25	90,614	402	0.44
Total interest-earning assets	3,208,382	137,992	4.30	2,833,285	116,224	4.10	2,540,667	115,385	4.54
Non-interest-earning assets	177,717			134,562			157,703
Total assets	$3,386,099			$2,967,847			$2,698,370
Interest-bearing liabilities:
Interest-bearing demand	$479,209	3,391	0.71	$469,715	8,309	1.77	$374,083	8,976	2.40
Savings and money market	859,119	2,340	0.27	738,503	3,466	0.47	718,224	9,102	1.27
Time	487,040	5,722	1.17	627,736	10,699	1.70	658,988	12,937	1.96
Borrowings	718,265	10,716	1.49	486,519	11,172	2.30	399,880	13,138	3.29
Total interest-bearing liabilities	2,543,633	22,169	0.87	2,322,473	33,646	1.45	2,151,175	44,153	2.05
Non-interest-bearing demand	306,788			195,278			183,720
Non-interest-bearing liabilities	48,076			41,832			50,853
Total liabilities	2,898,497			2,559,583			2,385,748
Total shareholders’ equity	487,602			408,264			312,622
Total liabilities and shareholders’ equity	$3,386,099			$2,967,847			$2,698,370
Net interest income and margin		$115,823	3.61%		$82,578	2.91%		$71,232	2.80%
Net interest income and margin (tax-equivalent basis) [2]		$116,510	3.63%		$83,273	2.94%		$72,096	2.84%
Net interest rate spread			3.43%			2.65%			2.49%
Net earning assets	$664,749			$510,812			$389,492
Average interest-earning assets to average interest-bearing liabilities	126.13%			121.99%			118.11%

[1]	Calculated net of deferred fees, loan discounts, loans in process and allowance for loan losses. Includes loans held for sale.

[2]
In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for 2012, 2011 and 2010. Tax-exempt investments and loans had an average balance of $52.3 million, $52.6 million and $41.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

	Year Ended December 31,
	2012 versus 2011			2011 versus 2010
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$12,803	$(1,694)	$11,109	$2,940	$(626)	$2,314
Commercial and industrial	7,786	(434)	7,352	523	(41)	482
One- to four- family real estate	1,087	247	1,334	(565)	(799)	(1,364)
Home equity/home improvement	56	(277)	(221)	433	(386)	47
Other consumer	277	(289)	(12)	(1,677)	261	(1,416)
Loans held for sale	14,265	(1,469)	12,796	1,458	(1,833)	(375)
Loans receivable	36,274	(3,916)	32,358	3,112	(3,424)	(312)
Agency mortgage-backed securities	(3,108)	(1,642)	(4,750)	(323)	(1,053)	(1,376)
Agency collateralized mortgage obligations	(3,375)	(2,656)	(6,031)	6,281	(2,366)	3,915
Investment securities	(205)	5	(200)	(1,348)	166	(1,182)
FHLB and FRB stock	127	317	444	19	7	26
Interest earning deposit accounts	(64)	11	(53)	(84)	(148)	(232)
Total interest-earning assets	29,649	(7,881)	21,768	7,657	(6,818)	839
Interest-bearing liabilities:
Interest-bearing demand	165	(5,083)	(4,918)	1,997	(2,664)	(667)
Savings and money market	500	(1,626)	(1,126)	250	(5,886)	(5,636)
Time	(2,086)	(2,891)	(4,977)	(592)	(1,646)	(2,238)
Borrowings	4,247	(4,703)	(456)	2,488	(4,454)	(1,966)
Total interest bearing liabilities	2,826	(14,303)	(11,477)	4,143	(14,650)	(10,507)
Net interest income	$26,823	$6,422	$33,245	$3,514	$7,832	$11,346

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
Planning for the Company's normal business liquidity needs, both expected and unexpected, is done on a daily and short-term basis through the cash management function. On a longer-term basis it is accomplished through the budget and strategic planning functions, with support from internal asset/liability management software model projections.
The Liquidity Committee monitors liquidity positions and projections, and adds liquidity contingency planning to the process by focusing on possible scenarios that would stress liquidity beyond the Bank's normal business liquidity needs. These scenarios may include macro economics and bank specific situations focusing on high probability-high impact, high probability-low impact, low probability-high impact, and low probability-low impact stressors.
Management recognizes that the events and their severity of liquidity stress leading up to and occurring during a liquidity stress event cannot be precisely defined or listed. Nevertheless, management believes that liquidity stress events can be categorized into sources and uses of liquidity, and levels of severity, with responses that apply to various situations.
In addition to the primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of December 31, 2012, the Company had an additional borrowing capacity of $683.0 million with the FHLB. Also, at December 31, 2012, the Company had $140.0 million in federal funds lines of credit available with other financial institutions. The Company may also use the discount window at the Federal Reserve Bank as a source of short-term funding. Federal Reserve Bank borrowing capacity varies based upon securities pledged to the discount window line. As of December 31, 2012, securities pledged had a collateral value of $105.8 million.
As of December 31, 2012, the Company had classified 44.3% of its securities portfolio as available for sale (including pledged securities), providing an additional source of liquidity. Management believes that because active markets exist and our securities portfolio is of high quality, our available for sale securities are marketable. Participations in loans we originate, including portions of commercial real estate loans, are sold to create another source of liquidity and to manage borrower concentration risk as well as interest rate risk.
Liquidity management is both a daily and long-term function of business management. Short term excess liquidity is generally placed in short-term investments, such as overnight deposits and federal funds sold. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities.
The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. The Company's primary source of funds consists of the net proceeds retained by the Company from our initial public offering in 2006 and our “second-step” offering in July 2010. We also have the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At December 31, 2012, the Company (on an unconsolidated basis) had liquid assets of $47.6 million.
The Company uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. Total approved loan commitments (including Warehouse Purchase Program commitments, unused lines of credit and letters of credit) amounted to $500.2 million and $437.4 million at December 31, 2012, and December 31, 2011, respectively. It is management's policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Company. Certificates of deposit scheduled to mature in one year or less at December 31, 2012 totaled $352.9 million with a weighted average rate of 1.15%.
During the year ended December 31, 2012, cash and cash equivalents increased by $22.3 million, or 48.2%, to $68.7 million as of December 31, 2012, from $46.3 million as of December 31, 2011. Cash provided by investing activities of $283.9 million offset cash used by financing activities of $93.8 million and cash used in operating activities of $167.7 million. Primary sources of cash for the year ended December 31, 2012 included proceeds from the sale of loans held for sale of $12.53 billion (primarily related to our Warehouse Purchase Program), maturities, prepayments and calls of available-for-sale securities of $614.4 million and proceeds from FHLB advances of $634.0 million. Primary uses of cash for the year ended December 31, 2012, included loans originated or purchased for sale of $12.76 billion (primarily related to our Warehouse Purchase Program), purchases of available-for-sale securities of $516.1 million and repayments on FHLB advances of $488.2 million.
During 2011, cash and cash equivalents decreased by $22.4 million, or 32.5%, from $68.7 million as of December 31, 2010, to $46.3 million as of December 31, 2011. Cash used in operating activities of $294.2 million offset cash provided by investing activities of $70.6 million and cash provided by financing activities of $201.2 million. Primary sources of cash for the year ended December 31, 2011 included proceeds from the sale of loans held for sale of $7.54 billion (primarily related to our Warehouse Purchase Program), maturities, prepayments and calls of available-for-sale securities of $551.2 million and proceeds from FHLB advances of $502.5 million. Primary uses of cash for the year ended December 31, 2011, included loans originated or purchased for sale of $7.87 billion (primarily related to our Warehouse Purchase Program), purchases of available-for-sale securities of $544.2 million, repayments on FHLB advances of $217.3 million and purchases of held-to-maturity securities of $184.1 million.
Please see Item 1A (Risk Factors) under Part 1 of this Form 10-K for information regarding liquidity risk.

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments

The following table presents our longer term, non-deposit related, contractual obligations and commitments to extend credit to our borrowers, in aggregate and by payment due dates (not including any interest amounts). In addition to the commitments below, the Company had overdraft protection available to its depositors in the amount of $79.4 million at December 31, 2012.

	December 31, 2012
	Less than One Year	One through Three Years	Four through Five Years	After Five Years	Total
	(Dollars in thousands)
Contractual obligations:
Deposits without a stated maturity	$1,727,472	$—	$—	$—	$1,727,472
Certificates of deposit	352,917	76,232	19,344	1,841	450,334
FHLB advances (gross of restructuring prepayment penalty of $3,193)	701,134	98,258	77,846	18,163	895,401
Repurchase agreement	—	—	—	25,000	25,000
Private equity fund for Community Reinvestment Act purposes	2,000	—	—	—	2,000
Operating leases (premises)	2,374	4,559	3,343	5,921	16,197
Total contractual obligations	$2,785,897	$179,049	$100,533	$50,925	3,116,404
Off-balance sheet loan commitments: [1]
Unused commitments to extend credit	$219,284	$—	$—	$—	219,284
Unused commitment on Warehouse Purchase Program loans	278,780	—	—	—	278,780
Standby letters of credit	2,155	—	—	—	2,155
Total loan commitments	$500,219	$—	$—	$—	500,219
Total contractual obligations and loan commitments					$3,616,623

[1]	Loans having no stated maturity are reported in the “Less than One Year” category.

Capital Resources

The Bank and the Company are subject to minimum capital requirements imposed by the OCC and the FRB. Consistent with our goal to operate a sound and profitable organization, our policy is for the Bank and the Company to maintain “well-capitalized” status under the capital categories of the OCC and the FRB. Based on capital levels at December 31, 2012, and 2011, the Bank and the Company were considered to be well-capitalized. See “How We Are Regulated - Regulatory Capital Requirements.”

At December 31, 2012, the Bank's equity totaled $419.9 million. The Company's consolidated equity totaled $520.9 million, or 14.2% of total assets, at December 31, 2012.

	Actual		Required for Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012	(Dollars in Thousands)
Total risk-based capital
the Company	$505,566	22.47%	$179,957	8.00%	224,947	10.00%
the Bank	404,562	18.00	179,847	8.00	224,809	10.00
Tier 1 risk-based capital
the Company	487,515	21.67	89,979	4.00	134,968	6.00
the Bank	386,511	17.19	89,923	4.00	134,885	6.00
Tier 1 leverage
the Company	487,515	13.97	139,620	4.00	174,525	5.00
the Bank	386,511	11.08	139,595	4.00	174,493	5.00

December 31, 2011
Total risk-based capital
the Company	$421,185	25.46%	$132,336	8.00%	$165,421	10.00%
the Bank	336,694	20.36	132,279	8.00	165,349	10.00
Tier 1 risk-based capital
the Company	403,698	24.40	66,168	4.00	99,252	6.00
the Bank	319,207	19.31	66,140	4.00	99,209	6.00
Tier 1 leverage
the Company	403,698	12.58	128,398	4.00	160,498	5.00
the Bank	319,207	9.94	128,517	4.00	160,647	5.00
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
A key element of the Bank’s asset/liability management strategy is to protect earnings by managing the inherent maturity and repricing mismatches between its interest earning assets and interest bearing liabilities. The Bank generally manages such earnings exposure through the addition of loans, investment securities and deposits with risk mitigating characteristics and by entering into appropriate term FHLB advance agreements.
As part of its efforts to monitor and manage interest rate risk, the Bank uses the economic value of equity (“EVE”) methodology adopted by the OCC as part of its capital regulations. In essence, the EVE approach calculates the difference between the present value of expected cash flows from assets and liabilities. In addition to monitoring selected measures of EVE, management also calculates and monitors potential effects on net interest income resulting from increases or decreases in market interest rates. This approach uses the earnings at risk (“EAR”) methodology adopted by the OCC as part of its capital regulations. EAR calculates estimated net interest income using a flat balance sheet approach over a twelve month time horizon. The EAR process is used in conjunction with EVE measures to identify interest rate risk on both a global and account level basis. Management and the Board of Directors review EVE and EAR measurements at least quarterly to determine whether the Bank's interest rate exposure is within the limits established by the Board of Directors.

The Bank's asset/liability management strategy sets acceptable limits for the percentage change in EVE and EAR given changes in interest rates. For an instantaneous, parallel, and sustained interest rate increase or decrease of 100 basis points, the Bank's policy indicates that the EVE ratio should not fall below 7.00%, and for increases of 200, 300 and 400 basis points, the EVE ratio should not fall below 6.00%, 5.25% and 5.00%, respectively. For an instantaneous, parallel, and sustained interest rate increase or decrease of 100 basis points, the Bank's policy indicates that EAR should not decrease by more than 7%, and for increases of 200, 300, and 400 basis points, EAR should not decrease by more than 10%, 13%, and 15%, respectively.
As illustrated in the tables below, the Bank was within policy limits for all scenarios tested. The tables presented below, as of December 31, 2012, and December 31, 2011, are internal analyses of our interest rate risk as measured by changes in EVE and EAR for instantaneous, parallel, and sustained shifts for all market rates and yield curves, in 100 basis point increments, up 400 basis points and down 100 basis points.
As illustrated in the tables below, our EVE would be positively impacted by a parallel, instantaneous, and sustained increase in market rates. Such an increase in rates would positively impact EVE as a result of the duration of assets, including loans and investments, being shorter than the duration of liabilities, primarily deposit accounts and FHLB borrowings. As interest rates rise, the market value of fixed rate advances and retail deposits declines due to longer maturities and contractual rates lower than market rates. As illustrated in the table below at December 31, 2012, our EAR would be positively impacted by a parallel, instantaneous, and sustained increase in market rates of 300 or 400 basis points. As market interest rates rise and variable loan rates move above their floors, the interest rate repricing of variable rate and maturing loans and securities increases net interest income.

December 31, 2012
Change in Interest Rates in Basis Points	Economic Value of Equity				Earnings at Risk (12 months)
	Estimated EVE	Estimated Increase / (Decrease) in EVE		EVE Ratio %	Estimated Net Interest Income	Increase / (Decrease) in Estimated Net Interest Income
	$ Amount	$ Change	% Change		$ Amount	$ Change	% Change
	(Dollars in thousands)
400	534,416	18,473	3.58	15.40	140,514	11,608	9.01
300	541,071	25,128	4.87	15.31	134,215	5,309	4.12
200	541,636	25,693	4.98	15.07	127,916	(990)	(0.77)
100	534,009	18,066	3.50	14.62	125,333	(3,573)	(2.77)
—	515,943	—	—	13.94	128,906	—	—
(100)	493,055	(22,888)	(4.44)	13.15	127,524	(1,382)	(1.07)

December 31, 2011
Change in Interest Rates in Basis Points	Economic Value of Equity				Earnings at Risk (12 months)
	Estimated EVE	Estimated Increase / (Decrease) in EVE		EVE Ratio %	Estimated Net Interest Income	Increase / (Decrease) in Estimated Net Interest Income
	$ Amount	$ Change	% Change		$ Amount	$ Change	% Change
	(Dollars in thousands)
400	392,825	(17,571)	(4.28)	13.22	93,440	10,734	12.98
300	410,840	444	0.11	13.51	89,242	6,536	7.90
200	420,598	10,202	2.49	13.54	84,896	2,190	2.65
100	421,130	10,734	2.62	13.30	80,798	(1,908)	(2.31)
—	410,396	—	—	12.75	82,706	—	—
(100)	383,397	(26,999)	(6.58)	11.76	85,652	2,946	3.56

The Bank's EVE was $515.9 million, or 13.94%, of the market value of portfolio assets as of December 31, 2012, a $105.5 million increase from $410.4 million, or 12.75%, of the market value of portfolio assets as of December 31, 2011. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $25.7 million increase in our EVE at December 31, 2012, compared to a $10.2 million increase at December 31, 2011, and would result in a 113 basis point increase in our EVE ratio to 15.07% at December 31, 2012, as compared to a 79 basis point increase to 13.54% at December 31, 2011. An immediate 100 basis point decrease in market interest rates would result in a $22.9 million decrease in our EVE at December 31, 2012, compared to $27.0 million increase at December 31, 2011, and would result in a 79 basis point decrease in our EVE ratio to 13.15% at December 31, 2012, as compared to a 99 basis point decrease in our EVE ratio to 11.76% at December 31, 2011.
A research study of the bank’s non-maturity deposit accounts has been completed. In this study, decay rates, repricing betas, and customer behavior were analyzed over time on an individual account level basis. The results were aggregated by product, with recommendations which were subsequently implemented. The updated account assumptions resulted in an increase to the overall projected duration of the non-maturity deposit account portfolio.
The Bank's EAR for the twelve months ending December 31, 2013 is measured at $128.9 million, compared to $82.7 million for the twelve months ending December 31, 2012. Based on the assumptions utilized, an immediate 200 basis point increase in market rates would result in a $990 thousand, or 0.77%, decrease in net interest income for the twelve months ending December 31, 2013, compared to a $2.2 million, or 2.65%, increase for the twelve months ending December 31, 2012. An immediate 100 basis point decrease in market rates would result in a $1.4 million decrease in net interest income for the twelve months ending December 31, 2013, compared to a $2.9 million increase for the twelve months ending December 31, 2012.
We have implemented a strategic plan to mitigate interest rate risk. This plan includes the ongoing review of our mix of fixed rate versus variable rate loans, investments, deposits, and borrowings. When available and appropriate, high quality adjustable rate assets are purchased or originated. These assets generally may reduce our sensitivity to upward interest rate shocks. On the liability side of the balance sheet, borrowings are added as appropriate. These borrowings will be of a size and term so as to mitigate the impact of duration mismatches, reducing our sensitivity to upward interest rate shocks. These strategies are implemented as needed and as opportunities arise to mitigate interest rate risk without materially sacrificing earnings.
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
VIEWPOINT FINANCIAL GROUP, INC.
FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
ViewPoint Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of ViewPoint Financial Group, Inc. as of December 31, 2012 and 2011 and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ViewPoint Financial Group, Inc. at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ViewPoint Financial Group, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
February 20, 2013

CONSOLIDATED BALANCE SHEETS
Years ended December 31,
(Dollar amounts in thousands, except per share data)

	2012	2011
ASSETS
Cash and due from financial institutions	$34,227	$16,661
Short-term interest-bearing deposits in other financial institutions	34,469	29,687
Total cash and cash equivalents	68,696	46,348
Securities available for sale, at fair value	287,034	433,745
Securities held to maturity (fair value: December 31, 2012 — $376,153, December 31, 2011— $518,142)	360,554	500,488
Loans held for sale (includes $0 and $16,607 carried at fair value at December 31, 2012 and 2011)	1,060,720	834,352
Loans held for investment (net of allowance for loan losses of $18,051 at December 31, 2012 and $17,487 at December 31, 2011)	1,673,204	1,211,057
FHLB and Federal Reserve Bank stock, at cost	45,025	37,590
Bank-owned life insurance	34,916	29,007
Foreclosed assets, net	1,901	2,293
Premises and equipment, net	53,160	50,261
Goodwill	29,650	818
Accrued interest receivable	9,900	8,982
Prepaid FDIC assessment	4,809	4,967
Other assets	33,489	20,670
Total assets	$3,663,058	$3,180,578
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand	$357,800	$211,670
Interest-bearing demand	488,748	498,253
Savings and money market	880,924	759,576
Time	450,334	493,992
Total deposits	2,177,806	1,963,491
FHLB advances (net of prepayment penalty of $3,193 at December 31, 2012 and $4,222 at December 31, 2011	892,208	746,398
Repurchase agreement	25,000	25,000
Accrued interest payable	1,216	1,220
Other liabilities	45,957	38,160
Total liabilities	3,142,187	2,774,269
Commitments and contingent liabilities	—	—
Shareholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized; 0 shares issued — December 31, 2012 and December 31, 2011	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; 39,612,911 shares issued — December 31, 2012 and 33,700,399 shares issued — December 31, 2011	396	337
Additional paid-in capital	372,168	279,473
Retained earnings	164,328	144,535
Accumulated other comprehensive income, net	1,895	1,347
Unearned Employee Stock Ownership Plan (ESOP) shares; 1,918,039 shares at December 31, 2012 and 2,102,234 shares at December 31, 2011	(17,916)	(19,383)
Total shareholders’ equity	520,871	406,309
Total liabilities and shareholders’ equity	$3,663,058	$3,180,578

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31,
(Dollar amounts in thousands, except per share data)

	2012	2011	2010
Interest and dividend income
Loans, including fees	$120,596	$88,238	$88,550
Taxable securities	14,850	25,830	24,837
Nontaxable securities	1,891	1,892	1,528
Interest-bearing deposits in other financial institutions	117	170	402
FHLB and Federal Reserve Bank stock	538	94	68
	137,992	116,224	115,385
Interest expense
Deposits	11,453	22,474	31,015
FHLB advances	9,807	9,882	11,723
Repurchase agreement	876	816	816
Other borrowings	33	474	599
	22,169	33,646	44,153
Net interest income	115,823	82,578	71,232
Provision for loan losses	3,139	3,970	5,119
Net interest income after provision for loan losses	112,684	78,608	66,113
Non-interest income
Service charges and fees	19,512	18,556	18,505
Other charges and fees	579	723	711
Net gain on sale of mortgage loans	5,436	7,639	13,041
Bank-owned life insurance income	699	506	384
Gain on sale of available for sale securities	1,014	6,268	—
Loss on sale and disposition of assets	(191)	(798)	(365)
Impairment of goodwill	(818)	(271)	—
Other	3,325	1,925	1,188
	29,556	34,548	33,464
Non-interest expense
Salaries and employee benefits	51,719	47,360	46,203
Acquisition costs	4,127	—	—
Advertising	1,753	1,519	1,285
Occupancy and equipment	7,365	5,966	5,907
Outside professional services	2,320	2,644	2,369
Regulatory assessments	2,534	2,401	3,235
Data processing	6,109	4,648	4,232
Office operations	7,144	5,972	5,790
Other	4,619	4,730	4,125
	87,690	75,240	73,146
Income before income tax expense	54,550	37,916	26,431
Income tax expense	19,309	11,588	8,632
Net income	$35,241	$26,328	$17,799
Earnings per share:
Basic	$0.98	$0.81	$0.59
Diluted	$0.98	$0.81	$0.59

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31,
(Dollar amounts in thousands)

	2012	2011	2010
Net income	$35,241	$26,328	$17,799
Change in unrealized gains (losses) on securities available for sale	1,867	4,673	(2,132)
Reclassification of amount realized through sale of securities	(1,014)	(6,268)	—
Tax effect	(305)	569	703
Other comprehensive income (loss), net of tax	548	(1,026)	(1,429)
Comprehensive income	$35,789	$25,302	$16,370

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31,
(Dollar amounts in thousands, except per share and share data)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income, Net	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2010	$305	$118,254	$(6,159)	$111,188	$3,802	$(21,708)	$205,682
ESOP shares earned, 157,065 shares	—	686	1,196	—	—	—	1,882
Share-based compensation expense	—	1,802	—	—	—	—	1,802
Restricted stock forfeiture	—	334	—	—	—	(334)	—
Treasury stock purchased at cost, 25,634 shares	—	—	—	—	—	(407)	(407)
Treasury stock retired, 25,309 shares	—	(334)	—	—	—	334	—
Dividends declared ($0.16 per share)	—	—	—	(3,862)	—	—	(3,862)
Items relating to Conversion and stock offering:
Merger of ViewPoint MHC pursuant to reorganization	—	207	—	—	—	—	207
Treasury stock retired pursuant to reorganization (1,305,435 shares)	(13)	(22,102)	—	—	—	22,115	—
Cancellation of ViewPoint MHC shares (14,183,812 shares)	(142)	142	—	—	—	—	—
Proceeds from stock offering (19,857,337 shares), net expense of $7,773	199	190,602	—	—	—	—	190,801
Purchase of shares by ESOP pursuant to reorganization (1,588,587 shares)	—	—	(15,886)	—	—	—	(15,886)
Comprehensive income	—	—	—	17,799	(1,429)	—	16,370
Balance at December 31, 2010	349	289,591	(20,849)	125,125	2,373	—	396,589
ESOP shares earned, 184,194 shares	—	1,331	1,466	—	—	—	2,797
Share-based compensation expense	—	1,551	—	—	—	—	1,551
Dividends declared ($0.20 per share)	—	—	—	(6,918)	—	—	(6,918)
Share repurchase, 1,100,100 shares	(12)	(13,000)	—	—	—	—	(13,012)
Comprehensive income	—	—	—	26,328	(1,026)	—	25,302
Balance at December 31, 2011	337	279,473	(19,383)	144,535	1,347	—	406,309
ESOP shares earned, 184,195 shares	—	2,526	1,467	—	—	—	3,993
Share-based compensation expense	—	1,878	—	—	—	—	1,878
Net issuance of common stock under employee stock plans (399,451 shares)	4	2,232	—	—	—	—	2,236
Dividends declared ($0.40 per share)	—	—	—	(15,448)	—	—	(15,448)
Acquisition of Highlands Bancshares, Inc.	55	86,059	—	—	—	—	86,114
Comprehensive income	—	—	—	35,241	548	—	35,789
Balance at December 31, 2012	$396	$372,168	$(17,916)	$164,328	$1,895	$—	$520,871
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31,
(Dollar amounts in thousands)

	2012	2011	2010
Cash flows from operating activities
Net income	$35,241	$26,328	$17,799
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	3,139	3,970	5,119
Depreciation and amortization	3,971	3,515	3,571
Deferred tax expense (benefit)	5,262	204	(794)
Premium amortization and accretion of securities, net	6,424	4,515	3,832
Accretion related to acquired loans	(3,784)	—	—
Gain on sale of available for sale securities	(1,014)	(6,268)	—
ESOP compensation expense	3,993	2,797	1,882
Share-based compensation expense	1,878	1,551	1,802
Net gain on loans held for sale	(5,436)	(7,639)	(13,041)
Loans originated or purchased for sale	(12,755,753)	(7,872,727)	(7,877,505)
Proceeds from sale of loans held for sale	12,534,821	7,537,999	7,739,992
FHLB stock dividends	(121)	(84)	(68)
Bank-owned life insurance (BOLI) income	(699)	(506)	(384)
Loss on sale and disposition of assets	191	652	546
Impairment of goodwill	818	271	—
Net change in deferred loan fees	30	(589)	(1,087)
Net change in accrued interest receivable	793	266	(1,149)
Net change in other assets	(1,871)	3,277	2,515
Net change in other liabilities	4,371	8,311	2,687
Net cash used in operating activities	(167,746)	(294,157)	(114,283)
Cash flows from investing activities
Available-for-sale securities:
Maturities, prepayments and calls	614,361	551,204	562,924
Purchases	(516,139)	(544,232)	(801,282)
Proceeds from sale of AFS securities	133,595	279,420	—
Held-to-maturity securities:
Maturities, prepayments and calls	136,606	113,687	69,788
Purchases	—	(184,137)	(248,628)
Distribution from new markets equity fund	—	—	458
Net change in loans held for investment	(182,658)	(123,995)	8,259
Purchase of FHLB and Federal Reserve Bank stock	(4,845)	(16,937)	(6,354)
Cash and cash equivalents from acquisition	98,469	—	—
Purchases of premises and equipment	(2,272)	(5,213)	(2,114)
Proceeds from sale of assets	6,740	868	3,959
Net cash provided by (used in) investing activities	283,857	70,665	(412,990)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years ended December 31,
(Dollar amounts in thousands)

Cash flows from financing activities
Net change in deposits	(164,149)	(54,059)	220,885
Proceeds from FHLB advances	634,000	502,500	291,645
Repayments on FHLB advances	(488,190)	(217,321)	(142,930)
Share repurchase	—	(13,012)	—
Net proceeds from stock offering	—	—	190,801
Purchase of shares by ESOP pursuant to reorganization	—	—	(15,886)
Merger of ViewPoint MHC pursuant to reorganization	—	—	207
Repayments of other borrowings	(62,212)	(10,000)	—
Treasury stock purchased	—	—	(407)
Payment of dividends	(15,448)	(6,918)	(3,862)
Proceeds from stock option exercises	2,236	—	—
Net cash provided by (used in) financing activities	(93,763)	201,190	540,453
Net change in cash and cash equivalents	22,348	(22,302)	13,180
Beginning cash and cash equivalents	46,348	68,650	55,470
Ending cash and cash equivalents	$68,696	$46,348	$68,650
Supplemental cash flow information:
Interest paid	$22,173	$33,967	$44,496
Income taxes paid	17,490	12,780	5,948
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	4,507	1,671	3,754
Net noncash liabilities assumed in stock acquisition of Highlands Bancshares, Inc.	12,355	—	—

See accompanying notes to consolidated financial statements.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: The consolidated financial statements include ViewPoint Financial Group, Inc. (the “Company”), whose business currently consists of the operations of its wholly-owned subsidiary, ViewPoint Bank, N.A. (the “Bank”). Prior to its sale in the third quarter of 2012, the Bank's operations included its wholly-owned subsidiary, ViewPoint Bankers Mortgage, Inc. (doing business as ViewPoint Mortgage) ("VPM"). Intercompany transactions and balances are eliminated in consolidation.
The Company provides financial services through 31 full-service branches and one commercial loan production office. Its primary deposit products are demand, savings and term certificate accounts, and its primary lending products are commercial real estate, commercial and industrial and consumer lending, including one- to four-family real estate loans. Most loans are secured by specific items of collateral, including business assets, commercial and residential real estate and consumer assets. Commercial loans are expected to be repaid from cash flow from operations of businesses.
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
Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $0 and $1,000 was required to meet regulatory reserve and clearing requirements at December 31, 2012 and 2011, respectively. The Federal Reserve Bank pays interest on required reserve balances and on excess balances. The Company maintains deposits with other financial institutions in amounts that exceed federal deposit insurance coverage. Management regularly evaluates the credit risk associated with the counterparties to these transactions and believes that the Company is not exposed to any significant credit risks on cash and cash equivalents.
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
The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis and more frequently when economic, market, or security specific concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than amortized cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition. The Company conducts regular reviews of the bond agency ratings of securities and considers whether the securities were issued by or have principal and interest payments guaranteed by the federal government or its agencies. These reviews focus on the underlying rating of the issuer and also include the insurance rating of securities that have an insurance component or guarantee. The ratings and financial condition of the issuers are monitored, as well as the financial condition and ratings of the insurers and guarantors.

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
Repurchase/Resell Agreements: The Company sells certain securities under agreements to repurchase. The securities sold under these agreements are treated as collateralized borrowings and are recorded at amounts equal to the cash received. The contractual terms of the agreements to repurchase may require the Company to provide additional collateral if the fair value of the securities underlying the borrowings declines during the term of the agreement.
Loans Held for Sale: Mortgage loans held for sale consist of Warehouse Purchase Program loans purchased for sale under our standard loan participation agreement and are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. The Company purchases a 100% participation interest in the loans originated by our mortgage banking company customers, which are then held as one- to four- family mortgage loans held for sale on a short-term basis. The mortgage banking company has no obligation to offer and we have no obligation to purchase these participation interests. The mortgage banking company closes mortgage loans consistent with underwriting standards established by approved investors and once the loan closes, the participation interest is delivered by the Company to the investor selected by the originator and approved by the Company. The Company does not recognize gains or losses on the purchase or sale of the participation interests.
The Company elected the fair value option for certain residential mortgage loans held for sale at VPM in accordance with Accounting Standards Codification ("ASC") Topic 820. This election allowed for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC Topic 815, “Derivatives and Hedging.” The Company did not elect the fair value option for other loans held for sale primarily because they are not economically hedged using derivative instruments.
Prior to the Company's sale of VPM in the third quarter of 2012, mortgage loans held for sale for which the fair value option was elected were typically pooled together and sold into the mortgage market, depending upon underlying attributes of the loan, such as agency eligibility, product type, interest rate, and credit quality. These mortgage loans held for sale were valued predominantly using quoted market prices for similar instruments.
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
Loans that are past due 30 days or greater are considered delinquent. Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is a purchased credit impaired loan that is performing according to its expected cash flows. Consumer loans are typically charged off no later than 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
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

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

For loans collateralized by real property and commercial and industrial loans, credit exposure is monitored by internally assigned grades used for classification of loans and other assets. A loan is considered “special mention” if it is a potential problem loan that is currently performing and does not meet the criteria for impairment, but where some concern exists. A loan is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. “Substandard” loans include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Loans classified as “doubtful” have all of the weaknesses of those classified as “substandard”, with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. All other loans that do not fall into the above mentioned categories are considered “pass” loans. Updates to internally assigned grades are made monthly and/or upon significant developments.
For other consumer loans, credit exposure is monitored by payment history of the loans. Non-performing consumer loans are placed on nonaccrual and are generally greater than 90 days past due.
Acquired Loans: Loans acquired through the completion of a transfer, including loans acquired in a business combination, that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payment receivable are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received). Revolving loans, including lines of credit, are excluded from acquired impaired loan accounting.
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
Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for estimated credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loans that, in management’s judgment, should be charged off. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Management evaluates current information and events regarding a borrower’s ability to repay its obligations and considers a loan to be impaired when the ultimate collectability of amounts due, according to the contractual terms of the loan agreement, is in doubt. Impaired loans are measured on an individual basis for real estate secured and commercial and industrial loans, as well as all troubled debt restructured loans, based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of the impairment can be adjusted, based on current data, until such time as the actual basis is established by acquisition of the collateral. If the loan is not collateral dependent, it is then evaluated at the present value of estimated future cash flows using the loan’s effective interest rate at inception. Impairment losses are reflected in the allowance for loan losses through a charge to the provision for loan losses. Subsequent recoveries are credited to the allowance for loan losses.
A modified loan is considered a troubled debt restructuring (“TDR”) when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower or collateral with similar credit risk characteristics. Modifications to loan terms may include a modification of the contractual interest rate to a below-market rate (even if the modified rate is higher than the original rate), forgiveness of accrued interest, forgiveness of a portion of principal, an extended repayment period or a deed in lieu of foreclosure or other transfer of assets other than cash to fully or partially satisfy a debt. The Company’s policy is to place all TDRs on nonaccrual for a minimum period of six months. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months and the collection of principal and interest under the revised terms is deemed probable. All TDRs are individually analyzed for impairment. Loss estimates include the negative difference, if any, between the current fair value of the collateral or the estimated discounted cash flows and the loan amount due. Loans reported as troubled debt restructurings are evaluated in accordance with ASC Topic 310-40, "Troubled Debt Restructurings by Creditors".
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
Foreclosed Assets, net: Assets acquired through loan foreclosure are initially recorded at the lower of the recorded investment in the loan at the time of foreclosure or the fair value less costs to sell, establishing a new cost basis. Any write-down in the carrying value of a property at the time of acquisition is charged-off to the allowance for loan losses. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.
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
Goodwill: Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired. Goodwill is evaluated for impairment on an annual basis at December 31. According to ASC 350-20, "Intangibles- Goodwill and Other", goodwill shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount. Deterioration in economic market conditions, changes in key personnel, increased estimates of the effects of recent regulatory or legislative changes, or additional regulatory or legislative changes may result in declines in projected business performance beyond management's current expectations. Such declines in business performance could cause the estimated fair value of goodwill to decline, which could result in an impairment charge to earnings in a future period related to goodwill.
The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining the need to perform the two-step test for goodwill impairment (the qualitative method.)
If the qualitative method cannot be used, the Company uses the two-step test. Under the two-step test, the Company compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Step Two of the goodwill impairment test compares the implied estimated fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill for that reporting unit exceeds the implied fair value of that unit's goodwill, an impairment loss is recognized in an amount equal to that excess. Additional information regarding goodwill and impairment testing can be found in Note 8.
Identifiable Intangibles: Intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on it own or in combination with a related contract, asset, or liability. The Company's intangible assets relate to core deposits and customer relationships. Intangible assets with definite useful lives are amortized on an accelerated basis over their estimated life. Intangible assets, premises and equipment and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.
Brokerage Fee Income: Acting as an agent, the Company earns brokerage income by buying and selling securities on behalf of its customers through an independent third party and earning fees on the transactions. These fees are recorded on the trade date.
Advertising Expense: The Company expenses all advertising costs as they are incurred.
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
A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company did not have any amount accrued with respect to uncertainty in income taxes at December 31, 2012 and 2011.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company recognizes interest and/or penalties related to income tax matters in income tax expense and did not have any amounts accrued for interest and penalties for the years ended December 31, 2012 and 2011. The Company files a consolidated income tax return with its subsidiaries. Federal income tax expense or benefit has been allocated to subsidiaries on a separate return basis.
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
Earnings (loss) per common share: The Company calculated earnings (loss) per common share in accordance with ASC Topic 260, “Earnings Per Share,” which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company has determined that its outstanding non-vested stock awards/stock units and deferred stock units are participating securities. Accordingly, earnings per common share is computed using the two-class method prescribed under ASC Topic 260.
Under the two-class method, basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in Note 3 - Earnings Per Common Share.
Employee stock ownership plan (ESOP): The Company accounts for its ESOP in accordance with ASC 718-40, "Employee Stock Ownership Plans". Accordingly, since the Company sponsors the ESOP with an employer loan, neither the ESOP’s loan payable nor the Company’s loan receivable are reported in the Company’s consolidated balance sheet. Likewise, the Company does not recognize interest income or interest cost on the loan.
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

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments: In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time.
Operating Segments: The reportable segments are determined by the products and services offered, primarily distinguished between banking and mortgage banking. Loans, investments and deposits generate the revenues in the banking segment; secondary marketing sales generate the revenue in the mortgage banking segment. Segment performance is evaluated using segment profit (loss). As explained in Note 23 - Segment Information, the Company sold substantially all the assets of VPM, the Company's mortgage banking subsidiary in the third quarter of 2012.
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
In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU simplified how entities test goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance under Topic 350 required an entity to test goodwill for impairment on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This ASU was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.
In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. Under the amendments in ASU 2011-05, entities are required to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income. In addition, the amendments in Update 2011-05 required that reclassification adjustments be presented in interim financial periods. The amendments in this Update superseded changes to those paragraphs in Update 2011-05 that pertain to how, when, and where reclassification adjustments are presented. This ASU was effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this ASU did not have a significant impact to the Company’s financial statements.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Effect of Newly Issued But Not Yet Effective Accounting Standards
In July 2012, the FASB issued ASU 2012-02, Intangibles--Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. Under the guidance in this ASU, an entity has the option to bypass the qualitative assessment outlined in ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of this ASU is not expected to have a significant impact to the Company's financial statements.
NOTE 2 - SHARE TRANSACTIONS
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
The Company sold a total of 19,857,337 shares of common stock in the Conversion offering at $10.00 per share. Proceeds from the offering, net of $7,773 in expenses, totaled $190,801. The Company used $15,886 of the proceeds to fund the ESOP. All share and per share information in this report for periods prior to the Conversion has been revised to reflect the 1.4:1 conversion ratio on publicly traded shares, which resulted in a 4,287,752 increase in outstanding shares.
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
On August 22, 2012, the Company announced its intention to repurchase up to 5% of its total common shares outstanding, or approximately 1,978,871 shares. The stock repurchase program, which is open-ended, commenced on August 27, 2012, and allows the Company to repurchase its shares from time to time in the open market and in negotiated transactions, depending upon market conditions. The Board of Directors of the Company also authorized management to enter into a trading plan with Sandler O'Neill & Partners, LP in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to facilitate repurchases of its common stock pursuant to the above- mentioned stock repurchase program. There were no repurchases of common stock in 2012.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 3 — EARNINGS PER COMMON SHARE
Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unvested restricted stock awards. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock awards and options) were exercised or converted to common stock, or resulted in the issuance of common stock that then shared in the Company’s earnings. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unexercised stock options and unvested restricted stock awards. The dilutive effect of the unexercised stock options and unvested restricted stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. Unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in ASC 260-10-45-60B. A reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation for 2012, 2011, and 2010 was as follows:

	Years Ended December 31,
	2012	2011	2010
Basic earnings per share:
Numerator:
Net income	$35,241	$26,328	$17,799
Distributed and undistributed earnings to participating securities	(106)	(123)	(164)
Income available to common shareholders	$35,135	$26,205	$17,635
Denominator:
Weighted average common shares outstanding	38,004,897	34,571,991	31,977,020
Less: Average unallocated ESOP shares	(2,017,098)	(2,201,101)	(1,567,687)
Average unvested restricted stock awards	(108,095)	(151,049)	(280,348)
Average shares for basic earnings per share	35,879,704	32,219,841	30,128,985
Basic earnings per common share	$0.98	$0.81	$0.59
Diluted earnings per share:
Numerator:
Income available to common shareholders	$35,135	$26,205	$17,635
Denominator:
Average shares for basic earnings per share	35,879,704	32,219,841	30,128,985
Dilutive effect of share-based compensation plan	118,641	63,266	2,975
Average shares for diluted earnings per share	35,998,345	32,283,107	30,131,960
Diluted earnings per common share	$0.98	0.81	0.59
All of the options outstanding at December 31, 2010 were excluded in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock and were, therefore, antidilutive.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 4 - ACQUISITION
On April 2, 2012, the Company completed its acquisition of Highlands Bancshares, Inc. (“Highlands”), parent company of The First National Bank of Jacksboro, which operated in Dallas under the name Highlands Bank. This was a strategic, in-market acquisition to provide growth opportunities in North Texas. As part of the acquisition, Highlands President and CEO Kevin Hanigan joined the Company and the Bank as president and chief executive officer. He also was appointed to the Company's and the Bank's Board of Directors, along with Highlands board member Bruce Hunt.
In this stock-for-stock transaction, Highlands' shareholders received 0.6636 shares of the Company's common stock in exchange for each share of Highlands' common stock. As a result, the Company issued 5,513,061 common shares with an acquisition date fair value of total consideration paid of $86,114, based on the Company's closing stock price of $15.62 on April 2, 2012 including an insignificant amount of cash paid in lieu of fractional shares.
The assets acquired and liabilities assumed were recorded on the consolidated balance sheet at estimated fair value on the acquisition date. The acquisition was not considered to be a significant business combination. The following table presents the amounts recorded on the consolidated balance sheet on the acquisition date, showing the estimated fair value as reported initially and the revised estimate.

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
(1) Adjustments represent revisions to the fair value of four loans that were not deemed credit-impaired at acquisition date due to additional information obtained in the third quarter of 2012
Initial goodwill of $29,650 was recorded after adjusting for the fair value of net identifiable assets acquired. The goodwill resulting from the acquisition represents the inherent long-term value expected from the business opportunities created from acquiring Highlands. None of the goodwill recognized will be deductible for income tax purposes. The core deposit intangible is being amortized on an accelerated basis over the estimated life, currently expected to be 7 years.
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

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 4 — ACQUISITION (Continued)

Acquired PCI loans
Contractually required principal and interest (1)	$29,408
Contractual cash flows not expected to be collected (nonaccretable difference)	5,366
Expected cash flows	24,042
Less: Interest component of expected cash flows (accretable yield)	9,322
Fair value at acquisition	$14,720
(1) Excludes loans fully charged off prior to acquisition date with no expectation of future cash flows.
The Company estimated the total cash flows expected to be collected from the acquired PCI loans, which included undiscounted expected principal and interest, using credit risk, interest rate and prepayment risk models that incorporated management's best estimate of current key assumptions such as default rates, loss severity and payment speeds.
The carrying amount of acquired PCI loans included in the consolidated balance sheet and the related outstanding balance at December 31, 2012 was as follows:

December 31, 2012
Acquired PCI loans:
Carrying amount, net of allowance of $148	$12,660
Outstanding contractual balance	16,296
The outstanding contractual balance represents the total amount owed as of December 31, 2012 including accrued but unpaid interest and any amounts previously charged-off.
Changes in the accretable yield for acquired PCI loans for the year ended December 31, 2012 were as follows:

Year ended
December 31, 2012
Balance at beginning of period	$—
Additions	9,322
Reclassifications to/from nonaccretable	556
Disposals	(2,006)
Accretion	(1,441)
Balance at December 31, 2012	$6,431
Information regarding acquired loans not deemed credit-impaired at acquisition date was as follows:

Nonimpaired loans
Contractually required principal and interest	$306,941
Contractual cash flows not expected to be collected	7,216
Fair value at acquisition	268,661

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 5 - SECURITIES

The fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss), net of tax, were as follows:

	Amortized	Gross Unrealized	Gross Unrealized
December 31, 2012	Cost	Gains	Losses	Fair Value
Agency residential mortgage-backed securities	$164,023	$2,195	$118	$166,100
Agency residential collateralized mortgage obligations	116,723	996	233	117,486
SBA pools	3,342	106	—	3,448
Total securities	$284,088	$3,297	$351	$287,034

	Amortized	Gross Unrealized	Gross Unrealized
December 31, 2011	Cost	Gains	Losses	Fair Value
Agency residential mortgage-backed securities	$133,907	$1,125	$179	$134,853
Agency residential collateralized mortgage obligations	293,584	1,676	590	294,670
SBA pools	4,161	61	—	4,222
Total securities	$431,652	$2,862	$769	$433,745
The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

	Amortized	Gross Unrealized	Gross Unrealized
December 31, 2012	Cost	Gains	Losses	Fair Value
Agency residential mortgage-backed securities	$114,388	$6,324	$—	$120,712
Agency commercial mortgage-backed securities	9,243	1,303	—	10,546
Agency residential collateralized mortgage obligations	186,467	3,129	173	189,423
Municipal bonds	50,456	5,018	2	55,472
Total securities	$360,554	$15,774	$175	$376,153

	Amortized	Gross Unrealized	Gross Unrealized
December 31, 2011	Cost	Gains	Losses	Fair Value
Agency residential mortgage-backed securities	$171,103	$7,501	$23	$178,581
Agency commercial mortgage-backed securities	9,396	742	—	10,138
Agency residential collateralized mortgage obligations	269,516	4,712	218	274,010
Municipal bonds	50,473	4,940	—	55,413
Total securities	$500,488	$17,895	$241	$518,142

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 5 - SECURITIES (Continued)

The carrying amount and fair value of held to maturity debt securities and the fair value of available for sale debt securities at year end 2012 by contractual maturity were as follows. Securities with contractual payments not due at a single maturity date, including mortgage backed securities and collateralized mortgage obligations, are shown separately.

			Available
	Held to maturity		for sale
	Carrying Amount	Fair Value	Fair Value
Due in one year or less	$1,468	$1,494	$—
Due after one to five years	4,646	5,066	490
Due after five to ten years	14,032	15,520	2,958
Due after ten years	30,310	33,392	—
Agency residential mortgage-backed securities	114,388	120,712	166,100
Agency commercial mortgage-backed securities	9,243	10,546	—
Agency residential collateralized mortgage obligations	186,467	189,423	117,486
Total	$360,554	$376,153	$287,034
Information regarding pledged securities is summarized below:

	December 31, 2012	December 31, 2011
Public fund certificates of deposit	$134,846	$236,933
Repurchase agreements	25,000	25,000
Carrying value of securities pledged on above funds	176,508	300,820
At year end 2012 and 2011, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies or U.S. Government Sponsored Enterprises, in an amount greater than 10% of shareholders’ equity.
Sales activity of securities for the years ended December 31, 2012 and 2011 was as follows:

	December 31,
	2012	2011
Proceeds	$133,595	$279,420
Gross gains	1,142	6,338
Gross losses	128	70

The tax provision related to the net realized gains was $355 for the year ended December 31, 2012 and was $2,194 for the year ended December 31, 2011. There was no sale activity during 2010.
Securities with unrealized losses at year‑end 2012 and 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

AFS	Less than 12 Months			12 Months or More			Total
December 31, 2012	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number
Agency residential mortgage-backed securities	$24,462	$118	4	$—	$—	—	$24,462	$118	4
Agency residential collateralized mortgage obligations	2	—	1	16,912	233	6	16,914	233	7
Total temporarily impaired	$24,464	$118	5	$16,912	$233	6	$41,376	$351	11

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 5 - SECURITIES (Continued)

HTM	Less than 12 Months			12 Months or More			Total
December 31, 2012	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number
Agency residential collateralized mortgage obligations	$19,311	$62	5	$4,972	$111	4	$24,283	$173	9
Municipal bonds	281	2	1	—	—	—	281	2	1
Total temporarily impaired	$19,592	$64	6	$4,972	$111	4	$24,564	$175	10

AFS	Less than 12 Months			12 Months or More			Total
December 31, 2011	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number
Agency residential mortgage-backed securities	$11,745	$24	4	$30,248	$155	5	$41,993	$179	9
Agency residential collateralized mortgage obligations	49,318	393	9	29,635	197	12	78,953	590	21
Total temporarily impaired	$61,063	$417	13	$59,883	$352	17	$120,946	$769	30

HTM	Less than 12 Months			12 Months or More			Total
December 31, 2011	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number
Agency residential mortgage-backed securities	$5,897	$23	1	$—	$—	—	$5,897	$23	1
Agency residential collateralized mortgage obligations	27,390	66	6	3,788	152	1	31,178	218	7
Total temporarily impaired	$33,287	$89	7	$3,788	$152	1	$37,075	$241	8
Other-than-Temporary Impairment
In determining other-than-temporary impairment for debt securities, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The Company does not believe these unrealized losses to be other-than-temporary.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 6 - LOANS

Loans consist of the following:

	December 31, 2012	December 31, 2011
Commercial real estate	$839,908	$585,328

Commercial and industrial loans:
Commercial	245,799	54,479
Warehouse lines of credit	32,726	16,141
Total commercial and industrial loans	278,525	70,620

Consumer:
One- to four-family real estate	378,255	379,944
Home equity/home improvement	135,001	140,966
Other consumer loans	59,080	51,170
Total consumer	572,336	572,080

Gross loans held for investment	1,690,769	1,228,028

Net of:
Deferred fees and discounts, net	486	516
Allowance for loan losses	(18,051)	(17,487)
Net loans held for investment	$1,673,204	$1,211,057

Loans held for sale	$1,060,720	$834,352

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)
NOTE 6 - LOANS (Continued)

Activity in the allowance for loan losses for the years ended December 31, 2012, 2011 and 2010, segregated by portfolio segment and evaluation for impairment, was as follows. At December 31, 2012, 2011 and 2010, there was no portion of the allowance for loan losses individually evaluated for impairment that was allocated to purchased credit impaired ("PCI") loans.

	Commercial Real Estate	Commercial and Industrial	One- to Four-Family Real Estate	Home Equity/Home Improvement	Other Consumer
December 31, 2012						Total
Allowance for loan losses:
Beginning balance - January 1, 2012	$10,621	$2,090	$3,027	$1,043	$706	$17,487
Charge-offs	(187)	(1,178)	(515)	(283)	(1,039)	(3,202)
Recoveries	—	114	42	28	443	627
Provision expense (benefit)	870	1,548	(198)	411	508	3,139
Ending balance - December 31, 2012	$11,304	$2,574	$2,356	$1,199	$618	$18,051
Allowance ending balance:
Individually evaluated for impairment	$2,880	$647	$729	$238	$23	$4,517
Collectively evaluated for impairment	8,424	1,927	1,627	961	595	13,534
Loans:
Individually evaluated for impairment	16,992	5,609	7,363	1,126	329	31,419
Collectively evaluated for impairment	813,538	270,843	369,944	133,663	58,554	1,646,542
PCI Loans	9,378	2,073	948	212	197	12,808
Ending balance	$839,908	$278,525	$378,255	$135,001	$59,080	$1,690,769

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)
NOTE 6 - LOANS (Continued)

	Commercial Real Estate	Commercial and Industrial	One- to Four-Family Real Estate	Home Equity/Home Improvement	Other Consumer
December 31, 2011						Total
Allowance for loan losses:
Beginning balance - January 1, 2011	$7,949	$1,652	$3,307	$936	$1,003	$14,847
Charge-offs	(15)	(470)	(238)	(249)	(850)	(1,822)
Recoveries	29	38	30	30	365	492
Provision expense (benefit)	2,658	870	(72)	326	188	3,970
Ending balance - December 31, 2011	$10,621	$2,090	$3,027	$1,043	$706	$17,487
Allowance ending balance:
Individually evaluated for impairment	$2,358	$87	$750	$290	$13	$3,498
Collectively evaluated for impairment	8,263	2,003	2,277	753	693	13,989
Loans:
Individually evaluated for impairment	18,936	456	5,476	1,333	168	26,369
Collectively evaluated for impairment	566,392	70,164	374,468	139,633	51,002	1,201,659
Ending balance	$585,328	$70,620	$379,944	$140,966	$51,170	$1,228,028

	Commercial Real Estate	Commercial and Industrial	One- to Four-Family Real Estate	Home Equity/Home Improvement	Other Consumer
December 31, 2010						Total
Allowance for loan losses:
Beginning balance - January 1, 2010	$6,457	$1,382	$2,379	$730	$1,362	$12,310
Charge-offs	(624)	(638)	(279)	(123)	(1,330)	(2,994)
Recoveries	—	67	15	4	326	412
Provision expense (benefit)	2,116	841	1,192	325	645	5,119
Ending balance - December 31, 2010	$7,949	$1,652	$3,307	$936	$1,003	$14,847
Allowance ending balance:
Individually evaluated for impairment	$1,002	$8	$474	$95	$22	$1,601
Collectively evaluated for impairment	6,947	1,644	2,833	841	981	13,246
Loans:
Individually evaluated for impairment	10,930	272	6,081	1,306	326	18,915
Collectively evaluated for impairment	468,710	39,007	375,503	137,859	67,040	1,088,119
Ending balance	$479,640	$39,279	$381,584	$139,165	$67,366	$1,107,034

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)
NOTE 6 - LOANS (Continued)

Impaired loans at December 31, 2012, and December 31, 2011, were as follows 1:

	December 31, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate	$4,383	$4,586	$—	$2,860	$2,860	$—

Commercial and industrial	3,284	4,501	—	55	55	—

Consumer:
One- to four- family real estate	4,472	4,535	—	1,664	1,664	—
Home equity/home improvement	819	833	—	844	844	—
Other consumer	28	29	—	—	—	—
Total consumer	5,319	5,397	—	2,508	2,508	—

Impaired loans with no related allowance recorded	12,986	14,484	—	5,423	5,423	—

With an allowance recorded:
Commercial real estate	12,609	13,182	2,756	16,076	16,076	2,358

Commercial and industrial	2,325	3,131	630	401	401	87

Consumer:
One- to four- family real estate	2,891	2,980	722	3,812	3,812	750
Home equity/home improvement	307	324	238	489	489	290
Other consumer	301	309	23	168	168	13
Total consumer	3,499	3,613	983	4,469	4,469	1,053

Impaired loans with allowance recorded	18,433	19,926	4,369	20,946	20,946	3,498
Total:
Commercial real estate	16,992	17,768	2,756	18,936	18,936	2,358
Commercial and industrial	5,609	7,632	630	456	456	87
Consumer	8,818	9,010	983	6,977	6,977	1,053
	$31,419	$34,410	$4,369	$26,369	$26,369	$3,498

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)
NOTE 6 - LOANS (Continued)

	December 31, 2012		December 31, 2011		December 31, 2010
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$3,722	$332	$1,364	$85	$2,710	$203

Commercial and industrial	1,410	9	10	1	54	8

Consumer:
One- to four- family real estate	2,493	36	1,757	54	3,651	107
Home equity/home improvement	630	7	942	22	366	16
Other consumer	65	—	—	—	—	—
Total consumer	3,188	43	2,699	76	4,017	123

Impaired loans with no related allowance recorded	8,320	384	4,073	162	6,781	334
With an allowance recorded:
Commercial real estate	15,194	—	10,935	540	6,432	134

Commercial and industrial	887	—	374	13	299	6

Consumer:
One- to four- family real estate	3,051	5	3,248	55	1,631	59
Home equity/home improvement	678	—	338	8	381	2
Other consumer	170	2	191	—	414	—
Total consumer	3,899	7	3,777	63	2,426	61

Impaired loans with allowance recorded	19,980	7	15,086	616	9,157	201
Total:
Commercial real estate	18,916	332	12,299	625	9,142	337
Commercial and industrial	2,297	9	384	14	353	14
Consumer	7,087	50	6,476	139	6,443	184

	$28,300	$391	$19,159	$778	$15,938	$535
1 Loans reported do not include PCI loans

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)
NOTE 6 - LOANS (Continued)

Loans past due over 90 days that were still accruing interest totaled $593 at December 31, 2012, which consisted entirely of PCI loans. There were no loans past due over 90 days that were still accruing interest at December 31, 2011. At December 31, 2012, there were no PCI loans that were considered non-performing loans, while $5,364 of purchased performing loans were considered non-performing at December 31, 2012, including $3,159 of commercial lines of credit that did not qualify for PCI accounting due to their revolving nature. Non-performing (nonaccrual) loans were as follows.

	Years Ended December 31,
	2012	2011
Commercial real estate	$13,609	$16,076

Commercial and industrial	5,401	430

Consumer:
One- to four- family real estate	6,854	5,340
Home equity/home improvement	1,077	1,226
Other consumer	262	26
Total consumer	8,193	6,592

Total	$27,203	$23,098
For the years ended December 31, 2012, 2011and 2010, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $1,421, $1,531and $1,265 respectively. The amount that was included in interest income on these loans for the years ended December 31, 2012, 2011 and 2010 was $11, $473 and $150, respectively.
The outstanding balances of troubled debt restrucutrings ("TDRs") are shown below:

	December 31,
TDRs	2012	2011
Nonaccrual TDRs	$13,760	$10,420
Performing TDRs (1)	4,216	3,271
Total	$17,976	$13,691

Specific reserves on TDRs	$2,643	$2,115
Outstanding commitments to lend additional funds to borrowers with TDR loans	—	—
1 Performing TDR loans are loans that have been performing under the restructured terms for at least six months and the Company is accruing interest on these loans.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)
NOTE 6 - LOANS (Continued)

The following table provides the recorded balances of loans modified as a TDR during the years ended December 31, 2012 and 2011.

Year Ended December 31, 2012	Loan Bifurcation	Principal Deferrals (a)	Combination of Rate Reduction and Principal Deferral	Other	Total
Commercial real estate	$5,876	$—	$—	$—	$5,876
Commercial and industrial	—	26	—	76	102
Consumer:
One- to four- family real estate	—	782	689	249	1,720
Home equity/home improvement	—	177	28	42	247
Other consumer	—	99	37	17	153
Total consumer	—	1,058	754	308	2,120
Total	$5,876	$1,084	$754	$384	$8,098

Year Ended December 31, 2011
Consumer:
One- to four- family real estate	$—	$—	$149	$186	$335
Home equity/home improvement	—	6	—	75	81
Other consumer	—	19	—	—	19
Total	$—	$25	$149	$261	$435
(a) Beginning in September 2012, principal deferrals include Chapter 7 bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt. Such loans are placed on non accrual status.

TDRs modified during the twelve-month periods ending December 31, 2012 and 2011, which experienced a subsequent default during the periods are shown below. A payment default is defined as a loan that was 90 days or more past due.

	Years Ended December 31,
	2012	2011
Consumer:
One- to four- family real estate	$229	$91
Home equity/home improvement	59	—
Total	$288	$91

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)
NOTE 6 - LOANS (Continued)

Below is an analysis of the age of recorded investment in loans that were past due for the years ended December 31, 2012 and 2011.

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Loans Past Due	Current Loans (a)	Total Loans
Commercial real estate	2,243	1,182	1,128	4,553	835,355	839,908

Commercial and industrial	2,066	530	2,867	5,463	273,062	278,525

Consumer loans:
One- to four- family real estate	7,099	1,867	3,845	12,811	365,444	378,255
Home equity/home improvement	1,046	107	624	1,777	133,224	135,001
Other consumer	563	151	49	763	58,317	59,080
Total consumer loans	8,708	2,125	4,518	15,351	556,985	572,336

Total	13,017	3,837	8,513	25,367	1,665,402	1,690,769

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Loans Past Due	Current Loans	Total Loans
Commercial real estate	13,038	852	899	14,789	570,539	585,328

Commercial and industrial	236	25	143	404	70,216	70,620

Consumer loans:
One- to four- family real estate	4,325	1,676	3,663	9,664	370,280	379,944
Home equity/home improvement	654	123	983	1,760	139,206	140,966
Other consumer	156	125	13	294	50,876	51,170
Total consumer loans	5,135	1,924	4,659	11,718	560,362	572,080

Total	18,409	2,801	5,701	26,911	1,201,117	1,228,028

(a) Includes acquired PCI loans with a total carrying value of $11.2 million at December 31, 2012

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)
NOTE 6 - LOANS (Continued)

The recorded investment in loans by credit quality indicators at December 31, 2012 and 2011, was as follows.
Real Estate and Commercial and Industrial Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	Commercial Real	Commercial and	One- to Four-	Home Equity/Home
December 31, 2012	Estate	Industrial	Family Real Estate	Improvement
Grade: (a)
Pass	$793,507	$264,528	$365,858	$131,889
Special Mention	17,504	645	2,219	398
Substandard	27,669	13,227	7,092	1,850
Doubtful	1,228	125	3,086	864
Total	$839,908	$278,525	$378,255	$135,001

	Commercial Real	Commercial and	One- to Four-	Home Equity/Home
December 31, 2011	Estate	Industrial	Family	Improvement
Grade:
Pass	$535,536	$70,140	$370,935	$138,080
Special Mention	29,934	50	1,349	147
Substandard	18,959	315	4,528	1,726
Doubtful	899	115	3,132	1,013
Total	$585,328	$70,620	$379,944	$140,966
(a) PCI loans are included in the substandard or doubtful categories. These categories are generally consistent with "substandard" categories as defined by regulatory authorities.
Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

	December 31, 2012	December 31, 2011
Performing	$58,818	$51,144
Non-performing	262	26
Total	$59,080	$51,170

NOTE 7 - FAIR VALUE
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

NOTE 7 - FAIR VALUE (Continued)

Level 3: Prices or valuation techniques that require inputs that are both significant and unobservable in the market. These instruments are valued using the best information available, some of which is internally developed, and reflects a reporting entity’s own assumptions about the risk premiums that market participants would generally require and the assumptions they would use.
The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2 inputs.)
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
Prior to the Company's sale of VPM in the third quarter of 2012, mortgage loans held for sale for which the fair value option was elected were typically pooled together and sold into the mortgage market, depending upon underlying attributes of the loan, such as agency eligibility, product type, interest rate, and credit quality. These mortgage loans held for sale were valued predominantly using quoted market prices for similar instruments. Therefore, the Company classified these valuations as Level 2 in the fair value disclosures. The aggregate fair values and aggregate outstanding principal balances of certain loans held for sale for which the fair value option was elected are listed below.

	December 31,
	2012	2011
Aggregate fair value	$—	$16,607
Aggregate outstanding principal balance	—	16,379
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

	Year ended December 31,
	2012	2011
Net gain from changes in loan fair values	$—	$1,403
Economic hedging losses	—	1,248
Net gain included in mortgage income	$—	$155

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 7 - FAIR VALUE (Continued)

Assets and Liabilities Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below. There were no liabilities measured at fair value on a recurring basis as of December 31, 2012 or 2011.

December 31, 2012	Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
Assets:
Agency residential mortgage-backed securities	$166,100
Agency residential collateralized mortgage obligations	117,486
SBA pools	3,448
Total securities available for sale	$287,034
Loans held for sale	—
Derivative instruments	—

December 31, 2011	Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
Assets:
Agency residential mortgage-backed securities	$134,853
Agency residential collateralized mortgage obligations	294,670
SBA pools	4,222
Total securities available for sale	$433,745
Loans held for sale	16,607
Derivative instruments	16
Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below. There were no liabilities measured at fair value on a non-recurring basis as of December 31, 2012 or 2011.

		Fair Value Measurements Using
	December 31, 2012	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$14,064	$—	$14,064
Other real estate owned	1,886	416	1,470

		Fair Value Measurements Using
	December 31, 2011	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$17,448	$—	$17,448
Other real estate owned	2,286	549	1,737

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 7 - FAIR VALUE (Continued)

Unobservable inputs used in nonrecurring Level 3 fair value measurements at December 31, 2012, are summarized below:

Quantitative Information about Level 3 Fair Value Measurements
December 31, 2012	Fair Value	Valuation Technique	Unobservable Input	Range (Average)
Impaired loans	$10,986	Third Party Appraisal	Discount of market value	0%-20% (8%)
			Estimated marketing costs	0%-7% (6%)
			Estimated legal expenses	$0-$7 ($2)
			Estimated property maintenance	0%-1% (1%)
	3,078	Discounted Cash Flow Analysis	Interest rate	2.4%-5.4% (3.8%)
			Loan term (in months)	10-251 (107)
Other real estate owned	1,470	Third Party Appraisal	Discount of market value	8%-70% (18%)
			Estimated marketing costs	0%-7% (6%)
			Estimated property maintenance	0%-1% (1%)
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
Activity for other real estate owned for the years ended December 31, 2012 and 2011, and the related valuation allowances was as follows:

	2012	2011
Balance at January 1	$2,286	$2,668
Transfers in at fair value (a)	4,507	1,671
Change in valuation allowance	1,019	(624)
Sale of property (gross)	(5,926)	(1,429)
Balance at December 31	$1,886	$2,286
Valuation allowance:
Balance at January 1	$1,076	$452
Sale of property	(1,344)	(76)
Valuation adjustment	325	700
Balance at December 31	$57	$1,076
(a) The year ended December 31, 2012, includes other real estate owned acquired in the Highlands acquisition of $1,986 as of the date of acquisition.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 7 - FAIR VALUE (Continued)

Carrying amount and fair value information of financial instruments at December 31, 2012, were as follows:

	December 31, 2012
		Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$68,696	$68,696	$—	$—
Securities available for sale	287,034	—	287,034	—
Securities held to maturity	360,554	—	376,153	—
Loans held for sale	1,060,720	—	—	1,061,334
Loans held for investment, net	1,673,204	—	—	1,696,060
FHLB and Federal Reserve Bank stock	45,025	N/A	N/A	N/A
Bank-owned life insurance	34,916	34,916	—	—
Accrued interest receivable	9,900	9,900	—	—
Financial liabilities
Deposits	$2,177,806	$—	$—	$2,097,063
FHLB advances	892,208	—	—	912,817
Repurchase agreement	25,000	—	—	28,501
Accrued interest payable	1,216	1,216	—	—

Carrying amounts and estimated fair values of financial instruments at December 31, 2011, were as follows:

	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$46,348	$46,348
Securities available for sale	433,745	433,745
Securities held to maturity	500,488	518,142
Loans held for sale	834,352	834,878
Loans, net	1,211,057	1,235,248
FHLB and Federal Reserve Bank stock	37,590	N/A
Bank-owned life insurance	29,007	29,007
Accrued interest receivable	8,982	8,982
Derivative instruments	16	16
Financial liabilities
Deposits	$1,963,491	$1,891,661
FHLB advances	746,398	764,772
Repurchase agreement	25,000	28,267
Accrued interest payable	1,220	1,220

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 7 - FAIR VALUE (Continued)

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

NOTE 8 - GOODWILL AND CORE DEPOSIT INTANGIBLES

Goodwill and other intangible assets are presented in the table below. The increases in goodwill and core deposit intangible assets were related to the Highlands acquisition on April 2, 2012. Changes in the carrying amount of the Company's goodwill and core deposit intangibles (“CDI”) for year ended December 31, 2012 and 2011, were as follows:

	Goodwill		Core Deposit
	Bank	VPM	Intangible - Bank
Balance as of December 31, 2010	$—	$1,089	$—
Impairment	—	(271)	—
Balance as of December 31, 2011	—	818	—
Impairment	—	(818)	—
Highlands acquisition	29,650	—	1,745
Amortization	—	—	(360)
Balance as of December 31, 2012	$29,650	$—	$1,385

Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill or other intangibles has occurred. If any such impairment is determined, a write-down is recorded. Due to the downturn in mortgage market conditions and the loss of key production personnel, an evaluation of goodwill was performed outside of the normal annual cycle in 2011. For purposes of performing Step One of the goodwill impairment test, the fair value was determined using the income approach by discounting the next five years projected cash flows. The assumptions in the model considered market economic and industry forecasts and management's judgment. Based on the estimated results in the Step Two analysis, a goodwill impairment of $271 was recognized during year ended December 31, 2011. As a result of the execution of an agreement to sell substantially all of the assets of VPM in the second quarter of 2012, VPM recognized an impairment charge of $818 that brought its goodwill balance to $0.
Goodwill is recorded on the acquisition date of each entity (Refer to Note 4 - Acquisition for more information regarding goodwill and intangibles generated from the Highlands acquisition). CDI are amortized on an accelerated basis over their estimated lives, which the Company believes is seven years. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2012 is as follows:

2013	$423
2014	346
2015	270
2016	193
2017	116
Thereafter	37

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)
NOTE 9 — DERIVATIVE FINANCIAL INSTRUMENTS

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
There were no IRLC's outstanding at December 31, 2012. The following tables provide the outstanding notional balances and fair values of outstanding positions for the dates indicated during the twelve months ended December 31, 2011, and recorded gains (losses) during the twelve months ended December 31, 2012 and 2011.

Recorded
December 31, 2012	Gains (Losses)
Other Assets
IRLCs	$(90)
Loan sale commitments	1,077
Forward mortgage-backed securities trades	(795)

	Expiration	Outstanding Notional		Recorded
December 31, 2011	Dates	Balance	Fair Value	Gains/(Losses)
Other Assets
IRLCs	2012	$11,432	$90	$79
Loan sale commitments	2012	1,590	20	1,503
Forward mortgage-backed securities trades	2012	9,750	(74)	(1,428)

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)
NOTE 10 - LOAN SALES AND SERVICING

Loans held for sale activity was as follows:

	Years Ended December 31,
	2012	2011
Balance at January 1	$834,352	$491,985
Loans originated for sale	12,755,753	7,872,727
Proceeds from sale of loans held for sale	(12,534,821)	(7,537,999)
Net gain on sale of loans held for sale	5,436	7,639
Loans held for sale, net at December 31	$1,060,720	$834,352

Mortgage loans serviced for others are not included in the Company's balance sheet, although there is a servicing asset associated with loans serviced for a third party. The principal balances of these loans at year-end are as follows:

	December 31,
	2012	2011	2010
Serviced loans	$67,936	$89,248	$110,691
Subserviced loans	93,932	127,004	164,648
Total mortgage loans serviced for others	$161,868	$216,252	$275,339
Escrows on real estate loans totaled $27,235 and $23,596 at December 31, 2012 and 2011, respectively, and are reported in "Other Liabilities" on the consolidated balance sheets.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 11 — PREMISES AND EQUIPMENT
Premises and equipment were as follows:

	December 31,
	2012	2011
Land	$17,076	$17,076
Buildings	48,475	45,359
Furniture, fixtures and equipment	26,557	36,657
Leasehold improvements	4,634	2,846
	96,742	101,938
Less: accumulated depreciation	(43,582)	(51,677)
Total	$53,160	$50,261

Depreciation expense was $3,936, $3,515, and $3,571 for 2012, 2011, and 2010, respectively.
Operating Leases: The Company leases certain bank or loan production office properties and equipment under operating leases. Certain leases contain renewal options that may be exercised. Rent expense was $2,157, $1,468 and $1,531 for 2012, 2011 and 2010, respectively.
Rent commitments, before considering applicable renewal options, as of December 31, 2012, were as follows:

2013	$2,374
2014	2,292
2015	2,267
2016	2,250
2017	1,093
Thereafter	5,921
Total	$16,197
At December 31, 2012, the Company had no commitments for future locations and held two parcels of land for future development.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)
NOTE 12 - DEPOSITS

Time deposits of $100 or more were $337,242 and $400,578 at year‑end 2012 and 2011, respectively. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act permanently raised the standard maximum deposit insurance amount (SMDIA) to $250. The FDIC insurance coverage limit applies per depositor, per insured depository institution, for each account ownership category.
At December 31, 2012 and 2011, we had $88,513 and $92,268 in reciprocal deposits, respectively. This consisted entirely of certificates of deposit made under our participation in the Certificate of Deposit Account Registry Service® (CDARS®) and our Insured Cash Sweep (ICS) money market product. Through CDARS®, the Company can provide a depositor the ability to place up to $50,000 on deposit with the Company while receiving FDIC insurance on the entire deposit by placing customer funds in excess of the FDIC deposit limits with other financial institutions in the CDARS® network. In return, these financial institutions place customer funds with the Company on a reciprocal basis. Similarly, customer funds in our ICS money market product are swept from a transaction account at the Company into money market accounts at multiple banks to allow access to FDIC insurance coverage through multiple accounts. Regulators consider reciprocal deposits to be brokered deposits.
At December 31, 2012, scheduled maturities of time deposits for the next five years with the weighted average rate at the end of the period were as follows:

	Balance	Weighted Average Rate
2013	$352,917	1.15%
2014	61,901	1.60
2015	14,331	1.43
2016	11,234	2.09
2017 and thereafter	9,951	1.70
Total	$450,334	1.25%
At December 31, 2012 and 2011, the Company's deposits included public funds totaling $186,508 and $251,417 respectively. At December 31, 2012 and 2011, overdrawn deposits of $552 and $274 were reclassified as unsecured consumer loans.
Interest expense on deposits is summarized as follows:

	Years Ended December 31,
	2012	2011	2010
Interest bearing demand	$3,391	$8,309	$8,976
Savings and money market	2,340	3,466	9,102
Time	5,722	10,699	12,937
Total	$11,453	$22,474	$31,015

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)
NOTE 13 - REPURCHASE AGREEMENT

In April 2008, the Company entered into a 10-year term structured repurchase callable agreement with Credit Suisse Securities (U.S.A.) LLC for $25,000 to leverage the balance sheet and increase liquidity. The interest rate was fixed at 1.62% for the first year of the agreement. The interest rate now adjusts quarterly to 6.25% less the 90 day LIBOR, subject to a lifetime cap of 3.22%. The rate was 3.22% at December 31, 2012. At maturity, the securities underlying the agreement are returned to the Company. The fair value of these securities sold under agreements to repurchase was $32,522 at December 31, 2012 and $33,836 at December 31, 2011. The Company retains the right to substitute securities under the terms of the agreements.
As part of the Highlands acquisition, the Company acquired $40,000 in repurchase agreements with JP Morgan Chase Bank, N.A. and a $10,000 repurchase agreement with CitiGroup Global Markets, Inc. The Company recognized a $95 gain on the unwinding of the JP Morgan Chase Bank, N.A. repurchase agreements in May 2012. The CitiGroup Global Markets, Inc. repurchase agreement matured in August 2012 and was not renewed.
Information concerning the securities sold under agreements to repurchase is summarized as follows:

	Years Ended December 31,
	2012	2011	2010
Average balance during the year	$31,462	$32,286	$32,328
Average interest rate during the year	2.05%	1.69%	1.87%
Maximum month-end balance during the year	$32,338	$34,350	$34,053
Weighted average interest rate at year-end	3.16%	1.50%	2.17%
NOTE 14 — BORROWINGS
Federal Home Loan Bank ("FHLB") Advances
At December 31, 2012, advances from the FHLB totaled $892,208, net of a restructuring prepayment penalty of $3,193, and had interest rates ranging from 0.04% to 5.99% with a weighted average rate of 0.95%. At December 31, 2011, advances from the FHLB totaled $746,398, net of a restructuring penalty of $4,222, and had interest rates ranging from 0.04% to 5.99% with a weighted average rate of 1.21%. At December 31, 2012 and 2011, the Company had $0 and $20,000, respectively, in variable rate FHLB advances; the remainder of FHLB advances at those dates had fixed rates.
In November 2010, $91,644 in fixed-rate FHLB advances were modified. The 22 advances that were modified had a weighted average rate of 4.15% and an average term to maturity of approximately 2.6 years. These advances were prepaid and restructured with $91,644 of new, lower-cost FHLB advances with a weighted average rate of 1.79% and an average term to maturity of approximately 4.9 years. The early repayment of the debt resulted in a prepayment penalty of $5,421, which is being amortized to interest expense as an adjustment to the cost of the new FHLB advances. The effective rate of the new advances after accounting for the prepayment penalty is 2.98%. The prepayment penalty balance, net of accumulated amortization, was $3,193 at December 31, 2012.
Each advance is payable at its maturity date and is subject to prepayment penalties. The advances were collateralized by mortgage and commercial loans with FHLB collateral values of $1,272,330 and $721,135 under a blanket lien arrangement at December 31, 2012 and 2011, respectively. In addition, securities safekept at FHLB are used as collateral for advances. Based on this collateral, the Company was eligible to borrow an additional $682,984 and $515,948 at year-end 2012 and 2011, respectively.
FHLB stock also secures debts to the FHLB. The current agreement provided for a maximum borrowing amount of approximately $1,578,509 and $1,266,694 at December 31, 2012 and 2011, respectively.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 14 - BORROWINGS (Continued)

At December 31, 2012 the advances were structured to contractually pay down as follows:

	Balance	Weighted Average Rate
2013	$701,134	0.30%
2014	36,516	2.86
2015	61,742	3.66
2016	62,300	2.55
2017	15,546	4.33
Thereafter	18,163	4.82
	895,401	0.95%
Restructuring prepayment penalty	(3,193)
Total	$892,208
Other Borrowings
At December 31, 2012 and December 31, 2011, the Company had borrowing availability representing the collateral value assigned to the securities pledged to the discount window through the Federal Reserve Bank of $105,807 and $33,681, respectively. Additionally, uncommitted, unsecured Fed Fund lines of credit totaling $140,000 and $76,000 were available at December 31, 2012 and December 31, 2011, respectively, from multiple correspondent banks.
In October 2009, the Company entered into four promissory notes for unsecured loans totaling $10,000 obtained from local private investors to increase funds available at the Company level. The lenders were all members of the same family and long-time customers of the Bank. One of the notes had an original principal amount of $7,000 and the other three notes had principal amounts of $1,000 each. Each of the four promissory notes initially bore interest at 6.00% per annum, thereafter adjusting quarterly to a rate equal to the national average 2-year jumbo CD rate plus 2.00%, with a floor of 6.00% and a ceiling of 9.00%. Interest-only payments under the notes were due quarterly. The unpaid principal balance and all accrued but unpaid interest under each of the notes were due and payable on October 15, 2014. These notes were repaid in full in October 2011.

NOTE 15 — BENEFITS

401(k) Plan: The Company offers a KSOP plan with a 401(k) match. Employees are eligible for the match if they have one year of service with 1000 hours worked and become eligible each quarter once they meet the eligibility requirements. Employees may participate on their own without meeting the service requirements; however, in this case, employees do not qualify for the match. Employees may contribute between 2% and 75% of their compensation subject to certain limitations. A matching contribution will be paid to eligible employees' accounts, which is equal to 100% of first 5% of the employee's contribution up to a maximum of 5% of the employee's qualifying compensation. Matching expense for 2012, 2011 and 2010 was $1,105, $846 and $860, respectively.
Deferred Compensation Plan: The Company has entered into certain non-qualified deferred compensation agreements with members of the executive management team, directors and certain employees. These agreements, which are subject to the rules of section 409(a) of the Internal Revenue Code, relate to the voluntary deferral of compensation received and do not have an employer contribution. The accrued liability as of December 31, 2012 and 2011 was $1,414 and $1,464, respectively.
The Company had an existing deferred compensation agreement with the former President and Chief Executive Officer of the Company that provides benefits payable based on specified terms of the agreement. The accrued liability as of December 31, 2012 and 2011 was approximately $451 and $1,301, respectively. $892 was paid in 2012 per the terms of the agreement, with the final payment due in 2013. The expense for this deferred compensation agreement was $41, $139 and $142 for the years ended December 31, 2012, 2011 and 2010, respectively. The deferred compensation per the agreement was based upon the performance of specified assets.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 15 - BENEFITS (Continued)

Included in other assets is a universal life insurance policy as well as variable and fixed annuity contracts totaling $2,039 and $2,934 at December 31, 2012 and 2011, respectively. The Company is the owner and beneficiary of the policy. The policy pays interest on the funds invested. The life insurance is recorded at the net cash surrender value, or the amount that can be realized. Interest income on the investment is included in the statements of income.
Bank-Owned Life Insurance: In 2007, the Company purchased and provided those who agreed to be insured under a separate account bank-owned life insurance plan with a share of the death benefit while they remain actively employed with the Company. The benefit will equal 200% of each participating employee's base salary at the time of plan implementation and 200% of each participating director's annual base fees. Imputed taxable income will be based on the death benefit. In the event of death while actively employed with the Company, the deceased employee's or director's designated beneficiary will receive an income tax free death benefit paid directly from the insurance carrier.
In conjunction with the acquisition of Highlands in April 2012, the Company acquired an existing hybrid account bank-owned life insurance policy that provides certain executive officers who agreed to be insured under the plan with a share of the death benefit while they remain employed with the Company. The benefit is dependent upon the executive's most recent officer title and ranges from $75 to $150. No benefit will be paid if the executive reaches normal retirement age or, while disabled, obtains gainful employment with an entity other than the Company.
The total balance of the bank-owned life insurance policies, reported as an asset, at December 31, 2012 and 2011 totaled $34,916 and $29,007, and income for 2012, 2011 and 2010 totaled $699, $506 and $384, respectively.
Retirement Agreement: On December 31, 2011, President and Chief Executive Officer Garold Base retired from his positions as an officer and director of the Company. Mr. Base also entered into a Resignation, Consulting, Non-competition, Non-solicitation and Confidentiality Agreement (the “Agreement”) with the Company, effective December 31, 2011. Pursuant to the terms of the Agreement, Mr. Base resigned as a director of the Company and the Bank, provided 4 months of consulting services to the Company and the Bank, and forfeited his rights to 38,992 unvested shares of restricted stock previously granted to him. In exchange, Mr. Base received $7 per month for his consulting services and was paid a lump sum cash payment of $488 for the forfeiture of his restricted stock.
NOTE 16 — ESOP PLAN

In connection with the 2006 minority stock offering, the Company established an Employee Stock Ownership Plan (“ESOP”) for the benefit of its employees with an effective date of October 1, 2006. The ESOP purchased 928,395 shares of common stock with proceeds from a 10 year note in the amount of $9,284 from the Company. After the 2010 Conversion and stock offering, the unearned shares held by the ESOP were adjusted to reflect the 1.4:1 exchange ratio on publicly traded shares. Additionally, in connection with the 2010 Conversion and stock offering, the ESOP purchased 1,588,587 shares of common stock with proceeds from a 30 year note in the amount of $15,886 from the Company. The Company's Board of Directors determines the amount of contribution to the ESOP annually but is required to make contributions sufficient to service the ESOP's debt. Shares are released for allocation to employees as the ESOP debt is repaid. Eligible employees receive an allocation of released shares at the end of the calendar year on a relative compensation basis. Employees are eligible if they had one year of service with 1,000 hours worked and become eligible each quarter once they meet the eligibility requirements. The dividends paid on allocated shares are paid to employee accounts. Dividends on unallocated shares held by the ESOP are applied to the ESOP note payable. Contributions to the ESOP during 2012, 2011 and 2010 were $2,060, $2,060 and $1,629, respectively, and expense was $3,152, $2,340 and $1,624 for December 31, 2012, 2011 and 2010, respectively.
Shares held by the ESOP were as follows:

	2012	2011
Allocated to participants	970,301	786,106
Unearned	1,918,039	2,102,234
Total ESOP shares	2,888,340	2,888,340
Fair value of unearned shares at December 31	$40,164	$27,350

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)
NOTE 17 - SHARE-BASED COMPENSATION

The Company has shareholder approved share-based compensation plans that are accounted for under ASC 718, Compensation - Stock Compensation, which requires companies to record compensation cost for share-based payment transactions with employees in return for employment service. Under the plans, 3,370,040 options to purchase shares of common stock and 1,348,016 restricted shares of common stock were made available. All share and per share information for periods prior to the Conversion has been adjusted to reflect the 1.4:1 exchange ratio on publicly traded shares. Shares issued in connection with stock compensation awards are issued from available authorized shares. Compensation cost charged to income for share-based compensation is presented below:

	Years ended December 31,
	2012	2011	2010
Restricted stock	$1,512	$1,102	$1,483
Stock options	365	449	319

Income tax benefit	657	543	631
The restricted stock portion of the plans allows the Company to grant restricted stock to directors, advisory directors, officers and other employees. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date, which is determined using the last sale price as quoted on the NASDAQ Stock Market. Total restricted shares available for future issuance under the plans totaled 587,693 at year-end 2012 and 824,624 shares have been issued under the plans through December 31, 2012.
A combined summary of changes in the nonvested shares for the Company's stock plans for 2012, 2011 and 2010 follows:

	2012		2011		2010
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Non-vested at January 1	71,603	$13.08	218,393	$13.14	364,161	$13.15
Granted	222,336	17.56	—	—	—	—
Vested	(108,643)	14.54	(107,798)	13.15	(120,459)	13.16
Forfeited	—	—	(38,992)	13.19	(25,309)	13.19
Non-vested at December 31	185,296	$17.60	71,603	$13.08	218,393	$13.14

As of December 31, 2012, there was $2,766 of total unrecognized compensation expense related to non-vested shares awarded under the restricted stock plans. That expense is expected to be recognized over a weighted-average period of 2.93 years. The total fair value of shares vested during the year ended December 31, 2012, was $1,580.
The stock option portion of the plans permits the grant of stock options to its directors, advisory directors, officers and other employees. Under the terms of the stock option plans, stock options may not be granted with an exercise price less than the fair market value of the Company’s common stock on the date the option is granted and may not be exercised later than ten years after the grant date. The fair market value is the last sale price as quoted on the NASDAQ Stock Market on the date of grant.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)
NOTE 17 - SHARE-BASED COMPENSATION (Continued)

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the stock option in effect at the time of the grant. Although the contractual term of the stock options granted is ten years, the expected term of the stock is less because option restrictions do not permit recipients to sell or hedge their options, and therefore, we believe, encourage exercise of the option before the end of the contractual term. The expected term of stock options is based on employees' actual vesting behavior and expected volatilities are based on historical volatilities of the Company’s common stock. Expected dividends are the estimated dividend rate over the expected term of the stock options. For awards with performance-based vesting conditions, compensation cost is recognized when the achievement of the performance condition is considered probable of achievement. If a performance condition is subsequently determined to be improbable of achievement, compensation cost is reversed.

The weighted average fair value of stock options granted during 2012, 2011 and 2010 was $5.11, $4.30 and $4.09, respectively. The fair value of options granted was determined using the following weighted-average assumptions as of grant date:

	2012	2011	2010
Risk-free interest rate	1.25%	2.45%	2.60%
Expected term of stock options (years)	6.6	7.5	7.5
Expected stock price volatility	34.43%	33.20%	35.80%
Expected dividends	1.39%	1.42%	1.29%

A summary of activity in the stock option portion of the plans for 2012, 2011 and 2010 was as follows:

		Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options	Shares
Outstanding at January 1, 2010	366,376	$12.25	8.1	$114
Granted	117,072	11.08	10	71
Exercised	—	—	0	—
Forfeited	(25,893)	11.30	0	15
Outstanding at December 31, 2010	457,555	12.01	7.6	170
Granted	108,500	12.72	10.0	31
Exercised	—	—	0	—
Forfeited	(30,671)	11.61	0	44
Outstanding at December 31, 2011	535,384	12.17	7.1	483
Granted	185,700	16.61	10.0	—
Exercised	(177,115)	12.62	0	858
Forfeited	(43,920)	11.68	0	—
Outstanding at December 31, 2012	500,049	$13.70	7.6	$3,619
Fully vested and expected to vest	491,086	$13.68	7.6	$3,568
Exercisable at December 31, 2012	153,689	$12.30	5.6	$1,328

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)
NOTE 17 - SHARE-BASED COMPENSATION (Continued)

No stock options were exercised in 2011 or 2010. As of December 31, 2012, there was $1,086 of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over a weighted-average period of 3.07 years. At December 31, 2012, the Company applied an estimated forfeiture rate of 5% based on historical activity. The intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the market price of our common stock as of the reporting date.
The Compensation Committee may grant stock appreciation rights, which give the recipient of the award the right to receive the excess of the market value of the shares represented by the stock appreciation rights on the date exercised over the exercise price. As of December 31, 2012, the Company has not granted any stock appreciation rights.
NOTE 18 — INCOME TAXES
The Company's pre-tax income is subject to federal income tax and state margin tax at a combined rate of 36% for 2012 , 2011 and 2010. Income tax expense for 2012, 2011 and 2010, was as follows:

	2012	2011	2010
Current expense (benefit)	$14,047	$11,384	$9,426
Deferred expense (benefit)	5,262	204	(794)
Total income tax expense (benefit)	$19,309	$11,588	$8,632

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 18 - INCOME TAXES (Continued)

At December 31, 2012 and 2011, deferred tax assets and liabilities were due to the following:

	December 31,
	2012	2011
Deferred tax assets:
Allowance for loan losses	$6,330	$6,134
Other real estate owned	20	378
Depreciation	192	14
Deferred compensation arrangements	705	739
Self-funded health insurance	93	70
Non-accrual interest	303	237
Restricted stock and stock options	623	614
NOL carryforward from acquisition	3,023	—
Intangible assets	733	—
Fair value mark on purchased loans	2,962	—
Other	1,073	505
	16,057	8,691
Deferred tax liabilities:
Mortgage servicing assets	(94)	(147)
Net unrealized gain on securities available for sale	(1,050)	(735)
Partnership — Lone Star New Markets Fund	(809)	(744)
Other	(78)	(109)
	(2,031)	(1,735)
Net deferred tax asset	$14,026	$6,956
The net deferred tax asset is recorded on the consolidated balance sheets under “other assets.” Management performed an analysis related to the Company's deferred tax asset for each of the years ended December 31, 2012 and 2011 and, based upon these analyses, no valuation allowance was deemed necessary as of December 31, 2012 or 2011.
Effective tax rates differ from the federal statutory rate of 35% in 2012, 2011 and 2010, applied to income before income taxes due to the following:

	At and for the Year Ended December 31,
	2012	2011	2010
Federal statutory rate times financial statement income	$19,093	$13,271	$9,251
Effect of:
State taxes, net of federal benefit	87	56	29
New market tax credit	(192)	(192)	(119)
Bank-owned life insurance income	(245)	(151)	(134)
Municipal interest income	(662)	(740)	(535)
Other	1,228	(656)	140
Total income tax expense (benefit)	$19,309	$11,588	$8,632
Effective Tax Rate	35.40%	30.56%	32.66%

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 18 - INCOME TAXES (Continued)

The Company files income tax returns in the U.S. federal jurisdiction and several U.S. state jurisdictions. The Company is generally no longer subject to U.S. federal income tax examinations for tax years prior to 2010, with the exception of certain Highlands tax returns for older years in which tax losses were generated.
NOTE 19 — RELATED PARTY TRANSACTIONS
Loans to executive officers, directors, and their affiliates during 2012 were as follows:

Beginning balance	$1,365
New loans	—
Effect of changes in composition of related parties	(100)
Repayments	(198)
Ending balance	$1,067

None of the above loans were considered non-performing or potential problem loans. These loans are made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectability. Deposits from executive officers, directors, and their affiliates at year‑end 2012 and 2011 were $2,960 and $3,495, respectively.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 20 — REGULATORY CAPITAL MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off‑balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is adequately capitalized, regulatory approval is required to accept brokered deposits. If an institution is undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year‑end 2012, the most recent regulatory notification categorized the Bank and the Company as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. Management believes that, at December 31, 2012, the Bank and the Company met all capital adequacy requirements to which it is subject.

Effective December 19, 2011, the Bank converted its charter from a federal thrift charter to a national banking association charter under 12 C.F.R. Part 5.24. Also effective December 19, 2011, the Company converted from a thrift holding company to a national bank holding company. Accordingly, regulatory capital levels and ratios are calculated according to Form FFIEC 041 instructions.

					To Be Well-Capitalized
			Required for Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012
Total risk-based capital
the Company	$505,566	22.47%	$179,957	8.00%	$224,947	10.00%
the Bank	404,562	18.00	179,847	8.00	224,809	10.00
Tier 1 risk-based capital
the Company	487,515	21.67	89,979	4.00	134,968	6.00
the Bank	386,511	17.19	89,923	4.00	134,885	6.00
Tier 1 leverage
the Company	487,515	13.97	139,620	4.00	174,525	5.00
the Bank	386,511	11.08	139,595	4.00	174,493	5.00
As of December 31, 2011
Total risk-based capital
the Company	$421,185	25.46%	$132,336	8.00%	$165,421	10.00%
the Bank	336,694	20.36	132,279	8.00	165,349	10.00
Tier 1 risk-based capital
the Company	403,698	24.40	66,168	4.00	99,252	6.00
the Bank	319,207	19.31	66,140	4.00	99,209	6.00
Tier 1 leverage
the Company	403,698	12.58	128,398	4.00	160,498	5.00
the Bank	319,207	9.94	128,517	4.00	160,647	5.00

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 20 — REGULATORY CAPITAL MATTERS (Continued)

The following is a reconciliation of the Company and Bank’s equity under accounting principles generally accepted in the United States to regulatory capital (as defined by the OCC and FRB):

	December 31, 2012		December 31, 2011
	Company	Bank	Company	Bank
GAAP equity	$520,871	$419,867	$406,189	$321,698
Deduction for nonfinancial equity investments	(516)	(516)	(328)	(328)
Disallowed goodwill and intangible assets	(30,945)	(30,945)	(816)	(816)
Unrealized loss (gain) on securities available for sale	(1,895)	(1,895)	(1,347)	(1,347)
Tier 1 capital	487,515	386,511	403,698	319,207
Allowance for loan losses	18,051	18,051	17,487	17,487
Total capital	$505,566	$404,562	$421,185	$336,694
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

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 21 - LOAN COMMITTMENTS, CONTINGENT LIABILITIES AND OTHER RELATED ACTIVITIES

In the normal course of business, the Company enters into various transactions, which, in accordance with generally accepted accounting principles are not included in its consolidated balance sheets. The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk. Credit losses up to the face amount of these instruments could result, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.
The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Company. Substantially all of the Company's commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment were funded, the Company would be entitled to seek recovery from the customer. The Company's policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements.
The Company considers the fees collected in connection with the issuance of standby letters of credit to be representative of the fair value of its obligation undertaken in issuing the guarantee. In accordance with applicable accounting standards related to guarantees, the Company defers fees collected in connection with the issuance of standby letters of credit. The fees are then recognized in income proportionately over the life of the standby letter of credit agreement.
The contractual amounts of financial instruments with off‑balance sheet risk at year-end were as follows:

	At December 31,
	2012	2011
Unused commitments to extend credit	$219,284	$202,558
Unused commitment on Warehouse Purchase Program loans	278,780	234,066
Standby letters of credit	2,155	811
Total commitments to extend credit	$500,219	$437,435
In addition to the commitments above, the Company had overdraft protection available in the amounts of $79,416 and $71,509 for December 31, 2012 and 2011, respectively. As of December 31, 2012, the Company had sold $178,436 of loans into the secondary market that contain certain credit recourse provisions that range from four to ten months. The amount subject to recourse was approximately $16,111 as of year-end 2012. The risk of loss exists up to the total value of the outstanding loan balance although material losses are not anticipated.
In regards to unused commitments on Warehouse Purchase Program loans, the Company reserves the right, at any time, to refuse to buy any mortgage loans offered for sale by its mortgage banking company customers for any reason in the Company's sole and absolute discretion.
In December 2012, the Board of Directors of the Bank voted to approve a $2,000 investment in a community development-oriented private equity fund used for Community Reinvestment Act purposes. The investment is structured as a limited partnership.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 21 - LOAN COMMITTMENTS, CONTINGENT LIABILITIES AND OTHER RELATED ACTIVITIES (Continued)

Liability for Mortgage Loan Repurchase Losses
Prior to VPM's sale in July 2012, the Company sold whole residential real estate loans to private investors, such as other banks and mortgage companies. The agreements under which the Company sold mortgage loans contained provisions that included various representations and warranties regarding the origination and characteristics of the mortgage loans. Although the specific representations and warranties varied among investor agreements, they typically covered ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan, absence of delinquent taxes or liens against the property securing the loan, compliance with applicable origination laws, and other matters. The Company may be required to repurchase mortgage loans, indemnify the investor or insurer, or reimburse the investor or insurer for credit losses incurred on loans in the event of a breach of such contractual representations or warranties that is not remedied within the time period specified in the applicable agreement after we receive notice of the breach. Typically, it is a condition to repurchase or indemnify a loan that the breach must have had a material and adverse effect on the value of the mortgage loan or to the interests of the security holders in the mortgage loan. Agreements under which the Company sold mortgage loans required the delivery of various documents to the investor, and the Company may be obligated to repurchase or indemnify any mortgage loan as to which the required documents were not delivered or were defective. Upon receipt of a repurchase or indemnification request, the Company works with investors to arrive at a mutually agreeable resolution. These demands are typically reviewed on a loan by loan basis to validate the claims made by the investor and determine if a contractual event occurred. The Company managed the risk associated with potential repurchases or other forms of settlement through underwriting and quality assurance practices.
In the fourth quarter of 2010, the Company established a mortgage repurchase liability that reflects management's estimate of losses for loans for which the Company could have repurchase obligations based on historical investor repurchase and indemnification demands and historical loss ratios. Although investors may demand repurchase at any time, the Company's historical demands have occurred within 12 months of the investor purchase. The Company had no repurchases and two indemnifications in 2012. In 2011, there was one repurchase and five indemnifications. Actual losses were $22 and $118 during the years ended December 31, 2012 and 2011, respectively.
The liability, included in “Other Liabilities” in the consolidated balance sheet, was $114 at December 31, 2012. Additions to the liability reduced net gains on mortgage loan origination/sales. The mortgage repurchase liability of $114 at December 31, 2012, represents the Company's best estimate of the loss that may be incurred for various representations and warranties in the contractual provisions of sales of mortgage loans. There may be a range of reasonably possible losses in excess of the estimated liability that cannot be estimated with confidence. Because the level of mortgage loan repurchase losses are dependent on economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 22- SEGMENT INFORMATION

On June 5, 2012, the Bank and VPM, our former mortgage banking subsidiary, entered into a definitive agreement (the “Agreement”) with Highlands Residential Mortgage, Ltd. (“HRM”) to sell substantially all of the assets of VPM to HRM, subject to certain closing conditions. The terms of the Agreement provided for HRM to, subject to certain conditions contained in the Agreement, (i) purchase VPM's loan pipeline and all of VPM's existing construction loan portfolio, together with certain furniture, fixtures and equipment, (ii) assume substantially all of VPM's loan production office leases and its equipment leases, (iii) hire no less than 95% of the current VPM employees and satisfactorily release VPM from certain employment contracts, and (iv) make additional earn out payments to VPM. Following completion of the sale, the Agreement provided an opportunity for the Bank to partner with HRM to continue providing the Bank's customers with residential mortgage services.
The transaction closed in the third quarter of 2012. As a result of the execution of the Agreement, in the second quarter of 2012, VPM recognized $1,190 in one-time write-offs and expenses relating to the sale, including $818 of goodwill that was impaired to $0 and $250 in fixed asset losses.
The reportable segments are determined by the products and services offered, primarily distinguished between banking and VPM, our former mortgage banking subsidiary. Loans, investments and deposits generate the revenues in the banking segment; secondary marketing sales generated the revenue in the VPM segment. Segment performance is evaluated using segment profit (loss). Information reported internally for performance assessment for years ended December 31, 2012, 2011 and 2010 was as follows:

	Year Ended December 31, 2012
	Banking	VPM	Eliminations and Adjustments[1]	Total Segments (Consolidated Total)
Results of Operations:
Total interest income	$137,974	$994	$(976)	$137,992
Total interest expense	22,906	975	(1,712)	22,169
Provision for loan losses	3,212	(73)	—	3,139
Net interest income after provision for loan losses	111,856	92	736	112,684
Other revenue	24,769	(1,040)	391	24,120
Net gain (loss) on sale of loans	(1,578)	7,014	—	5,436
Total non-interest expense	78,673	6,687	2,330	87,690
Income before income tax expense (benefit)	56,374	(621)	(1,203)	54,550
Income tax expense (benefit)	19,973	(204)	(460)	19,309
Net income (loss)	$36,401	$(417)	$(743)	$35,241
Segment assets	$3,661,677	$—	$1,381	$3,663,058
Noncash items:
Net gain (loss) on sale of loans	(1,578)	7,014	—	5,436
Depreciation	3,783	153	—	3,936
Provision for loan losses	3,212	(73)	—	3,139

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 22- SEGMENT INFORMATION (Continued)

	Year Ended December 31, 2011
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
1 Includes eliminating entries for intercompany transactions and stand-alone expenses of the Company.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 23 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of ViewPoint Financial Group, Inc. follows:

CONDENSED BALANCE SHEETS
December 31,

	2012	2011
ASSETS
Cash on deposit at subsidiary	$47,559	$62,158
Investment in banking subsidiary	419,867	321,818
Receivable from banking subsidiary	33,174	1,754
ESOP note receivable and other assets	20,271	20,904
Total assets	$520,871	$406,634
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$—	$325
Shareholders’ equity	520,871	406,309
Total liabilities and shareholders’ equity	$520,871	$406,634

CONDENSED STATEMENTS OF INCOME
December 31,

	2012	2011	2010
Interest income on ESOP loan	$762	$819	$602
Interest expense	27	473	600
Operating expenses	2,355	1,595	806
Loss before income tax benefit and equity in undistributed earnings of subsidiary	(1,620)	(1,249)	(804)
Income tax benefit	(460)	(401)	(190)
Equity in undistributed earnings of subsidiary	36,401	27,176	18,413
Net income	$35,241	$26,328	$17,799

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 23 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
December 31,

	2012	2011	2010
Cash flows from operating activities
Net income	$35,241	$26,328	$17,799
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed earnings of subsidiary	(36,401)	(27,176)	(18,413)
Vesting of restricted stock	1,805	1,327	1,455
Net change in intercompany receivable	(31,946)	—	5,000
Net change in other assets	(665)	(402)	(79)
Net change in other liabilities	(325)	200	(2)
Net cash from operating activities	(32,291)	277	5,760
Cash flows from investing activities
Contribution of 50% of proceeds of stock offering to subsidiary	—	—	(95,400)
Fund ESOP note receivable from Conversion and stock offering	—	—	(15,886)
Capital contribution to subsidiary	29,007	—	—
Cash and cash equivalents acquired from acquisition	599	—	—
Payments received on ESOP notes receivable	1,298	1,241	1,026
Net cash from investing activities	30,904	1,241	(110,260)
Cash flows from financing activities
Share repurchase	—	(13,012)	—
Proceeds (repayments) from borrowing	—	(10,000)	—
Net proceeds from stock offering	—	—	190,801
Merger of ViewPoint MHC pursuant to reorganization	—	—	207
Treasury stock purchased	—	—	(407)
Net issuance of common stock under employee stock plans	2,236	—	—
Payment of dividends	(15,448)	(6,918)	(3,862)
Net cash from financing activities	(13,212)	(29,930)	186,739
Net change in cash and cash equivalents	(14,599)	(28,412)	82,239
Beginning cash and cash equivalents	62,158	90,570	8,331
Ending cash and cash equivalents	$47,559	$62,158	$90,570

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)
NOTE 24 — QUARTERLY FINANCIAL DATA (Unaudited)

			Net Interest Income	Provision (Credit) for Loan Losses		Earnings per Share
	Interest Income	Interest Expense			Net Income¹	Basic	Diluted
2012
First quarter	$29,376	$5,886	$23,490	$895	$7,072	0.22	0.22
Second quarter	35,127	5,941	29,186	1,447	6,492	0.17	0.17
Third quarter	37,008	5,389	31,619	814	11,316	0.30	0.30
Fourth quarter	36,481	4,953	31,528	(17)	10,361	0.28	0.27
2011
First quarter	$27,895	$8,918	$18,977	$1,095	$6,554	0.20	0.20
Second quarter	27,986	9,021	18,965	1,065	4,857	0.15	0.15
Third quarter	29,006	8,527	20,479	581	5,143	0.16	0.16
Fourth quarter	31,337	7,180	24,157	1,229	9,774	0.31	0.31

¹Net income includes net gains on securities available for sale of $898 and $116 during the third and second quarters of 2012, respectively, and $818 of impairment of goodwill during the second quarter of 2012. Net income includes net gains on securities available for sale of $2,853 and $3,415 during the fourth and first quarters of 2011, respectively, and $271 of impairment of goodwill during the second quarter of 2011.

NOTE 25 — SUBSEQUENT EVENTS
The Company evaluated events from the date of the consolidated financial statements on December 31, 2012 through the issuance of those consolidated financial statements included in this Annual Report on Form 10-K dated February 20, 2013. No additional events were identified requiring recognition in and/or disclosures in the consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) as of December 31, 2012, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the Company’s systems of internal control over financial reporting as of December 31, 2012. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2012, the Company maintained effective internal control over financial reporting based on those criteria. The Company’s independent registered public accounting firm that audited the financial statements included in this annual report on Form 10-K has issued an attestation report on the Company’s internal control over financial reporting. The attestation report of Ernst & Young LLP appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
ViewPoint Financial Group, Inc.

We have audited ViewPoint Financial Group, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ViewPoint Financial Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, ViewPoint Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 of ViewPoint Financial Group, Inc. and our report dated February 20, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young

Dallas, Texas
February 20, 2013

(c)
Changes in Internal Control Over Financial Reporting: During the quarter ended December 31, 2012, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Directors and Executive Officers. The information concerning our directors required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on May 16, 2013, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year. Information required by this item regarding the audit committee of the Company’s Board of Directors, including information regarding the audit committee financial expert serving on the audit committee, is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on May 16, 2013, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year. Information about our executive officers is contained under the caption “Executive Officers” in Part I of this Form 10-K, and is incorporated herein by this reference.
Section 16(a) Beneficial Ownership Reporting Compliance. The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent shareholders required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on May 16, 2013, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.
Code of Ethics. We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, and to all of our other employees and our directors. A copy of our code of ethics is available on our Internet website address, www.viewpointfinancialgroup.com.
Nominating Committee Procedures. There have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors since last described to shareholders.

Item 11.	Executive Compensation
The information concerning compensation required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on May 16, 2013, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information concerning security ownership of certain beneficial owners and management and our equity incentive plan required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on May 16, 2013, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year. Information regarding our equity compensation plans is included in Item 5 of this Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on May 16, 2013, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services
The information concerning principal accountant fees and services is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held in May 16, 2013, a copy of which will be filed not later than 120 days after the end of our fiscal year.

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

10.6
Resignation, Consulting, Noncompetition, Non-solicitation and Confidentiality Agreement and Release between the Registrant and Garold R. Base (incorporated herein by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K filed with the SEC on February 28, 2012 (File No. 001-34737)

Exhibit
Number	Description

10.7
Employment Agreement between the Registrant and ViewPoint Bank, N.A. and Kevin Hanigan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4 filed with the SEC on January 17, 2012 (File No. 333-179037))

10.8
Form of General Release between the Registrant and Mark E. Hord (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on July 5, 2012 (File No. 001-34737)

10.9
Form of General Release between the Registrant and James C. Parks (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on August 10, 2012 (File No. 001-34737)

10.10
Form of Severance Agreement between ViewPoint Bank and the following executive officers: Scott A. Almy, Charles D. Eikenberg and Thomas S. Swiley (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 1, 2012 (File No. 001-34737))

10.11	Form of Director's Agreement

11	Statement regarding computation of per share earnings (See Note 3 of the Notes to Consolidated Financial Statements included in this Form 10-K).

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney (on signature page)

31.1	Rule 13a — 14(a)/15d — 14(a) Certification (Chief Executive Officer)

31.2	Rule 13a — 14(a)/15d — 14(a) Certification (Chief Financial Officer)

32	Section 1350 Certifications

101+++
The following materials from the ViewPoint Financial Group, Inc. Annual Report on Form 10-K for the year ended December 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (vi) the Consolidated Statements of Cash Flows and (vii) related notes.

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

EXHIBIT INDEX

Exhibits:

10.11	Form of Director's Agreement

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VIEWPOINT FINANCIAL GROUP, INC. (Registrant)
Date: February 19, 2013	By:	/s/ Kevin J. Hanigan
Kevin J. Hanigan
President and Chief Executive Officer (Principal Executive Officer)
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Kevin J. Hanigan and Pathie E. McKee his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him/her and in his/her name, place and stead, in any and all capacities, to sign any amendment to ViewPoint Financial Group Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming said attorney-in-fact and agent or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James B. McCarley	Date: February 19, 2013
James B. McCarley, Chairman of the Board and Director

/s/ Anthony J. LeVecchio	Date: February 19, 2013
Anthony J. LeVecchio, Vice Chairman of the Board and Director

/s/ Jack D. Ersman	Date: February 19, 2013
Jack D. Ersman, Director

/s/ Brian McCall	Date: February 19, 2013
Brian McCall, Director

/s/ V. Keith Sockwell	Date: February 19, 2013
V. Keith Sockwell, Director

/s/ Karen H. O'Shea	Date: February 19, 2013
Karen H. O'Shea, Director

/s/ Bruce Hunt	Date: February 19, 2013
Bruce Hunt, Director

/s/ Pathie E. McKee	Date: February 19, 2013
Pathie E. McKee, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)