Form 10-Q
period 2013-03-31
ViewPoint Financial Group Inc.
filed 2013-04-30
CIK 1487052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class: Common Stock	Shares Outstanding as of April 29, 2013:
39,948,031

VIEWPOINT FINANCIAL GROUP, INC.
FORM 10-Q
March 31, 2013

PART 1 - FINANCIAL INFORMATION        Item 1. Financial Statements
VIEWPOINT FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31,	December 31,
	2013	2012
ASSETS	(unaudited)
Cash and due from financial institutions	$25,724	$34,227
Short-term interest-bearing deposits in other financial institutions	26,783	34,469
Total cash and cash equivalents	52,507	68,696
Securities available for sale, at fair value	315,438	287,034
Securities held to maturity (fair value: March 31, 2013 — $344,836, December 31, 2012— $376,153)	329,993	360,554
Loans held for sale	757,472	1,060,720
Loans held for investment (net of allowance for loan losses of $18,642 at March 31, 2013 and $18,051 at December 31, 2012)	1,727,455	1,673,204
FHLB and Federal Reserve Bank stock, at cost	31,607	45,025
Bank-owned life insurance	35,078	34,916
Foreclosed assets, net	1,505	1,901
Premises and equipment, net	53,050	53,160
Goodwill	29,650	29,650
Accrued interest receivable	9,026	9,900
Prepaid FDIC assessment	4,660	4,809
Other assets	26,195	33,489
Total assets	$3,373,636	$3,663,058
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand	$392,759	$357,800
Interest-bearing demand	481,966	488,748
Savings and money market	888,874	880,924
Time	449,491	450,334
Total deposits	2,213,090	2,177,806
FHLB advances (net of prepayment penalty of $2,937 at March 31, 2013 and $3,193 at December 31, 2012)	564,221	892,208
Repurchase agreement	25,000	25,000
Accrued interest payable	1,148	1,216
Other liabilities	39,210	45,957
Total liabilities	2,842,669	3,142,187
Commitments and contingent liabilities	—	—
Shareholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized; 0 shares issued — March 31, 2013 and December 31, 2012	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; 39,948,031 shares issued — March 31, 2013 and 39,612,911 shares issued — December 31, 2012	399	396
Additional paid-in capital	373,492	372,168
Retained earnings	172,386	164,328
Accumulated other comprehensive income, net	2,239	1,895
Unearned Employee Stock Ownership Plan (ESOP) shares; 1,871,991 shares at March 31, 2013 and 1,918,039 shares at December 31, 2012	(17,549)	(17,916)
Total shareholders’ equity	530,967	520,871
Total liabilities and shareholders’ equity	$3,373,636	$3,663,058

See accompanying notes to consolidated financial statements.

VIEWPOINT FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Interest and dividend income
Loans, including fees	$30,378	$24,320
Taxable securities	2,403	4,458
Nontaxable securities	474	473
Interest-bearing deposits in other financial institutions	31	19
FHLB and Federal Reserve Bank stock	133	106
	33,419	29,376
Interest expense
Deposits	2,432	3,229
FHLB advances	2,261	2,454
Repurchase agreement	201	203
	4,894	5,886
Net interest income	28,525	23,490
Provision for loan losses	883	895
Net interest income after provision for loan losses	27,642	22,595
Non-interest income
Service charges and fees	4,291	4,238
Other charges and fees	212	128
Net gain on sale of mortgage loans	—	2,232
Bank-owned life insurance income	162	109
Gain (loss) on sale of available for sale securities (reclassified from accumulated other comprehensive income for unrealized gains (losses) on available-for-sale securities)	(177)	—
Gain (loss) on sale and disposition of assets	230	(81)
Other	1,141	104
	5,859	6,730
Non-interest expense
Salaries and employee benefits	12,915	11,724
Acquisition costs	—	144
Advertising	513	285
Occupancy and equipment	1,790	1,470
Outside professional services	684	483
Regulatory assessments	579	581
Data processing	1,518	1,245
Office operations	1,648	1,545
Other	1,226	975
	20,873	18,452
Income before income tax expense	12,628	10,873
Income tax expense (includes $62 and $0 income tax benefit from items reclassified from accumulated other comprehensive income for the three months ended March 31, 2013 and 2012, respectively)	4,570	3,801
Net income	$8,058	$7,072
Earnings per share:
Basic	$0.21	$0.22
Diluted	$0.21	$0.22

See accompanying notes to consolidated financial statements.

VIEWPOINT FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2013	2012
Net income	$8,058	$7,072
Change in unrealized gains (losses) on securities available for sale	326	331
Reclassification of amount realized through sale of securities	177	—
Tax effect	(159)	(118)
Other comprehensive income (loss), net of tax	344	213
Comprehensive income	$8,402	$7,285

See accompanying notes to consolidated financial statements.

VIEWPOINT FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)
(Dollars in thousands, except per share data)

For the three months ended March 31, 2012	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income, Net	Total Shareholders’ Equity
Balance at January 1, 2012	$337	$279,473	$(19,383)	$144,535	$1,347	$406,309
ESOP shares earned, 46,049 shares	—	299	367	—	—	666
Share-based compensation expense	—	333	—	—	—	333
Net issuance of common stock under employee stock plans (2,681 shares)	—	34	—	—	—	34
Dividends declared ($0.06 per share)	—	—	—	(2,022)	—	(2,022)
Net income	—	—	—	7,072	—	7,072
Other comprehensive income	—	—	—	—	213	213
Total comprehensive income						7,285
Balance at March 31, 2012	$337	$280,139	$(19,016)	$149,585	$1,560	$412,605

For the three months ended March 31, 2013
Balance at January 1, 2013	$396	$372,168	$(17,916)	$164,328	$1,895	$520,871
ESOP shares earned, 46,048 shares	—	598	367	—	—	965
Share-based compensation expense	—	572	—	—	—	572
Net issuance of common stock under employee stock plans (335,120 shares)	3	154	—	—	—	157
Net income	—	—	—	8,058	—	8,058
Other comprehensive income	—	—	—	—	344	344
Total comprehensive income						8,402
Balance at March 31, 2013	$399	$373,492	$(17,549)	$172,386	$2,239	$530,967

See accompanying notes to consolidated financial statements

VIEWPOINT FINANCIAL GROUP, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net income	$8,058	$7,072
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	883	895
Depreciation and amortization	1,140	916
Deferred tax expense (benefit)	246	(507)
Premium amortization and accretion of securities, net	1,778	1,044
Accretion related to acquired loans	(945)	—
Loss on sale of available for sale securities	177	—
ESOP compensation expense	965	666
Share-based compensation expense	572	333
Net gain on loans held for sale	—	(2,232)
Loans originated or purchased for sale	(3,431,487)	(2,886,917)
Proceeds from sale of loans held for sale	3,734,735	2,989,093
FHLB stock dividends	(34)	(32)
Bank-owned life insurance (BOLI) income	(162)	(109)
Gain (loss) on sale and disposition of assets	(230)	81
Net change in deferred loan fees	126	120
Net change in accrued interest receivable	874	937
Net change in other assets	7,111	2,653
Net change in other liabilities	(6,974)	(2,123)
Net cash provided by operating activities	316,833	111,890
Cash flows from investing activities
Available-for-sale securities:
Maturities, prepayments and calls	126,337	222,281
Purchases	(165,941)	(200,000)
Proceeds from sale of AFS securities	10,614	—
Held-to-maturity securities:
Maturities, prepayments and calls	31,049	33,768
Purchases	(1,354)	—
Net change in loans held for investment	(54,905)	(29,084)
Purchase of FHLB and Federal Reserve Bank stock	13,452	4,698
Purchases of premises and equipment	(910)	(394)
Proceeds from sale of assets	1,182	746
Net cash provided by (used in) investing activities	(40,476)	32,015

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

Cash flows from financing activities
Net change in deposits	35,284	(29,872)
Proceeds from FHLB advances	230,000	345,500
Repayments on FHLB advances	(557,987)	(459,386)
Payment of dividends	—	(2,022)
Proceeds from stock option exercises	157	34
Net cash used in financing activities	(292,546)	(145,746)
Net change in cash and cash equivalents	(16,189)	(1,841)
Beginning cash and cash equivalents	68,696	46,348
Ending cash and cash equivalents	$52,507	$44,507
Supplemental cash flow information:
Interest paid	$4,962	$5,935
Income taxes paid	7	506
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	590	640

See accompanying notes to consolidated financial statements.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying consolidated financial statements of ViewPoint Financial Group, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal and recurring adjustments which are considered necessary to fairly present the results for the interim periods presented have been included. Certain items in prior periods were reclassified to conform to the current presentation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in ViewPoint Financial Group, Inc.'s 2012 Annual Report on Form 10-K (“2012 Form 10-K”). Interim results are not necessarily indicative of results for a full year.
In preparing the financial statements, management is required to make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Company in preparation of its consolidated financial statements refer to the 2012 Form 10-K.
The accompanying Unaudited Consolidated Interim Financial Statements include the accounts of ViewPoint Financial Group, Inc., whose business primarily consists of the operations of its wholly owned subsidiary, ViewPoint Bank, National Association (the “Bank”). Prior to its sale during the third quarter of 2012, the Bank's operations included its wholly owned subsidiary, ViewPoint Bankers Mortgage, Inc., doing business as ViewPoint Mortgage (“VPM”). The Bank's operations include the impact of the acquisition of Highlands Bancshares, Inc., which was completed on April 2, 2012. All significant intercompany transactions and balances are eliminated in consolidation.
NOTE 2 — EARNINGS PER COMMON SHARE
Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unvested restricted stock awards. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock awards and options) were exercised or converted to common stock, or resulted in the issuance of common stock that then shared in the Company’s earnings. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unexercised stock options and unvested restricted stock awards. The dilutive effect of the unexercised stock options and unvested restricted stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. Unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in ASC 260-10-45-60B. A reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation for the three months ended March 31, 2013 and 2012 is as follows:

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
NOTE 2 — EARNINGS PER COMMON SHARE (Continued)

	Three Months Ended March 31,
	2013	2012
Basic earnings per share:
Numerator:
Net income	$8,058	$7,072
Distributed and undistributed earnings to participating securities	(64)	(15)
Income available to common shareholders	$7,994	$7,057
Denominator:
Weighted average common shares outstanding	39,732,156	33,700,929
Less: Average unallocated ESOP shares	(1,902,178)	(2,086,378)
Average unvested restricted stock awards	(300,185)	(68,803)
Average shares for basic earnings per share	37,529,793	31,545,748
Basic earnings per common share	$0.21	$0.22
Diluted earnings per share:
Numerator:
Income available to common shareholders	$7,994	$7,057
Denominator:
Average shares for basic earnings per share	37,529,793	31,545,748
Dilutive effect of share-based compensation plan	151,609	120,607
Average shares for diluted earnings per share	37,681,402	31,666,355
Diluted earnings per common share	$0.21	0.22
877,500 and 80,000 stock options outstanding at March 31, 2013 and March 31, 2012, respectively, were excluded in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock and were, therefore, antidilutive.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 3 - SECURITIES

The fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss), net of tax, were as follows:

	Amortized	Gross Unrealized	Gross Unrealized
March 31, 2013	Cost	Gains	Losses	Fair Value
Agency residential mortgage-backed securities	$212,119	$2,599	$124	$214,594
Agency residential collateralized mortgage obligations	96,693	920	50	97,563
SBA pools	3,177	104	—	3,281
Total securities	$311,989	$3,623	$174	$315,438

	Amortized	Gross Unrealized	Gross Unrealized
December 31, 2012	Cost	Gains	Losses	Fair Value
Agency residential mortgage-backed securities	$164,023	$2,195	$118	$166,100
Agency residential collateralized mortgage obligations	116,723	996	233	117,486
SBA pools	3,342	106	—	3,448
Total securities	$284,088	$3,297	$351	$287,034
The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

	Amortized	Gross Unrealized	Gross Unrealized
March 31, 2013	Cost	Gains	Losses	Fair Value
Agency residential mortgage-backed securities	$102,710	$5,741	$—	$108,451
Agency commercial mortgage-backed securities	9,203	1,140	—	10,343
Agency residential collateralized mortgage obligations	166,274	3,588	78	169,784
Municipal bonds	51,806	4,499	47	56,258
Total securities	$329,993	$14,968	$125	$344,836

	Amortized	Gross Unrealized	Gross Unrealized
December 31, 2012	Cost	Gains	Losses	Fair Value
Agency residential mortgage-backed securities	$114,388	$6,324	$—	$120,712
Agency commercial mortgage-backed securities	9,243	1,303	—	10,546
Agency residential collateralized mortgage obligations	186,467	3,129	173	189,423
Municipal bonds	50,456	5,018	2	55,472
Total securities	$360,554	$15,774	$175	$376,153

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 3 — SECURITIES (Continued)

The carrying amount and fair value of held to maturity debt securities and the fair value of available for sale debt securities at March 31, 2013 by contractual maturity were as follows. Securities with contractual payments not due at a single maturity date, including mortgage backed securities and collateralized mortgage obligations, are shown separately.

			Available
	Held to maturity		for sale
	Carrying Amount	Fair Value	Fair Value
Due in one year or less	$1,481	$1,495	$—
Due after one to five years	6,685	7,226	465
Due after five to ten years	14,835	16,326	2,816
Due after ten years	28,805	31,211	—
Agency residential mortgage-backed securities	102,710	108,451	214,594
Agency commercial mortgage-backed securities	9,203	10,343	—
Agency residential collateralized mortgage obligations	166,274	169,784	97,563
Total	$329,993	$344,836	$315,438
Information regarding pledged securities is summarized below:

	March 31, 2013	December 31, 2012
Public fund certificates of deposit	$136,419	$134,846
Repurchase agreements	25,000	25,000
Carrying value of securities pledged on above funds	142,811	176,508
Sales activity of securities for the three months ended March 31, 2013 and March 31, 2012 was as follows:

	March 31,
	2013	2012
Proceeds	$10,614	$—
Gross losses	177	—

Gains and losses on the sale of securities classified as available for sale are recorded on the settlement date using the specific-identification method.

Securities with unrealized losses at March 31, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

AFS	Less than 12 Months			12 Months or More			Total
March 31, 2013	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number
Agency residential mortgage-backed securities	$41,511	$124	8	$—	$—	—	$41,511	$124	8
Agency residential collateralized mortgage obligations	3,358	4	2	5,296	46	3	8,654	50	5
Total temporarily impaired	$44,869	$128	10	$5,296	$46	3	$50,165	$174	13

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 3 — SECURITIES (Continued)

HTM	Less than 12 Months			12 Months or More			Total
March 31, 2013	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number
Agency residential collateralized mortgage obligations	$4,696	$24	2	$3,662	$54	3	$8,358	$78	5
Municipal bonds	1,589	47	5	—	—	—	1,589	47	5
Total temporarily impaired	$6,285	$71	7	$3,662	$54	3	$9,947	$125	10

AFS	Less than 12 Months			12 Months or More			Total
December 31, 2012	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number
Agency residential mortgage-backed securities	$24,462	$118	4	$—	$—	—	$24,462	$118	4
Agency residential collateralized mortgage obligations	2	—	1	16,912	233	6	16,914	233	7
Total temporarily impaired	$24,464	$118	5	$16,912	$233	6	$41,376	$351	11

HTM	Less than 12 Months			12 Months or More			Total
December 31, 2012	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number
Agency residential collateralized mortgage obligations	$19,311	$62	5	$4,972	$111	4	$24,283	$173	9
Municipal bonds	281	2	1	—	—	—	281	2	1
Total temporarily impaired	$19,592	$64	6	$4,972	$111	4	$24,564	$175	10
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

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 4 — LOANS

Loans consist of the following:

	March 31, 2013	December 31, 2012
Commercial real estate	$897,534	$839,908
Commercial and industrial loans:
Commercial	271,605	245,799
Warehouse lines of credit	30,861	32,726
Total commercial and industrial loans	302,466	278,525
Consumer:
One- to four-family real estate	358,823	378,255
Home equity/home improvement	131,776	135,001
Other consumer loans	55,138	59,080
Total consumer	545,737	572,336
Gross loans held for investment	1,745,737	$1,690,769
Net of:
Deferred fees and discounts, net	360	486
Allowance for loan losses	(18,642)	(18,051)
Net loans held for investment	$1,727,455	$1,673,204
Loans held for sale	$757,472	$1,060,720
Activity in the allowance for loan losses for the three months ended March 31, 2013 and 2012, segregated by portfolio segment and evaluation for impairment, was as follows. At March 31, 2013, $330 of the allowance for loan losses individually evaluated for impairment was allocated to purchase credit impaired ("PCI") loans, and at March 31 2012, no portion of the allowance for loan losses individually evaluated for impairment was allocated to PCI loans.

March 31, 2013	Commercial Real Estate	Commercial and Industrial	One- to Four-Family Real Estate	Home Equity/Home Improvement	Other Consumer	Total
Allowance for loan losses:
Beginning balance - January 1, 2013	$11,304	$2,574	$2,356	$1,199	$618	$18,051
Charge-offs	(87)	(210)	(29)	—	(150)	(476)
Recoveries	—	38	6	—	140	184
Provision expense (benefit)	(312)	1,166	192	(125)	(38)	883
Ending balance - March 31, 2013	$10,905	$3,568	$2,525	$1,074	$570	$18,642
Allowance ending balance:
Individually evaluated for impairment	$2,513	$1,405	$996	$198	$73	$5,185
Collectively evaluated for impairment	8,392	2,163	1,529	876	497	13,457
Loans:
Individually evaluated for impairment	$16,067	$7,009	$7,748	$1,055	$440	$32,319
Collectively evaluated for impairment	873,428	294,256	350,115	130,510	54,505	1,702,814
PCI Loans	8,039	1,201	960	211	193	10,604
Ending balance	$897,534	$302,466	$358,823	$131,776	$55,138	$1,745,737

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 4 — LOANS (Continued)

March 31, 2012	Commercial Real Estate	Commercial and Industrial	One- to Four-Family Real Estate	Home Equity/Home Improvement	Other Consumer	Total
Allowance for loan losses:
Beginning balance - January 1, 2012	$10,621	$2,090	$3,027	$1,043	$706	$17,487
Charge-offs	—	(215)	(84)	—	(197)	(496)
Recoveries	—	23	7	—	107	137
Provision expense (benefit)	561	266	59	(29)	38	895
Ending balance - March 31, 2012	$11,182	$2,164	$3,009	$1,014	$654	$18,023
Allowance ending balance:
Individually evaluated for impairment	$2,346	$135	$607	$209	$12	$3,309
Collectively evaluated for impairment	8,836	2,029	2,402	805	642	14,714
Loans:
Individually evaluated for impairment	$18,861	$489	$5,361	$1,275	$150	$26,136
Collectively evaluated for impairment	605,196	69,827	366,709	138,064	50,181	1,229,977
Ending balance	$624,057	$70,316	$372,070	$139,339	$50,331	$1,256,113

The allowance for loan losses and related provision expense are susceptible to change if the credit quality of our loan portfolio changes, which is evidenced by many factors, including but not limited to charge-offs and non-performing loan trends. Generally, one- to four-family residential real estate lending has a lower credit risk profile compared to consumer lending (such as automobile or personal line of credit loans). Commercial real estate and commercial and industrial lending, however, have higher credit risk profiles than consumer and one- to four- family residential real estate loans due to these loans being larger in amount and non-homogeneous in structure and term. Changes in economic conditions, the mix and size of the loan portfolio and individual borrower conditions can dramatically impact our level of allowance for loan losses in relatively short periods of time.
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
The allowance for loan losses is maintained to cover losses that are estimated in accordance with U.S. generally accepted accounting principles. It is our estimate of credit losses inherent in our loan portfolio at each balance sheet date. Our methodology for analyzing the allowance for loan losses consists of general and specific components. For the general component, we stratify the loan portfolio into homogeneous groups of loans that possess similar loss potential characteristics and apply a loss ratio to these groups of loans to estimate the credit losses in the loan portfolio. We use both historical loss ratios and qualitative loss factors assigned to major loan collateral types to establish loss allocations. The historical loss ratio is generally defined as a percentage of net annual loan losses to average loans outstanding utilizing a 24 month rolling average. Qualitative loss factors are based on management's judgment of company-specific data and external economic indicators, which may not yet be reflected in the historical loss ratios, and how this information could impact the Company's specific loan portfolios. The Allowance for Loan Loss Committee sets and adjusts qualitative loss factors by regularly reviewing changes in loan composition and the seasonality of specific portfolios. The Allowance for Loan Loss Committee also considers credit quality and trends relating to delinquency, non-performing and/or classified loans and bankruptcy within the Company's loan portfolio when evaluating qualitative loss factors. Additionally, the Allowance for Loan Loss Committee adjusts qualitative factors to account for the potential impact of external economic factors, including the unemployment rate, housing price, vacancy rates and inventory levels specific to our primary market area.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 4 — LOANS (Continued)

For the specific component, the allowance for loan losses on individually analyzed impaired loans includes loans secured by mortgage and commercial and industrial loans where management has concerns about the borrower's ability to repay. Loss estimates include the negative difference, if any, between the current fair value of the collateral or the estimated discounted cash flows and the loan amount due.
Impaired loans at March 31, 2013, and December 31, 2012, were as follows 1:

March 31, 2013	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial real estate	$16,786	$4,089	$11,978	$16,067	$2,302
Commercial and industrial	9,127	3,218	3,791	7,009	1,349
Consumer:
One- to four- family real estate	7,359	5,028	2,720	7,748	934
Home equity/home improvement	1,087	835	220	1,055	197
Other consumer	465	—	440	440	73
Total	$34,824	$13,170	$19,149	$32,319	$4,855
December 31, 2012
Commercial real estate	$17,768	$4,383	$12,609	$16,992	$2,756
Commercial and industrial	7,632	3,284	2,325	5,609	630
Consumer:
One- to four- family real estate	7,515	4,472	2,891	7,363	722
Home equity/home improvement	1,157	819	307	1,126	238
Other consumer	338	28	301	329	23
Total	$34,410	$12,986	$18,433	$31,419	$4,369
1 Loans reported do not include PCI loans.

Income on impaired loans at March 31, 2013 and 2012 was as follows1:

	March 31, 2013		March 31, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate	$16,169	$62	$19,086	$52
Commercial and industrial	5,808	3	538	—
Consumer:
One- to four- family real estate	7,607	13	5,096	20
Home equity/home improvement	1,009	1	1,281	2
Other consumer	379	—	164	—
Total	$30,972	$79	$26,165	$74
1 Loans reported do not include PCI loans.

Loans that are past due 30 days or greater are considered delinquent. Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Consumer loans are typically charged off no later than 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 4 — LOANS (Continued)

loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. A loan is moved to nonaccrual status in accordance with the Company's policy, typically after 90 days of non-payment.
All interest accrued, but not received for loans placed on nonaccrual status, is reversed against interest income. Interest received on such loans is accounted for on the cost recovery or cash-basis method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
Loans past due over 90 days that were still accruing interest totaled $499 at March 31, 2013 and $593 at December 31, 2012, which consisted entirely of PCI loans. At March 31, 2013 and December 31, 2012, no PCI loans were considered non-performing loans. Purchased performing loans that were non-performing totaled $6,321 and $5,364 at March 31, 2013 and December 31, 2012, respectively. Those loans included $3,020 and $3,159 at March 31, 2013 and December 31, 2012, respectively, of commercial lines of credit that did not qualify for PCI accounting due to their revolving nature. Non-performing (nonaccrual) loans were as follows:

	March 31, 2013	December 31, 2012
Commercial real estate	$12,696	$13,609
Commercial and industrial	6,807	5,401
Consumer:
One- to four- family real estate	6,833	6,854
Home equity/home improvement	1,007	1,077
Other consumer	378	262
Total	$27,721	$27,203

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
The outstanding balances of troubled debt restructurings ("TDRs") are shown below:

	March 31, 2013	December 31, 2012
Nonaccrual TDRs(1)	$14,136	$13,760
Performing TDRs (2)	4,599	4,216
Total	$18,735	$17,976
Specific reserves on TDRs	$2,217	$2,643
Outstanding commitments to lend additional funds to borrowers with TDR loans	—	—
[1] Nonaccrual TDR loans are included in the nonaccrual loan totals.
[2] Performing TDR loans are loans that have been performing under the restructured terms for at least six months and the Company is accruing interest on these loans.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 4 — LOANS (Continued)

The following table provides the recorded balances of loans modified as a TDR during the three months ended March 31, 2013 and 2012.

Three Months Ended March 31, 2013	Principal Deferrals	Combination of Rate Reduction and Principal Deferral	Other	Total
Commercial real estate	$690	$—	$—	$690
Commercial and industrial	—	33	—	33
Consumer:
Other consumer	75	—	—	75
Total	$765	$33	$—	$798
Three Months Ended March 31, 2012
Commercial and industrial	$—	$—	$82	$82
Consumer:
One- to four- family real estate	—	383	250	633
Total	$—	$383	$332	$715

TDRs modified within the last twelve months which experienced a subsequent default during the three months ended March 31, 2013 are shown below. There were no loans modified as a TDR within the previous 12 months that had a payment default during the three months ended March 31, 2012. A payment default is defined as a loan that was 90 days or more past due.

Three Months Ended March 31, 2013
Consumer:
One- to four- family real estate	$558
Home equity/home improvement	40
Total	$598

Below is an analysis of the age of recorded investment in loans that were past due at March 31, 2013 and December 31, 2012.

March 31, 2013	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Loans Past Due	Current Loans [1]	Total Loans
Commercial real estate	$1,418	$1,589	$267	$3,274	$894,260	$897,534
Commercial and industrial	1,045	141	4,200	5,386	297,080	302,466
Consumer loans:
One- to four- family real estate	7,925	854	3,134	11,913	346,910	358,823
Home equity/home improvement	1,014	160	437	1,611	130,165	131,776
Other consumer	641	87	69	797	54,341	55,138
Total	$12,043	$2,831	$8,107	$22,981	$1,722,756	$1,745,737

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 4 — LOANS (Continued)

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Loans Past Due	Current Loans [1]	Total Loans
Commercial real estate	$2,243	$1,182	$1,128	$4,553	$835,355	$839,908
Commercial and industrial	2,066	530	2,867	5,463	273,062	278,525
Consumer loans:
One- to four- family real estate	7,099	1,867	3,845	12,811	365,444	378,255
Home equity/home improvement	1,046	107	624	1,777	133,224	135,001
Other consumer	563	151	49	763	58,317	59,080
Total	$13,017	$3,837	$8,513	$25,367	$1,665,402	$1,690,769

1 Includes acquired PCI loans with a total carrying value of $7,224 and $11,206 at March 31, 2013 and December 31, 2012, respectively.
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

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 4 — LOANS (Continued)

The recorded investment in loans by credit quality indicators at March 31, 2013 and December 31, 2012, was as follows.
Real Estate and Commercial and Industrial Credit Exposure
Credit Risk Profile by Internally Assigned Grade

March 31, 2013	Commercial Real Estate	Commercial and Industrial	One- to Four-Family Real Estate	Home Equity/Home Improvement
Grade: [1]
Pass	$853,452	$290,279	$345,197	$128,699
Special Mention	17,070	354	3,041	384
Substandard	26,027	11,808	6,882	1,875
Doubtful	985	25	3,703	818
Total	$897,534	$302,466	$358,823	$131,776

	Commercial Real Estate	Commercial and Industrial	One- to Four-Family Real Estate	Home Equity/Home Improvement
December 31, 2012
Grade: [1]
Pass	$793,507	$264,528	$365,858	$131,889
Special Mention	17,504	645	2,219	398
Substandard	27,669	13,227	7,092	1,850
Doubtful	1,228	125	3,086	864
Total	$839,908	$278,525	$378,255	$135,001
1 PCI loans are included in the substandard or doubtful categories. These categories are consistent with "substandard" categories as defined by regulatory authorities.
Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

	March 31, 2013	December 31, 2012
Performing	$54,760	$58,818
Non-performing	378	262
Total	$55,138	$59,080

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 5 — FAIR VALUE
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
Prior to the Company's sale of VPM in the third quarter of 2012, interest income on certain mortgage loans held for sale was recognized based on contractual rates and reflected in interest income on mortgage loans held for sale in the consolidated income statement. A net gain of $371 resulting from changes in fair value of these loans was recorded in mortgage income during the three months ended March 31, 2012, offset by economic hedging losses in the amount of $211.
Assets and Liabilities Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below. There were no liabilities measured at fair value on a recurring basis as of March 31, 2013 or December 31, 2012.

March 31, 2013	Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
Assets:
Agency residential mortgage-backed securities	$214,594
Agency residential collateralized mortgage obligations	97,563
SBA pools	3,281
Total securities available for sale	$315,438

December 31, 2012
Assets:
Agency residential mortgage-backed securities	$166,100
Agency residential collateralized mortgage obligations	117,486
SBA pools	3,448
Total securities available for sale	$287,034

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 5 - FAIR VALUE (Continued)

Assets and Liabilities Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below. There were no liabilities measured at fair value on a non-recurring basis as of March 31, 2013 or December 31, 2012.

		Fair Value Measurements Using
	March 31, 2013	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$14,294	$—	$14,294
Other real estate owned	1,505	965	540

		Fair Value Measurements Using
	December 31, 2012	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$14,064	$—	$14,064
Other real estate owned	1,886	416	1,470

Unobservable inputs used in nonrecurring Level 3 fair value measurements at March 31, 2013 and December 31, 2012, are summarized below:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value				Range (Average)
	March 31, 2013	December 31, 2012	Valuation Technique	Unobservable Input
Impaired loans	$11,235	$10,986	Third party appraisal	Discount of market value	0%-20% (7%)
				Estimated marketing costs	0%-7% (6%)
				Estimated legal expenses	$0-$7 ($2)
	3,059	3,078	Discounted cash flow analysis	Interest rate	2.4%-5.4% (3.8%)
				Loan term (in months)	10-251 (107)
Other real estate owned	540	1,470	Third party appraisal	Discount of market value	0%-70% (17%)
				Estimated marketing costs	0%-7% (6%)
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

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 5 - FAIR VALUE (Continued)

The Credit Administration department evaluates the valuations on impaired loans and other real estate owned at least monthly. These valuations are reviewed at least monthly by the Allowance for Loan Loss Committee and are considered in the calculation of the allowance for loan losses. Unobservable inputs are monitored and adjusted if market conditions change.
Activity for other real estate owned for the three months ended March 31, 2013 and 2012, and the related valuation allowances was as follows:

	Three Months Ended March 31,
	2013	2012
Balance at January 1	$1,886	$2,286
Transfers in at fair value	590	640
Change in valuation allowance	(2)	(80)
Sale of property (gross)	(969)	(825)
Balance at March 31	$1,505	$2,021
Valuation allowance:
Balance at January 1	$57	$1,076
Sale of property	(32)	(15)
Valuation adjustment	34	95
Balance at March 31	$59	$1,156

Carrying amount and fair value information of financial instruments at March 31, 2013 and at December 31, 2012, were as follows:

		Fair Value
March 31, 2013	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$52,507	$52,507	$—	$—
Securities available for sale	315,438	—	315,438	—
Securities held to maturity	329,993	—	344,836	—
Loans held for sale	757,472	—	—	757,835
Loans held for investment, net	1,727,455	—	—	1,756,608
FHLB and Federal Reserve Bank stock	31,607	N/A	N/A	N/A
Bank-owned life insurance	35,078	35,078	—	—
Accrued interest receivable	9,026	9,026	—	—
Financial liabilities
Deposits	2,213,090	—	—	2,123,362
FHLB advances	564,221	—	—	581,798
Repurchase agreement	25,000	—	—	28,266
Accrued interest payable	1,148	1,148	—	—

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 5 - FAIR VALUE (Continued)

		Fair Value
December 31, 2012	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$68,696	$68,696	$—	$—
Securities available for sale	287,034	—	287,034	—
Securities held to maturity	360,554	—	376,153	—
Loans held for sale	1,060,720	—	—	1,061,334
Loans held for investment, net	1,673,204	—	—	1,696,060
FHLB and Federal Reserve Bank stock	45,025	N/A	N/A	N/A
Bank-owned life insurance	34,916	34,916	—	—
Accrued interest receivable	9,900	9,900	—	—
Financial liabilities
Deposits	$2,177,806	$—	$—	$2,097,063
FHLB advances	892,208	—	—	912,817
Repurchase agreement	25,000	—	—	28,501
Accrued interest payable	1,216	1,216	—	—
The methods and assumptions used to estimate fair value are described as follows:
Estimated fair value is the carrying amount for cash and cash equivalents, bank-owned life insurance and accrued interest receivable and payable. For loans, fair value is based on discounted cash flows using current market offering rates, estimated life, and applicable credit risk. For deposits and FHLB advances, fair value is calculated using the March 31, 2013 FHLB advance curve to discount cash flows for the estimated life for deposits and according to the contractual repayment schedule for FHLB advances. Fair value of the repurchase agreement is based on discounting the estimated cash flows using the current rate at which similar borrowings would be made with similar terms and remaining maturities. It was not practicable to determine the fair value of FHLB and Federal Reserve Bank stock due to restrictions on its transferability. The fair value of off-balance sheet items is based on the current fees or costs that would be charged to enter into or terminate such arrangements and are not considered significant to this presentation.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
NOTE 6 — SHARE-BASED COMPENSATION

Compensation cost charged to income for share-based compensation is presented below:

Three Months Ended March 31, 2013
Restricted stock	$430
Stock options	142

Income tax benefit	200

A combined summary of changes in the nonvested shares for the Company's stock plans follows:

	Three Months Ended March 31, 2013
	Shares	Weighted- Average Grant Date Fair Value
Non-vested at January 1	185,296	$17.60
Granted	331,000	20.85
Vested	(2,800)	11.81
Forfeited	—	—
Non-vested at March 31	513,496	$19.73

The grant date fair value is based on the last sale price as quoted on the NASDAQ Stock Market on the grant date. As of March 31, 2013, there was $9,234 of total unrecognized compensation expense related to non-vested shares awarded under the restricted stock portion of the Equity Incentive Plan. That expense is expected to be recognized over a weighted-average period of 3.71 years.

A summary of activity in the stock option portion of the plans as of March 31, 2013, is presented below:

		Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options	Shares
Outstanding at December 31, 2012	500,049	$13.70	7.6	$3,619
Granted	507,000	20.85	10.0	—
Exercised	(4,120)	11.02	0.0	41
Forfeited	(1,500)	14.77	0.0	—
Outstanding at March 31, 2013	1,001,429	$17.33	8.7	$3,164
Fully vested and expected to vest	969,663	$17.25	8.6	$3,132
Exercisable at March 31, 2013	149,569	$12.33	5.3	$1,163

As of March 31, 2013, there was $3,953 of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over a weighted-average period of 4.07 years.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 7 — INCOME TAXES

A summary of the net deferred tax assets as of March 31, 2013 and December 31, 2012, is presented below:

	March 31, 2013	December 31, 2012
Net deferred tax assets	$13,333	$14,026
Valuation allowance	—	—

Estimated annual effective tax rate	35% to 36%

The actual effective tax rate for the three months ended March 31, 2013 is different than the estimated annual effective tax rate due to various immaterial adjustments to income tax expense recorded during the quarter.

NOTE 8 — SEGMENT INFORMATION
On June 5, 2012, the Bank and VPM, our former mortgage banking subsidiary, entered into a definitive agreement with Highlands Residential Mortgage, Ltd. (“HRM”) to sell substantially all of the assets of VPM to HRM, subject to certain closing conditions. The transaction closed in the third quarter of 2012.
The reportable segments are determined by the products and services offered, primarily distinguished between banking and VPM, our former mortgage banking subsidiary. Loans, investments and deposits generate the revenues in the banking segment; secondary marketing sales generated the revenue in the VPM segment. Segment performance is evaluated using segment profit (loss). Information reported internally for performance assessment for the three months ended March 31, 2012, was as follows:

	Three Months Ended March 31, 2012
	Banking	VPM	Eliminations and Adjustments[1]	Total Segments (Consolidated Total)
Results of Operations:
Total interest income	$29,356	$410	$(390)	$29,376
Total interest expense	6,077	390	(581)	5,886
Provision (credit) for loan losses	899	(4)	—	895
Net interest income after provision for loan losses	22,380	24	191	22,595
Other revenue	4,561	—	(63)	4,498
Net gain (loss) on sale of loans	(571)	2,803	—	2,232
Total non-interest expense	15,266	2,748	438	18,452
Income before income tax expense (benefit)	11,104	79	(310)	10,873
Income tax expense (benefit)	3,857	27	(83)	3,801
Net income	$7,247	$52	$(227)	$7,072
Segment assets	$3,041,234	$37,159	$(37,281)	$3,041,112
Noncash items:
Net gain (loss) on sale of loans	(571)	2,803	—	2,232
Depreciation	851	64	—	915
Provision (credit) for loan losses	899	(4)	—	895
1 Includes eliminating entries for intercompany transactions and stand-alone expenses of the Company.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 9 — RECENT ACCOUNTING DEVELOPMENTS

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires companies to report information about significant amounts reclassified out of accumulated other comprehensive income either on the face of the financial statements or in the notes. If an entity is unable to identify the line item of net income affected by any significant amount reclassified out of accumulated other comprehensive income during a reporting period (including when all reclassifications for the period are not to net income in their entirety), a company must present information about items reclassified out of accumulated other comprehensive income in the notes. Companies that qualify for and present information about significant items reclassified out of accumulated other comprehensive income on the face of the statement where net income is presented must present parenthetically: 1). the effect of significant reclassification items on the respective line items of net income by component of other comprehensive income and 2.) the aggregate tax effect of all significant reclassifications on the line item for income tax benefit/expense in the statement where net income is presented. For public entities, the amendments are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. Early adoption is permitted. The Company adopted this ASU for the three months ended March 31, 2013, and has included the required disclosures in the unaudited Consolidated Statements of Income included in this Form 10-Q.
NOTE 10 — SUBSEQUENT EVENTS
The Company evaluated events from the date of the consolidated financial statements on March 31, 2013, through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q dated April 30, 2013. No additional events were identified requiring recognition in and/or disclosures in the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Private Securities Litigation Reform Act Safe Harbor Statement
When used in filings by ViewPoint Financial Group, Inc. (the “Company,” “we,” or “our”) with the Securities and Exchange Commission (the “SEC”), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “intends” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things: changes in economic conditions; legislative changes; changes in policies by regulatory agencies; fluctuations in interest rates; the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; the Company's ability to access cost-effective funding; fluctuations in real estate values and both residential and commercial real estate market conditions; demand for loans and deposits in the Company's market area; the industry-wide decline in mortgage production; competition; changes in management's business strategies; our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we have acquired or may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; changes in regulatory policy, including how certain assets are risk-weighted; and other factors set forth under Risk Factors in the Company's Form 10-K that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The factors listed above could materially affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake - and specifically declines any obligation - to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Overview
The Company, a Maryland corporation, is a full stock holding company for its wholly owned subsidiary, ViewPoint Bank, N.A. (the “Bank”). Unless the context otherwise requires, references in this document to the “Company” refer to ViewPoint Financial Group, Inc. and references to the “Bank” refer to ViewPoint Bank, N.A. References to “we,” “us,” and “our” means ViewPoint Financial Group, Inc. or ViewPoint Bank, N.A. , as the context requires. The Company is regulated by the Board of Governors of the Federal Reserve System ("FRB") and the Bank is regulated by the Office of the Comptroller of the Currency (“OCC”) with certain back-up oversight by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is required to have certain reserves and stock set by the FRB and is a member of the Federal Home Loan Bank of Dallas, which is one of the 12 regional banks in the Federal Home Loan Bank (“FHLB”) System.

Our principal business consists of attracting retail deposits from the general public and the business community and investing those funds, along with borrowed funds, in commercial real estate loans, secured and unsecured commercial and industrial loans, as well as permanent loans secured by first and second mortgages on owner-occupied, one- to four-family residences and consumer loans. Additionally, the Warehouse Purchase Program allows mortgage banking company customers to close one- to four-family real estate loans in their own name and manage its cash flow needs until the loans are sold to investors. We also offer brokerage services for the purchase and sale of non-deposit investment and insurance products through a third party brokerage arrangement. Our operating revenues are derived principally from interest earned on interest-earning assets including loans and investment securities and service charges and fees on deposits and other account services. Our primary sources of funds are deposits, FHLB advances and other borrowings, and payments received on loans and securities. We offer a variety of deposit accounts, generally including savings, money market, term certificate and demand accounts, that provide a wide range of interest rates and terms.

Performance Highlights

•
Continued success in commercial loan growth strategy: Our commercial loan portfolio, consisting of commercial real estate and commercial and industrial loans, provided solid growth as we continue to shift our focus to commercial lending. The commercial loan portfolio totaled $1.20 billion at March 31, 2013, up $81.6 million, or 7.3%, from December 31, 2012.

•
Net interest margin increased by 34 basis points compared to first quarter 2012: Due to changes in the earning asset mix and lower deposit and borrowing rates, the net interest margin increased by 34 basis points to 3.64% for the three months ended March 31, 2013, compared to 3.30% for the same period in 2012.

•	Net charge-offs decline: Net charge-offs totaled $292,000 for the first quarter of 2013, down from $1.8 million and $359,000, respectively, for the quarters ended December 31, 2012 and March 31, 2012.

•
Net income increased by $986,000, or 13.9%: Net income for the three months ended March 31, 2013 was $8.1 million, an increase of $986,000, or 13.9%, from net income of $7.1 million for the three months ended March 31, 2012. The increase in net income was driven by an increase in net interest income and was partially offset by higher non-interest expense and lower non-interest income. Basic and diluted earnings per share for the three months ended March 31, 2013, were $0.21, a $0.01 decrease from $0.22 for the three months ended March 31, 2012.

Critical Accounting Estimates
Certain of our accounting estimates are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Management believes that its critical accounting estimates include determining the allowance for loan losses and other-than-temporary impairments in our securities portfolio. Our accounting policies are discussed in detail in Note 1 of the Notes to Consolidated Financial Statements contained in Item 8 of our 2012 Annual Report on Form 10-K.
Allowance for Loan Loss. The allowance for loan losses and related provision expense are susceptible to change if the credit quality of our loan portfolio changes, which is evidenced by many factors, including but not limited to charge-offs and non-performing loan trends. Generally, one- to four-family residential mortgage lending has a lower credit risk profile compared to consumer lending (such as automobile or personal line of credit loans). Commercial real estate and commercial and industrial lending, however, have higher credit risk profiles than consumer and one- to four- family residential mortgage loans due to these loans being larger in amount and non-homogenous in structure and term. While management uses available information to recognize losses on loans, changes, in economic conditions, the mix and size of the loan portfolio and individual borrower conditions can dramatically impact our level of allowance for loan losses in relatively short periods of time. Management believes that the allowance for loan losses is maintained at a level that represents our best estimate of inherent credit losses in the loan portfolio as of March 31, 2013.

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
Comparison of Financial Condition at March 31, 2013 and December 31, 2012
General. Total assets decreased by $289.4 million, or 7.9%, to $3.37 billion at March 31, 2013, from $3.66 billion at December 31, 2012, primarily due to a $303.2 million, or 28.6%, decrease in loans held for sale and a $26.6 million, or 4.6%, decline in consumer loans. The decline in loans held for sale and consumer loans was partially offset by an increase of $57.6 million, or 6.9%, in commercial real estate loans, as well as a $23.9 million, or 8.6%, increase in commercial and industrial loans.
Loans. Gross loans (including $757.5 million in mortgage loans held for sale at March 31, 2013) decreased by $248.3 million, or 9.0%, to $2.50 billion at March 31, 2013, from $2.75 billion at December 31, 2012.

	March 31, 2013	December 31, 2012	Dollar Change	Percent Change
	(Dollars in thousands)

Commercial real estate	$897,534	$839,908	$57,626	6.86%

Commercial and industrial loans:
Commercial	271,605	245,799	25,806	10.50
Warehouse lines of credit	30,861	32,726	(1,865)	(5.70)
Total commercial and industrial loans	302,466	278,525	23,941	8.60

Consumer:
One- to four-family real estate	358,823	378,255	(19,432)	(5.14)
Home equity/home improvement	131,776	135,001	(3,225)	(2.39)
Other consumer	55,138	59,080	(3,942)	(6.67)
Total consumer loans	545,737	572,336	(26,599)	(4.65)

Gross loans held for investment	1,745,737	1,690,769	54,968	3.25

Loans held for sale	757,472	1,060,720	(303,248)	(28.59)

Gross loans	$2,503,209	$2,751,489	$(248,280)	(9.02)%

The commercial real estate portfolio increased by $57.6 million, or 6.9%, to $897.5 million at March 31, 2013, from $839.9 million at December 31, 2012. Our commercial real estate portfolio consists almost exclusively of loans secured by existing, multi-tenanted commercial real estate. 93% of our commercial real estate loan balances are secured by properties located in Texas. Commercial and industrial (“C&I”) loans increased by $23.9 million, or 8.6%, to $302.5 million at March 31, 2013, from $278.5 million at December 31, 2012. In 2013, the Company will continue to emphasize growth in the C&I line of business, which is supported by the experienced lenders both from the Highlands acquisition and new hires added in 2012. Warehouse lines of credit decreased by $1.9 million, or 5.7%, from $32.7 million at December 31, 2012, to $30.9 million at March 31, 2013.

Loans held for sale decreased by $303.2 million, or 28.6%, to $757.5 million at March 31, 2013, from $1.06 billion at December 31, 2012, and consisted of Warehouse Purchase Program loans purchased for sale under our standard loan participation agreement. The Company purchases a 100% participation interest in the loans originated by our mortgage banking company customers, which are then held as one- to four- family mortgage loans held for sale on a short-term basis. The mortgage banking company has no obligation to offer and we have no obligation to purchase these participation interests. The mortgage banking company closes mortgage loans consistent with underwriting standards established by approved investors and once the loan closes, the participation interest is delivered by the Company to the investor selected by the originator and approved by the Company. Loans funded by the Warehouse Purchase Program during the first quarter of 2013 consisted of 59% conforming, 38% government and 3% Home Affordable Refinance Program (HARP) loans, and the number of Warehouse Purchase Program clients totaled 47 at March 31, 2013, compared to 43 at December 31, 2012 and 38 at March 31, 2012. Compared to the first quarter of 2012, Warehouse Purchase Program balances increased by $44.3 million.

One- to four-family real estate loans decreased by $19.4 million, or 5.1%, to $358.8 million at March 31, 2013, from $378.3 million at December 31, 2012. The Company does not originate one- to four- family real estate loans, but does periodically purchase these loans from correspondents on both a servicing retained and servicing released basis.
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
Purchased credit impaired (PCI) loans, which totaled $10.6 million and $12.8 million at March 31, 2013 and December 31, 2012, respectively, are not considered nonperforming loans, and accordingly, are not included in the non-performing loans to total loans ratio as a numerator, but are included in total loans reflected in the denominator. The result is a downward trend in the ratio when compared to prior periods, assuming all other factors stay the same. Similarly, other asset quality ratios, such as the allowance for loan losses to total loans ratio will reflect a downward trend, assuming all other factors stay the same, due to the impact of PCI loans on the denominator with no corresponding impact in the numerator.
Our non-performing loans, which consist of nonaccrual loans, include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Loans are placed on nonaccrual status when the collection of principal and/or interest becomes doubtful or other factors involving the loan warrant placing the loan on nonaccrual status.
A modified loan is considered a troubled debt restructuring (“TDR”) when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower or collateral with similar credit risk characteristics. Modifications to loan terms may include a modification of the contractual interest rate to a below-market rate (even if the modified rate is higher than the original rate), forgiveness of accrued interest, forgiveness of a portion of principal, an extended repayment period or a deed in lieu of foreclosure or other transfer of assets other than cash to fully or partially satisfy a debt. The Company's policy is to place all TDRs on nonaccrual for a minimum period of six months. Loans qualify for a return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months and the collection of principal and interest under the revised terms is deemed probable. At March 31, 2013, of our $18.7 million in TDRs, $4.6 million were accruing interest and

$14.1 million were classified as nonaccrual. Nonaccrual TDRs included $11.8 million attributable to seven commercial real estate loans, all of which were performing in accordance with their restructured terms at March 31, 2013.
Our non-performing loans to total loans ratio at March 31, 2013, was 1.59%, compared to 1.61% at December 31, 2012. Non-performing loans increased by $518,000 to $27.7 million at March 31, 2013, from $27.2 million at December 31, 2012. This increase was primarily due to a $1.4 million increase in C&I non-performing loans, which was driven by two C&I loans acquired from Highlands totaling $1.8 million that were moved to non-performing status during the first quarter of 2013 (neither loan is considered purchased credit impaired).
Our allowance for loan losses at March 31, 2013, was $18.6 million, or 1.07% of total loans, compared to $18.1 million, or 1.07% of total loans, at December 31, 2012. Our allowance for loan losses to non-performing loans ratio was 67.25% at March 31, 2013, compared to 66.36% as of December 31, 2012.
Other Loans of Concern. The Company has other potential problem loans that are currently performing and do not meet the criteria for impairment, but where some concern exists. These possible credit problems may result in the future inclusion of these items in the non-performing asset categories. These loans consist of residential and commercial real estate and commercial and industrial loans that are classified as “special mention,” meaning that these loans have potential weaknesses that deserve management's close attention. These loans are not adversely classified according to regulatory classifications and do not expose the Company to sufficient risk to warrant adverse classification. These loans have been considered in management's determination of our allowance for loan losses. As of March 31, 2013, there was an aggregate of $20.8 million of these potential problem loans, no change from the $20.8 million at December 31, 2012. Of the $20.8 million, three commercial real estate loans totaling $14.6 million were not delinquent at March 31, 2013, but are being monitored due to circumstances such as low occupancy rate, low debt service coverage or prior payment history problems.
Classified Assets. Loans and other assets, such as securities and foreclosed assets that are considered by management to be of lesser quality, are classified as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses of those classified "substandard," with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as "loss" are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.
We regularly review the assets in our portfolio to determine whether any assets require classification. The total amount of assets classified represented 10.2% of our equity capital and 1.6% of our total assets at March 31, 2013, compared to 11.1% of our equity capital and 1.6% of our total assets at December 31, 2012. The aggregate amount of classified assets at the dates indicated was as follows:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Loss	$—	$—
Doubtful	5,558	5,334
Substandard	47,229	50,351
Total classified loans	52,787	55,685
Foreclosed assets	1,505	1,901
Total classified assets	$54,292	$57,586

Securities. Our securities portfolio decreased by $2.2 million, or 0.33%, to $645.4 million at March 31, 2013, from $647.6 million at December 31, 2012. The decrease in our securities portfolio primarily resulted from paydowns and maturities totaling $157.4 million and sales of $10.6 million, which were partially offset by purchases totaling $167.3 million. The majority of these purchases were done for tax strategy purposes. The securities were sold as their increasing prepayment speeds were no longer consistent with portfolio requirements.

Deposits. Total deposits increased by $35.3 million, or 1.6%, to $2.21 billion at March 31, 2013, from $2.18 billion at December 31, 2012.

	March 31, 2013	December 31, 2012	Dollar Change	Percent Change
	(Dollars in thousands)
Non-interest-bearing demand	$392,759	$357,800	$34,959	9.8%
Interest-bearing demand	481,966	488,748	(6,782)	(1.4)
Savings and money market	888,874	880,924	7,950	0.9
Time	449,491	450,334	(843)	(0.2)
Total deposits	$2,213,090	$2,177,806	$35,284	1.6%

The increase in deposits was primarily due to a $35.0 million increase in non-interest-bearing demand deposits compared to December 31, 2012, which was driven by higher balances in commercial and Warehouse Purchase Program products, and an $8.0 million increase in savings and money market deposits. These increases were partially offset by a $6.8 million decline in interest-bearing demand deposits. Time deposits remained relatively flat compared to December 31, 2012, decreasing by $843,000.
Borrowings. FHLB advances, net of a $2.9 million restructuring prepayment penalty, decreased by $328.0 million, or 36.8%, to $564.2 million at March 31, 2013, from $892.2 million at December 31, 2012. The outstanding balance of FHLB advances decreased due to a lower Warehouse Purchase Program balance at March 31, 2013, of which a portion was strategically funded with short term advances. At March 31, 2013, the Company was eligible to borrow an additional $1.03 billion from the FHLB, which includes $558.9 million of the blanket lien on Warehouse Purchase Program loans. The FHLB is currently reviewing the eligibility of inclusion of Warehouse Purchase Program loans under the blanket lien due the risk-weighting change from 50% to 100%. If the FHLB determines that Warehouse Purchase Program loans are ineligible for inclusion under the blanket lien, the Company's borrowing availability with FHLB at March 31, 2013, would have been $492.4 million. See "Capital Resources." Additionally, the Company has six available federal funds lines of credit with other financial institutions totaling $165.0 million and was eligible to borrow $95.2 million from the Federal Reserve Bank discount window. In addition to FHLB advances, at March 31, 2013, the Company had a $25.0 million outstanding repurchase agreement with Credit Suisse.
The below table shows FHLB advances by maturity and weighted average rate at March 31, 2013:

	Balance	Weighted Average Rate
	(Dollars in thousands)
Less than 90 days	$364,269	0.30%
90 days to less than one year	12,976	4.47
One to three years	97,304	3.35
After three to five years	78,047	2.91
After five years	14,562	4.89
	567,158	1.40%
Restructuring prepayment penalty	(2,937)
Total	$564,221

Shareholders’ Equity. Total shareholders' equity increased by $10.1 million, or 1.9% , to $531.0 million at March 31, 2013, from $520.9 million at December 31, 2012.

	March 31, 2013	December 31, 2012	Dollar Change	Percent Change
	(Dollars in thousands)
Common stock	$399	$396	$3	0.8%
Additional paid-in capital	373,492	372,168	1,324	0.4
Retained earnings	172,386	164,328	8,058	4.9
Accumulated other comprehensive income, net	2,239	1,895	344	18.2
Unearned ESOP shares	(17,549)	(17,916)	367	(2.0)
Total shareholders’ equity	$530,967	$520,871	$10,096	1.9%
Retained earnings was increased by net income of $8.1 million recognized during the three months ended March 31, 2013. The Company made two dividend payments during the fourth quarter of 2012, with the December 2012 dividend payment of $0.10 per common share representing the dividend payment that the Company would typically pay in the first quarter of 2013.
Comparison of Results of Operation for the Three Months Ended March 31, 2013 and 2012

General. Net income for the three months ended March 31, 2013 was $8.1 million, an increase of $986,000, or 13.9%, from net income of $7.1 million for the three months ended March 31, 2012. The increase in net income was driven by an increase in net interest income of $5.0 million, partially offset by a $2.4 million increase in non-interest expense and an $871,000 decrease in non-interest income. Basic and diluted earnings per share for the three months ended March 31, 2013, were $0.21, a $0.01 decrease from $0.22 for the three months ended March 31, 2012.

Interest Income. Interest income increased by $4.0 million, or 13.8%, to $33.4 million for the three months ended March 31, 2013 from $29.4 million for the three months ended March 31, 2012.

	Three Months Ended March 31,		Dollar	Percent
	2013	2012	Change	Change
	(Dollars in thousands)
Interest and dividend income
Loans, including fees	$30,378	$24,320	$6,058	24.9%
Securities	2,877	4,931	(2,054)	(41.7)
Interest-bearing deposits in other financial institutions	31	19	12	63.2
FHLB and Federal Reserve Bank stock	133	106	27	25.5
	$33,419	$29,376	$4,043	13.8%

The increase in interest income for the three months ended March 31, 2013, compared to the same period in 2012, was primarily due to a $6.1 million, or 24.9%, increase in interest income on loans. Accretion associated with the Highlands acquisition contributed $945,000 to the increase for the comparable periods. The average balance of commercial real estate loans increased by $256.4 million at March 31, 2013, compared to March 31, 2012, contributing a $3.3 million increase in interest income. The average balance of C&I loans for the three months ended March 31, 2013, increased by $214.0 million from the same period in 2012, contributing a $2.4 million increase in interest income. Additionally, the average balance of loans held for sale increased by $76.5 million for the comparable periods ended March 31, 2013 and 2012, leading to a $326,000 increase in interest income.

These increases were partially offset by a $2.1 million, or 41.7%, decline in interest on securities, which resulted primarily from the sale of securities and normal paydowns, as well as a reduction in the yield on securities. Overall, the yield on interest-earning assets increased by 14 basis points, to 4.27% for the three months ended March 31, 2013, from 4.13% for the three months ended March 31, 2012, as a result of the shift of funds from lower yielding securities to higher yielding loans.

    Interest Expense. Interest expense decreased by $992,000, or 16.9%, to $4.9 million for the three months ended March 31, 2013, from $5.9 million for the three months ended March 31, 2012.

	Three Months Ended March 31,		Dollar	Percent
	2013	2012	Change	Change
	(Dollars in thousands)
Interest expense
Deposits	$2,432	$3,229	$(797)	(24.7)%
FHLB advances	2,261	2,454	(193)	(7.9)
Repurchase agreement	201	203	(2)	(1.0)
	$4,894	$5,886	$(992)	(16.9)%

The decrease was primarily caused by a $797,000, or 24.7%, decrease in the interest expense paid on deposits. The average rate paid on interest-bearing demand deposits declined by 54 basis points to 0.40% for the three months ended March 31, 2013, from 0.94% for the three months ended March 31, 2012, which primarily resulted in the $638,000 decrease in interest expense paid on interest-bearing demand deposits. Additionally, interest expense on time accounts decreased by $261,000, resulting from a $22.0 million decline in the average balance during the three months ended March 31, 2013, compared to the same period in 2012, and a 17 basis point decline in the average rate for the comparable periods. Deposit costs have continued to decline due to rate reductions in Absolute Checking and other interest-bearing accounts.

Net Interest Income. Net interest income increased by $5.0 million, or 21.4%, to $28.5 million for the three months ended March 31, 2013, from $23.5 million for the three months ended March 31, 2012. The net interest margin increased 34 basis points to 3.64% for the three months ended March 31, 2013, from 3.30% for the same period last year. The net interest rate spread increased 34 basis points to 3.45% for the three months ended March 31, 2013, from 3.11% for the same period last year. The increases in the net interest rate margin and spread were primarily attributable to changes in the earning asset mix, lower deposit and borrowing rates, and the impact of the Highlands acquisition. Net of the impact of the Highlands acquisition, the net interest margin for the three months ended March 31, 2013 was 3.53%.

Provision for Loan Losses. The provision for loan losses was $883,000 for the three months ended March 31, 2013, a decrease of $12,000, or 1.3%, from $895,000 for the three months ended March 31, 2012. Credit quality has improved due to continued improvement in economic conditions, enhancements in loan underwriting and oversight, as well as the addition of highly experienced commercial lending staff over the past year, both through the Highlands acquisition and new hires. Net charge-offs totaled $292,000 for the first quarter of 2013, compared to $359,000 for the first quarter of 2012.

Non-interest Income. Non-interest income decreased by $871,000, or 12.9%, to $5.9 million for the three months ended March 31, 2013, from $6.7 million for the three months ended March 31, 2012.

	Three Months Ended March 31,		Dollar	Percent
	2013	2012	Change	Change
	(Dollars in thousands)
Non-interest income
Service charges and fees	$4,291	$4,238	$53	1.3%
Other charges and fees	212	128	84	65.6
Net gain on sale of mortgage loans	—	2,232	(2,232)	(100.0)
Bank-owned life insurance income	162	109	53	48.6
Gain (loss) on sale of available for sale securities	(177)	—	(177)	N/M [1]
Gain (loss) on sale and disposition of assets	230	(81)	311	N/M [1]
Other	1,141	104	1,037	997.1
	$5,859	$6,730	$(871)	(12.9)%
¹ N/M - not meaningful

The decrease in non-interest income for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, was primarily attributable to a $2.2 million gain on the sale of mortgage loans in the 2012 period, with no comparable gain in the 2013 period due to the sale of VPM in the third quarter of 2012. This decrease was partially offset by a $1.0 million increase in other non-interest income, related to a $784,000 increase in the value of an equity investment in a community development-oriented private equity fund used for Community Reinvestment Act purposes in 2013, with no comparable gain in the 2012 period. Loss on sale and disposition of assets improved $311,000, primarily due to gains recognized in the 2013 period related to the early pay-offs of purchased credit impaired loans. The $177,000 loss on sale of available for sale securities was related to securities sold during the 2013 period because their increasing prepayment speeds were no longer consistent with portfolio requirements.
Non-interest Expense. Non-interest expense increased by $2.4 million, or 13.1%, to $20.9 million for the three months ended March 31, 2013, from $18.5 million for the three months ended March 31, 2012.

	Three Months Ended March 31,		Dollar	Percent
	2013	2012	Change	Change
	(Dollars in thousands)
Non-interest expense
Salaries and employee benefits	$12,915	$11,724	$1,191	10.2%
Acquisition costs	—	144	(144)	N/M [1]
Advertising	513	285	228	80.0
Occupancy and equipment	1,790	1,470	320	21.8
Outside professional services	684	483	201	41.6
Regulatory assessments	579	581	(2)	(0.3)
Data processing	1,518	1,245	273	21.9
Office operations	1,648	1,545	103	6.7
Other	1,226	975	251	25.7
	$20,873	$18,452	$2,421	13.1%
¹ N/M - not meaningful

The increase in non-interest expense for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, was primarily due to a $1.2 million increase in salary and benefits expense. During 2012, we added experienced staff through the Highlands acquisition, as well as new hires. This increase was partially offset by salary and benefits savings resulting from the sale of VPM. Compared to the three months ended March 31, 2012, occupancy and equipment expense increased primarily due to the impact of the Highlands acquisition, while data processing and advertising expense increased as we continue to improve our franchise by investing in marketing, branding awareness and technology.
Income Tax Expense. For the three months ended March 31 2013, we recognized income tax expense of $4.6 million on our pre-tax income, which was an effective tax rate of 36.2%, compared to income tax expense of $3.8 million, which was an effective tax rate of 35.0%, for the three months ended March 31, 2012. The increase in the effective tax rate was primarily due to various individually immaterial adjustments to income tax expense recorded during the period.
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

	Three Months Ended March 31,
	2013			2012
	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$839,155	$12,336	5.88%	$582,710	$9,054	6.22%
Commercial and industrial	283,547	3,274	4.62	69,519	908	5.22
One- to four- family real estate	371,674	4,868	5.24	371,257	4,711	5.08
Home equity/home improvement	133,291	1,824	5.47	140,754	1,955	5.56
Other consumer	57,164	834	5.84	50,635	776	6.13
Loans held for sale	738,234	7,242	3.92	661,688	6,916	4.18
Less: deferred fees and allowance for loan loss	(17,240)	—	—	(16,812)	—	—
Loans receivable [1]	2,405,825	30,378	5.05	1,859,751	24,320	5.23
Agency mortgage-backed securities	294,995	1,501	2.04	308,324	2,125	2.76
Agency collateralized mortgage obligations	288,958	881	1.22	552,215	2,308	1.67
Investment securities	55,126	495	3.59	56,813	498	3.51
FHLB and FRB stock	35,030	133	1.52	33,554	106	1.26
Interest-earning deposit accounts	54,096	31	0.23	33,809	19	0.22
Total interest-earning assets	3,134,030	33,419	4.27	2,844,466	29,376	4.13
Non-interest-earning assets	188,869			131,352
Total assets	$3,322,899			$2,975,818
Interest-bearing liabilities:
Interest-bearing demand	$465,385	470	0.40	$473,687	1,108	0.94
Savings and money market	877,690	588	0.27	759,590	486	0.26
Time	450,071	1,374	1.22	472,097	1,635	1.39
Borrowings	590,238	2,462	1.67	610,255	2,657	1.74
Total interest-bearing liabilities	2,383,384	4,894	0.82	2,315,629	5,886	1.02
Non-interest-bearing demand	367,217			213,220
Non-interest-bearing liabilities	44,340			35,920
Total liabilities	2,794,941			2,564,769
Total shareholders’ equity	527,958			411,049
Total liabilities and shareholders’ equity	$3,322,899			$2,975,818
Net interest income and margin		$28,525	3.64%		$23,490	3.30%
Net interest income and margin (tax-equivalent basis) [2]		$28,696	3.66%		$23,663	3.33%
Net interest rate spread			3.45%			3.11%
Net earning assets	$750,646			$528,837
Average interest-earning assets to average interest-bearing liabilities	131.49%			122.84%
[1]	Calculated net of deferred fees, loan discounts, loans in process and allowance for loan losses. Includes loans held for sale.
[2]
In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for 2013 and 2012. Tax-exempt investments and loans had an average balance of $51.9 million and $52.6 million for the three months ended March 31, 2013 and 2012, respectively.

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

	Three Months Ended March 31,
	2013 versus 2012
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$3,793	$(511)	$3,282
Commercial and industrial	2,483	(117)	2,366
One- to four- family real estate	5	152	157
Home equity/home improvement	(102)	(29)	(131)
Other consumer	97	(39)	58
Loans held for sale	768	(442)	326
Loans receivable	7,044	(986)	6,058
Agency mortgage-backed securities	(88)	(536)	(624)
Agency collateralized mortgage obligations	(910)	(517)	(1,427)
Investment securities	(15)	12	(3)
FHLB and FRB stock	5	22	27
Interest-earning deposit accounts	12	—	12
Total interest-earning assets	6,048	(2,005)	4,043
Interest-bearing liabilities:
Interest-bearing demand	(19)	(619)	(638)
Savings and money market	78	24	102
Time	(74)	(187)	(261)
Borrowings	(86)	(109)	(195)
Total interest bearing liabilities	(101)	(891)	(992)
Net interest income	$6,149	$(1,114)	$5,035

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
The Liquidity Committee monitors liquidity positions and projections, and adds liquidity contingency planning to the process by focusing on possible scenarios that would stress liquidity beyond the Bank's normal business liquidity needs. These scenarios may include macro economic and bank specific situations focusing on high probability-high impact, high probability-

low impact, low probability-high impact, and low probability-low impact stressors.
Management recognizes that the events and their severity of liquidity stress leading up to and occurring during a liquidity stress event cannot be precisely defined or listed. Nevertheless, management believes that liquidity stress events can be categorized into sources and uses of liquidity, and levels of severity, with responses that apply to various situations.
In addition to the primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of March 31, 2013, the Company had an additional borrowing capacity of $1.03 billion with the FHLB, which includes $558.9 million of the blanket lien on Warehouse Purchase Program loans. The FHLB is currently reviewing the eligibility of inclusion of Warehouse Purchase Program loans under the blanket lien due the risk-weighting change from 50% to 100%. Also, at March 31, 2013, the Company had $165.0 million in federal funds lines of credit available with other financial institutions. The Company may also use the discount window at the Federal Reserve Bank as a source of short-term funding. Federal Reserve Bank borrowing capacity varies based upon securities pledged to the discount window line. As of March 31, 2013, securities pledged had a collateral value of $95.2 million.
As of March 31, 2013, the Company had classified 48.9% of its securities portfolio as available for sale (including pledged securities), providing an additional source of liquidity. Management believes that because active markets exist and our securities portfolio is of high quality, our available for sale securities are marketable. Participations in loans we originate, including portions of commercial real estate loans, are sold to create another source of liquidity and to manage borrower concentration risk as well as interest rate risk.
Liquidity management is both a daily and long-term function of business management. Short term excess liquidity is generally placed in short-term investments, such as overnight deposits at the Federal Reserve Bank and correspondent banks. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities.
The Company on a stand-alone level is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. The Company's primary source of funds consists of the net proceeds retained by the Company from our initial public offering in 2006 and our “second-step” offering in July 2010. We also have the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At March 31, 2013, the Company (on an unconsolidated basis) had liquid assets of $47.5 million.
The Company uses its sources of funds primarily to meet its expenses, pay maturing deposits and fund withdrawals, and to fund loan commitments. Total approved loan commitments (including Warehouse Purchase Program commitments, unused lines of credit and letters of credit) amounted to $907.9 million and $500.2 million at March 31, 2013, and December 31, 2012, respectively. It is management's policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Company. Certificates of deposit scheduled to mature in one year or less at March 31, 2013 totaled $315.5 million with a weighted average rate of 1.22%.
During the three months ended March 31, 2013, cash and cash equivalents decreased by $16.2 million, or 23.6%, to $52.5 million as of March 31, 2013, from $68.7 million as of December 31, 2012. Cash used in investing activities of $40.5 million and cash used in financing activities of $292.5 million offset cash provided by operating activities of $316.8 million. Primary sources of cash for the three months ended March 31, 2013 included proceeds from the sale of loans held for sale of $3.73 billion (related to our Warehouse Purchase Program), maturities, prepayments and calls of available-for-sale securities of $126.3 million and proceeds from FHLB advances of $230.0 million. Primary uses of cash for the three months ended March 31, 2013, included loans originated or purchased for sale of $3.43 billion (related to our Warehouse Purchase Program), purchases of available-for-sale securities of $165.9 million and repayments on FHLB advances of $558.0 million.
Please see Item 1A (Risk Factors) under Part 1 of the Company's 2012 Form 10-K for information regarding liquidity risk.

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments

The following table presents our longer term, non-deposit related, contractual obligations and commitments to extend credit to our borrowers, in aggregate and by payment due dates (not including any interest amounts). In addition to the commitments below, the Company had overdraft protection available to its depositors in the amount of $80.8 million at March 31, 2013.

	March 31, 2013
	Less than One Year	One through Three Years	Four through Five Years	After Five Years	Total
	(Dollars in thousands)
Contractual obligations:
Deposits without a stated maturity	$1,763,599	$—	$—	$—	$1,763,599
Certificates of deposit	315,548	114,542	17,545	1,856	449,491
FHLB advances (gross of restructuring prepayment penalty of $2,937)	377,245	97,304	78,047	14,562	567,158
Repurchase agreement	—	—	—	25,000	25,000
Private equity fund for Community Reinvestment Act purposes	1,800	—	—	—	1,800
Operating leases (premises)	2,402	4,606	3,057	5,679	15,744
Total contractual obligations	$2,460,594	$216,452	$98,649	$47,097	$2,822,792
Off-balance sheet loan commitments: [1]
Unused commitments to extend credit	$300,367	$—	$—	$—	$300,367
Unused commitment on Warehouse Purchase Program loans	605,528	—	—	—	605,528
Letters of credit	2,042	—	—	—	2,042
Total loan commitments	$907,937	$—	$—	$—	$907,937
Total contractual obligations and loan commitments					$3,730,729
[1] Loans having no stated maturity are reported in the “Less than One Year” category.

Capital Resources

The Bank and the Company are subject to minimum capital requirements imposed by the OCC and the FRB. Consistent with our goal to operate a sound and profitable organization, our policy is for the Bank and the Company to maintain “well-capitalized” status under the capital categories of the OCC and the FRB. Based on capital levels at March 31, 2013, and December 31, 2012, the Bank and the Company were considered to be well-capitalized.

At March 31, 2013, the Bank's equity totaled $429.4 million. The Company's consolidated equity totaled $531.0 million, or 15.7% of total assets, at March 31, 2013. The March 2013 information reflects a risk weighting change from 50% to 100% on our Warehouse Purchase Program loans. In April 2013, the Federal Financial Institutions Examination Council issued Supplemental Instructions for the March 31, 2013 Call Report, which clarified the regulators' position on the risk-weighting of these types of loans.

	Actual		Required for Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2013	(Dollars in Thousands)
Total risk-based capital
the Company	$516,036	20.29%	$203,464	8.00%	254,331	10.00%
the Bank	414,419	16.30	203,376	8.00	254,221	10.00
Tier 1 risk-based capital
the Company	497,393	19.56	101,732	4.00	152,598	6.00
the Bank	395,777	15.57	101,688	4.00	152,532	6.00
Tier 1 leverage
the Company	497,393	15.16	131,207	4.00	164,008	5.00
the Bank	395,777	12.07	131,156	4.00	163,945	5.00

December 31, 2012
Total risk-based capital
the Company	$505,566	22.47%	$179,957	8.00%	$224,947	10.00%
the Bank	404,562	18.00	179,847	8.00	224,809	10.00
Tier 1 risk-based capital
the Company	487,515	21.67	89,979	4.00	134,968	6.00
the Bank	386,511	17.19	89,923	4.00	134,885	6.00
Tier 1 leverage
the Company	487,515	13.97	139,620	4.00	174,525	5.00
the Bank	386,511	11.08	139,595	4.00	174,493	5.00

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
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
As illustrated in the tables below, the Bank was within policy limits for all scenarios tested. The tables presented below, as of March 31, 2013, and December 31, 2012, are internal analyses of our interest rate risk as measured by changes in EVE and EAR for instantaneous, parallel, and sustained shifts for all market rates and yield curves, in 100 basis point increments, up 400 basis points and down 100 basis points.
As illustrated in the tables below, our EVE would be positively impacted by a parallel, instantaneous, and sustained increase in market rates. Such an increase in rates would positively impact EVE as a result of the duration of assets, including loans and investments, being shorter than the duration of liabilities, primarily deposit accounts and FHLB borrowings. As interest rates rise, the market value of FHLB borrowings and deposits decline more due to longer maturities and fixed rates. As illustrated in the table below at March 31, 2013, our EAR would be positively impacted by a parallel, instantaneous, and sustained increase in market rates of 200, 300, or 400 basis points. As market interest rates rise and variable loan rates move above their floors, the interest rate repricing of variable rate and maturing loans and securities increases net interest income.

March 31, 2013
Change in Interest Rates in Basis Points	Economic Value of Equity				Earnings at Risk (12 months)
	Estimated EVE	Estimated Increase / (Decrease) in EVE		EVE Ratio %	Estimated Net Interest Income	Increase / (Decrease) in Estimated Net Interest Income
	$ Amount	$ Change	% Change		$ Amount	$ Change	% Change
	(Dollars in thousands)
400	559,800	15,194	2.79	17.58	133,831	14,737	12.37
300	566,212	21,606	3.97	17.43	128,134	9,040	7.59
200	566,743	22,137	4.06	17.13	122,451	3,357	2.82
100	559,402	14,796	2.72	16.62	117,547	(1,547)	(1.30)
—	544,606	—	—	15.93	119,094	—	—
(100)	514,270	(30,336)	(5.57)	14.86	117,257	(1,837)	(1.54)

December 31, 2012
Change in Interest Rates in Basis Points	Economic Value of Equity				Earnings at Risk (12 months)
	Estimated EVE	Estimated Increase / (Decrease) in EVE		EVE Ratio %	Estimated Net Interest Income	Increase / (Decrease) in Estimated Net Interest Income
	$ Amount	$ Change	% Change		$ Amount	$ Change	% Change
	(Dollars in thousands)
400	534,416	18,473	3.58	15.40	140,514	11,608	9.01
300	541,071	25,128	4.87	15.31	134,215	5,309	4.12
200	541,636	25,693	4.98	15.07	127,916	(990)	(0.77)
100	534,009	18,066	3.50	14.62	125,333	(3,573)	(2.77)
—	515,943	—	—	13.94	128,906	—	—
(100)	493,055	(22,888)	(4.44)	13.15	127,524	(1,382)	(1.07)

The Bank's EVE was $544.6 million million, or 15.93%, of the market value of portfolio assets as of March 31, 2013, a $28.7 million increase from $515.9 million, or 13.94%, of the market value of portfolio assets as of December 31, 2012. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $22.1 million million increase in our EVE at March 31, 2013, compared to a $25.7 million million increase at December 31, 2012, and would result in a 120 basis point increase in our EVE ratio to 17.13% at March 31, 2013, as compared to a 113 basis point increase to 15.07% at December 31, 2012. An immediate 100 basis point decrease in market interest rates would result in a $30.3 million decrease in our EVE at March 31, 2013, compared to $22.9 million decrease at December 31, 2012, and would result in a 107 basis point decrease in our EVE ratio to 14.86% at March 31, 2013, as compared to a 79 basis point decrease in our EVE ratio to 13.15% at December 31, 2012.
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
The Bank's EAR for the twelve months beginning March 31, 2013 is measured at $119.1 million, compared to $128.9 million for the twelve months beginning December 31, 2012. Based on the assumptions utilized, an immediate 200 basis point increase in market rates would result in a $3.4 million, or 2.82%, increase in net interest income for the twelve months beginning March 31, 2013, compared to a $990,000, or 0.77%, decrease for the twelve months beginning December 31, 2012. An immediate 100 basis point decrease in market rates would result in a $1.8 million decrease in net interest income for the twelve months beginning March 31, 2013, compared to a $1.4 million decrease for the twelve months beginning December 31, 2012.
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

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2013. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company's internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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

PART II - OTHER INFORMATION

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

Item 1A.	Risk Factors

There have been no material changes from risk factors as previously disclosed in the Company's 2012 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not repurchase any of its common stock during the three months ended March 31, 2013.

Item 3.	Defaults upon Senior Securities
Not applicable

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits

Exhibit
Number	Description

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

10.5	2013 Executive Annual Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 6, 2013 (File No. 001-34737))

10.6
Resignation, Consulting, Noncompetition, Non-solicitation and Confidentiality Agreement and Release between the Registrant and Garold R. Base (incorporated herein by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K filed with the SEC on February 28, 2012 (File No. 001-34737)

Exhibit
Number	Description

10.7
Employment Agreement between the Registrant and ViewPoint Bank, N.A. and Kevin Hanigan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4 filed with the SEC on January 17, 2012 (File No. 333-179037))

10.8
Form of General Release between the Registrant and Mark E. Hord (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on July 5, 2012 (File No. 001-34737)

10.9
Form of General Release between the Registrant and James C. Parks (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on August 10, 2012 (File No. 001-34737)

10.10
Form of Severance Agreement between ViewPoint Bank and the following executive officers: Scott A. Almy, Charles D. Eikenberg and Thomas S. Swiley (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 1, 2012 (File No. 001-34737))

10.11
Form of Director's Agreement between the Registrant and James B. McCarley (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 6, 2013 (File No. 001-34737))

10.12
Form of Director's Agreement between the Registrant and Gary D. Basham (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 6, 2013 (File No. 001-34737))

10.13
Form of Director's Agreement between the Registrant and Jack D. Ersman (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 6, 2013 (File No. 001-34737))

10.14
Form of Director's Agreement between the Registrant and V. Keith Sockwell (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 6, 2013 (File No. 001-34737))

11	Statement regarding computation of per share earnings (See Note 2 of the Condensed Notes to Unaudited Consolidated Interim Financial Statements included in this Form 10-Q).

31.1	Rule 13a — 14(a)/15d — 14(a) Certification (Chief Executive Officer)

31.2	Rule 13a — 14(a)/15d — 14(a) Certification (Chief Financial Officer)

32	Section 1350 Certifications

101*
The following materials from the ViewPoint Financial Group, Inc. Annual Report on Form 10-Q for the quarter ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (vi) the Consolidated Statements of Cash Flows and (vii) related notes.

*
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
ViewPoint Financial Group, Inc.
(Registrant)

Date:	April 30, 2013	By:	/s/ Kevin J. Hanigan
Kevin J. Hanigan,
President and Chief Executive Officer
(Duly Authorized Officer)

Date:	April 30, 2013	By:	/s/ Pathie E. McKee
Pathie E. McKee,
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibits:

31.1	Certification of the Chief Executive Officer
31.2	Certification of the Chief Financial Officer
32.0	Section 1350 Certifications
101*
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Condensed Notes to Unaudited Consolidated Interim Financial Statements.*

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.