Form 10-Q
period 2013-06-30
ViewPoint Financial Group Inc.
filed 2013-07-30
CIK 1487052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class: Common Stock	Shares Outstanding as of July 29, 2013:
39,931,516

VIEWPOINT FINANCIAL GROUP, INC.
FORM 10-Q
June 30, 2013

PART 1 - FINANCIAL INFORMATION        Item 1. Financial Statements
VIEWPOINT FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30,	December 31,
	2013	2012
ASSETS	(unaudited)
Cash and due from financial institutions	$30,504	$34,227
Short-term interest-bearing deposits in other financial institutions	27,280	34,469
Total cash and cash equivalents	57,784	68,696
Securities available for sale, at fair value	287,834	287,034
Securities held to maturity (fair value: June 30, 2013 — $339,455, December 31, 2012— $376,153)	330,969	360,554
Loans held for sale	904,228	1,060,720
Loans held for investment (net of allowance for loan losses of $19,277 at June 30, 2013 and $18,051 at December 31, 2012)	1,816,025	1,673,204
FHLB and Federal Reserve Bank stock, at cost	41,475	45,025
Bank-owned life insurance	35,231	34,916
Foreclosed assets, net	557	1,901
Premises and equipment, net	52,865	53,160
Goodwill	29,650	29,650
Accrued interest receivable	10,099	9,900
Prepaid FDIC assessment	—	4,809
Other assets	27,767	33,489
Total assets	$3,594,484	$3,663,058
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand	$384,836	$357,800
Interest-bearing demand	464,262	488,748
Savings and money market	887,082	880,924
Time	453,000	450,334
Total deposits	2,189,180	2,177,806
FHLB advances (net of prepayment penalty of $2,681 at June 30, 2013 and $3,193 at December 31, 2012)	800,208	892,208
Repurchase agreement	25,000	25,000
Accrued interest payable	1,151	1,216
Other liabilities	45,511	45,957
Total liabilities	3,061,050	3,142,187
Commitments and contingent liabilities	—	—
Shareholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized; 0 shares issued — June 30, 2013 and December 31, 2012	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; 39,926,716 shares issued — June 30, 2013 and 39,612,911 shares issued — December 31, 2012	399	396
Additional paid-in capital	373,378	372,168
Retained earnings	176,569	164,328
Accumulated other comprehensive income, net	271	1,895
Unearned Employee Stock Ownership Plan (ESOP) shares; 1,825,942 shares at June 30, 2013 and 1,918,039 shares at December 31, 2012	(17,183)	(17,916)
Total shareholders’ equity	533,434	520,871
Total liabilities and shareholders’ equity	$3,594,484	$3,663,058

See accompanying notes to consolidated financial statements.

VIEWPOINT FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest and dividend income
Loans, including fees	$32,151	$30,290	$62,529	$54,610
Taxable securities	2,457	4,185	4,860	8,643
Nontaxable securities	529	473	1,003	946
Interest-bearing deposits in other financial institutions	25	38	56	57
FHLB and Federal Reserve Bank stock	134	141	267	247
	35,296	35,127	68,715	64,503
Interest expense
Deposits	2,450	3,247	4,882	6,476
FHLB advances	2,205	2,415	4,466	4,869
Repurchase agreement	203	251	404	454
Other borrowings	—	28	—	28
	4,858	5,941	9,752	11,827
Net interest income	30,438	29,186	58,963	52,676
Provision for loan losses	1,858	1,447	2,741	2,342
Net interest income after provision for loan losses	28,580	27,739	56,222	50,334
Non-interest income
Service charges and fees	4,768	4,827	9,059	9,065
Other charges and fees	179	165	391	293
Net gain on sale of mortgage loans	—	2,174	—	4,406
Bank-owned life insurance income	153	165	315	274
Gain (loss) on sale of available for sale securities (reclassified from accumulated other comprehensive income for unrealized gains (losses) on available-for-sale securities)	—	116	(177)	116
Gain (loss) on sale and disposition of assets	444	(56)	674	(137)
Impairment of goodwill	—	(818)	—	(818)
Other	199	1,940	1,340	2,044
	5,743	8,513	11,602	15,243
Non-interest expense
Salaries and employee benefits	12,528	14,110	25,443	25,834
Acquisition costs	—	3,741	—	3,885
Advertising	751	490	1,264	775
Occupancy and equipment	1,938	1,952	3,728	3,422
Outside professional services	570	691	1,254	1,174
Regulatory assessments	650	624	1,229	1,205
Data processing	1,729	1,617	3,247	2,862
Office operations	1,751	1,934	3,399	3,479
Other	1,786	1,164	3,012	2,139
	21,703	26,323	42,576	44,775
Income before income tax expense	12,620	9,929	25,248	20,802
Income tax expense (items reclassified from accumulated other comprehensive income include an income tax benefit of $62 for the six months ended June 30, 2013 and an income tax expense of $41 for both the three and six months ended June 30, 2012)	4,446	3,437	9,016	7,238
Net income	$8,174	$6,492	$16,232	$13,564
Earnings per share:
Basic	$0.21	$0.17	$0.43	$0.39
Diluted	$0.21	$0.17	$0.43	$0.39

See accompanying notes to consolidated financial statements.

VIEWPOINT FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$8,174	$6,492	$16,232	$13,564
Change in unrealized gains (losses) on securities available for sale	(3,031)	1,064	(2,705)	1,396
Reclassification of amount realized through sale of securities	—	(116)	177	(116)
Tax effect	1,063	(338)	904	(456)
Other comprehensive income (loss), net of tax	(1,968)	610	(1,624)	824
Comprehensive income	$6,206	$7,102	$14,608	$14,388

See accompanying notes to consolidated financial statements.

VIEWPOINT FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)
(Dollars in thousands, except per share data)

For the six months ended June 30, 2012	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income, Net	Total Shareholders’ Equity
Balance at January 1, 2012	$337	$279,473	$(19,383)	$144,535	$1,347	$406,309
ESOP shares earned (92,097 shares)	—	653	734	—	—	1,387
Share-based compensation expense	—	1,039	—	—	—	1,039
Net issuance of common stock under employee stock plans (58,621 shares)	1	714	—	—	—	715
Dividends declared ($0.12 per share)	—	—	—	(4,377)	—	(4,377)
Acquisition of Highlands Bancshares, Inc.	55	86,059	—	—	—	86,114
Net income	—	—	—	13,564	—	13,564
Other comprehensive income	—	—	—	—	824	824
Total comprehensive income						14,388
Balance at June 30, 2012	$393	$367,938	$(18,649)	$153,722	$2,171	$505,575

For the six months ended June 30, 2013
Balance at January 1, 2013	$396	$372,168	$(17,916)	$164,328	$1,895	$520,871
ESOP shares earned (92,097 shares)	—	1,124	733	—	—	1,857
Share-based compensation expense	—	1,422	—	—	—	1,422
Net issuance of common stock under employee stock plans (397,605 shares)	4	217	—	—	—	221
Share repurchase (83,800 shares)	(1)	(1,553)	—	—	—	(1,554)
Dividends declared ($0.10 per share)	—	—	—	(3,991)	—	(3,991)
Net income	—	—	—	16,232	—	16,232
Other comprehensive income	—	—	—	—	(1,624)	(1,624)
Total comprehensive income						14,608
Balance at June 30, 2013	$399	$373,378	$(17,183)	$176,569	$271	$533,434

See accompanying notes to consolidated financial statements

VIEWPOINT FINANCIAL GROUP, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net income	$16,232	$13,564
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	2,741	2,342
Depreciation and amortization	2,270	1,737
Deferred tax expense	188	2,406
Premium amortization and accretion of securities, net	3,356	2,723
Accretion related to acquired loans	(1,705)	(1,382)
(Gain) loss on sale of available for sale securities	177	(116)
ESOP compensation expense	1,857	1,387
Share-based compensation expense	1,422	1,039
Net gain on loans held for sale	—	(4,406)
Loans originated or purchased for sale	(7,710,481)	(6,420,681)
Proceeds from sale of loans held for sale	7,866,973	6,333,802
FHLB stock dividends	(60)	(58)
Bank-owned life insurance (BOLI) income	(315)	(274)
Gain (loss) on sale and disposition of assets	(674)	137
Impairment of goodwill	—	818
Net change in deferred loan fees	371	109
Net change in accrued interest receivable	(199)	909
Net change in other assets	10,230	(2,787)
Net change in other liabilities	393	1,138
Net cash provided by (used in) operating activities	192,776	(67,593)
Cash flows from investing activities
Available-for-sale securities:
Maturities, prepayments and calls	500,103	353,732
Purchases	(515,941)	(316,139)
Proceeds from sale of AFS securities	10,614	15,165
Held-to-maturity securities:
Maturities, prepayments and calls	59,917	68,600
Purchases	(31,969)	—
Net change in loans held for investment	(145,566)	(88,675)
Redemption (purchase) of FHLB and Federal Reserve Bank stock	3,610	(5,124)
Cash and cash equivalents acquired in acquisition of Highlands Bancshares, Inc.	—	98,469
Purchases of premises and equipment	(1,755)	(874)
Proceeds from sale of assets	3,249	2,106
Net cash provided by (used in) investing activities	(117,738)	127,260

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

Cash flows from financing activities
Net change in deposits	11,374	(112,549)
Proceeds from FHLB advances	600,000	601,000
Repayments on FHLB advances	(692,000)	(472,296)
Share repurchase	(1,554)	—
Repayments of other borrowings	—	(48,530)
Payment of dividends	(3,991)	(4,377)
Proceeds from stock option exercises	221	715
Net cash used in financing activities	(85,950)	(36,037)
Net change in cash and cash equivalents	(10,912)	23,630
Beginning cash and cash equivalents	68,696	46,348
Ending cash and cash equivalents	$57,784	$69,978
Supplemental cash flow information:
Interest paid	$9,817	$11,749
Income taxes paid	5,007	9,790
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	1,338	997
Net noncash liabilities assumed in stock acquisition of Highlands Bancshares, Inc.	—	12,355
See accompanying notes to consolidated financial statements.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying consolidated financial statements of ViewPoint Financial Group, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal and recurring adjustments which are considered necessary to fairly present the results for the interim periods presented have been included. Certain items in prior periods were reclassified to conform to the current presentation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2012 Annual Report on Form 10-K (“2012 Form 10-K”). Interim results are not necessarily indicative of results for a full year.
In preparing the financial statements, management is required to make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Company in preparation of its consolidated financial statements, refer to the 2012 Form 10-K.
The accompanying Unaudited Consolidated Interim Financial Statements include the accounts of the Company, whose business primarily consists of the operations of its wholly owned subsidiary, ViewPoint Bank, National Association (the “Bank”). Prior to its sale during the third quarter of 2012, the Bank's operations included its wholly owned subsidiary, ViewPoint Bankers Mortgage, Inc., doing business as ViewPoint Mortgage (“VPM”). The Bank's operations include the impact of the acquisition of Highlands Bancshares, Inc., which was completed on April 2, 2012. All significant intercompany transactions and balances are eliminated in consolidation.
NOTE 2 — EARNINGS PER COMMON SHARE
Basic earnings per common share is computed by dividing net income (which has been adjusted for distributed and undistributed earnings to participating securities) by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unvested restricted stock awards. Unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in ASC 260-10-45-60B. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock awards and options) were exercised or converted to common stock, or resulted in the issuance of common stock that then shared in the Company’s earnings. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unexercised stock options and unvested restricted stock awards. The dilutive effect of the unexercised stock options and unvested restricted stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. A reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation for the three and six months ended June 30, 2013 and 2012 is as follows:

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
NOTE 2 — EARNINGS PER COMMON SHARE (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic earnings per share:
Numerator:
Net income	$8,174	$6,492	$16,232	$13,564
Distributed and undistributed earnings to participating securities	(116)	(10)	(180)	(25)
Income available to common shareholders	$8,058	$6,482	$16,052	$13,539
Denominator:
Weighted average common shares outstanding	39,940,712	39,215,084	39,837,010	36,458,007
Less: Average unallocated ESOP shares	(1,856,135)	(2,040,330)	(1,879,030)	(2,063,354)
Average unvested restricted stock awards	(539,527)	(58,432)	(420,517)	(63,617)
Average shares for basic earnings per share	37,545,050	37,116,322	37,537,463	34,331,036
Basic earnings per common share	$0.21	$0.17	$0.43	$0.39
Diluted earnings per share:
Numerator:
Income available to common shareholders	$8,058	$6,482	$16,052	$13,539
Denominator:
Average shares for basic earnings per share	37,545,050	37,116,322	37,537,463	34,331,036
Dilutive effect of share-based compensation plan	147,463	119,891	147,231	118,598
Average shares for diluted earnings per share	37,692,513	37,236,213	37,684,694	34,449,634
Diluted earnings per common share	$0.21	$0.17	$0.43	0.39
Share awards excluded in the computation of diluted earnings per share because the exercise price was greater than the common stock average market price and were, therefore antidilutive	1,212,900	209,671	1,235,050	252,521

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 3 - SECURITIES

The fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss), net of tax, were as follows:

	Amortized	Gross Unrealized	Gross Unrealized
June 30, 2013	Cost	Gains	Losses	Fair Value
Agency residential mortgage-backed securities	$198,215	$1,670	$1,982	$197,903
Agency residential collateralized mortgage obligations	86,210	716	77	86,849
SBA pools	2,991	91	—	3,082
Total securities	$287,416	$2,477	$2,059	$287,834

	Amortized	Gross Unrealized	Gross Unrealized
December 31, 2012	Cost	Gains	Losses	Fair Value
Agency residential mortgage-backed securities	$164,023	$2,195	$118	$166,100
Agency residential collateralized mortgage obligations	116,723	996	233	117,486
SBA pools	3,342	106	—	3,448
Total securities	$284,088	$3,297	$351	$287,034
The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

	Amortized	Gross Unrealized	Gross Unrealized
June 30, 2013	Cost	Gains	Losses	Fair Value
Agency residential mortgage-backed securities	$95,230	$3,839	$79	$98,990
Agency commercial mortgage-backed securities	18,335	788	229	18,894
Agency residential collateralized mortgage obligations	148,006	2,972	65	150,913
Municipal bonds	69,398	2,711	1,451	70,658
Total securities	$330,969	$10,310	$1,824	$339,455

	Amortized	Gross Unrealized	Gross Unrealized
December 31, 2012	Cost	Gains	Losses	Fair Value
Agency residential mortgage-backed securities	$114,388	$6,324	$—	$120,712
Agency commercial mortgage-backed securities	9,243	1,303	—	10,546
Agency residential collateralized mortgage obligations	186,467	3,129	173	189,423
Municipal bonds	50,456	5,018	2	55,472
Total securities	$360,554	$15,774	$175	$376,153

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 3 — SECURITIES (Continued)

The carrying amount and fair value of held to maturity debt securities and the fair value of available for sale debt securities at June 30, 2013 by contractual maturity were as follows. Securities with contractual payments not due at a single maturity date, including mortgage backed securities and collateralized mortgage obligations, are shown separately.

			Available
	Held to maturity		for sale
	Carrying Amount	Fair Value	Fair Value
Due in one year or less	$1,494	$1,499	$—
Due after one to five years	6,681	7,103	3,082
Due after five to ten years	15,560	16,486	—
Due after ten years	45,663	45,570	—
Agency residential mortgage-backed securities	95,230	98,990	197,903
Agency commercial mortgage-backed securities	18,335	18,894	—
Agency residential collateralized mortgage obligations	148,006	150,913	86,849
Total	$330,969	$339,455	$287,834
Information regarding pledged securities is summarized below:

	June 30, 2013	December 31, 2012
Public fund certificates of deposit	$134,587	$134,846
Public fund demand deposit accounts	15,313	19,972
Commercial demand deposit accounts	3,441	4,318
Repurchase agreements	25,000	25,000
Federal Reserve Bank primary credit - collateral value	84,424	105,807
Carrying value of securities pledged on above funds	295,626	309,225
Sales activity of securities for the three month and six months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Proceeds	$—	$15,165	$10,614	$15,165
Gross gains	—	116	—	116
Gross losses	—	—	177	—

Gains and losses on the sale of securities classified as available for sale are recorded on the trade date using the specific-identification method.

Securities with unrealized losses at June 30, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

AFS	Less than 12 Months			12 Months or More			Total
June 30, 2013	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number
Agency residential mortgage-backed securities	$96,606	$1,982	27	$—	$—	—	$96,606	$1,982	27
Agency residential collateralized mortgage obligations	5,241	35	3	4,866	42	3	10,107	77	6
Total temporarily impaired	$101,847	$2,017	30	$4,866	$42	3	$106,713	$2,059	33

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 3 — SECURITIES (Continued)

HTM	Less than 12 Months			12 Months or More			Total
June 30, 2013	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number
Agency residential mortgage-backed securities	$3,750	$79	1	$—	$—	—	3,750	79	1
Agency commercial mortgage-backed securities	3,820	229	1	—	—	—	3,820	229	1
Agency residential collateralized mortgage obligations	10,519	29	3	2,535	36	3	13,054	65	6
Municipal bonds	18,071	1,451	30	—	—	—	18,071	1,451	30
Total temporarily impaired	$36,160	$1,788	35	$2,535	$36	3	$38,695	$1,824	38

AFS	Less than 12 Months			12 Months or More			Total
December 31, 2012	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number
Agency residential mortgage-backed securities	$24,462	$118	4	$—	$—	—	$24,462	$118	4
Agency residential collateralized mortgage obligations	2	—	1	16,912	233	6	16,914	233	7
Total temporarily impaired	$24,464	$118	5	$16,912	$233	6	$41,376	$351	11

HTM	Less than 12 Months			12 Months or More			Total
December 31, 2012	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number
Agency residential collateralized mortgage obligations	$19,311	$62	5	$4,972	$111	4	$24,283	$173	9
Municipal bonds	281	2	1	—	—	—	281	2	1
Total temporarily impaired	$19,592	$64	6	$4,972	$111	4	$24,564	$175	10
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

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 4 — LOANS

Loans consist of the following:

	June 30, 2013	December 31, 2012
Commercial real estate	$1,004,719	$839,908
Commercial and industrial loans:
Commercial	288,054	245,799
Warehouse lines of credit	24,977	32,726
Total commercial and industrial loans	313,031	278,525
Consumer:
Consumer real estate	465,055	513,256
Other consumer loans	52,382	59,080
Total consumer	517,437	572,336
Gross loans held for investment	1,835,187	1,690,769
Net of:
Deferred fees and discounts, net	115	486
Allowance for loan losses	(19,277)	(18,051)
Net loans held for investment	$1,816,025	$1,673,204
Loans held for sale	$904,228	$1,060,720

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 4 — LOANS (Continued)

Activity in the allowance for loan losses for the three and six months ended June 30, 2013 and 2012, segregated by portfolio segment and evaluation for impairment, was as follows. At June 30, 2013, $228 of the allowance for loan losses individually evaluated for impairment was allocated to purchase credit impaired ("PCI") loans, and at June 30, 2012, no portion of the allowance for loan losses individually evaluated for impairment was allocated to PCI loans.

June 30, 2013	Commercial Real Estate	Commercial and Industrial	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance - April 1, 2013	$10,905	$3,568	$3,599	$570	$18,642
Charge-offs	(716)	(124)	(326)	(228)	(1,394)
Recoveries	—	60	6	105	171
Provision expense (benefit)	421	1,235	218	(16)	1,858
Ending balance - June 30, 2013	$10,610	$4,739	$3,497	$431	$19,277

June 30, 2013	Commercial Real Estate	Commercial and Industrial	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance - January 1, 2013	$11,304	$2,574	$3,555	$618	$18,051
Charge-offs	(803)	(334)	(355)	(378)	(1,870)
Recoveries	—	98	12	245	355
Provision expense (benefit)	109	2,401	285	(54)	2,741
Ending balance - June 30, 2013	$10,610	$4,739	$3,497	$431	$19,277
Allowance ending balance:
Individually evaluated for impairment	$1,313	$1,736	$1,043	$32	$4,124
Collectively evaluated for impairment	9,297	3,003	2,454	399	15,153
Loans:
Individually evaluated for impairment	8,625	7,045	8,661	466	24,797
Collectively evaluated for impairment	990,268	304,916	455,254	51,727	1,802,165
PCI loans	5,826	1,070	1,140	189	8,225
Ending balance	$1,004,719	$313,031	$465,055	$52,382	$1,835,187

June 30, 2012	Commercial Real Estate	Commercial and Industrial	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance - April 1, 2012	$11,182	$2,164	$4,023	$654	$18,023
Charge-offs	—	(22)	(126)	(210)	(358)
Recoveries	—	12	6	99	117
Provision expense	736	213	359	139	1,447
Ending balance - June 30, 2012	$11,918	$2,367	$4,262	$682	$19,229

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 4 — LOANS (Continued)

June 30, 2012	Commercial Real Estate	Commercial and Industrial	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance - January 1, 2012	$10,621	$2,090	$4,070	$706	$17,487
Charge-offs	—	(237)	(210)	(407)	(854)
Recoveries	—	35	13	206	254
Provision expense	1,297	479	389	177	2,342
Ending balance - June 30, 2012	$11,918	$2,367	$4,262	$682	$19,229
Allowance ending balance:
Individually evaluated for impairment	$2,453	$135	$844	$10	$3,442
Collectively evaluated for impairment	9,465	2,232	3,418	672	15,787
Loans:
Individually evaluated for impairment	19,465	378	5,795	115	25,753
Collectively evaluated for impairment	733,347	194,334	572,359	62,149	1,562,189
PCI loans	7,797	2,959	1,479	379	12,614
Ending balance	$760,609	$197,671	$579,633	$62,643	$1,600,556

The allowance for loan losses and related provision expense are susceptible to change if the credit quality of our loan portfolio changes, which is evidenced by many factors, including but not limited to charge-offs and non-performing loan trends. Generally, consumer real estate lending has a lower credit risk profile compared to other consumer lending (such as automobile or personal line of credit loans). Commercial real estate and commercial and industrial lending, however, have higher credit risk profiles than consumer and one- to four- family residential real estate loans due to these loans being larger in amount and non-homogeneous in structure and term. Changes in economic conditions, the mix and size of the loan portfolio and individual borrower conditions can dramatically impact our level of allowance for loan losses in relatively short periods of time.
The allowance for loan losses is maintained to cover losses that are estimated in accordance with U.S. generally accepted accounting principles. It is our estimate of credit losses inherent in our loan portfolio at each balance sheet date. Our methodology for analyzing the allowance for loan losses consists of general and specific components. For the general component, we stratify the loan portfolio into homogeneous groups of loans that possess similar loss potential characteristics and apply a loss ratio to these groups of loans to estimate the credit losses in the loan portfolio. We use both historical loss ratios and qualitative loss factors assigned to major loan collateral types to establish loss allocations. The historical loss ratio is generally defined as a percentage of net annual loan losses to average loans outstanding utilizing a 24 month rolling average. Qualitative loss factors are based on management's judgment of company, market, industry or business specific data and external economic indicators, which may not yet be reflected in the historical loss ratios, and how this information could impact the Company's specific loan portfolios. The Allowance for Loan Loss Committee sets and adjusts qualitative loss factors by regularly reviewing changes in loan composition and the seasonality of specific portfolios. The Allowance for Loan Loss Committee also considers credit quality and trends relating to delinquency, non-performing and/or classified loans and bankruptcy within the Company's loan portfolio when evaluating qualitative loss factors. Additionally, the Allowance for Loan Loss Committee adjusts qualitative factors to account for the potential impact of external economic factors, including the unemployment rate, housing price, vacancy rates and inventory levels specific to our primary market area.
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

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 4 — LOANS (Continued)

For the specific component, the allowance for loan losses on individually analyzed impaired loans includes loans secured by mortgage and commercial and industrial loans where management has concerns about the borrower's ability to repay. Loss estimates include the negative difference, if any, between the current fair value of the collateral, or the estimated discounted cash flows, and the loan amount due.
Impaired loans at June 30, 2013, and December 31, 2012, were as follows 1:

June 30, 2013	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial real estate	$9,243	$936	$7,689	$8,625	$1,204
Commercial and industrial	9,200	1,296	5,749	7,045	1,650
Consumer:
Consumer real estate	8,897	6,148	2,513	8,661	1,012
Other consumer	484	—	466	466	30
Total	$27,824	$8,380	$16,417	$24,797	$3,896
December 31, 2012
Commercial real estate	$17,768	$4,383	$12,609	$16,992	$2,756
Commercial and industrial	7,632	3,284	2,325	5,609	630
Consumer:
Consumer real estate	8,672	5,291	3,198	8,489	960
Other consumer	338	28	301	329	23
Total	$34,410	$12,986	$18,433	$31,419	$4,369
1 Loans reported do not include PCI loans.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 4 — LOANS (Continued)

Income on impaired loans at June 30, 2013 and 2012 was as follows1:

June 30, 2013	Current Quarter Average Recorded Investment	Year-to-Date Average Recorded Investment	Current Quarter Interest Income Recognized	Year-to-date Interest Income Recognized
Commercial real estate	$13,340	$14,754	$62	$124
Commercial and industrial	6,924	6,366	3	6
Consumer:
Consumer real estate	8,517	8,567	19	33
Other consumer	433	406	—	—
Total	$29,214	$30,093	$84	$163
June 30, 2012
Commercial real estate	$19,018	$19,052	$43	$95
Commercial and industrial	371	455	1	1
Consumer:
Consumer real estate	6,238	6,307	9	31
Other consumer	126	145	—	—
Total	$25,753	$25,959	$53	$127
1 Loans reported do not include PCI loans.

Past due status is based on the contractual terms of the loan. A loan is moved to nonaccrual status in accordance with the Company's policy, typically after 90 days of non-payment. Loans that are past due 30 days or greater are considered delinquent. Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Other consumer loans (non-mortgage) are typically charged off no later than 120 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
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

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 4 — LOANS (Continued)

Loans past due over 90 days that were still accruing interest totaled $1,726 at June 30, 2013 and $593 at December 31, 2012, which consisted entirely of PCI loans. At June 30, 2013 and December 31, 2012, no PCI loans were considered non-performing loans. Purchased performing loans that were non-performing totaled $6,288 and $5,364 at June 30, 2013 and December 31, 2012, respectively. Those loans included $2,893 and $3,159 at June 30, 2013 and December 31, 2012, respectively, of commercial lines of credit that did not qualify for PCI accounting due to their revolving nature. Non-performing (nonaccrual) loans were as follows:

	June 30, 2013	December 31, 2012
Commercial real estate	$8,625	$13,609
Commercial and industrial	6,849	5,401
Consumer:
Consumer real estate	7,913	7,931
Other consumer	412	262
Total	$23,799	$27,203

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
The outstanding balances of troubled debt restructurings ("TDRs") are shown below:

	June 30, 2013	December 31, 2012
Nonaccrual TDRs(1)	$10,951	$13,760
Performing TDRs (2)	998	4,216
Total	$11,949	$17,976
Specific reserves on TDRs	$1,346	$2,643
Outstanding commitments to lend additional funds to borrowers with TDR loans	—	—

1 Nonaccrual TDR loans are included in the nonaccrual loan totals.
2 Performing TDR loans are loans that have been performing under the restructured terms for at least six months and the Company is accruing interest on these loans.

During the second quarter of 2013, two commercial real estate loans that were classified as substandard troubled debt restructurings were paid in full, resulting in the recovery of $480 of accumulated interest, as well as the recapture of $91 in allowance for loan losses that was previously allocated to these two loans. These transactions reduced troubled debt restructurings by $5,857 and reduced non-performing loans by $2,486.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 4 — LOANS (Continued)

The following tables provide the recorded balances of loans modified as a TDR during the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30, 2013				Three Months Ended June 30, 2012
	Principal Deferrals	Combination of Rate Reduction and Principal Deferral	Other	Total	Principal Deferrals	Combination of Rate Reduction and Principal Deferral	Other	Total
Commercial real estate	$62	$47	$—	$109	$—	$—	$—	$—
Consumer real estate	—	73	264	337	255	—	—	255
Other consumer	69	68	2	139	—	—	—	—
Total	$131	$188	$266	$585	$255	$—	$—	$255

	Six Months Ended June 30, 2013				Six Months Ended June 30, 2012
	Principal Deferrals	Combination of Rate Reduction and Principal Deferral	Other	Total	Principal Deferrals	Combination of Rate Reduction and Principal Deferral	Other	Total
Commercial real estate	$752	$47	$—	$799	$—	$—	$—	$—
Commercial and industrial	8	31	—	39	28	—	52	80
Consumer real estate	—	73	264	337	255	383	253	891
Other consumer	128	68	2	198	—	—	—	—
Total	$888	$219	$266	$1,373	$283	$383	$305	$971

TDRs modified within the last twelve months which experienced a subsequent default during the three and six months ended June 30, 2013 were $359 and $584 in consumer real estate loans. For the three and six months ended June 30, 2012, there were no subsequent payment defaults. A payment default is defined as a loan that was 90 days or more past due.

Below is an analysis of the age of recorded investment in loans that were past due at June 30, 2013 and December 31, 2012.

June 30, 2013	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Loans Past Due	Current Loans [1]	Total Loans
Commercial real estate	$2,393	$3,610	$1,633	$7,636	$997,083	$1,004,719
Commercial and industrial	1,272	529	4,148	5,949	307,082	313,031
Consumer loans:
Consumer real estate	601	2,335	3,577	6,513	458,542	465,055
Other consumer	260	120	60	440	51,942	52,382
Total	$4,526	$6,594	$9,418	$20,538	$1,814,649	$1,835,187

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 4 — LOANS (Continued)

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Loans Past Due	Current Loans [1]	Total Loans
Commercial real estate	$2,243	$1,182	$1,128	$4,553	$835,355	$839,908
Commercial and industrial	2,066	530	2,867	5,463	273,062	278,525
Consumer loans:
Consumer real estate	8,145	1,974	4,469	14,588	498,668	513,256
Other consumer	563	151	49	763	58,317	59,080
Total	$13,017	$3,837	$8,513	$25,367	$1,665,402	$1,690,769

1 Includes acquired PCI loans with a total carrying value of $4,243 and $11,206 at June 30, 2013 and December 31, 2012, respectively.
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
The recorded investment in loans by credit quality indicators at June 30, 2013 and December 31, 2012, was as follows.
Real Estate and Commercial and Industrial Credit Exposure
Credit Risk Profile by Internally Assigned Grade

June 30, 2013	Commercial Real Estate	Commercial and Industrial	Consumer Real Estate
Grade: [1]
Pass	$964,803	$291,632	$448,497
Special Mention	22,568	10,002	3,450
Substandard	16,452	11,397	8,923
Doubtful	896	—	4,185
Total	$1,004,719	$313,031	$465,055

December 31, 2012	Commercial Real Estate	Commercial and Industrial	Consumer Real Estate
Grade: [1]
Pass	$793,507	$264,528	$497,747
Special Mention	17,504	645	2,617
Substandard	27,669	13,227	8,942
Doubtful	1,228	125	3,950
Total	$839,908	$278,525	$513,256

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 4 — LOANS (Continued)

1 PCI loans are included in the substandard or doubtful categories. These categories are consistent with "substandard" categories as defined by regulatory authorities.
Consumer Other Credit Exposure
Credit Risk Profile Based on Payment Activity

	June 30, 2013	December 31, 2012
Performing	$51,970	$58,818
Non-performing	412	262
Total	$52,382	$59,080

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
Prior to the Company's sale of VPM in the third quarter of 2012, interest income on certain mortgage loans held for sale was recognized based on contractual rates and reflected in interest income on mortgage loans held for sale in the consolidated income statement. Net gains of $595 and $966 resulting from changes in fair value of these loans was recorded in mortgage income during the three and six months ended June 30, 2012. Those gains were offset by economic hedging losses in the amount of $531 and $742 for the same time periods.
Assets and Liabilities Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below. There were no liabilities measured at fair value on a recurring basis as of June 30, 2013 or December 31, 2012.

June 30, 2013	Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
Assets:
Agency residential mortgage-backed securities	$197,903
Agency residential collateralized mortgage obligations	86,849
SBA pools	3,082
Total securities available for sale	$287,834

December 31, 2012
Assets:
Agency residential mortgage-backed securities	$166,100
Agency residential collateralized mortgage obligations	117,486
SBA pools	3,448
Total securities available for sale	$287,034

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 5 - FAIR VALUE (Continued)

Assets and Liabilities Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below. There were no liabilities measured at fair value on a non-recurring basis as of June 30, 2013 or December 31, 2012.

		Fair Value Measurements Using
	June 30, 2013	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$12,521	$—	$12,521
Other real estate owned	553	124	429

		Fair Value Measurements Using
	December 31, 2012	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$14,064	$—	$14,064
Other real estate owned	1,886	416	1,470

Unobservable inputs used in nonrecurring Level 3 fair value measurements at June 30, 2013 and December 31, 2012, are summarized below:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value				Range (Average)
	June 30, 2013	December 31, 2012	Valuation Technique	Unobservable Input
Impaired loans	$11,925	$10,986	Third party appraisal	Discount of market value	0%-10% (7%)
				Estimated marketing costs	6%-9% (7%)
				Estimated legal expenses	$0-$7 ($2)
	596	3,078	Discounted cash flow analysis	Interest rate	5.4% (5.4%)
				Loan term (in months)	61 (61)
Other real estate owned	429	1,470	Third party appraisal	Discount of market value	8%-70% (18%)
				Estimated marketing costs	0%-7% (6%)
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
Activity for other real estate owned for the three and six months ended June 30, 2013 and 2012, and the related valuation allowances were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Beginning Balance	$1,505	$2,021	$1,886	$2,286
Transfers in at fair value	744	2,343	1,334	2,983
Change in valuation allowance	23	(17)	21	(97)
Sale of property (gross)	(1,719)	(1,052)	(2,688)	(1,877)
Ending Balance	$553	$3,295	$553	$3,295
Valuation allowance:
Beginning Balance	$59	$1,156	$57	$1,076
Sale of property	(93)	(9)	(125)	(24)
Valuation adjustment	70	26	104	121
Ending Balance	$36	$1,173	$36	$1,173

Carrying amount and fair value information of financial instruments at June 30, 2013 and at December 31, 2012, were as follows:

		Fair Value
June 30, 2013	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$57,784	$57,784	$—	$—
Securities available for sale	287,834	—	287,834	—
Securities held to maturity	330,969	—	339,455	—
Loans held for sale	904,228	—	—	904,697
Loans held for investment, net	1,816,025	—	—	1,848,787
FHLB and Federal Reserve Bank stock	41,475	N/A	N/A	N/A
Bank-owned life insurance	35,231	35,231	—	—
Accrued interest receivable	10,099	10,099	—	—
Financial liabilities
Deposits	2,189,180	—	—	2,086,424
FHLB advances	800,208	—	—	814,089
Repurchase agreement	25,000	—	—	27,634
Accrued interest payable	1,151	1,151	—	—

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
The methods and assumptions used to estimate fair value are described as follows:
Estimated fair value is the carrying amount for cash and cash equivalents, bank-owned life insurance and accrued interest receivable and payable. For loans, fair value is based on discounted cash flows using current market offering rates, estimated life, and applicable credit risk. For deposits and FHLB advances, fair value is calculated using the June 30, 2013 FHLB advance curve to discount cash flows for the estimated life for deposits and according to the contractual repayment schedule for FHLB advances. Fair value of the repurchase agreement is based on discounting the estimated cash flows using the current rate at which similar borrowings would be made with similar terms and remaining maturities. It was not practicable to determine the fair value of FHLB and Federal Reserve Bank stock due to restrictions on its transferability. The fair value of off-balance sheet items is based on the current fees or costs that would be charged to enter into or terminate such arrangements and are not considered significant to this presentation.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
NOTE 6 — SHARE-BASED COMPENSATION

Compensation cost charged to income for share-based compensation is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Restricted stock	$595	$606	$1,025	$831
Stock options	255	101	397	209
Income tax benefit	298	247	498	364

A combined summary of changes in the nonvested shares for the Company's stock plans follows:

	Six Months Ended June 30, 2013
	Shares	Weighted- Average Grant Date Fair Value
Non-vested at January 1	185,296	$17.60
Granted	389,000	20.64
Vested	(7,600)	14.32
Non-vested at June 30	566,696	$19.80

For restricted stock awards with time-based vesting conditions, the grant date fair value is based on the last sale price as quoted on the NASDAQ Stock Market on the grant date. For restricted stock awards with performance-based vesting conditions, the value of the award is based upon the closing stock price as quoted on the NASDAQ Stock Market on the date of vesting. Until the final value is determined on the vesting date, the Company estimates the fair value quarterly based upon the last sale price as quoted on the NASDAQ Stock Market on the last business day of each calendar quarter end. As of June 30, 2013, there was $9,804 of total unrecognized compensation expense related to non-vested shares awarded under the restricted stock portion of the Equity Incentive Plans. That expense is expected to be recognized over a weighted-average period of 3.50 years.

A summary of activity in the stock option portion of the plans as of June 30, 2013, is presented below:

		Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	Shares
Outstanding at December 31, 2012	500,049	$13.70	7.6	$3,619
Granted	804,500	20.33	10.0	—
Exercised	(8,605)	11.42	0.0	74
Forfeited	(5,170)	13.44	0.0	—
Outstanding at June 30, 2013	1,290,774	17.85	8.8	3,842
Fully vested and expected to vest	1,252,895	17.80	8.7	3,795
Exercisable at June 30, 2013	227,762	$12.47	5.8	$1,899

As of June 30, 2013, there was $5,252 of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over a weighted-average period of 4.36 years.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 7 — INCOME TAXES
A summary of the net deferred tax assets as of June 30, 2013 and December 31, 2012, is presented below:

	June 30, 2013	December 31, 2012
Net deferred tax assets	$14,453	$14,026

Estimated annual effective tax rate	34% to 35%

The actual effective tax rate for the three and six months ended June 30, 2013 is different than the estimated annual effective tax rate due to permanent book-tax differences.

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
The reportable segments are determined by the products and services offered, primarily distinguished between banking and VPM, our former mortgage banking subsidiary. Loans, investments and deposits generate the revenues in the banking segment; secondary marketing sales generated the revenue in the VPM segment. Segment performance is evaluated using segment profit (loss). Information reported internally for performance assessment for the three and six months ended June 30, 2012, was as follows. The Company had only one reportable segment (Banking) for the three and six months ended June 30, 2013.

Three Months Ended June 30, 2012	Banking	VPM	Eliminations and Adjustments[1]	Total Segments (Consolidated Total)
Results of Operations:
Total interest income	$35,117	$349	$(339)	$35,127
Total interest expense	6,105	339	(503)	5,941
Provision (benefit) for loan losses	1,463	(16)	—	1,447
Net interest income after provision for loan losses	27,549	26	164	27,739
Other revenue	6,596	(1,067)	810	6,339
Net gain (loss) on sale of loans	(368)	2,542	—	2,174
Total non-interest expense	22,504	2,718	1,101	26,323
Income (loss) before income tax expense (benefit)	11,273	(1,217)	(127)	9,929
Income tax expense (benefit)	4,141	(396)	(308)	3,437
Net income (loss)	$7,132	$(821)	$181	$6,492
Segment assets	$3,691,661	$43,073	$(41,878)	$3,692,856
Noncash items:
Net gain (loss) on sale of loans	(368)	2,542	—	2,174
Depreciation	964	63	—	1,027
Provision (benefit) for loan losses	1,463	(16)	—	1,447

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)
NOTE 8 — SEGMENT INFORMATION (Continued)

Six Months Ended June 30, 2012	Banking	VPM	Eliminations and Adjustments[1]	Total Segments (Consolidated Total)
Results of Operations:
Total interest income	$64,473	$759	$(729)	$64,503
Total interest expense	12,182	729	(1,084)	11,827
Provision (benefit) for loan losses	2,362	(20)	—	2,342
Net interest income after provision for loan losses	49,929	50	355	50,334
Other revenue	11,157	(1,067)	747	10,837
Net gain (loss) on sale of loans	(939)	5,345	—	4,406
Total non-interest expense	37,770	5,466	1,539	44,775
Income (loss) before income tax expense (benefit)	22,377	(1,138)	(437)	20,802
Income tax expense (benefit)	7,998	(369)	(391)	7,238
Net income (loss)	$14,379	$(769)	$(46)	$13,564
Segment assets	$3,691,661	$43,073	$(41,878)	$3,692,856
Noncash items:
Net gain (loss) on sale of loans	(939)	5,345	—	4,406
Depreciation	1,815	127	—	1,942
Provision (benefit) for loan losses	2,362	(20)	—	2,342
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
NOTE 10 — SUBSEQUENT EVENTS
The Company evaluated events from the date of the consolidated financial statements on June 30, 2013, through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q dated July 30, 2013. No additional events were identified requiring recognition in and/or disclosures in the consolidated financial statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Our principal business consists of attracting deposits from the general public and the business community and investing those funds, along with borrowed funds, in commercial real estate loans, secured and unsecured commercial and industrial loans, as well as permanent loans secured by first and second mortgages on owner-occupied, one- to four-family residences and consumer loans. Additionally, the Warehouse Purchase Program allows mortgage banking company customers to close one- to four-family real estate loans in their own name and manage its cash flow needs until the loans are sold to investors. We also offer brokerage services for the purchase and sale of non-deposit investment and insurance products through a third party brokerage arrangement. Our operating revenues are derived principally from interest earned on interest-earning assets including loans and investment securities and service charges and fees on deposits and other account services. Our primary sources of funds are deposits, FHLB advances and other borrowings, and payments received on loans and securities. We offer a variety of deposit accounts, generally including savings, money market, term certificate and demand accounts that provide a wide range of interest rates and terms.

Performance Highlights

•
Solid commercial loan growth continues, driving shift in earning asset revenue: Our commercial loan portfolio, consisting of commercial real estate and commercial and industrial loans, totaled $1.3 billion at June 30, 2013, up $199.3 million, or 17.8%, from December 31, 2012. Interest income on the commercial loan portfolio for the six months ended June 30, 2013 increased $5.7 million, or 27.8%, from the six months ended June 30, 2012, representing a shift in earning asset revenue. Commercial loans generated 48.8% of the Company's interest income earned during the six months ended June 30, 2013, compared to 37.7% of interest income earned during the six months ended June 30, 2012.

•
Net interest margin increased by ten basis points compared to the second quarter of 2012: Improvements in the earning asset mix and lower deposit and borrowing rates drove a ten basis point increase in the net interest margin to 3.72% for the three months ended June 30, 2013, compared to 3.62% for the same period in 2012. Compared to the six months ended June 30, 2012, the net interest margin increased by 21 basis points, from 3.47% for the six months ended June 30, 2012, to 3.68% for the six months ended June 30, 2013.

•
Asset quality improved, positively impacting earnings: During the second quarter of 2013, two commercial real estate loans that were classified as troubled debt restructurings were paid in full, resulting in the recovery of $480,000 of accumulated interest, as well as the recapture of $91,000 in allowance for loan losses that was previously allocated to these two loans. These transactions reduced troubled debt restructurings by $5.9 million, which includes a $2.5 million reduction in non-performing loans.

•
Increase in average balance of Warehouse Purchase Program loans led to $653,000 increase in interest income: The average balance of Warehouse Purchase Program loans for the six months ended June 30, 2013 totaled $747.0 million, up $96.9 million from $650.1 million for the six months ended June 30, 2012. (Loans held for sale for the six months ended June 30, 2012, included $21.3 million in loans held for sale from ViewPoint Mortgage ("VPM") prior to its sale in the third quarter of 2012.) This increase in average balances led interest income earned on loans held for sale to increase by $653,000 for the six months ended June 30, 2013, compared to the same period last year.

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
Allowance for Loan Loss. The allowance for loan losses and related provision expense are susceptible to change if the credit quality of our loan portfolio changes, which is evidenced by many factors, including but not limited to charge-offs and non-performing loan trends. Generally, consumer real estate lending, consisting of loans and lines of credit secured by one- to four-family residential properties, has a lower credit risk profile compared to other consumer lending (such as automobile or personal line of credit loans). Commercial real estate and commercial and industrial lending, however, have higher credit risk profiles than consumer loans due to these loans being larger in amount and non-homogeneous in structure and term. While management uses available information to recognize losses on loans, changes, in economic conditions, the mix and size of the loan portfolio and individual borrower conditions can dramatically impact our level of allowance for loan losses in relatively short periods of time. Management believes that the allowance for loan losses is maintained at a level that represents our best estimate of inherent credit losses in the loan portfolio as of June 30, 2013.

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
Other-than-Temporary Impairments. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis and more frequently when economic, market, or security specific concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than amortized cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. The Company conducts regular reviews of the bond agency ratings of securities and considers whether the securities were issued by or have principal and interest payments guaranteed by the federal government or its agencies. These reviews focus on the underlying rating of the issuer and also include the insurance rating of securities that have an insurance component or the guarantee rating of securities that have a guarantee component. The ratings and financial condition of the issuers are monitored, as well as the financial condition and ratings of the insurers.
Comparison of Financial Condition at June 30, 2013 and December 31, 2012
General. Total assets decreased by $68.6 million, or 1.9%, to $3.59 billion at June 30, 2013, from $3.66 billion at December 31, 2012, primarily due to a $156.5 million, or 14.8%, decrease in loans held for sale, a $54.9 million, or 9.6%, decline in consumer loans and a $28.8 million, or 4.4%, decrease in the securities portfolio. This decline was partially offset by an increase of $164.8 million, or 19.6%, in commercial real estate loans and a $34.5 million, or 12.4%, increase in commercial and industrial loans.
Loans. Gross loans (including $904.2 million in mortgage loans held for sale at June 30, 2013) decreased by $12.1 million, or 0.4%, to $2.74 billion at June 30, 2013, from $2.75 billion at December 31, 2012.

	June 30, 2013	December 31, 2012	Dollar Change	Percent Change
	(Dollars in thousands)

Commercial real estate	$1,004,719	$839,908	$164,811	19.62%

Commercial and industrial loans:
Commercial	288,054	245,799	42,255	17.19
Warehouse lines of credit	24,977	32,726	(7,749)	(23.68)
Total commercial and industrial loans	313,031	278,525	34,506	12.39

Consumer:
Consumer real estate	465,055	513,256	(48,201)	(9.39)
Other consumer	52,382	59,080	(6,698)	(11.34)
Total consumer loans	517,437	572,336	(54,899)	(9.59)

Gross loans held for investment	1,835,187	1,690,769	144,418	8.54

Loans held for sale	904,228	1,060,720	(156,492)	(14.75)

Gross loans	$2,739,415	$2,751,489	$(12,074)	(0.44)%

The areas of growth in our loan portfolio illustrate the advancement in our commercial banking strategy, as commercial loans (including commercial real estate and commercial and industrial) have increased a combined $199.3 million from December 31, 2012. The commercial real estate portfolio increased by $164.8 million, or 19.6%, to $1.0 billion at June 30, 2013, from $839.9 million at December 31, 2012. Our commercial real estate portfolio consists almost exclusively of loans secured by existing, multi-tenanted commercial real estate properties. 90% of our commercial real estate loan balances are secured by properties located in Texas. Commercial and industrial (“C&I”) loans increased by $34.5 million, or 12.4%, to $313.0 million at June 30, 2013, from $278.5 million at December 31, 2012. Oil and gas loans, which are included in our commercial and industrial loans, totaled $57.5 million at June 30, 2013. To further develop this line of business, in May 2013, the Company announced the formation of a new energy lending group. The Energy Finance group will focus on providing loans to private and public oil and gas companies throughout the United States, with an emphasis on reserve-based transactions for development drilling, capital expenditures against oil and gas reserves, and acquisitions of oil and gas reserves. The group's offerings will also include the Bank's full array of commercial services, including Treasury Management and Letters of Credit. Warehouse lines of credit in the C&I category decreased by $7.7 million, or 23.7%, from $32.7 million at December 31, 2012, to $25.0 million at June 30, 2013.

Loans held for sale decreased by $156.5 million, or 14.8%, to $904.2 million at June 30, 2013, from $1.06 billion at December 31, 2012, and consisted of Warehouse Purchase Program loans purchased for sale under our standard loan participation agreement. The Company purchases a 100% participation interest in the loans originated by our mortgage banking company customers, which are then held as one- to four- family mortgage loans held for sale on a short-term basis. The mortgage banking company has no obligation to offer and we have no obligation to purchase these participation interests. The mortgage banking company closes mortgage loans consistent with underwriting standards established by approved investors and once the loan closes, the participation interest is delivered by the Company to the investor selected by the originator and approved by the Company. Loans funded by the Warehouse Purchase Program during the second quarter of 2013 consisted of 60% conforming, 38% government and 2% Home Affordable Refinance Program (HARP) loans, and the number of Warehouse Purchase Program clients totaled 50 at June 30, 2013, compared to 43 at December 31, 2012 and 39 at June 30, 2012.

Consumer real estate loans decreased by $48.2 million, or 9.4%, to $465.1 million at June 30, 2013, from $513.3 million at December 31, 2012. The Company does not originate one- to four- family real estate loans due to the sale of ViewPoint Mortgage in the third quarter of 2012, but does periodically purchase these loans from correspondents on both a servicing retained and servicing released basis.
Allowance for Loan Losses. The allowance for loan losses is maintained to cover losses that are estimated in accordance with U.S. generally accepted accounting principles. It is our estimate of credit losses in our loan portfolio at each balance sheet date. Our methodology for analyzing the allowance for loan losses consists of general and specific components.
For the general component, we stratify the loan portfolio into homogeneous groups of loans that possess similar loss potential characteristics and apply a loss ratio to these groups of loans to estimate the credit losses in the loan portfolio. We use both historical loss ratios and qualitative loss factors assigned to major loan collateral types to establish loss allocations. The historical loss ratio is generally defined as an average percentage of net annual loan losses to loans outstanding. Qualitative loss factors are based on management's judgment of company, market, industry or business specific data and external economic indicators which may not yet be reflective in the historical loss ratios and how this information could impact the Company's specific loan portfolios. The Allowance for Loan Loss Committee sets and adjusts qualitative loss factors by reviewing changes in loan composition and the seasonality of specific portfolios. The Allowance for Loan Loss Committee also considers credit quality and trends relating to delinquency, non-performing and/or classified loans and bankruptcy within the Company's loan portfolio when evaluating qualitative loss factors. Additionally, the Allowance for Loan Loss Committee adjusts qualitative factors periodically to account for the potential impact of external economic factors, including the unemployment rate, housing price, vacancy rates and inventory levels specific to our primary market area.
For the specific component, the allowance for loan losses on individually analyzed impaired loans includes commercial and industrial and one- to four-family and commercial real estate loans where management has concerns about the borrower's ability to repay. Loss estimates include the negative difference, if any, between the current fair value of the collateral, or the estimated discounted cash flows, and the loan amount due.
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

A modified loan is considered a troubled debt restructuring (“TDR”) when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower or collateral with similar credit risk characteristics. Modifications to loan terms may include a modification of the contractual interest rate to a below-market rate (even if the modified rate is higher than the original rate), forgiveness of accrued interest, forgiveness of a portion of principal, an extended repayment period or a deed in lieu of foreclosure or other transfer of assets other than cash to fully or partially satisfy a debt. The Company's policy is to place all TDRs on nonaccrual for a minimum period of six months. Loans qualify for a return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months and the collection of principal and interest under the revised terms is deemed probable. At June 30, 2013, of our $11.9 million in TDRs, $1.0 million were accruing interest and $11.0 million were classified as nonaccrual. Nonaccrual TDRs included $8.2 million attributable to five commercial real estate loans, $4.8 million of which were performing in accordance with their restructured terms at June 30, 2013. During the second quarter of 2013, two commercial real estate loans that were classified as troubled debt restructurings were paid in full, resulting in the recovery of $480,000 of accumulated interest, as well as the recapture of $91,000 in allowance for loan losses that was previously allocated to these two loans. These transactions reduced troubled debt restructurings by $5.9 million, which includes a $2.5 million reduction in non-performing loans.
Non-performing loans to total loans at June 30, 2013, was 1.30%, compared to 1.61% at December 31, 2012. Non-performing loans decreased by $3.4 million to $23.8 million at June 30, 2013, from $27.2 million at December 31, 2012. This decrease was primarily due to a $2.5 million decrease in commercial real estate non-performing loans attributable to one of the loans paid in full described above, as well as a $1.8 million decrease in commercial real estate non-performing loans as a result of two loans being charged-off during the second quarter of 2013. These two charged-off loans had $941,000 of reserves allocated to them, which resulted in a net reduction of reserves totaling $225,000.
Our allowance for loan losses at June 30, 2013, was $19.3 million, or 1.05% of total loans, compared to $18.1 million, or 1.07% of total loans, at December 31, 2012. Our allowance for loan losses to non-performing loans was 81.00% at June 30, 2013, compared to 66.36% as of December 31, 2012.
Other Loans of Concern. The Company has other potential problem loans that are currently performing and do not meet the criteria for impairment, but where some concern exists. These possible credit problems may result in the future inclusion of these items in the non-performing asset categories. These loans consist of residential and commercial real estate and commercial and industrial loans that are classified as “special mention,” meaning that these loans have potential weaknesses that deserve management's close attention. These loans are not adversely classified according to regulatory classifications and do not expose the Company to sufficient risk to warrant adverse classification. These loans have been considered in management's determination of our allowance for loan losses. As of June 30, 2013, there was an aggregate of $35.5 million of these potential problem loans, an increase of $14.7 million from the $20.8 million reported at December 31, 2012.
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
We regularly review the assets in our portfolio to determine whether any assets require classification. The total amount of assets classified represented 8.1% of our equity capital and 1.2% of our total assets at June 30, 2013, compared to 11.1% of our equity capital and 1.6% of our total assets at December 31, 2012. The aggregate amount of classified assets at the dates indicated was as follows:

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Doubtful	$5,101	$5,334
Substandard	37,478	50,351
Total classified loans	42,579	55,685
Foreclosed assets	557	1,901
Total classified assets	$43,136	$57,586

Securities. Our securities portfolio decreased by $28.8 million, or 4.4%, to $618.8 million at June 30, 2013, from $647.6 million at December 31, 2012. The decrease in our securities portfolio primarily resulted from paydowns and maturities totaling $560.0 million and sales of $10.6 million, which were partially offset by purchases totaling $547.9 million. The majority of these purchases were done for tax strategy purposes. The securities were sold as their increasing prepayment speeds were no longer consistent with portfolio requirements.
Deposits. Total deposits increased by $11.4 million, or 0.5%, to $2.19 billion at June 30, 2013, from $2.18 billion at December 31, 2012.

	June 30, 2013	December 31, 2012	Dollar Change	Percent Change
	(Dollars in thousands)
Non-interest-bearing demand	$384,836	$357,800	$27,036	7.6%
Interest-bearing demand	464,262	488,748	(24,486)	(5.0)
Savings and money market	887,082	880,924	6,158	0.7
Time	453,000	450,334	2,666	0.6
Total deposits	$2,189,180	$2,177,806	$11,374	0.5%

The increase in deposits was primarily due to a $27.0 million increase in non-interest-bearing demand deposits compared to December 31, 2012, which was driven by higher balances in commercial and Warehouse Purchase Program checking products, and a $6.2 million increase in savings and money market deposits. These increases were partially offset by a $24.5 million decline in interest-bearing demand deposits. Time deposits increased slightly compared to December 31, 2012, increasing by $2.7 million.
Borrowings. FHLB advances, net of a $2.7 million restructuring prepayment penalty, decreased by $92.0 million, or 10.3%, to $800.2 million at June 30, 2013, from $892.2 million at December 31, 2012. The outstanding balance of FHLB advances decreased due to a lower Warehouse Purchase Program balance at June 30, 2013, of which a portion was strategically funded with short term advances. At June 30, 2013, the Company was eligible to borrow an additional $220.4 million from the FHLB. Additionally, the Company has six available federal funds lines of credit with other financial institutions totaling $165.0 million and was eligible to borrow $84.4 million from the Federal Reserve Bank discount window. In addition to FHLB advances, at June 30, 2013, the Company had a $25.0 million outstanding repurchase agreement with Credit Suisse.
The below table shows FHLB advances by maturity and weighted average rate at June 30, 2013:

	Balance	Weighted Average Rate
	(Dollars in thousands)
Less than 90 days	$604,297	0.16%
90 days to less than one year	13,063	4.47
One to three years	96,343	3.34
After three to five years	78,245	2.91
After five years	10,941	5.02
	802,889	0.94%
Restructuring prepayment penalty	(2,681)
Total	$800,208
Shareholders’ Equity. Total shareholders' equity increased by $12.6 million, or 2.4%, to $533.4 million at June 30, 2013, from $520.9 million at December 31, 2012.

	June 30, 2013	December 31, 2012	Dollar Change	Percent Change
	(Dollars in thousands)
Common stock	$399	$396	$3	0.8%
Additional paid-in capital	373,378	372,168	1,210	0.3
Retained earnings	176,569	164,328	12,241	7.4
Accumulated other comprehensive income, net	271	1,895	(1,624)	(85.7)
Unearned ESOP shares	(17,183)	(17,916)	733	(4.1)
Total shareholders’ equity	$533,434	$520,871	$12,563	2.4%
Retained earnings were increased by net income of $16.2 million recognized during the six months ended June 30, 2013. The increase due to net income was partially offset by the payment of a dividend of $0.10 per common share paid in the second quarter. This dividend reduced retained earnings by $4.0 million for the six months ended June 30, 2013. Additionally, during the six months ended June 30, 2013, the Company repurchased 83,800 shares of its common stock, resulting in a $1.6 million reduction in equity.
Comparison of Results of Operation for the Three Months Ended June 30, 2013 and 2012

General. Net income for the three months ended June 30, 2013 was $8.2 million, an increase of $1.7 million, or 25.9%, from net income of $6.5 million for the three months ended June 30, 2012. The increase in net income was driven by an increase in net interest income of $1.3 million and a $4.6 million decrease in non-interest expense, which was partially offset by a $2.8 million decrease in non-interest income and a $411,000 increase in provision for loan losses. Basic and diluted earnings per share for the three months ended June 30, 2013, were $0.21, a $0.04 increase from $0.17 for the three months ended June 30, 2012.

Interest Income. Interest income increased by $169,000, or 0.5%, to $35.3 million for the three months ended June 30, 2013 from $35.1 million for the three months ended June 30, 2012.

	Three Months Ended June 30,		Dollar	Percent
	2013	2012	Change	Change
	(Dollars in thousands)
Interest and dividend income
Loans, including fees	$32,151	$30,290	$1,861	6.1%
Securities	2,986	4,658	(1,672)	(35.9)
Interest-bearing deposits in other financial institutions	25	38	(13)	(34.2)
FHLB and Federal Reserve Bank stock	134	141	(7)	(5.0)
	$35,296	$35,127	$169	0.5%

The increase in interest income for the three months ended June 30, 2013, compared to the same period in 2012, was primarily due to a $1.9 million, or 6.1%, increase in interest income on loans. The average balance of commercial real estate loans increased by $236.9 million for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, driving the $2.5 million increase in interest income earned on this portfolio. The average balance of C&I loans for the three months ended June 30, 2013, increased by $130.6 million from the same period in 2012, leading to $1.1 million of increased interest income earned on C&I loans. Additionally, the average balance of loans held for sale increased by $74.5 million for the comparable periods ended June 30, 2013 and 2012, leading to a $326,000 increase in interest income earned on loans held for sale.

These increases were partially offset by a $1.7 million, or 35.9%, decline in interest earned on securities, which resulted primarily from the sale of securities and normal paydowns, as well as a reduction in the yield on securities. Overall, the yield on interest-earning assets decreased by four basis points, to 4.32% for the three months ended June 30, 2013, from 4.36% for the three months ended June 30, 2012, as loan yields declined in all categories during the three months ended June 30, 2013, compared to the same period in 2012 .

    Interest Expense. Interest expense decreased by $1.1 million, or 18.2%, to $4.9 million for the three months ended June 30, 2013, from $5.9 million for the three months ended June 30, 2012.

	Three Months Ended June 30,		Dollar	Percent
	2013	2012	Change	Change
	(Dollars in thousands)
Interest expense
Deposits	$2,450	$3,247	$(797)	(24.5)%
FHLB advances	2,205	2,415	(210)	(8.7)
Repurchase agreement	203	251	(48)	(19.1)
Other borrowings	—	28	(28)	(100.0)
	$4,858	$5,941	$(1,083)	(18.2)%

The decrease was primarily caused by a $797,000, or 24.5%, decrease in the interest expense paid on deposits. The average rate paid on interest-bearing demand deposits declined by 43 basis points to 0.41% for the three months ended June 30, 2013, from 0.84% for the three months ended June 30, 2012, which primarily resulted in the $595,000 decrease in interest expense paid on interest-bearing demand deposits. Additionally, interest expense on time accounts decreased by $166,000, resulting from a $78.8 million decline in the average balance of time accounts during the three months ended June 30, 2013, compared to the same period in 2012, partially offset by a six basis point increase in the average rate for the comparable periods. The decrease in interest expense primarily reflects lower deposit and borrowing rates, as well as a decline in the average balance of interest-bearing liabilities for the three months ended June 30, 2013, compared to the same period in 2012.

Net Interest Income. Net interest income increased by $1.3 million, or 4.3%, to $30.4 million for the three months ended June 30, 2013, from $29.2 million for the three months ended June 30, 2012. The net interest margin increased ten basis points to 3.72% for the three months ended June 30, 2013, from 3.62% for the same period last year. The net interest rate spread also increased ten basis points to 3.53% for the three months ended June 30, 2013, from 3.43% for the same period last year. The increases in the net interest margin and spread were primarily attributable to changes in the earning asset mix, as we shifted assets into higher-yielding commercial loans and away from lower-yielding securities, as well as lower deposit and borrowing rates. Additionally, the net interest margin for the three months ended June 30, 2013, was positively impacted by a $480,000 interest recovery on two commercial real estate loans that were paid in full during the second quarter of 2013. Accretion of interest related to the Highlands acquisition contributed nine basis points to the net interest margin for the three months ended June 30, 2013.

Provision for Loan Losses. The provision for loan losses was $1.9 million for the three months ended June 30, 2013, an increase of $411,000, or 28.4%, from $1.4 million for the three months ended June 30, 2012. Net charge-offs totaled $1.2 million for the three months ended June 30, 2013, compared to $241,000 for the three months ended June 30, 2012. Charge-offs for the second quarter of 2013 included charge-offs related to two commercial real estate loans that totaled $716,000, which settled the remaining balance of the loans. These two loans previously had $941,000 of reserves allocated, which resulted in a net reduction of reserves totaling $225,000. Provision expense for the three months ended June 30, 2013, compared to the same period in 2012, increased primarily due to growth in commercial loan production.

Non-interest Income. Non-interest income decreased by $2.8 million, or 32.5%, to $5.7 million for the three months ended June 30, 2013, from $8.5 million for the three months ended June 30, 2012.

	Three Months Ended June 30,		Dollar	Percent
	2013	2012	Change	Change
	(Dollars in thousands)
Non-interest income
Service charges and fees	$4,768	$4,827	$(59)	(1.2)%
Other charges and fees	179	165	14	8.5
Net gain on sale of mortgage loans	—	2,174	(2,174)	(100.0)
Bank-owned life insurance income	153	165	(12)	(7.3)
Gain (loss) on sale of available for sale securities	—	116	(116)	(100.0)
Gain (loss) on sale and disposition of assets	444	(56)	500	N/M [1]
Impairment of goodwill	—	(818)	818	(100.0)
Other	199	1,940	(1,741)	(89.7)
	$5,743	$8,513	$(2,770)	(32.5)%
¹ N/M - not meaningful

The decrease in non-interest income for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, was primarily attributable to a $2.2 million gain on the sale of mortgage loans and a $1.8 million increase in the value of an investment in a community development-oriented private equity fund used for Community Reinvestment Act purposes recorded in 2012 with no comparable gains in the 2013 period. These gains were offset by an $818,000 goodwill impairment charge recorded in the second quarter of 2012 due to the sale of ViewPoint Mortgage ("VPM"), which closed in the third quarter of 2012. Also, offsetting the decline in non-interest income was a $500,000 increase in gain on sale and disposition of assets for the three months ended June 30, 2013, compared to the same period last year, primarily due to gains on the disposition of purchased credit impaired loans (acquired from Highlands) during the second quarter of 2013, as well as write-offs of VPM assets recorded during the second quarter of 2012.

Non-interest Expense. Non-interest expense decreased by $4.6 million, or 17.6%, to $21.7 million for the three months ended June 30, 2013, from $26.3 million for the three months ended June 30, 2012.

	Three Months Ended June 30,		Dollar	Percent
	2013	2012	Change	Change
	(Dollars in thousands)
Non-interest expense
Salaries and employee benefits	$12,528	$14,110	$(1,582)	(11.2)%
Acquisition costs	—	3,741	(3,741)	(100.0)
Advertising	751	490	261	53.3
Occupancy and equipment	1,938	1,952	(14)	(0.7)
Outside professional services	570	691	(121)	(17.5)
Regulatory assessments	650	624	26	4.2
Data processing	1,729	1,617	112	6.9
Office operations	1,751	1,934	(183)	(9.5)
Other	1,786	1,164	622	53.4
	$21,703	$26,323	$(4,620)	(17.6)%

The decrease in non-interest expense for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, was primarily due to acquisition costs of $3.7 million reflected in the quarter ended June 30, 2012 with no comparable expense recorded in the same period in 2013, and a $1.6 million decrease in salary and benefits expense primarily due to savings resulting from the sale of VPM, as well as severance costs incurred during the second quarter of 2012 due to the Highlands acquisition and the sale of VPM. These decreases were partially offset by $400,000 in director retirement payments made during the second quarter of 2013, which are reflected in other non-interest expense. Additionally, the increases in advertising and data processing expense for the three months ended June 30, 2013, compared to the same period in 2012, were incurred as the Company continues to make investments in its infrastructure to support its commercial banking strategy.
Income Tax Expense. For the three months ended June 30, 2013, we recognized income tax expense of $4.4 million on our pre-tax income, which was an effective tax rate of 35.2%, compared to income tax expense of $3.4 million, which was an effective tax rate of 34.6%, for the three months ended June 30, 2012. The increase in the effective tax rate was primarily due to permanent book-tax differences.
Comparison of Results of Operation for the Six Months Ended June 30, 2013 and 2012

General. Net income for the six months ended June 30, 2013 was $16.2 million, an increase of $2.7 million, or 19.7%, from net income of $13.6 million for the six months ended June 30, 2012. The increase in net income was driven by an increase in net interest income of $6.3 million and a $2.2 million decrease in non-interest expense. These increases were partially offset by a $3.6 million decrease in non-interest income and a $399,000 increase in the provision for loan losses. Basic and diluted earnings per share for the six months ended June 30, 2013, were $0.43, a $0.04 increase from $0.39 for the six months ended June 30, 2012.

Interest Income. Interest income increased by $4.2 million, or 6.5%, to $68.7 million for the six months ended June 30, 2013 from $64.5 million for the six months ended June 30, 2012.

	Six Months Ended June 30,		Dollar	Percent
	2013	2012	Change	Change
	(Dollars in thousands)
Interest and dividend income
Loans, including fees	$62,529	$54,610	$7,919	14.5%
Securities	5,863	9,589	(3,726)	(38.9)
Interest-bearing deposits in other financial institutions	56	57	(1)	(1.8)
FHLB and Federal Reserve Bank stock	267	247	20	8.1
	$68,715	$64,503	$4,212	6.5%

The increase in interest income for the six months ended June 30, 2013, compared to the same period in 2012, was primarily due to a $7.9 million, or 14.5%, increase in interest income on loans. The average balance of commercial real estate loans increased by $247.0 million for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, driving the $5.7 million increase in interest income earned on this portfolio. The average balance of C&I loans for the six months ended June 30, 2013, increased by $172.4 million from the same period in 2012, leading to $3.5 million of increased interest income earned on C&I loans. Additionally, the average balance of loans held for sale increased by $75.6 million for the comparable periods ended June 30, 2013 and 2012, leading to a $653,000 increase in interest income earned on loans held for sale.

These increases were partially offset by a $3.7 million, or 38.9%, decline in interest earned on securities, which resulted primarily from the sale of securities and normal paydowns, as well as a reduction in the yield on securities. Overall, the yield on interest-earning assets increased by four basis points to 4.29% for the six months ended June 30, 2013, from 4.25% for the six months ended June 30, 2012, as a result of the shift of funds from lower yielding securities to higher yielding loans.

    Interest Expense. Interest expense decreased by $2.1 million, or 17.5%, to $9.8 million for the six months ended June 30, 2013, from $11.8 million for the six months ended June 30, 2012.

	Six Months Ended June 30,		Dollar	Percent
	2013	2012	Change	Change
	(Dollars in thousands)
Interest expense
Deposits	$4,882	$6,476	$(1,594)	(24.6)%
FHLB advances	4,466	4,869	(403)	(8.3)
Repurchase agreement	404	454	(50)	(11.0)
Other borrowings	—	28	(28)	N/M1
	$9,752	$11,827	$(2,075)	(17.5)%
¹ N/M - not meaningful

The decrease was primarily caused by a $1.6 million, or 24.6%, decrease in the interest expense paid on deposits. The average rate paid on interest-bearing demand deposits declined by 49 basis points to 0.40% for the six months ended June 30, 2013, from 0.89% for the six months ended June 30, 2012, which primarily resulted in the $1.2 million decrease in interest expense paid on interest-bearing demand deposits. Additionally, interest expense on time accounts decreased by $427,000, resulting from a $50.4 million decline in the average balance during the six months ended June 30, 2013, compared to the same period in 2012, and a five basis point decline in the average rate for the comparable period. The decrease in interest expense primarily reflects lower deposit and borrowing rates, as well as a decline in the average balance of interest-bearing liabilities for the six months ended June 30, 2013, compared to the same period in 2012.

Net Interest Income. Net interest income increased by $6.3 million, or 11.9%, to $59.0 million for the six months ended June 30, 2013, from $52.7 million for the six months ended June 30, 2012. The net interest margin increased 21 basis points to 3.68% for the six months ended June 30, 2013, from 3.47% for the same period last year. The net interest rate spread increased 21 basis points to 3.49% for the six months ended June 30, 2013, from 3.28% for the same period last year. The increases in the net interest margin and spread were primarily attributable to changes in the earning asset mix, as we shifted assets into higher-yielding commercial loans and away from lower-yielding securities, as well as lower deposit and borrowing rates. Accretion of interest related to the Highlands acquisition contributed ten basis points to the net interest margin for the six months ended June 30, 2013.

Provision for Loan Losses. The provision for loan losses was $2.7 million for the six months ended June 30, 2013, an increase of $399,000, or 17.0%, from $2.3 million for the six months ended June 30, 2012. Net charge-offs totaled $1.5 million for the six months ended June 30, 2013, compared to $600,000 for the six months ended June 30, 2012. Charge-offs for the second quarter of 2013 included charge-offs related to two commercial real estate loans that totaled $716,000, which settled the remaining balance of the loans. These two loans previously had $941,000 of reserves allocated, which resulted in a net reduction of reserves totaling $225,000. Provision expense for the six months ended June 30, 2013, compared to the same period in 2012, increased primarily due to growth in commercial loan production.

Non-interest Income. Non-interest income decreased by $3.6 million, or 23.9%, to $11.6 million for the six months ended June 30, 2013, from $15.2 million for the six months ended June 30, 2012.

	Six Months Ended June 30,		Dollar	Percent
	2013	2012	Change	Change
	(Dollars in thousands)
Non-interest income
Service charges and fees	$9,059	$9,065	$(6)	(0.1)%
Other charges and fees	391	293	98	33.4
Net gain on sale of mortgage loans	—	4,406	(4,406)	N/M [1]
Bank-owned life insurance income	315	274	41	15.0
Gain (loss) on sale of available for sale securities	(177)	116	(293)	N/M [1]
Gain (loss) on sale and disposition of assets	674	(137)	811	N/M [1]
Impairment of goodwill	—	(818)	818	N/M [1]
Other	1,340	2,044	(704)	(34.4)
	$11,602	$15,243	$(3,641)	(23.9)%
¹ N/M - not meaningful

The decrease in non-interest income for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, was primarily attributable to a $4.4 million gain on the sale of mortgage loans recorded in 2012 with no comparable gains in the 2013 period. Additionally, other non-interest income for the six months ended June 30, 2012, included $1.8 million related to an increase in the value of an investment in a community development-oriented private equity fund used for Community Reinvestment Act purposes recorded in 2012, compared to a gain of $784,000 on the investment for the comparable 2013 period. These gains were offset by an $818,000 goodwill impairment charge recorded in the second quarter of 2012 due to the sale of ViewPoint Mortgage ("VPM"), which closed in the third quarter of 2012. Also, offsetting the decline in non-interest income was an $811,000 increase in gain on sale and disposition of assets for the six months ended June 30, 2013, compared to the same period last year, primarily due to gains on the disposition of purchased credit impaired loans (acquired from Highlands) during the six months ended June 30, 2013, as well as write-offs of VPM assets recorded during the second quarter of 2012. A $177,000 loss on the sale of available for sale securities was related to securities sold during the 2013 period because their increasing prepayment speeds were no longer consistent with portfolio requirements.

Non-interest Expense. Non-interest expense decreased by $2.2 million, or 4.9%, to $42.6 million for the six months ended June 30, 2013, from $44.8 million for the six months ended June 30, 2012.

	Six Months Ended June 30,		Dollar	Percent
	2013	2012	Change	Change
	(Dollars in thousands)
Non-interest expense
Salaries and employee benefits	$25,443	$25,834	$(391)	(1.5)%
Acquisition costs	—	3,885	(3,885)	N/M [1]
Advertising	1,264	775	489	63.1
Occupancy and equipment	3,728	3,422	306	8.9
Outside professional services	1,254	1,174	80	6.8
Regulatory assessments	1,229	1,205	24	2.0
Data processing	3,247	2,862	385	13.5
Office operations	3,399	3,479	(80)	(2.3)
Other	3,012	2,139	873	40.8
	$42,576	$44,775	$(2,199)	(4.9)%
¹ N/M - not meaningful

The decrease in non-interest expense for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, was primarily due to acquisition costs of $3.9 million reflected in the six months ended June 30, 2012 with no comparable expense recorded in the same period in 2013, and a $391,000 decrease in salary and benefits expense primarily due to savings resulting from the sale of VPM, as well as severance costs incurred during the second quarter of 2012 due to the Highlands acquisition and the sale of VPM. These decreases were partially offset by $400,000 in director retirement payments made during the second quarter of 2013, which are reflected in other non-interest expense. The increases in advertising, data processing and occupancy and equipment expense for the six months ended June 30, 2013, compared to the same period in 2012, were incurred as the Company continues to make investments in its infrastructure to support its commercial banking strategy.
Income Tax Expense. For the six months ended June 30, 2013, we recognized income tax expense of $9.0 million on our pre-tax income, which was an effective tax rate of 35.7%, compared to income tax expense of $7.2 million, which was an effective tax rate of 34.8%, for the six months ended June 30, 2012. The increase in the effective tax rate was primarily due to permanent book-tax differences.

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

	Three Months Ended June 30,
	2013			2012
	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$961,631	$14,074	5.85%	$724,775	$11,618	6.41%
Commercial and industrial	316,151	3,829	4.84	185,580	2,713	5.85
Consumer real estate	476,226	6,143	5.16	575,791	7,979	5.54
Other consumer	53,759	798	5.94	62,192	999	6.43
Loans held for sale	755,577	7,307	3.87	681,095	6,981	4.10
Less: deferred fees and allowance for loan loss	(18,649)	—	—	(17,803)	—	—
Loans receivable [1]	2,544,695	32,151	5.05	2,211,630	30,290	5.48
Agency mortgage-backed securities	321,548	1,565	1.95	368,736	2,232	2.42
Agency collateralized mortgage obligations	253,741	872	1.37	515,353	1,920	1.49
Investment securities	67,925	549	3.23	57,547	506	3.52
FHLB and FRB stock	37,717	134	1.42	34,975	141	1.61
Interest-earning deposit accounts	45,810	25	0.22	33,241	38	0.46
Total interest-earning assets	3,271,436	35,296	4.32	3,221,482	35,127	4.36
Non-interest-earning assets	182,263			206,325
Total assets	$3,453,699			$3,427,807
Interest-bearing liabilities:
Interest-bearing demand	$459,433	466	0.41	$505,569	1,061	0.84
Savings and money market	883,507	601	0.27	892,844	637	0.29
Time	451,110	1,383	1.23	529,928	1,549	1.17
Borrowings	679,693	2,408	1.42	626,055	2,694	1.72
Total interest-bearing liabilities	2,473,743	4,858	0.79	2,554,396	5,941	0.93
Non-interest-bearing demand	393,815			316,237
Non-interest-bearing liabilities	53,244			52,578
Total liabilities	2,920,802			2,923,211
Total shareholders’ equity	532,897			504,596
Total liabilities and shareholders’ equity	$3,453,699			$3,427,807
Net interest income and margin		$30,438	3.72%		$29,186	3.62%
Net interest income and margin (tax-equivalent basis) [2]		$30,628	3.74%		$29,358	3.65%
Net interest rate spread			3.53%			3.43%
Net earning assets	$797,693			$667,086
Average interest-earning assets to average interest-bearing liabilities	132.25%			126.12%
[1]	Calculated net of deferred fees, loan discounts, loans in process and allowance for loan losses. Includes loans held for sale.
[2]
In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for 2013 and 2012. Tax-exempt investments and loans had an average balance of $62.0 million and $52.4 million for the three months ended June 30, 2013 and 2012, respectively.

	Six Months Ended June 30,
	2013			2012
	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$900,732	$26,410	5.86%	$653,742	$20,672	6.32%
Commercial and industrial	299,939	7,102	4.74	127,549	3,621	5.68
Consumer real estate	490,516	12,835	5.23	543,901	14,645	5.39
Other consumer	55,452	1,633	5.89	56,414	1,776	6.30
Loans held for sale	746,954	14,549	3.90	671,392	13,896	4.14
Less: deferred fees and allowance for loan loss	(17,949)	—	—	(17,308)	—	—
Loans receivable [1]	2,475,644	62,529	5.05	2,035,690	54,610	5.37
Agency mortgage-backed securities	308,345	3,066	1.99	338,530	4,356	2.57
Agency collateralized mortgage obligations	271,252	1,752	1.29	533,784	4,229	1.58
Investment securities	61,561	1,045	3.40	57,180	1,004	3.51
FHLB and FRB stock	36,381	267	1.47	34,264	247	1.44
Interest-earning deposit accounts	49,930	56	0.22	33,525	57	0.34
Total interest-earning assets	3,203,113	68,715	4.29	3,032,973	64,503	4.25
Non-interest-earning assets	185,548			168,839
Total assets	$3,388,661			$3,201,812
Interest-bearing liabilities:
Interest-bearing demand	$462,393	936	0.40	$489,628	2,169	0.89
Savings and money market	880,614	1,189	0.27	826,217	1,123	0.27
Time	450,594	2,757	1.22	501,012	3,184	1.27
Borrowings	635,212	4,870	1.53	618,155	5,351	1.73
Total interest-bearing liabilities	2,428,813	9,752	0.80	2,435,012	11,827	0.97
Non-interest-bearing demand	380,589			264,728
Non-interest-bearing liabilities	48,817			44,249
Total liabilities	2,858,219			2,743,989
Total shareholders’ equity	530,442			457,823
Total liabilities and shareholders’ equity	$3,388,661			$3,201,812
Net interest income and margin		$58,963	3.68%		$52,676	3.47%
Net interest income and margin (tax-equivalent basis) [2]		$59,322	3.70%		$53,021	3.50%
Net interest rate spread			3.49%			3.28%
Net earning assets	$774,300			$597,961
Average interest-earning assets to average interest-bearing liabilities	131.88%			124.56%
[1]	Calculated net of deferred fees, loan discounts, loans in process and allowance for loan losses. Includes loans held for sale.
[2]
In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for 2013 and 2012. Tax-exempt investments and loans had an average balance of $56.9 million and $52.5 million for the six months ended June 30, 2013 and 2012, respectively.

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

	Three Months Ended June 30,
	2013 versus 2012
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$3,536	$(1,080)	$2,456
Commercial and industrial	1,646	(530)	1,116
Consumer real estate	(1,312)	(524)	(1,836)
Other consumer	(129)	(72)	(201)
Loans held for sale	735	(409)	326
Loans receivable	4,476	(2,615)	1,861
Agency mortgage-backed securities	(264)	(403)	(667)
Agency collateralized mortgage obligations	(909)	(139)	(1,048)
Investment securities	86	(43)	43
FHLB and FRB stock	11	(18)	(7)
Interest-earning deposit accounts	11	(24)	(13)
Total interest-earning assets	3,411	(3,242)	169
Interest-bearing liabilities:
Interest-bearing demand	(89)	(506)	(595)
Savings and money market	(7)	(29)	(36)
Time	(239)	73	(166)
Borrowings	217	(503)	(286)
Total interest-bearing liabilities	(118)	(965)	(1,083)
Net interest income	$3,529	$(2,277)	$1,252

	Six Months Ended June 30,
	2013 versus 2012
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$7,334	$(1,596)	$5,738
Commercial and industrial	4,171	(690)	3,481
Consumer real estate	(1,406)	(404)	(1,810)
Other consumer	(30)	(113)	(143)
Loans held for sale	1,503	(850)	653
Loans receivable	11,572	(3,653)	7,919
Agency mortgage-backed securities	(364)	(926)	(1,290)
Agency collateralized mortgage obligations	(1,801)	(676)	(2,477)
Investment securities	75	(34)	41
FHLB and FRB stock	15	5	20
Interest-earning deposit accounts	22	(23)	(1)
Total interest-earning assets	9,519	(5,307)	4,212
Interest-bearing liabilities:
Interest-bearing demand	(115)	(1,118)	(1,233)
Savings and money market	73	(7)	66
Time	(312)	(115)	(427)
Borrowings	144	(625)	(481)
Total interest-bearing liabilities	(210)	(1,865)	(2,075)
Net interest income	$9,729	$(3,442)	$6,287

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
The Liquidity Committee monitors liquidity positions and projections, and adds liquidity contingency planning to the process by focusing on possible scenarios that would stress liquidity beyond the Bank's normal business liquidity needs. These scenarios may include macro-economic and bank specific situations focusing on high probability-high impact, high probability-low impact, low probability-high impact, and low probability-low impact stressors.
Management recognizes that the events and their severity of liquidity stress leading up to and occurring during a liquidity stress event cannot be precisely defined or listed. Nevertheless, management believes that liquidity stress events can be categorized into sources and uses of liquidity, and levels of severity, with responses that apply to various situations.
In addition to the primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of June 30, 2013, the Company had an additional borrowing capacity of $220.4 million with the FHLB, down from $683.0 million at December 31, 2012. The FHLB no longer includes the Warehouse Purchase Program loans under the blanket lien. Also, at June 30, 2013, the Company had $165.0 million in federal funds lines of credit available with other financial institutions. The Company may also use the discount window at the Federal Reserve Bank as a source of short-term funding. Federal Reserve Bank borrowing capacity varies based upon securities pledged to the discount window line. As of June 30, 2013, securities pledged had a collateral value of $84.4 million.
As of June 30, 2013, the Company had classified 46.5% of its securities portfolio as available for sale (including pledged securities), providing an additional source of liquidity. Management believes that because active markets exist and our securities portfolio is of high quality, our available for sale securities are marketable. Participations in loans we originate, including portions of commercial real estate loans, are sold to create another source of liquidity and to manage borrower concentration risk as well as interest rate risk.
Liquidity management is both a daily and long-term function of business management. Short term excess liquidity is generally placed in short-term investments, such as overnight deposits at the Federal Reserve Bank and correspondent banks. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities.
The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. The Company's primary source of funds consists of the net proceeds retained by the Company from our initial public offering in 2006 and our “second-step” offering in July 2010. We also have the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At June 30, 2013, the Company (on an unconsolidated basis) had liquid assets of $45.7 million.
The Company uses its sources of funds primarily to meet its expenses, pay maturing deposits and fund withdrawals, and to fund loan commitments. Total approved loan commitments (including Warehouse Purchase Program commitments, unused lines of credit and letters of credit) amounted to $813.5 million and $500.2 million at June 30, 2013, and December 31, 2012, respectively. It is management's policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Company. Certificates of deposit scheduled to mature in one year or less at June 30, 2013 totaled $317.6 million with a weighted average rate of 1.30%.
During the six months ended June 30, 2013, cash and cash equivalents decreased by $10.9 million, or 15.9%, to $57.8 million as of June 30, 2013, from $68.7 million as of December 31, 2012. Cash used in investing activities of $117.7 million and cash used in financing activities of $86.0 million offset cash provided by operating activities of $192.8 million. Primary sources of cash for the six months ended June 30, 2013 included proceeds from the sale of loans held for sale of $7.87 billion (related to our Warehouse Purchase Program), proceeds from FHLB advances of $600.0 million and maturities, prepayments and calls of available-for-sale securities of $500.1 million. Primary uses of cash for the six months ended June 30, 2013, included loans originated or purchased for sale of $7.71 billion (related to our Warehouse Purchase Program), repayments on FHLB advances of $692.0 million and purchases of available-for-sale securities of $515.9 million.
Please see Item 1A (Risk Factors) under Part 1 of the Company's 2012 Form 10-K for information regarding liquidity risk.

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments

The following table presents our longer term, non-deposit related, contractual obligations and commitments to extend credit to our borrowers, in aggregate and by payment due dates (not including any interest amounts). In addition to the commitments below, the Company had overdraft protection available to its depositors in the amount of $81.2 million at June 30, 2013.

	June 30, 2013
	Less than One Year	One through Three Years	Four through Five Years	After Five Years	Total
	(Dollars in thousands)
Contractual obligations:
Deposits without a stated maturity	$1,736,180	$—	$—	$—	$1,736,180
Certificates of deposit	317,615	115,456	18,058	1,871	453,000
FHLB advances (gross of restructuring prepayment penalty of $2,681)	617,360	96,343	78,245	10,941	802,889
Repurchase agreement	—	—	25,000	—	25,000
Operating leases (premises)	2,426	4,865	2,719	5,503	15,513
Total contractual obligations	$2,673,581	$216,664	$124,022	$18,315	3,032,582
Off-balance sheet loan commitments: [1]
Unused commitments to extend credit	$302,125	$—	$—	$—	$302,125
Unused commitment on Warehouse Purchase Program loans	508,772	—	—	—	508,772
Letters of credit	2,558	—	—	—	2,558
Total loan commitments	$813,455	$—	$—	$—	813,455
Total contractual obligations and loan commitments					$3,846,037
[1] Loans having no stated maturity are reported in the “Less than One Year” category.

Capital Resources

The Bank and the Company are subject to minimum capital requirements imposed by the OCC and the FRB. Consistent with our goal to operate a sound and profitable organization, our policy is for the Bank and the Company to maintain “well-capitalized” status under the capital categories of the OCC and the FRB. Based on capital levels at June 30, 2013, and December 31, 2012, the Bank and the Company were considered to be well-capitalized.

At June 30, 2013, the Bank's equity totaled $432.9 million. The Company's consolidated equity totaled $533.4 million, or 14.8% of total assets, at June 30, 2013. Beginning with the March 2013 reporting cycle, the capital ratios presented below reflect a risk weighting change from 50% to 100% on our Warehouse Purchase Program loans. In April 2013, the Federal Financial Institutions Examination Council issued Supplemental Instructions for the March 31, 2013 Call Report, which clarified the regulators' position on the risk-weighting of these types of loans.

	Actual		Required for Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2013	(Dollars in Thousands)
Total risk-based capital
the Company	$521,244	18.67%	$223,401	8.00%	279,251	10.00%
the Bank	420,672	15.07	223,284	8.00	279,105	10.00
Tier 1 risk-based capital
the Company	501,967	17.98	111,701	4.00	167,551	6.00
the Bank	401,394	14.38	111,642	4.00	167,463	6.00
Tier 1 leverage
the Company	501,967	14.71	136,514	4.00	170,643	5.00
the Bank	401,394	11.76	136,527	4.00	170,659	5.00

December 31, 2012
Total risk-based capital
the Company	$505,566	22.47%	$179,957	8.00%	$224,947	10.00%
the Bank	404,562	18.00	179,847	8.00	224,809	10.00
Tier 1 risk-based capital
the Company	487,515	21.67	89,979	4.00	134,968	6.00
the Bank	386,511	17.19	89,923	4.00	134,885	6.00
Tier 1 leverage
the Company	487,515	13.97	139,620	4.00	174,525	5.00
the Bank	386,511	11.08	139,595	4.00	174,493	5.00

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
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
As part of its efforts to monitor and manage interest rate risk, the Bank uses the economic value of equity (“EVE”) methodology adopted by the OCC as part of its capital regulations. In essence, the EVE approach calculates the difference between the present value of expected cash flows from assets and liabilities, including off balance sheet agreements. In addition to monitoring selected measures of EVE, management also calculates and monitors potential effects on net interest income resulting from increases or decreases in market interest rates. This approach uses the earnings at risk (“EAR”) methodology adopted by the OCC as part of its capital regulations. EAR calculates estimated net interest income using a flat balance sheet approach over a twelve month time horizon. The EAR process is used in conjunction with EVE measures to identify interest rate risk on both a global and account level basis. Management and the Board of Directors review EVE and EAR measurements at least quarterly to determine whether the Bank's interest rate exposure is within the limits established by the Board of Directors.

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
As illustrated in the tables below, the Bank was within policy limits for all scenarios tested. The tables presented below, as of June 30, 2013, and December 31, 2012, are internal analyses of our interest rate risk as measured by changes in EVE and EAR for instantaneous, parallel, and sustained shifts for all market rates and yield curves, in 100 basis point increments, up 400 basis points and down 100 basis points.
A research study of the Bank’s non-maturity deposit accounts has been completed and was updated in the second quarter of 2013. In this study, decay rates, repricing betas, and customer behavior were analyzed over time on an individual account level basis. The results were aggregated by product, with recommendations which were subsequently implemented. The recommendations were based on internal analysis of historical customer behavior on an individual account level basis and include prospective assumptions for customer behavior in a rising rate environment. The results of this analysis and prospective assumptions are faster decay rates and higher betas for some non-maturity deposit products. Implementing these changes resulted in a shift in EVE impact for a parallel, instantaneous, and sustained changed in market rates, from an increase in market rates positively impacting EVE to an increase having a negative impact. The change in EVE sensitivity for June 30, 2013, is primarily due to the updated assumptions for decay rates and betas of non- maturity deposits.
As illustrated in the tables below, our EVE is modeled to be negatively impacted by a parallel, instantaneous, and sustained increase in market rates. Such an increase in rates indicates a negative impact to EVE as a result of the duration of assets, including loans and investments, extending longer than the duration of liabilities, primarily deposit accounts and FHLB borrowings, in rising rate environments. As interest rates rise, the market value of loans and investments decline more due to longer maturities and fixed rates. As illustrated in the table below at June 30, 2013, our EAR would be positively impacted by a parallel, instantaneous, and sustained increase in market rates of 300 or 400 basis points. As market interest rates rise and variable loan rates move above their floors, the interest rate repricing of variable rate and maturing loans and securities increases net interest income.

June 30, 2013
Change in Interest Rates in Basis Points	Economic Value of Equity				Earnings at Risk (12 months)
	Estimated EVE	Estimated Increase / (Decrease) in EVE		EVE Ratio %	Estimated Net Interest Income	Increase / (Decrease) in Estimated Net Interest Income
	$ Amount	$ Change	% Change		$ Amount	$ Change	% Change
	(Dollars in thousands)
400	524,624	(36,236)	(6.46)	15.50	131,723	5,695	4.52
300	541,356	(19,504)	(3.48)	15.69	127,978	1,950	1.55
200	552,035	(8,825)	(1.57)	15.72	124,166	(1,862)	(1.48)
100	559,541	(1,319)	(0.24)	15.65	121,142	(4,886)	(3.88)
—	560,860	—	—	15.43	126,028	—	—
(100)	550,379	(10,481)	(1.87)	14.91	124,588	(1,440)	(1.14)

December 31, 2012
Change in Interest Rates in Basis Points	Economic Value of Equity				Earnings at Risk (12 months)
	Estimated EVE	Estimated Increase / (Decrease) in EVE		EVE Ratio %	Estimated Net Interest Income	Increase / (Decrease) in Estimated Net Interest Income
	$ Amount	$ Change	% Change		$ Amount	$ Change	% Change
	(Dollars in thousands)
400	534,416	18,473	3.58	15.40	140,514	11,608	9.01
300	541,071	25,128	4.87	15.31	134,215	5,309	4.12
200	541,636	25,693	4.98	15.07	127,916	(990)	(0.77)
100	534,009	18,066	3.50	14.62	125,333	(3,573)	(2.77)
—	515,943	—	—	13.94	128,906	—	—
(100)	493,055	(22,888)	(4.44)	13.15	127,524	(1,382)	(1.07)

The Bank's EVE was $560.9 million, or 15.43%, of the market value of portfolio assets as of June 30, 2013, a $44.9 million increase from $515.9 million, or 13.94%, of the market value of portfolio assets as of December 31, 2012. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in an $8.8 million decrease in our EVE at June 30, 2013, compared to a $25.7 million increase at December 31, 2012, and would result in a 29 basis point increase in our EVE ratio to 15.72% at June 30, 2013, as compared to a 113 basis point increase to 15.07% at December 31, 2012. An immediate 100 basis point decrease in market interest rates would result in a $10.5 million decrease in our EVE at June 30, 2013, compared to $22.9 million decrease at December 31, 2012, and would result in a 52 basis point decrease in our EVE ratio to 14.91% at June 30, 2013, as compared to a 79 basis point decrease in our EVE ratio to 13.15% at December 31, 2012.
The Bank's EAR for the twelve months beginning June 30, 2013 is measured at $126.0 million, compared to $128.9 million for the twelve months beginning December 31, 2012. Based on the assumptions utilized, an immediate 200 basis point increase in market rates would result in a $1.9 million, or 1.48%, decrease in net interest income for the twelve months beginning June 30, 2013, compared to a $990,000, or 0.77%, decrease for the twelve months beginning December 31, 2012. An immediate 100 basis point decrease in market rates would result in a $1.4 million decrease in net interest income for both the twelve months beginning June 30, 2013 and the twelve months beginning December 31, 2012.
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

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2013. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company's internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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
The table below sets forth information regarding the Company's common stock repurchases during the quarter pursuant to its existing stock repurchase plan.

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 to April 30, 2013	—	$—	—	1,978,871
May 1, 2013 to May 31, 2013	40,700	18.34	40,700	1,938,171
June 1, 2013 to June 30, 2013	43,100	18.75	43,100	1,895,071
Total	83,800	$18.55	83,800
On August 22, 2012, the Company announced its intention to repurchase up to 5% of its total common shares outstanding, or approximately 1,978,871 shares. The stock repurchase program, which is open-ended, commenced August 27, 2012, and allows the Company to repurchase its shares from time to time in the open market and in negotiated transactions, depending upon market conditions.
The Board of Directors of the Company also authorized management to enter into a trading plan with Sandler O’Neill & Partners, LP in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Act”), to facilitate repurchases of its common stock pursuant to the above mentioned stock repurchase program (the “Rule 10b5-1 plan”). The Rule 10b5-1 plan allows the Company to execute trades during periods when it would ordinarily not be permitted to do so because it may be in possession of material non-public information, because of insider trading laws or self-imposed trading blackout periods. Under the Rule 10b5-1 plan, Sandler O’Neill & Partners, LP has the authority, under the prices, terms and limitations set forth in the Rule 10b5-1 plan, including compliance with Rule 10b-18 of the Act, to repurchase shares on the Company’s behalf.

Item 3.	Defaults upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits

Exhibit
Number	Description

2.1
Agreement and Plan of Merger by and between the Registrant and Highlands Bancshares, Inc. (incorporated herein by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 9, 2011 (File No. 001-34737))

3.1	Charter of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-165509))

3.2	Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (File No. 333-165509))

4.0	Certificate of Registrant's Common Stock (incorporated herein by reference to Exhibit 4.0 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-165509))

10.1
Form of Severance Agreement between ViewPoint Bank and Mark L. Williamson (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on February 17, 2011 (File No. 001-34737))

10.2	Summary of Director Board Fee Arrangements (incorporated herein by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007 (File No. 001-32992))

10.3	ViewPoint Bank Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, as amended (File No. 0-24566-01))

10.4
Amended and Restated ViewPoint Bank Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1, as amended (File No. 0-24566-01))

10.5	2013 Executive Annual Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on March 6, 2013 (File No. 001-34737))

Exhibit
Number	Description

10.6
Employment Agreement between the Registrant and ViewPoint Bank, N.A. and Kevin Hanigan (incorporated herein by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-4 filed with the SEC on January 17, 2012 (File No. 333-179037))

10.7
Form of Severance Agreement between ViewPoint Bank and the following executive officers: Scott A. Almy, Charles D. Eikenberg and Thomas S. Swiley (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on November 1, 2012 (File No. 001-34737))

10.8
Form of Director's Agreement between the Registrant and James B. McCarley (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on March 6, 2013 (File No. 001-34737))

10.9
Form of Director's Agreement between the Registrant and Gary D. Basham (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on March 6, 2013 (File No. 001-34737))

10.10
Form of Director's Agreement between the Registrant and Jack D. Ersman (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on March 6, 2013 (File No. 001-34737))

10.11
Form of Director's Agreement between the Registrant and V. Keith Sockwell (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on March 6, 2013 (File No. 001-34737))

10.12
Resignation, Release and Consulting Agreement between the Registrant and Pathie E. McKee (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on July 3, 2013 (File No. 001-34737))

11	Statement regarding computation of per share earnings (See Note 2 of the Condensed Notes to Unaudited Consolidated Interim Financial Statements included in this Form 10-Q).

31.1	Rule 13a — 14(a)/15d — 14(a) Certification (Chief Executive Officer)

31.2	Rule 13a — 14(a)/15d — 14(a) Certification (Chief Financial Officer)

32	Section 1350 Certifications

101*
The following materials from the ViewPoint Financial Group, Inc. Annual Report on Form 10-Q for the quarter ended June 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (vi) the Consolidated Statements of Cash Flows and (vii) related notes.

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
ViewPoint Financial Group, Inc.
(Registrant)

Date:	July 30, 2013	By:	/s/ Kevin J. Hanigan
Kevin J. Hanigan,
President and Chief Executive Officer
(Duly Authorized Officer)

Date:	July 30, 2013	By:	/s/ Pathie E. McKee
Pathie E. McKee,
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibits:

31.1	Certification of the Chief Executive Officer
31.2	Certification of the Chief Financial Officer
32.0	Section 1350 Certifications
101*
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Condensed Notes to Unaudited Consolidated Interim Financial Statements.*

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.