Form 10-Q
period 2013-09-30
ViewPoint Financial Group Inc.
filed 2013-11-12
CIK 1487052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class: Common Stock	Shares Outstanding as of November 8, 2013:
39,952,684

VIEWPOINT FINANCIAL GROUP, INC.
FORM 10-Q
September 30, 2013

PART 1 - FINANCIAL INFORMATION        Item 1. Financial Statements
VIEWPOINT FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30,	December 31,
	2013	2012
ASSETS	(unaudited)
Cash and due from financial institutions	$33,803	$34,227
Short-term interest-bearing deposits in other financial institutions	40,223	34,469
Total cash and cash equivalents	74,026	68,696
Securities available for sale, at fair value	264,657	287,034
Securities held to maturity (fair value: September 30, 2013 — $316,249, December 31, 2012— $376,153)	307,822	360,554
Loans held for sale	640,028	1,060,720
Loans held for investment (net of allowance for loan losses of $18,869 at September 30, 2013 and $18,051 at December 31, 2012)	1,914,156	1,673,204
FHLB and Federal Reserve Bank stock, at cost	29,632	45,025
Bank-owned life insurance	35,379	34,916
Foreclosed assets, net	428	1,901
Premises and equipment, net	52,729	53,160
Goodwill	29,650	29,650
Accrued interest receivable	9,242	9,900
Prepaid FDIC assessment	—	4,809
Other assets	25,858	33,489
Total assets	$3,383,607	$3,663,058
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand	$401,136	$357,800
Interest-bearing demand	451,248	488,748
Savings and money market	896,330	880,924
Time	499,228	450,334
Total deposits	2,247,942	2,177,806
FHLB advances	511,166	892,208
Repurchase agreement	25,000	25,000
Accrued interest payable	1,116	1,216
Other liabilities	58,294	45,957
Total liabilities	2,843,518	3,142,187
Commitments and contingent liabilities	—	—
Shareholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized; 0 shares issued — September 30, 2013 and December 31, 2012	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; 39,951,884 shares issued — September 30, 2013 and 39,612,911 shares issued — December 31, 2012	400	396
Additional paid-in capital	375,563	372,168
Retained earnings	180,787	164,328
Accumulated other comprehensive income, net	155	1,895
Unearned Employee Stock Ownership Plan (ESOP) shares; 1,779,893 shares at September 30, 2013 and 1,918,039 shares at December 31, 2012	(16,816)	(17,916)
Total shareholders’ equity	540,089	520,871
Total liabilities and shareholders’ equity	$3,383,607	$3,663,058

See accompanying notes to consolidated financial statements.

VIEWPOINT FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest and dividend income
Loans, including fees	$30,805	$32,739	$93,334	$87,349
Taxable securities	2,337	3,616	7,197	12,259
Nontaxable securities	568	473	1,571	1,419
Interest-bearing deposits in other financial institutions	32	29	88	86
FHLB and Federal Reserve Bank stock	133	151	400	398
	33,875	37,008	102,590	101,511
Interest expense
Deposits	2,411	2,656	7,293	9,132
FHLB advances	2,066	2,515	6,530	7,384
Repurchase agreement	206	217	610	671
Other borrowings	4	1	6	29
	4,687	5,389	14,439	17,216
Net interest income	29,188	31,619	88,151	84,295
Provision (benefit) for loan losses	(158)	814	2,583	3,156
Net interest income after provision (benefit) for loan losses	29,346	30,805	85,568	81,139
Non-interest income
Service charges and fees	4,460	4,885	13,519	13,950
Other charges and fees	300	144	691	437
Net gain on sale of mortgage loans	—	1,030	—	5,436
Bank-owned life insurance income	148	210	463	484
Gain (loss) on sale of available for sale securities (reclassified from accumulated other comprehensive income for unrealized gains (losses) on available-for-sale securities)	—	898	(177)	1,014
Gain on sale and disposition of assets	41	187	715	50
Impairment of goodwill	—	—	—	(818)
Other	277	465	1,617	2,509
	5,226	7,819	16,828	23,062
Non-interest expense
Salaries and employee benefits	13,546	12,685	38,989	38,519
Acquisition costs	—	242	—	4,127
Advertising	666	379	1,930	1,154
Occupancy and equipment	1,830	2,009	5,558	5,431
Outside professional services	682	578	1,936	1,752
Regulatory assessments	629	668	1,858	1,873
Data processing	1,733	1,530	4,980	4,392
Office operations	1,603	1,834	5,002	5,313
Other	1,484	1,285	4,496	3,424
	22,173	21,210	64,749	65,985
Income before income tax expense	12,399	17,414	37,647	38,216
Income tax expense (items reclassified from accumulated other comprehensive income include an income tax benefit of $62 for the nine months ended September 30, 2013 and income tax expense of $314 and $355 for the three and nine months ended September 30, 2012, respectively)	4,187	6,098	13,203	13,336
Net income	$8,212	$11,316	$24,444	$24,880
Earnings per share:
Basic	$0.22	$0.30	$0.64	$0.70
Diluted	$0.21	$0.30	$0.64	$0.70
Dividends declared per share	$0.10	$0.08	$0.20	$0.20

See accompanying notes to consolidated financial statements.

VIEWPOINT FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$8,212	$11,316	$24,444	$24,880
Change in unrealized gains (losses) on securities available for sale	(179)	1,330	(2,884)	2,727
Reclassification of amount realized through sale of securities	—	(898)	177	(1,014)
Tax effect	63	(154)	967	(611)
Other comprehensive income (loss), net of tax	(116)	278	(1,740)	1,102
Comprehensive income	$8,096	$11,594	$22,704	$25,982

See accompanying notes to consolidated financial statements.

VIEWPOINT FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)
(Dollars in thousands, except per share data)

For the nine months ended September 30, 2012	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at January 1, 2012	$337	$279,473	$144,535	$1,347	$(19,383)	$406,309
Net income	—	—	24,880	—	—	24,880
Other comprehensive income, net of tax	—	—	—	1,102	—	1,102
Dividends declared ($0.20 per share)	—	—	(7,528)	—	—	(7,528)
ESOP shares earned (138,146 shares)	—	1,118	—	—	1,100	2,218
Share-based compensation expense	—	1,295	—	—	—	1,295
Net issuance of common stock under employee stock plans (366,207 shares)	4	1,959	—	—	—	1,963
Acquisition of Highlands Bancshares, Inc.	55	86,059	—	—	—	86,114
Balance at September 30, 2012	$396	$369,904	$161,887	$2,449	$(18,283)	$516,353

For the nine months ended September 30, 2013
Balance at January 1, 2013	$396	$372,168	$164,328	$1,895	$(17,916)	$520,871
Net income	—	—	24,444	—	—	24,444
Other comprehensive income, net of tax	—	—	—	(1,740)	—	(1,740)
Dividends declared ($0.20 per share)	—	—	(7,985)	—	—	(7,985)
ESOP shares earned (138,146 shares)	—	1,721	—	—	1,100	2,821
Share-based compensation expense	—	2,325	—	—	—	2,325
Net issuance of common stock under employee stock plans (422,773 shares)	5	902	—	—	—	907
Share repurchase (83,800 shares)	(1)	(1,553)	—	—	—	(1,554)
Balance at September 30, 2013	$400	$375,563	$180,787	$155	$(16,816)	$540,089

See accompanying notes to consolidated financial statements

VIEWPOINT FINANCIAL GROUP, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net income	$24,444	$24,880
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	2,583	3,156
Depreciation and amortization	3,383	2,858
Deferred tax expense	289	3,554
Premium amortization and accretion of securities, net	4,781	4,441
Accretion related to acquired loans	(2,294)	(2,680)
(Gain) loss on sale of available for sale securities	177	(1,014)
ESOP compensation expense	2,821	2,218
Share-based compensation expense	2,325	1,295
Net gain on loans held for sale	—	(5,436)
Loans originated or purchased for sale	(11,249,770)	(8,438,015)
Proceeds from sale of loans held for sale	11,670,462	8,263,358
FHLB stock dividends	(88)	(84)
Bank-owned life insurance (BOLI) income	(463)	(484)
Gain (loss) on sale and disposition of assets	(715)	(50)
Impairment of goodwill	—	818
Net change in deferred loan fees	1,130	400
Net change in accrued interest receivable	658	629
Net change in other assets	11,934	(2,659)
Net change in other liabilities	13,204	6,503
Net cash provided by (used in) operating activities	484,861	(136,312)
Cash flows from investing activities
Available-for-sale securities:
Maturities, prepayments and calls	847,353	486,485
Purchases	(840,941)	(416,139)
Proceeds from sale of AFS securities	10,614	133,595
Held-to-maturity securities:
Maturities, prepayments and calls	85,871	101,696
Purchases	(35,453)	—
Net change in loans held for investment	(243,776)	(141,612)
Redemption (purchase) of FHLB and Federal Reserve Bank stock	15,481	(3,240)
Cash and cash equivalents acquired in acquisition of Highlands Bancshares, Inc.	—	98,469
Purchases of premises and equipment	(2,631)	(1,464)
Proceeds from sale of assets	3,489	3,965
Net cash provided by (used in) investing activities	(159,993)	261,755

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

Cash flows from financing activities
Net change in deposits	70,136	(149,054)
Proceeds from FHLB advances	315,000	590,000
Repayments on FHLB advances	(696,042)	(484,230)
Share repurchase	(1,554)	—
Repayments of other borrowings	—	(62,212)
Payment of dividends	(7,985)	(7,528)
Proceeds from stock option exercises	907	1,963
Net cash used in financing activities	(319,538)	(111,061)
Net change in cash and cash equivalents	5,330	14,382
Beginning cash and cash equivalents	68,696	46,348
Ending cash and cash equivalents	$74,026	$60,730
Supplemental cash flow information:
Interest paid	$14,539	$17,206
Income taxes paid	6,507	15,390
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	1,405	3,254
Net noncash liabilities assumed in stock acquisition of Highlands Bancshares, Inc.	—	12,355
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
On October 7, 2013, the Federal Financial Institutions Examination Council ("FFIEC") issued Supplemental Instructions for the September 30, 2013 Call Report, stating that certain residential mortgage loan purchase programs (like the Company's Warehouse Purchase Program) should be reported as loans held for investment. Accordingly, the Company will report our Warehouse Purchase Program loans as held for investment in our Call Reports, beginning with the report for September 30, 2013. The Company has historically reported these loans as loans held for sale in our Call Reports and our consolidated financial statements and has determined that it is appropriate to continue reporting these loans as held for sale in our consolidated financial statements.

In the Company's consolidated balance sheets for September 30, 2013 and December 31, 2012, it reported Warehouse Purchase Program loans of $640,028 and $1,060,720 as held for sale. On the September 30, 2013 Call Report, the $640,028 are included in Line 4.b., "loans and leases, net of unearned income." There is no other difference between our September 30, 2013 Call Report and our consolidated financial statements. The Call Report does not include a statement of cash flows. If we were to classify the loans in the Company's Warehouse Purchase Program in our consolidated financial statements as held for investment, our consolidated statements of cash flows for the nine month periods ended September 30, 2013 and 2012 would reflect the related net cash flows of ($420,692) and $213,368, respectively, within "net change in loans held for investment" within cash flows from investing activities rather than within cash flows from operating activities.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
NOTE 2 — EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income (which has been adjusted for distributed and undistributed earnings to participating securities) by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unvested restricted stock awards. Unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in ASC 260-10-45-60B. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock awards and options) were exercised or converted to common stock, or resulted in the issuance of common stock that then shared in the Company’s earnings. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unexercised stock options and unvested restricted stock awards. The dilutive effect of the unexercised stock options and unvested restricted stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. A reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic earnings per share:
Numerator:
Net income	$8,212	$11,316	$24,444	$24,880
Distributed and undistributed earnings to participating securities	(116)	(36)	(296)	(58)
Income available to common shareholders	$8,096	$11,280	$24,148	$24,822
Denominator:
Weighted average common shares outstanding	39,943,555	39,475,872	39,872,915	37,471,305
Less: Average unallocated ESOP shares	(1,810,259)	(1,994,454)	(1,855,854)	(2,040,220)
Average unvested restricted stock awards	(538,595)	(118,883)	(460,309)	(82,174)
Average shares for basic earnings per share	37,594,701	37,362,535	37,556,752	35,348,911
Basic earnings per common share	$0.22	$0.30	$0.64	$0.70
Diluted earnings per share:
Numerator:
Income available to common shareholders	$8,096	$11,280	$24,148	$24,822
Denominator:
Average shares for basic earnings per share	37,594,701	37,362,535	37,556,752	35,348,911
Dilutive effect of share-based compensation plan	179,699	103,496	149,709	126,685
Average shares for diluted earnings per share	37,774,400	37,466,031	37,706,461	35,475,596
Diluted earnings per common share	$0.21	$0.30	$0.64	0.70
Share awards excluded in the computation of diluted earnings per share because the exercise price was greater than the common stock average market price and were therefore antidilutive	870,130	307,700	1,203,050	303,693

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 3 - SECURITIES

The fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized	Gross Unrealized	Gross Unrealized
September 30, 2013	Cost	Gains	Losses	Fair Value
Agency residential mortgage-backed securities [1]	$184,840	$1,439	$1,756	$184,523
Agency residential collateralized mortgage obligations [2]	76,761	556	81	77,236
SBA pools	2,817	81	—	2,898
Total securities	$264,418	$2,076	$1,837	$264,657
1 Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
2 Collateralized mortgage obligations issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

	Amortized	Gross Unrealized	Gross Unrealized
December 31, 2012	Cost	Gains	Losses	Fair Value
Agency residential mortgage-backed securities [1]	$164,023	$2,195	$118	$166,100
Agency residential collateralized mortgage obligations [2]	116,723	996	233	117,486
SBA pools	3,342	106	—	3,448
Total securities	$284,088	$3,297	$351	$287,034
1 Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
2 Collateralized mortgage obligations issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

	Amortized	Gross Unrealized	Gross Unrealized
September 30, 2013	Cost	Gains	Losses	Fair Value
Agency residential mortgage-backed securities [1]	$89,175	$4,027	$74	$93,128
Agency commercial mortgage-backed securities	19,492	614	268	19,838
Agency residential collateralized mortgage obligations [2]	131,292	2,987	46	134,233
Municipal bonds	67,863	2,635	1,448	69,050
Total securities	$307,822	$10,263	$1,836	$316,249
1 Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
2 Collateralized mortgage obligations issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

	Amortized	Gross Unrealized	Gross Unrealized
December 31, 2012	Cost	Gains	Losses	Fair Value
Agency residential mortgage-backed securities [1]	$114,388	$6,324	$—	$120,712
Agency commercial mortgage-backed securities	9,243	1,303	—	10,546
Agency residential collateralized mortgage obligations [2]	186,467	3,129	173	189,423
Municipal bonds	50,456	5,018	2	55,472
Total securities	$360,554	$15,774	$175	$376,153
1 Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
2 Collateralized mortgage obligations issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 3 — SECURITIES (Continued)

The carrying amount and fair value of held to maturity debt securities and the fair value of available for sale debt securities at September 30, 2013 by contractual maturity were as follows. Securities with contractual payments not due at a single maturity date, including mortgage backed securities and collateralized mortgage obligations, are shown separately.

			Available
	Held to maturity		for sale
	Carrying Amount	Fair Value	Fair Value
Due after one to five years	$7,143	$7,592	$2,898
Due after five to ten years	19,976	21,085	—
Due after ten years	40,744	40,373	—
Agency residential mortgage-backed securities [1]	89,175	93,128	184,523
Agency commercial mortgage-backed securities	19,492	19,838	—
Agency residential collateralized mortgage obligations [2]	131,292	134,233	77,236
Total	$307,822	$316,249	$264,657
1 Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
2 Collateralized mortgage obligations issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
Information regarding pledged securities is summarized below:

	September 30, 2013	December 31, 2012
Public fund certificates of deposit	$159,877	$134,846
Public fund demand deposit accounts	8,878	19,972
Commercial demand deposit accounts	3,047	4,318
Repurchase agreements	25,000	25,000
Federal Reserve Bank primary credit - collateral value	74,824	105,807
Carrying value of securities pledged on above funds	329,446	309,225
Sales activity of securities for the nine months ended September 30, 2013 and the three and nine months ended September 30, 2012 was as follows. There were no sales of securities during the three months ended September 30, 2013. All securities sold were classified as available for sale.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2012	2013	2012
Proceeds	$118,430	$10,614	$133,595
Gross gains	1,026	—	1,142
Gross losses	(128)	(177)	(128)

Gains and losses on the sale of securities classified as available for sale are recorded on the trade date using the specific-identification method.

Securities with unrealized losses at September 30, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 3 — SECURITIES (Continued)

AFS	Less than 12 Months			12 Months or More			Total
September 30, 2013	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number
Agency residential mortgage-backed securities [1]	$80,084	$1,756	16	$—	$—	—	$80,084	$1,756	16
Agency residential collateralized mortgage obligations [2]	6,385	31	5	4,472	50	3	10,857	81	8
Total temporarily impaired	$86,469	$1,787	21	$4,472	$50	3	$90,941	$1,837	24
1 Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
2 Collateralized mortgage obligations issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

HTM	Less than 12 Months			12 Months or More			Total
September 30, 2013	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number
Agency residential mortgage-backed securities [1]	$3,693	$74	1	$—	$—	—	$3,693	$74	1
Agency commercial mortgage-backed securities	3,764	268	1	—	—	—	3,764	268	1
Agency residential collateralized mortgage obligations [2]	7,853	25	3	5,456	21	3	13,309	46	6
Municipal bonds	18,048	1,448	30	—	—	—	18,048	1,448	30
Total temporarily impaired	$33,358	$1,815	35	$5,456	$21	3	$38,814	$1,836	38
1 Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
2 Collateralized mortgage obligations issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

AFS	Less than 12 Months			12 Months or More			Total
December 31, 2012	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number
Agency residential mortgage-backed securities [1]	$24,462	$118	4	$—	$—	—	$24,462	$118	4
Agency residential collateralized mortgage obligations [2]	2	—	1	16,912	233	6	16,914	233	7
Total temporarily impaired	$24,464	$118	5	$16,912	$233	6	$41,376	$351	11
1 Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
2 Collateralized mortgage obligations issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

HTM	Less than 12 Months			12 Months or More			Total
December 31, 2012	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number
Agency residential collateralized mortgage obligations[1]	$19,311	$62	5	$4,972	$111	4	$24,283	$173	9
Municipal bonds	281	2	1	—	—	—	281	2	1
Total temporarily impaired	$19,592	$64	6	$4,972	$111	4	$24,564	$175	10
1 Collateralized mortgage obligations issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
Other-than-Temporary Impairment
In determining other-than-temporary impairment for debt securities, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The Company does not believe these unrealized losses to be other-than-temporary.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 4 — LOANS

Loans consist of the following:

	September 30, 2013	December 31, 2012
Commercial real estate	$1,048,428	$839,908
Commercial and industrial loans:
Commercial	373,390	245,799
Warehouse lines of credit	17,356	32,726
Total commercial and industrial loans	390,746	278,525
Consumer:
Consumer real estate	444,380	513,256
Other consumer loans	50,115	59,080
Total consumer	494,495	572,336
Gross loans held for investment	1,933,669	1,690,769
Net of:
Deferred fees and discounts, net	(644)	486
Allowance for loan losses	(18,869)	(18,051)
Net loans held for investment	$1,914,156	$1,673,204
Loans held for sale	$640,028	$1,060,720

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 4 — LOANS (Continued)

Activity in the allowance for loan losses for the three and nine months ended September 30, 2013 and 2012, segregated by portfolio segment and evaluation for impairment, was as follows. At September 30, 2013 and 2012, $239 and $75, respectively, of the allowance for loan losses individually evaluated for impairment was allocated to purchase credit impaired ("PCI") loans.

For the three months ended September 30, 2013	Commercial Real Estate	Commercial and Industrial	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance - July 1, 2013	$10,610	$4,739	$3,497	$431	$19,277
Charge-offs	(34)	(221)	—	(101)	(356)
Recoveries	—	17	18	71	106
Provision expense (benefit)	(30)	(72)	(8)	(48)	(158)
Ending balance - September 30, 2013	$10,546	$4,463	$3,507	$353	$18,869

For the nine months ended September 30, 2013	Commercial Real Estate	Commercial and Industrial	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance - January 1, 2013	$11,304	$2,574	$3,555	$618	$18,051
Charge-offs	(837)	(555)	(355)	(479)	(2,226)
Recoveries	—	115	30	316	461
Provision expense (benefit)	79	2,329	277	(102)	2,583
Ending balance - September 30, 2013	$10,546	$4,463	$3,507	$353	$18,869
Allowance ending balance:
Individually evaluated for impairment	$1,030	$1,877	$289	$1	$3,197
Collectively evaluated for impairment	9,516	2,586	3,218	352	15,672
Loans:
Individually evaluated for impairment	7,770	5,979	4,404	521	18,674
Collectively evaluated for impairment	1,034,793	384,088	438,825	49,418	1,907,124
PCI loans	5,865	679	1,151	176	7,871
Ending balance	$1,048,428	$390,746	$444,380	$50,115	$1,933,669

For the three months ended September 30, 2012	Commercial Real Estate	Commercial and Industrial	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance - July 1, 2012	$11,918	$2,367	$4,262	$682	$19,229
Charge-offs	(2)	(16)	(105)	(289)	(412)
Recoveries	—	47	11	146	204
Provision expense (benefit)	520	636	(438)	96	814
Ending balance - September 30, 2012	$12,436	$3,034	$3,730	$635	$19,835

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 4 — LOANS (Continued)

For the nine months ended September 30, 2012	Commercial Real Estate	Commercial and Industrial	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance - January 1, 2012	$10,621	$2,090	$4,070	$706	$17,487
Charge-offs	(2)	(253)	(315)	(696)	(1,266)
Recoveries	—	82	24	352	458
Provision expense (benefit)	1,817	1,115	(49)	273	3,156
Ending balance - September 30, 2012	$12,436	$3,034	$3,730	$635	$19,835
Allowance ending balance:
Individually evaluated for impairment	$2,663	$222	$1,148	$16	$4,049
Collectively evaluated for impairment	9,773	2,812	2,582	619	15,786
Loans:
Individually evaluated for impairment	19,659	4,810	7,449	339	32,257
Collectively evaluated for impairment	765,482	244,520	533,387	61,979	1,605,368
PCI loans	9,478	2,997	1,267	272	14,014
Ending balance	$794,619	$252,327	$542,103	$62,590	$1,651,639

The allowance for loan losses and related provision expense are susceptible to change if the credit quality of our loan portfolio changes, which is evidenced by many factors, including but not limited to charge-offs and non-performing loan trends. Generally, consumer real estate lending has a lower credit risk profile compared to other consumer lending (such as automobile or personal line of credit loans). Commercial real estate and commercial and industrial lending, however, can have higher risk profiles than consumer and one- to four- family residential real estate loans due to these loans being larger in amount and non-homogeneous in structure and term. Changes in economic conditions, the mix and size of the loan portfolio, and individual borrower conditions can dramatically impact our level of allowance for loan losses in relatively short periods of time.
The allowance for loan losses is maintained to cover losses that are estimated in accordance with U.S. generally accepted accounting principles. It is our estimate of credit losses inherent in our loan portfolio at each balance sheet date. Our methodology for analyzing the allowance for loan losses consists of general and specific components. For the general component, we stratify the loan portfolio into homogeneous groups of loans that possess similar loss potential characteristics and apply a loss ratio to these groups of loans to estimate the credit losses in the loan portfolio. We use both historical loss ratios and qualitative loss factors assigned to major loan collateral types to establish general component loss allocations. Qualitative loss factors are based on management's judgment of company, market, industry or business specific data and external economic indicators, which may not yet be reflected in the historical loss ratios, and that could impact the Company's specific loan portfolios. The Allowance for Loan Loss Committee sets and adjusts qualitative loss factors by regularly reviewing changes in underlying loan composition and the seasonality of specific portfolios. The Allowance for Loan Loss Committee also considers credit quality and trends relating to delinquency, non-performing and/or classified loans and bankruptcy within the Company's loan portfolio when evaluating qualitative loss factors. Additionally, the Allowance for Loan Loss Committee adjusts qualitative factors to account for the potential impact of external economic factors, including the unemployment rate, housing price, vacancy rates and inventory levels specific to our primary market area.
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
For the specific component, the allowance for loan losses on individually analyzed impaired loans includes loans where

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 4 — LOANS (Continued)

management has concerns about the borrower's ability to repay. All troubled debt restructurings are considered to be impaired. Loss estimates include the negative difference, if any, between the current fair value of the collateral, or the estimated discounted cash flows, and the loan amount due.
Impaired loans at September 30, 2013, and December 31, 2012, were as follows 1:

September 30, 2013	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial real estate	$8,408	$3,738	$4,032	$7,770	$943
Commercial and industrial	7,509	556	5,423	5,979	1,787
Consumer:
Consumer real estate	4,594	3,454	950	4,404	228
Other consumer	539	521	—	521	—
Total	$21,050	$8,269	$10,405	$18,674	$2,958
December 31, 2012
Commercial real estate	$17,768	$4,383	$12,609	$16,992	$2,756
Commercial and industrial	7,632	3,284	2,325	5,609	630
Consumer:
Consumer real estate	8,672	5,291	3,198	8,489	960
Other consumer	338	28	301	329	23
Total	$34,410	$12,986	$18,433	$31,419	$4,369
1 Loans reported do not include PCI loans.

Income on impaired loans at September 30, 2013 and 2012 was as follows1:

September 30, 2013	Current Quarter Average Recorded Investment	Year-to-Date Average Recorded Investment	Current Quarter Interest Income Recognized	Year-to-Date Interest Income Recognized
Commercial real estate	$8,317	$12,609	$—	$124
Commercial and industrial	6,023	6,252	3	9
Consumer:
Consumer real estate	5,694	7,609	12	45
Other consumer	519	444	—	—
Total	$20,553	$26,914	$15	$178
September 30, 2012
Commercial real estate	$19,623	$19,242	$42	$137
Commercial and industrial	3,051	1,320	4	5
Consumer:
Consumer real estate	6,826	6,480	10	41
Other consumer	303	197	—	—
Total	$29,803	$27,239	$56	$183
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
All interest accrued, but not received, for loans placed on nonaccrual status is reversed against interest income. Interest received on such loans is accounted for on the cost recovery or cash-basis method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
Loans past due over 90 days that were still accruing interest totaled $270 at September 30, 2013 and $593 at December 31, 2012, which consisted entirely of PCI loans. At September 30, 2013 and December 31, 2012, no PCI loans were considered non-performing loans. Purchased performing loans that were non-performing as of September 30, 2013 and December 31, 2012 totaled $5,116 and $5,364, respectively. Those loans included $2,368 and $3,159 at September 30, 2013 and December 31, 2012, respectively, of commercial lines of credit that did not qualify for PCI accounting due to their revolving nature. Non-performing (nonaccrual) loans were as follows:

	September 30, 2013	December 31, 2012
Commercial real estate	$7,770	$13,609
Commercial and industrial	5,788	5,401
Consumer:
Consumer real estate	8,237	7,931
Other consumer	512	262
Total	$22,307	$27,203

A modified loan is considered a troubled debt restructuring (“TDR”) when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower or collateral with similar credit risk characteristics. Modifications to loan terms may include a modification of the contractual interest rate to a below-market rate (even if the modified rate is higher than the original rate), forgiveness of accrued interest, forgiveness of a portion of principal, an extended repayment period or a deed in lieu of foreclosure or other transfer of assets other than cash to fully or partially satisfy a debt. The Company's policy is to place all TDRs on nonaccrual for a minimum period of six months. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months and the collection of principal and interest under the revised terms is deemed probable. All TDRs are considered to be impaired loans.
The outstanding balances of troubled debt restructurings ("TDRs") are shown below:

	September 30, 2013	December 31, 2012
Nonaccrual TDRs(1)	$10,996	$13,760
Performing TDRs (2)	985	4,216
Total	$11,981	$17,976
Specific reserves on TDRs	$1,231	$2,643
Outstanding commitments to lend additional funds to borrowers with TDR loans	—	—
1 Nonaccrual TDR loans are included in the nonaccrual loan totals.
2 Performing TDR loans are loans that have been performing under the restructured terms for at least six months and the Company is accruing interest on these loans.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 4 — LOANS (Continued)

The following tables provide the recorded balances of loans modified as a TDR during the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30, 2013				Nine Months Ended September 30, 2013
	Principal Deferrals	Combination of Rate Reduction and Principal Deferral	Other	Total	Principal Deferrals	Combination of Rate Reduction and Principal Deferral	Other	Total
Commercial real estate	$—	$—	$—	$—	$61	$—	$—	$61
Commercial and industrial	159	45	3	207	166	74	3	243
Consumer real estate	—	116	250	366	—	234	506	740
Other consumer	108	98	—	206	222	171	2	395
Total	$267	$259	$253	$779	$449	$479	$511	$1,439

	Three Months Ended September 30, 2012				Nine months ended September 30, 2012
	Principal Deferrals	Combination of Rate Reduction and Principal Deferral	Other	Total	Principal Deferrals	Combination of Rate Reduction and Principal Deferral	Other	Total
Commercial and industrial	$—	$—	$—	$—	$26	$—	$49	$75
Consumer real estate	—	261	800	1,061	218	633	1,049	1,900
Other consumer	30	4	—	34	30	4	—	34
Total	$30	$265	$800	$1,095	$274	$637	$1,098	$2,009

TDRs modified within the last twelve months which experienced a subsequent default during the three and nine months ended September 30, 2013 were $225 and $579 in consumer real estate loans. For the three and nine months ended September 30, 2012, there were $1,026 in consumer real estate loans modified within the last twelve months that experienced a subsequent payment default. A payment default is defined as a loan that was 90 days or more past due.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 4 — LOANS (Continued)

Below is an analysis of the age of recorded investment in loans that were past due at September 30, 2013 and December 31, 2012.

September 30, 2013	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Loans Past Due	Current Loans [1]	Total Loans
Commercial real estate	$1,945	$—	$57	$2,002	$1,046,426	$1,048,428
Commercial and industrial	3,822	86	3,551	7,459	383,287	390,746
Consumer loans:
Consumer real estate	447	3,379	3,463	7,289	437,091	444,380
Other consumer	252	61	30	343	49,772	50,115
Total	$6,466	$3,526	$7,101	$17,093	$1,916,576	$1,933,669

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Loans Past Due	Current Loans [1]	Total Loans
Commercial real estate	$2,243	$1,182	$1,128	$4,553	$835,355	$839,908
Commercial and industrial	2,066	530	2,867	5,463	273,062	278,525
Consumer loans:
Consumer real estate	8,145	1,974	4,469	14,588	498,668	513,256
Other consumer	563	151	49	763	58,317	59,080
Total	$13,017	$3,837	$8,513	$25,367	$1,665,402	$1,690,769
1 Includes acquired PCI loans with a total carrying value of $7,531 and $11,206 at September 30, 2013 and December 31, 2012, respectively.
For loans collateralized by real property and commercial and industrial loans, credit exposure is monitored by internally assigned grades used for classification of loans and other assets. A loan is considered “special mention” if it is currently performing and does not meet the criteria for impairment, but where some concern exists and additional monitoring is warranted. A loan is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. “Substandard” loans include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected, and the loan may or may not meet the criteria for impairment. Loans classified as “doubtful” have all of the weaknesses of those classified as “substandard”, with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” All other loans that do not fall into the above mentioned categories are considered “pass” loans. Updates to internally assigned grades are made monthly and/or upon significant developments.
For consumer loans, credit exposure is monitored by payment history of the loans. Non-performing consumer loans are on nonaccrual and are generally greater than 90 days past due.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 4 — LOANS (Continued)

The recorded investment in loans by credit quality indicators at September 30, 2013 and December 31, 2012, was as follows.
Real Estate and Commercial and Industrial Credit Exposure
Credit Risk Profile by Internally Assigned Grade

September 30, 2013	Commercial Real Estate	Commercial and Industrial	Consumer Real Estate
Grade: [1]
Pass	$1,010,196	$372,942	$427,359
Special Mention	17,003	2,153	3,740
Substandard	20,369	15,651	8,727
Doubtful	860	—	4,554
Total	$1,048,428	$390,746	$444,380

December 31, 2012	Commercial Real Estate	Commercial and Industrial	Consumer Real Estate
Grade: [1]
Pass	$793,507	$264,528	$497,747
Special Mention	17,504	645	2,617
Substandard	27,669	13,227	8,942
Doubtful	1,228	125	3,950
Total	$839,908	$278,525	$513,256
1 PCI loans are included in the substandard or doubtful categories. These categories are consistent with "substandard" categories as defined by regulatory authorities.
Consumer Other Credit Exposure
Credit Risk Profile Based on Payment Activity

	September 30, 2013	December 31, 2012
Performing	$49,603	$58,818
Non-performing	512	262
Total	$50,115	$59,080

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
The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2 inputs).
The estimated fair value of interest rate swaps are obtained from a pricing service that provides the swaps' unwind value (Level 2 inputs). In September 2013, we entered into certain interest rate derivative positions that are not designated as hedging instruments. The fair value of these derivative positions outstanding are included in other assets and other liabilities in the accompanying consolidated balance sheets. Please see Note 6 - Derivative Financial Instruments for more information.
Prior to the Company's sale of VPM in the third quarter of 2012, interest income on certain mortgage loans held for sale was recognized based on contractual rates and reflected in interest income on mortgage loans held for sale in the consolidated income statement. Net gains of $94 and $1,060 resulting from changes in fair value of these loans were recorded in mortgage income during the three and nine months ended September 30, 2012. Those gains were offset by economic hedging losses in the amounts of $127 and $869 for the same time periods.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 5 - FAIR VALUE (Continued)

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 are summarized below. There were no liabilities measured at fair value on a recurring basis as of December 31, 2012.

September 30, 2013	Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
Assets:
Agency residential mortgage-backed securities	$184,523
Agency residential collateralized mortgage obligations	77,236
SBA pools	2,898
Total securities available for sale	$264,657
Derivative asset [1]	$75
Derivative liability [1]	$75

December 31, 2012
Assets:
Agency residential mortgage-backed securities	$166,100
Agency residential collateralized mortgage obligations	117,486
SBA pools	3,448
Total securities available for sale	$287,034
1 Derivative assets and liabilities are measured at fair value on a recurring basis, generally quarterly. Please see Note 6 - Derivative Financial Instruments for more information.
Assets and Liabilities Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below. There were no liabilities measured at fair value on a non-recurring basis as of September 30, 2013 or December 31, 2012.

		Fair Value Measurements Using
	September 30, 2013	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$7,447	$—	$7,447
Other real estate owned	428	—	428

		Fair Value Measurements Using
	December 31, 2012	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$14,064	$—	$14,064
Other real estate owned	1,886	416	1,470

Impaired loans that are collateral dependent are measured for impairment using the fair value of the collateral adjusted by additional Level 3 inputs, such as discounts of market value, estimated marketing costs and estimated legal expenses. At September 30, 2013, impaired loans secured by real estate had an average discount of 7% applied to the appraised value of the

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 5 - FAIR VALUE (Continued)

collateral, and impaired loans secured by receivables or inventory had discounts ranging from 20% to 60%. Impaired loans that are not collateral dependent are measured for impairment by a discounted cash flow analysis using a net present value calculation that utilizes data from the loan file before and after the modification.
Other real estate owned are measured at the lower of book or fair value less costs to sell using third party appraisals, listing agreements or sale contracts, which may be adjusted by additional Level 3 inputs, such as discounts of market value, estimated marketing costs and estimated legal expenses. Management may also consider additional adjustments on specific properties due to the age of the appraisal, expected holding period, lack of comparable sales, or if the other real estate owned is a special use property. The market value discounts on other real estate owned at September 30, 2013, ranged from 8% to 70%, with an average of 20%.
The Credit Administration department evaluates the valuations on impaired loans and other real estate owned at least quarterly. The valuations on impaired loans are reviewed at least quarterly by the Allowance for Loan Loss Committee and are considered in the calculation of the allowance for loan losses. Unobservable inputs, such as discounts to collateral, are monitored and adjusted if market conditions change.
Carrying amount and fair value information of financial instruments at September 30, 2013 and at December 31, 2012, were as follows:

		Fair Value
September 30, 2013	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$74,026	$74,026	$—	$—
Securities available for sale	264,657	—	264,657	—
Securities held to maturity	307,822	—	316,249	—
Loans held for sale	640,028	—	—	640,355
Loans held for investment, net	1,914,156	—	—	1,946,816
FHLB and Federal Reserve Bank stock	29,632	N/A	N/A	N/A
Bank-owned life insurance	35,379	35,379	—	—
Accrued interest receivable	9,242	9,242	—	—
Derivative asset	75	—	75	—
Financial liabilities
Deposits	$2,247,942	$—	$—	$2,118,663
FHLB advances	511,166	—	—	523,914
Repurchase agreement	25,000	—	—	27,590
Accrued interest payable	1,116	1,116	—	—
Derivative liability	75	—	75	—

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
The methods and assumptions used to estimate fair value are described as follows:
Estimated fair value is the carrying amount for cash and cash equivalents, bank-owned life insurance and accrued interest receivable and payable. For loans held for investment and loans held for sale, fair value is based on discounted cash flows using current market offering rates, estimated life, and applicable credit risk. For deposits and FHLB advances, fair value is calculated using the FHLB advance curve to discount cash flows for the estimated life for deposits and according to the contractual repayment schedule for FHLB advances. Fair value of the repurchase agreement is based on discounting the estimated cash flows using the current rate at which similar borrowings would be made with similar terms and remaining maturities. It was not practicable to determine the fair value of FHLB and Federal Reserve Bank stock due to restrictions on its transferability. The fair value of off-balance sheet items is based on the current fees or costs that would be charged to enter into or terminate such arrangements and are not considered significant to this presentation.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 6 — DERIVATIVE FINANCIAL INSTRUMENTS

In September 2013, we entered into certain interest rate derivative positions that are not designated as hedging instruments. These derivative positions related to transactions in which we entered into an interest rate swap with a customer, while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each swap transaction, we agree to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, we agree to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our customer to effectively convert a variable rate loan to a fixed rate. Because we act as an intermediary for our customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on our results of operations. The Company presents derivative instruments at fair value in other assets and other liabilities in the accompanying consolidated balance sheets.

The notional amounts and estimated fair values of interest rate derivative positions outstanding at September 30, 2013 are presented in the following table. There were no derivative positions outstanding at December 31, 2012.

	Outstanding Notional Amount	Estimated Fair Value
September 30, 2013
Non-hedging interest rate contracts:
Commercial loan interest rate swaps	$6,440	$75
Commercial loan interest rate swaps	(6,440)	(75)

The weighted-average receive and pay interest rates for interest rate swaps outstanding at September 30, 2013, were as follows:

	September 30, 2013
	Weighted-Average Interest Rate
	Received	Paid
Non-hedging interest rate swaps	4.38%	2.93%

Our credit exposure on interest rate swaps is limited to the net favorable value of all swaps by each counterparty. In such cases collateral may be required from the counterparties involved if the net value of the swaps exceeds a nominal amount considered to be immaterial. Our credit exposure relating to interest rate swaps was approximately $75 at September 30, 2013, all of which relates to bank customers. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. At September 30, 2013, we had no cash collateral pledged for these derivatives.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 7 — SHARE-BASED COMPENSATION

Compensation cost charged to income for share-based compensation is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Restricted stock	$630	$175	$1,656	$1,005
Stock options	272	80	669	290
Income tax benefit	316	89	814	453

A combined summary of changes in the nonvested shares for the Company's stock plans follows:

	Nine Months Ended September 30, 2013
	Shares	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2012	185,296	$17.60
Granted	389,000	20.64
Vested	(49,798)	17.73
Forfeited	(20,600)	20.19
Non-vested at September 30, 2013	503,898	$19.86

For restricted stock awards with time-based vesting conditions, the grant date fair value is based on the last sale price as quoted on the NASDAQ Stock Market on the grant date. For restricted stock awards with performance-based vesting conditions, the value of the award is based upon the closing stock price as quoted on the NASDAQ Stock Market on the date of vesting. Until the final value is determined on the vesting date, the Company estimates the fair value quarterly based upon the last sale price as quoted on the NASDAQ Stock Market on the last business day of each calendar quarter end. As of September 30, 2013, there was $8,736 of total unrecognized compensation expense related to non-vested shares awarded under the restricted stock portion of the Equity Incentive Plans. That expense is expected to be recognized over a weighted-average period of 3.35 years.

A summary of activity in the stock option portion of the plans as of September 30, 2013, is presented below:

		Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	Shares
Outstanding at December 31, 2012	500,049	$13.70	7.6	$3,619
Granted	810,000	20.33	10.0	—
Exercised	(54,373)	11.77	0.0	543
Forfeited	(37,330)	19.23	0.0	—
Outstanding at September 30, 2013	1,218,346	18.03	8.6	3,311
Fully vested and expected to vest	1,191,496	18.00	8.6	3,273
Exercisable at September 30, 2013	186,294	$12.78	5.5	$1,469

As of September 30, 2013, there was $4,824 of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over a weighted-average period of 4.11 years.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 8 — INCOME TAXES

A summary of the net deferred tax assets as of September 30, 2013 and December 31, 2012, is presented below:

	September 30, 2013	December 31, 2012
Net deferred tax assets	$12,482	$14,026
Estimated annual effective tax rate	35%

NOTE 9 — SEGMENT INFORMATION
On June 5, 2012, the Bank and VPM, our former mortgage banking subsidiary, entered into a definitive agreement with Highlands Residential Mortgage, Ltd. (“HRM”) to sell substantially all of the assets of VPM to HRM, subject to certain closing conditions. The transaction closed in the third quarter of 2012.
The reportable segments were determined by the products and services offered, primarily distinguished between banking and VPM, our former mortgage banking subsidiary. Loans, investments and deposits generate the revenues in the banking segment; secondary marketing sales generated the revenue in the VPM segment. Segment performance was evaluated using segment profit (loss). Information reported internally for performance assessment for the three and nine months ended September 30, 2012, was as follows. The Company had only one reportable segment (Banking) for the three and nine months ended September 30, 2013.

Three Months Ended September 30, 2012	Banking	VPM	Eliminations and Adjustments[1]	Total Segments (Consolidated Total)
Results of Operations:
Total interest income	$37,020	$234	$(246)	$37,008
Total interest expense	5,579	246	(436)	5,389
Provision (benefit) for loan losses	867	(53)	—	814
Net interest income after provision (benefit) for loan losses	30,574	41	190	30,805
Other revenue	7,114	27	(352)	6,789
Net gain (loss) on sale of loans	(633)	1,663	—	1,030
Total non-interest expense	19,493	1,220	497	21,210
Income before income tax expense	17,562	511	(659)	17,414
Income tax expense	5,957	162	(21)	6,098
Net income	$11,605	$349	$(638)	$11,316
Segment assets	$3,634,925	$—	$1,108	$3,636,033
Noncash items:
Net gain (loss) on sale of loans	(633)	1,663	—	1,030
Depreciation	975	26	—	1,001
Provision (benefit) for loan losses	867	(53)	—	814

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 9 — SEGMENT INFORMATION (Continued)

Nine Months Ended September 30, 2012	Banking	VPM	Eliminations and Adjustments[1]	Total Segments (Consolidated Total)
Results of Operations:
Total interest income	$101,493	$994	$(976)	$101,511
Total interest expense	17,761	975	(1,520)	17,216
Provision (benefit) for loan losses	3,229	(73)	—	3,156
Net interest income after provision (benefit) for loan losses	80,503	92	544	81,139
Other revenue (expense)	18,271	(1,040)	395	17,626
Net gain (loss) on sale of loans	(1,571)	7,007	—	5,436
Total non-interest expense	57,264	6,687	2,034	65,985
Income (loss) before income tax expense (benefit)	39,939	(628)	(1,095)	38,216
Income tax expense (benefit)	13,955	(207)	(412)	13,336
Net income (loss)	$25,984	$(421)	$(683)	$24,880
Segment assets	$3,634,925	$—	$1,108	$3,636,033
Noncash items:
Net gain (loss) on sale of loans	(1,571)	7,007	—	5,436
Depreciation	2,790	153	—	2,943
Provision (benefit) for loan losses	3,229	(73)	—	3,156
1 Includes eliminating entries for intercompany transactions and stand-alone expenses of the Company.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 10 — RECENT ACCOUNTING DEVELOPMENTS

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU includes explicit guidance for the presentation of an unrecognized tax benefit, or a portion thereof, when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. For public entities, the amendments are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The adoption of this ASU is not expected to have a significant impact on the Company's financial statements.
NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated events from the date of the consolidated financial statements on September 30, 2013, through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q dated November 12, 2013. No additional events were identified requiring recognition in and/or disclosures in the consolidated financial statements.

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

Our principal business consists of attracting deposits from the general public and the business community and investing those funds, along with borrowed funds, in commercial real estate loans, secured and unsecured commercial and industrial loans, as well as permanent loans secured by first and second mortgages on owner-occupied, one- to four-family residences and consumer loans. Additionally, we have an active program with mortgage banking companies that allows them to close one- to four-family real estate loans in their own name and manage its cash flow needs until the loans are sold to investors (the “Warehouse Purchase Program”). The Company purchases a 100% participation interest in the loans originated by our mortgage banking company customers, which are then held as one- to four- family mortgage loans held for sale on a short-term basis. The mortgage banking company has no obligation to offer and we have no obligation to purchase these participation interests. The mortgage banking company closes mortgage loans consistent with underwriting standards established by approved investors and once the loan closes, the loan is delivered to a third party investor, usually within a 20-30 day period.

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

Performance Highlights

•
Continued shift in earning asset revenue as commercial loan portfolio grows: Our commercial loan portfolio, consisting of commercial real estate and commercial and industrial loans, totaled $1.4 billion at September 30, 2013, up $320.7 million, or 28.7%, from December 31, 2012. Interest income on the commercial loan portfolio for the nine months ended September 30, 2013, increased $11.5 million, or 29.0%, from the nine months ended September 30, 2012, with commercial loans generating 49.8% of the Company's interest income earned during the nine months ended September 30, 2013, compared to 39.0% of interest income earned during the same period in 2012.

•
Strong growth in energy lending portfolio: In May 2013, the Company formed its Energy Finance group, which provides loans to oil and gas companies throughout the United States. Oil and gas loans, which are included in our commercial and industrial loan portfolio, totaled $114.2 million at September 30, 2013.

•
Non-performing loans hit lowest level in two years: Non-performing loans totaled $22.3 million at September 30, 2013, which is the lowest level in two years. The allowance for loan losses to non-performing loans was 84.59% at September 30, 2013, compared to 66.36% at December 31, 2012.

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
Allowance for Loan Loss. The allowance for loan losses and related provision expense are susceptible to change if the credit quality of our loan portfolio changes, which is evidenced by many factors, including but not limited to charge-offs and non-performing loan trends. Generally, consumer real estate lending, consisting of loans and lines of credit secured by one- to four-family residential properties, has a lower credit risk profile compared to other consumer lending (such as automobile or personal line of credit loans). Commercial real estate and commercial and industrial lending, however, can have higher risk profiles than consumer loans due to these loans being larger in amount and non-homogeneous in structure and term. While management uses available information to recognize losses on loans, changes in economic conditions, the mix and size of the loan portfolio, and individual borrower conditions can dramatically impact our level of allowance for loan losses in relatively short periods of time. Management believes that the allowance for loan losses is maintained at a level that represents our best estimate of inherent credit losses in the loan portfolio as of September 30, 2013.

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
Comparison of Financial Condition at September 30, 2013 and December 31, 2012
General. Total assets decreased by $279.5 million, or 7.6%, to $3.38 billion at September 30, 2013, from $3.66 billion at December 31, 2012, primarily due to a $420.7 million, or 39.7%, decrease in Warehouse Purchase Program loans, a $77.8 million, or 13.6%, decline in consumer loans and a $75.1 million, or 11.6%, decrease in the securities portfolio. This decline was partially offset by an increase of $208.5 million, or 24.8%, in commercial real estate loans and a $112.2 million, or 40.3%, increase in commercial and industrial loans.
Loans. Gross loans decreased by $177.8 million, or 6.5%, to $2.57 billion at September 30, 2013, from $2.75 billion at December 31, 2012.

	September 30, 2013	December 31, 2012	Dollar Change	Percent Change
	(Dollars in thousands)
Commercial real estate	$1,048,428	$839,908	$208,520	24.8%

Commercial and industrial loans:
Commercial	373,390	245,799	127,591	51.9
Warehouse lines of credit	17,356	32,726	(15,370)	(47.0)
Total commercial and industrial loans	390,746	278,525	112,221	40.3

Consumer:
Consumer real estate	444,380	513,256	(68,876)	(13.4)
Other consumer	50,115	59,080	(8,965)	(15.2)
Total consumer loans	494,495	572,336	(77,841)	(13.6)

Gross loans held for investment	1,933,669	1,690,769	242,900	14.4%

Warehouse Purchase Program loans held for sale	640,028	1,060,720	(420,692)	(39.7)

Gross loans	$2,573,697	$2,751,489	$(177,792)	(6.5)%

We continue to advance our commercial banking strategy, as commercial loans (including commercial real estate and commercial and industrial) have increased a combined $320.7 million, or 28.7%, from December 31, 2012. Our commercial real estate portfolio consists almost exclusively of loans secured by well-established, multi-tenanted commercial real estate properties. Approximately 90% of our commercial real estate loan balances are secured by properties located in Texas. The Company has historically participated in several energy loan transactions, but to further develop this line of business, in May 2013, the Company announced the formation of a new energy lending group. The Energy Finance group focuses on providing loans to private and public oil and gas companies throughout the United States, with an emphasis on reserve-based transactions for development drilling, capital expenditures against oil and gas reserves, and acquisitions of oil and gas reserves. The group's offerings also include the Bank's full array of commercial services, including Treasury Management and Letters of Credit. Oil and gas loans, which are included in our commercial and industrial loans, totaled $114.2 million at September 30, 2013. Warehouse lines of credit in the commercial and industrial category decreased by $15.4 million, or 47.0%, to $17.4 million at September 30, 2013, from $32.7 million at December 31, 2012.

Warehouse Purchase Program loans decreased by $420.7 million, or 39.7%, to $640.0 million at September 30, 2013, from $1.06 billion at December 31, 2012. The Company purchases a 100% participation interest in the loans originated by our mortgage banking company customers, which are then held as one- to four- family mortgage loans held for sale on a short-term basis. The mortgage banking company has no obligation to offer and we have no obligation to purchase these participation interests. The mortgage banking company closes mortgage loans consistent with underwriting standards established by approved investors and once the loan closes, the loan is delivered to a third party investor, usually within a 20-30 day period.
Loans funded by the Warehouse Purchase Program during the third quarter of 2013 consisted of 56% conforming, 42% government and 2% Home Affordable Refinance Program (HARP) loans, and the number of Warehouse Purchase Program clients totaled 50 at September 30, 2013, compared to 43 at December 31, 2012 and 41 at September 30, 2012.
Consumer real estate loans decreased by $68.9 million, or 13.4%, to $444.4 million at September 30, 2013, from $513.3 million at December 31, 2012. The Company does not originate one- to four- family real estate loans due to the sale of ViewPoint Mortgage in the third quarter of 2012, but does periodically purchase these loans from correspondents on both a servicing retained and servicing released basis.
Allowance for Loan Losses. The allowance for loan losses is maintained to cover losses that are estimated in accordance with U.S. generally accepted accounting principles. It is our estimate of credit losses in our loan portfolio at each balance sheet date. Our methodology for analyzing the allowance for loan losses consists of general and specific components.
For the general component, we stratify the loan portfolio into homogeneous groups of loans that possess similar loss potential characteristics and apply a loss ratio to these groups of loans to estimate the credit losses in the loan portfolio. We use both historical loss ratios and qualitative loss factors assigned to major loan collateral types to establish loss allocations. Qualitative loss factors are based on management's judgment of company, market, industry or business specific data and external economic indicators which may not yet be reflective in the historical loss ratios and that could impact the Company's specific loan portfolios. The Allowance for Loan Loss Committee sets and adjusts qualitative loss factors by reviewing changes in loan composition and the seasonality of specific portfolios. The Allowance for Loan Loss Committee also considers credit quality and trends relating to delinquency, non-performing and/or classified loans and bankruptcy within the Company's loan portfolio when evaluating qualitative loss factors. Additionally, the Allowance for Loan Loss Committee adjusts qualitative factors periodically to account for the potential impact of external economic factors, including the unemployment rate, housing price, vacancy rates and inventory levels specific to our primary market area.
For the specific component, the allowance for loan losses on individually analyzed impaired loans includes loans where management has concerns about the borrower's ability to repay. This impairment analysis includes all loans secured by commercial real estate and all commercial and industrial loans, as well as certain residential real estate loans. All troubled debt restructurings are considered to be impaired, regardless of collateral type or note amount. Loss estimates include the negative difference, if any, between the current fair value of the collateral, or the estimated discounted cash flows, and the loan amount due.
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
A modified loan is considered a troubled debt restructuring (“TDR”) when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower or collateral with similar credit risk characteristics. Modifications to loan terms may include a modification of the contractual interest rate to a below-market rate (even if the modified rate is higher than the original rate), forgiveness of accrued interest, forgiveness of a portion of principal, an extended repayment period or a deed in lieu of foreclosure or other transfer of assets other than cash to fully or partially satisfy a debt. The Company's policy is to place all TDRs on nonaccrual for a minimum period of six months. Loans qualify for a return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months and the collection of principal and interest under the revised terms is deemed probable. All TDRs are considered to be impaired loans. At September 30, 2013, of our $12.0 million in TDRs, $1.0 million were accruing interest and $11.0 million were classified as nonaccrual. Nonaccrual TDRs included $7.5 million attributable to four commercial real estate loans, all of which were performing in accordance with their restructured terms at September 30, 2013.
Non-performing loans to total loans at September 30, 2013, was 1.15%, compared to 1.61% at December 31, 2012. Non-performing loans decreased by $4.9 million to $22.3 million at September 30, 2013, from $27.2 million at December 31, 2012. This decrease was primarily due to a $5.8 million decrease in commercial real estate non-performing loans, attributable to a $2.5 million non-performing loan that was paid in full during the second quarter of 2013, as well as a $1.8 million decrease resulting from two loans being charged-off during the second quarter of 2013. These two charged-off loans had $941,000 of reserves allocated to them, which resulted in a net reduction of reserves totaling $225,000. In the third quarter of 2013, three commercial real estate loans that were placed in nonaccrual status in September were sold at par in the same month, which avoided an increase in non-performing loans, as well as any potential losses on these three loans.
Our allowance for loan losses at September 30, 2013, was $18.9 million, or 0.98% of total loans, compared to $18.1 million, or 1.07% of total loans, at December 31, 2012. Our allowance for loan losses to non-performing loans was 84.59% at September 30, 2013, compared to 66.36% as of December 31, 2012.
The Company has potential problem loans, considered "other loans of concern", that are currently performing and do not meet the criteria for impairment, but where there is the distinct possibility that we could sustain some loss if credit deficiencies are not corrected. These possible credit problems may result in the future inclusion of these loans in the non-performing asset categories and consisted of $20.5 million in loans that were classified as "substandard" but were still accruing interest and were not considered impaired at September 30, 2013. These loans have been considered in management's determination for loan losses.
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
We regularly review the assets in our portfolio to determine whether any should be considered as classified. The total amount of classified assets represented 9.5% of our equity capital and 1.5% of our total assets at September 30, 2013, compared to 11.1% of our equity capital and 1.6% of our total assets at December 31, 2012. The aggregate amount of classified assets at the dates indicated was as follows:

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Doubtful	$5,432	$5,334
Substandard	45,511	50,351
Total classified loans	50,943	55,685
Foreclosed assets	428	1,901
Total classified assets	$51,371	$57,586
Securities. Our securities portfolio decreased by $75.1 million, or 11.6%, to $572.5 million at September 30, 2013, from $647.6 million at December 31, 2012. The decrease in our securities portfolio primarily resulted from paydowns and maturities totaling $933.2 million and sales of $10.6 million, which were partially offset by purchases totaling $876.4 million. The majority of these purchases were done for tax strategy purposes. Securities were sold because their increasing prepayment speeds were no longer consistent with our portfolio strategy. The proceeds from the securities paydowns and sales were re-deployed to support commercial loan growth.

Deposits. Total deposits increased by $70.1 million, or 3.2%, to $2.25 billion at September 30, 2013, from $2.18 billion at December 31, 2012.

	September 30, 2013	December 31, 2012	Dollar Change	Percent Change
	(Dollars in thousands)
Non-interest-bearing demand	$401,136	$357,800	$43,336	12.1%
Interest-bearing demand	451,248	488,748	(37,500)	(7.7)
Savings and money market	896,330	880,924	15,406	1.7
Time	499,228	450,334	48,894	10.9
Total deposits	$2,247,942	$2,177,806	$70,136	3.2%

The increase in deposits was primarily due to a $48.9 million increase in time deposits compared to December 31, 2012, and a $43.3 million increase in non-interest-bearing demand deposits, which was driven by higher balances in commercial and Warehouse Purchase Program checking products. Savings and money market deposits increased by $15.4 million, with these increases partially offset by a $37.5 million decline in interest-bearing demand deposits.
Borrowings. FHLB advances, net of a $2.4 million restructuring prepayment penalty, decreased by $381.0 million, or 42.7%, to $511.2 million at September 30, 2013, from $892.2 million at December 31, 2012. The outstanding balance of FHLB advances decreased due to lower Warehouse Purchase Program balances at September 30, 2013, of which a portion was strategically funded with short term advances. At September 30, 2013, the Company was eligible to borrow an additional $441.1 million from the FHLB. Additionally, the Company has five available federal funds lines of credit with other financial institutions totaling $140.0 million and was eligible to borrow $74.8 million from the Federal Reserve Bank discount window. In addition to FHLB advances, at September 30, 2013, the Company had a $25.0 million outstanding repurchase agreement with Credit Suisse.
The below table shows FHLB advances by maturity and weighted average rate at September 30, 2013:

	Balance	Weighted Average Rate
	(Dollars in thousands)
Less than 90 days	$319,325	0.19%
90 days to less than one year	13,153	4.47
One to three years	95,374	3.34
After three to five years	78,423	2.92
After five years	7,317	5.26
	513,592	1.37%
Restructuring prepayment penalty	(2,426)
Total	$511,166
Shareholders’ Equity. Total shareholders' equity increased by $19.2 million, or 3.7%, to $540.1 million at September 30, 2013, from $520.9 million at December 31, 2012.

	September 30, 2013	December 31, 2012	Dollar Change	Percent Change
	(Dollars in thousands)
Common stock	$400	$396	$4	1.0%
Additional paid-in capital	375,563	372,168	3,395	0.9
Retained earnings	180,787	164,328	16,459	10.0
Accumulated other comprehensive income, net	155	1,895	(1,740)	(91.8)
Unearned ESOP shares	(16,816)	(17,916)	1,100	(6.1)
Total shareholders’ equity	$540,089	$520,871	$19,218	3.7%

Retained earnings were increased by net income of $24.4 million recognized during the nine months ended September 30, 2013. The increase due to net income was partially offset by the payment of two quarterly dividends totaling $0.20 per common share. This dividend reduced retained earnings by $8.0 million for the nine months ended September 30, 2013. Additionally, during the nine months ended September 30, 2013, the Company repurchased 83,800 shares of its common stock, resulting in a $1.6 million reduction in equity.
Comparison of Results of Operation for the Three Months Ended September 30, 2013 and 2012

General. Net income for the three months ended September 30, 2013 was $8.2 million, a decrease of $3.1 million, or 27.4%, from net income of $11.3 million for the three months ended September 30, 2012. The decrease in net income was driven by a $2.6 million decrease in non-interest income, a $2.4 million decrease in net interest income, and a $1.0 million increase in non-interest expense, partially offset by a $1.0 million reduction in provision for loan losses. Basic and diluted earnings per share for the three months ended September 30, 2013, were $0.22 and $0.21, respectively, reflecting decreases of $0.08 and $0.09, respectively, from $0.30 basic and diluted earnings per share for the three months ended September 30, 2012.

Interest Income. Interest income decreased by $3.1 million, or 8.5%, to $33.9 million for the three months ended September 30, 2013, from $37.0 million for the three months ended September 30, 2012. The decline in interest income was driven by a $1.9 million decrease in interest income on loans and a $1.2 million decrease in interest income on securities.

	Three Months Ended September 30,		Dollar	Percent
	2013	2012	Change	Change
	(Dollars in thousands)
Interest and dividend income
Loans, including fees	$30,805	$32,739	$(1,934)	(5.9)%
Securities	2,905	4,089	(1,184)	(29.0)
Interest-bearing deposits in other financial institutions	32	29	3	10.3
FHLB and Federal Reserve Bank stock	133	151	(18)	(11.9)
	$33,875	$37,008	$(3,133)	(8.5)%

The decrease in interest income on loans for the three months ended September 30, 2013 compared to the same period in 2012 was primarily due to a decrease in interest income earned on Warehouse Purchase Program loans, which declined by $2.3 million for the comparable periods, as well as a decline in yields earned on most loan portfolios. The average balance of Warehouse Purchase Program loans decreased by $189.8 million, or 21.7%, for the three months ended September 30, 2013, compared to the same period in 2012. This decline was offset by a $376.0 million, or 38.8%, increase in the average balance of commercial loans. This growth in commercial loan volume was partially offset by lower yields, as the average yield on commercial real estate and commercial and industrial loans declined by 94 and 135 basis points, respectively, from the three months ended September 30, 2012. The average yield on loans decreased 44 basis points to 4.90% for the three months ended September 30, 2013, compared to 5.34% for the same period in 2012.

Interest earned on securities declined $1.2 million, or 29.0%, primarily due to the sale of securities and normal paydowns, as the average balance of securities (not including FHLB and Federal Reserve Bank stock) declined $263.6 million for the comparable three month periods. Overall, the yield on interest-earning assets decreased by 12 basis points, to 4.22% for the three months ended September 30, 2013, from 4.34% for the three months ended September 30, 2012, as yields on most loan and all investment security categories declined during the three months ended September 30, 2013, compared to the same period in 2012.

    Interest Expense. Interest expense decreased by $702,000, or 13.0%, to $4.7 million for the three months ended September 30, 2013, from $5.4 million for the three months ended September 30, 2012.

	Three Months Ended September 30,		Dollar	Percent
	2013	2012	Change	Change
	(Dollars in thousands)
Interest expense
Deposits	$2,411	$2,656	$(245)	(9.2)%
FHLB advances	2,066	2,515	(449)	(17.9)
Repurchase agreement	206	217	(11)	(5.1)
Other borrowings	4	1	3	300.0
	$4,687	$5,389	$(702)	(13.0)%

The decrease in interest expense was primarily caused by a $449,000, or 17.9%, decrease in the interest expense paid on FHLB advances, and a $245,000, or 9.2%, decrease in interest expense on deposits. The average balances of FHLB advances and other borrowings declined by $276.3 million, or 32.0%, from the comparable prior year period, primarily due to lower Warehouse Purchase Program balances during the 2013 period, a portion of which was strategically funded with short term advances. Additionally, the average rate paid on interest-bearing demand deposits declined by 22 basis points to 0.39% for the three months ended September 30, 2013, from 0.61% for the three months ended September 30, 2012, primarily driving the $283,000 decrease in interest expense paid on interest-bearing demand deposits. Average interest- bearing liabilities decreased by $323.2 million to $2.4 billion for the three months ended September 30, 2013, compared to $2.7 billion for the same period in 2012, while the average cost of interest-bearing liabilities declined by one basis point to 0.79% for the three months ended September 30, 2013.

Net Interest Income. Net interest income decreased by $2.4 million, or 7.7%, to $29.2 million for the three months ended September 30, 2013, from $31.6 million for the three months ended September 30, 2012. The net interest margin decreased seven basis points to 3.63% for the three months ended September 30, 2013, from 3.70% for the same period last year. The net interest rate spread decreased 11 basis points to 3.43% for the three months ended September 30, 2013, from 3.54% for the same period last year. The decreases in the net interest margin and spread were primarily attributable to lower yields earned on interest-earning assets, as yields continued to decline on most loan and investment portfolios while the cost of interest-bearing liabilities remained fairly stable. Additionally, the net interest margin and spread were negatively impacted during the three months ended September 30, 2013, by $377,000 of interest income reversed in September 2013 on three non-performing commercial real estate loans that were sold at par in the same month. Accretion of interest related to the Highlands acquisition contributed seven basis points to the net interest margin for three months ended September 30, 2013.

Provision for Loan Losses. The Company recorded a provision benefit of $158,000 for the three months ended September 30, 2013, compared to provision expense of $814,000 for the three months ended September 30, 2012. Non-performing loans to total loans at September 30, 2013, was 1.15%, compared to 1.70% at September 30, 2012, while the balances in non-performing loans decreased by $5.8 million, or 20.6%, to $22.3 million at September 30, 2013, from $28.1 million at September 30, 2012.

Net charge-offs totaled $250,000 for the three months ended September 30, 2013 compared to $208,000 for the same period in 2012. We believe that our credit quality has continued to improve due to sound underwriting of new transactions, enhancements in loan oversight, and improved economic conditions in our market area.

Non-interest Income. Non-interest income decreased by $2.6 million, or 33.2%, to $5.2 million for the three months ended September 30, 2013, from $7.8 million for the three months ended September 30, 2012.

	Three Months Ended September 30,		Dollar	Percent
	2013	2012	Change	Change
	(Dollars in thousands)
Non-interest income
Service charges and fees	$4,460	$4,885	$(425)	(8.7)%
Other charges and fees	300	144	156	108.3
Net gain on sale of mortgage loans	—	1,030	(1,030)	(100.0)
Bank-owned life insurance income	148	210	(62)	(29.5)
Gain on sale of available for sale securities	—	898	(898)	(100.0)
Gain on sale and disposition of assets	41	187	(146)	(78.1)
Other	277	465	(188)	(40.4)
	$5,226	$7,819	$(2,593)	(33.2)%

The decrease in non-interest income for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, was primarily attributable to a $1.0 million gain on the sale of mortgage loans and an $898,000 gain on the sale of available for sale securities recorded in 2012 with no comparable gains in the 2013 period. The Company no longer sells one- to four- family real estate loans due to the sale of ViewPoint Mortgage in the third quarter of 2012. Additionally, service charges and fees decreased $425,000 for the three months ended September 30, 2013 compared to the same period in 2012, primarily due to a decline in Warehouse Purchase Program collateral fees and wire fees, as well as $122,000 in ATM surcharge refunds with no corresponding refunds in the 2012 period. In the fourth quarter of 2012, the Company began offering ATM refunds on certain checking products.
Non-interest Expense. Non-interest expense increased by $1.0 million, or 4.5%, to $22.2 million for the three months ended September 30, 2013, from $21.2 million for the three months ended September 30, 2012.

	Three Months Ended September 30,		Dollar	Percent
	2013	2012	Change	Change
	(Dollars in thousands)
Non-interest expense
Salaries and employee benefits	$13,546	$12,685	$861	6.8%
Acquisition costs	—	242	(242)	(100.0)
Advertising	666	379	287	75.7
Occupancy and equipment	1,830	2,009	(179)	(8.9)
Outside professional services	682	578	104	18.0
Regulatory assessments	629	668	(39)	(5.8)
Data processing	1,733	1,530	203	13.3
Office operations	1,603	1,834	(231)	(12.6)
Other	1,484	1,285	199	15.5
	$22,173	$21,210	$963	4.5%

The increase in non-interest expense for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, was primarily due to an $861,000 increase in salaries and employee benefits expense, which was partially offset by acquisition costs of $242,000 recognized in the 2012 period with no corresponding costs in the 2013 period. The increase in salaries and employee benefits expenses primarily reflected increased health benefit costs, as well as an increase in share-based compensation expense for the comparable periods due to additional share-based grants in 2013 and a rise in the price of the Company's stock, which impacts expense amounts. The increases in advertising and data processing expense for the three months ended September 30, 2013, compared to the same period in 2012, were incurred as the Company continues to make investments in its infrastructure to support its commercial banking strategy.

Income Tax Expense. For the three months ended September 30, 2013, we recognized income tax expense of $4.2 million on our pre-tax income, which was an effective tax rate of 33.8%, compared to income tax expense of $6.1 million, which was an effective tax rate of 35.0%, for the three months ended September 30, 2012. The decrease in the effective tax rate was primarily due to permanent book-tax differences.
Comparison of Results of Operation for the Nine Months Ended September 30, 2013 and 2012

General. Net income for the nine months ended September 30, 2013, was $24.4 million, a decrease of $436,000, or 1.8%, from net income of $24.9 million for the nine months ended September 30, 2012. The decrease in net income was driven by a $6.2 million decrease in non-interest income, which was partially offset by an increase in net interest income of $3.9 million, a $1.2 million decrease in non-interest expense, and a $573,000 decrease in the provision for loan losses. Basic and diluted earnings per share for the nine months ended September 30, 2013, were $0.64, a $0.06 decrease from $0.70 for the nine months ended September 30, 2012.

Interest Income. Interest income increased by $1.1 million, or 1.1%, to $102.6 million for the nine months ended September 30, 2013, from $101.5 million for the nine months ended September 30, 2012.

	Nine Months Ended September 30,		Dollar	Percent
	2013	2012	Change	Change
	(Dollars in thousands)
Interest and dividend income
Loans, including fees	$93,334	$87,349	$5,985	6.9%
Securities	8,768	13,678	(4,910)	(35.9)
Interest-bearing deposits in other financial institutions	88	86	2	2.3
FHLB and Federal Reserve Bank stock	400	398	2	0.5
	$102,590	$101,511	$1,079	1.1%

The increase in interest income for the nine months ended September 30, 2013, compared to the same period in 2012, was primarily due to a $6.0 million, or 6.9%, increase in interest income on loans. The average balance of commercial real estate loans increased by $246.5 million for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, driving the $7.2 million increase in interest income earned on this portfolio. Additionally, the average balance of commercial and industrial loans for the nine months ended September 30, 2013, increased by $158.5 million from the same period in 2012, leading to a $4.3 million increase in interest income earned on the commercial and industrial portfolio. These increases were partially offset by reduced volume in the consumer and Warehouse Purchase Program loan categories, as well as lower yields earned on all loan portfolios. The average yield on loans for the nine months ended September 30, 2013, decreased by 36 basis points, to 5.00% for the nine months ended September 30, 2013, from 5.36% for the same period in 2012.

Interest earned on securities declined $4.9 million, or 35.9%, primarily due to the sale of securities and normal paydowns, as well as a reduction in the yield earned on securities. Overall, the yield on interest-earning assets decreased by one basis point to 4.27% for the nine months ended September 30, 2013, compared to the 2012 period.

    Interest Expense. Interest expense decreased by $2.8 million, or 16.1%, to $14.4 million for the nine months ended September 30, 2013, from $17.2 million for the nine months ended September 30, 2012.

	Nine Months Ended September 30,		Dollar	Percent
	2013	2012	Change	Change
	(Dollars in thousands)
Interest expense
Deposits	$7,293	$9,132	$(1,839)	(20.1)%
FHLB advances	6,530	7,384	(854)	(11.6)
Repurchase agreement	610	671	(61)	(9.1)
Other borrowings	6	29	(23)	(79.3)
	$14,439	$17,216	$(2,777)	(16.1)%

The decrease in interest expense for the nine months ended September 30, 2013, compared to the same period in 2012, was primarily caused by a $1.8 million, or 20.1%, decrease in the interest expense paid on deposits, as well as an $854,000 decrease in the interest expense paid on FHLB advances. The average rate paid on interest-bearing demand deposits declined by 40 basis points to 0.40% for the nine months ended September 30, 2013, from 0.80% for the nine months ended September 30, 2012, which primarily resulted in the $1.5 million decrease in interest expense paid on interest-bearing demand deposits. Additionally, interest expense on time accounts decreased by $395,000, primarily resulting from a $39.6 million decline in the average balance during the nine months ended September 30, 2013, compared to the same period in 2012. The average balances of FHLB advances and other borrowings declined by $81.5 million, or 11.6%, from the comparable prior year period, primarily due to lower Warehouse Purchase Program balances during the 2013 period, of which a portion was strategically funded with short term advances. Average interest- bearing liabilities decreased by $112.7 million to $2.4 billion for the nine months ended September 30, 2013, compared to $2.5 billion for the same period in 2012, while the average cost of interest-bearing liabilities declined by 11 basis points to 0.80% for the nine months ended September 30, 2013.

Net Interest Income. Net interest income increased by $3.9 million, or 4.6%, to $88.2 million for the nine months ended September 30, 2013, from $84.3 million for the nine months ended September 30, 2012. The net interest margin increased 12 basis points to 3.67% for the nine months ended September 30, 2013, from 3.55% for the same period last year. The net interest rate spread increased ten basis points to 3.47% for the nine months ended September 30, 2013, from 3.37% for the same period last year. The increases in the net interest margin and spread were primarily attributable to changes in the earning asset mix, as we shifted assets into higher-yielding commercial loans and away from lower-yielding securities, as well as lower deposit rates. Accretion of interest related to the Highlands acquisition contributed nine basis points to the net interest margin for the nine months ended September 30, 2013.

Provision for Loan Losses. The provision for loan losses was $2.6 million for the nine months ended September 30, 2013, a decrease of $573,000, or 18.2%, from $3.2 million for the nine months ended September 30, 2012. Net charge-offs totaled $1.8 million for the nine months ended September 30, 2013, compared to $808,000 for the nine months ended September 30, 2012. Charge-off totals for the nine months ended September 30, 2013, included charge-offs related to two commercial real estate participation loans that totaled $716,000, which settled the remaining balance of the loans. These two loans previously had $941,000 of reserves allocated, which resulted in a net reduction of reserves totaling $225,000. We believe that our credit quality has continued to improve due to sound underwriting of new transactions, enhancements in loan oversight, and improved economic conditions in our market area.

Non-interest Income. Non-interest income decreased by $6.2 million, or 27.0%, to $16.8 million for the nine months ended September 30, 2013, from $23.1 million for the nine months ended September 30, 2012.

	Nine Months Ended September 30,		Dollar	Percent
	2013	2012	Change	Change
	(Dollars in thousands)
Non-interest income
Service charges and fees	$13,519	$13,950	$(431)	(3.1)%
Other charges and fees	691	437	254	58.1
Net gain on sale of mortgage loans	—	5,436	(5,436)	N/M [1]
Bank-owned life insurance income	463	484	(21)	(4.3)
Gain (loss) on sale of available for sale securities	(177)	1,014	(1,191)	N/M [1]
Gain on sale and disposition of assets	715	50	665	N/M [1]
Impairment of goodwill	—	(818)	818	N/M [1]
Other	1,617	2,509	(892)	(35.6)
	$16,828	$23,062	$(6,234)	(27.0)%
¹ N/M - not meaningful

The decrease in non-interest income for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, was primarily attributable to a $5.4 million gain on the sale of mortgage loans recorded in 2012 with no comparable gain in the 2013 period, and a $1.2 million reduction in the gain on the sale of available for sale securities from the prior year comparable period. The Company no longer sells one- to four- family real estate loans due to the sale of ViewPoint Mortgage in the third quarter of 2012. The $177,000 loss on the sale of available for sale securities recorded in the 2013 period was related to securities sold because their increasing prepayment speeds were no longer consistent with portfolio strategy.
Additionally, other non-interest income for the nine months ended September 30, 2012, included $1.8 million related to an increase in the value of an investment in a community development-oriented private equity fund used for Community Reinvestment Act purposes, compared to a gain of $825,000 on the investment for the comparable 2013 period. These gains recorded in the 2012 period were partially offset by an $818,000 goodwill impairment charge recorded in the second quarter of 2012 due to the sale of ViewPoint Mortgage, as well as a $665,000 increase in gain on sale and disposition of assets for the nine months ended September 30, 2013, compared to the same period last year, primarily due to gains on the disposition of purchased credit impaired loans (acquired from Highlands) during the 2013 period, as well as write-offs of ViewPoint Mortgage assets recorded during the 2012 period.

Non-interest Expense. Non-interest expense decreased by $1.2 million, or 1.9%, to $64.7 million for the nine months ended September 30, 2013, from $66.0 million for the nine months ended September 30, 2012.

	Nine Months Ended September 30,		Dollar	Percent
	2013	2012	Change	Change
	(Dollars in thousands)
Non-interest expense
Salaries and employee benefits	$38,989	$38,519	$470	1.2%
Acquisition costs	—	4,127	(4,127)	N/M [1]
Advertising	1,930	1,154	776	67.2
Occupancy and equipment	5,558	5,431	127	2.3
Outside professional services	1,936	1,752	184	10.5
Regulatory assessments	1,858	1,873	(15)	(0.8)
Data processing	4,980	4,392	588	13.4
Office operations	5,002	5,313	(311)	(5.9)
Other	4,496	3,424	1,072	31.3
	$64,749	$65,985	$(1,236)	(1.9)%
¹ N/M - not meaningful

The decrease in non-interest expense for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, was primarily due to acquisition costs of $4.1 million recorded during the 2012 period with no comparable expense recorded during the same period in 2013. The decrease was partially offset by a $1.1 million increase in other non-interest expense, which was primarily due to $400,000 in director retirement payments made during the 2013 period. The increases in advertising and data processing expense for the nine months ended September 30, 2013, compared to the same period in 2012, were incurred as the Company continues to make investments in its infrastructure to support its commercial banking strategy.
The $470,000 increase in salaries and employee benefits expense for the nine months ended September 30, 2013, compared to the same period in 2012, was primarily attributable to increased health benefit costs, as well as an increase in share-based compensation expense for the comparable periods due to additional share-based grants in 2013 and a rise in the price of the Company's stock, which impacts expense amounts. These increases were partially offset by savings resulting from the sale of ViewPoint Mortgage, as well as severance costs incurred during the 2012 period due to the Highlands acquisition and the sale of ViewPoint Mortgage.
Income Tax Expense. For the nine months ended September 30, 2013, we recognized income tax expense of $13.2 million on our pre-tax income, which was an effective tax rate of 35.1%, compared to income tax expense of $13.3 million, which was an effective tax rate of 34.9%, for the nine months ended September 30, 2012. The increase in the effective tax rate was primarily due to permanent book-tax differences.
Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following tables present for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, expressed both in dollars and rates. Also presented are the weighted average yields on interest earning assets, rates paid on interest bearing liabilities and the resultant spread. All average balances are daily average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended September 30,
	2013			2012
	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$1,007,449	$13,841	5.50%	$762,521	$12,286	6.44%
Commercial and industrial	337,583	3,711	4.40	206,509	2,967	5.75
Consumer real estate	453,939	5,840	5.15	550,341	7,430	5.40
Other consumer	51,414	796	6.19	63,142	952	6.03
Warehouse Purchase Program loans held for sale	685,852	6,617	3.86	875,666	8,919	4.07
ViewPoint Mortgage loans held for sale	—	—	—	11,077	185	6.68
Less: deferred fees and allowance for loan loss	(18,982)	—	—	(19,113)	—	—
Loans receivable [1]	2,517,255	30,805	4.90	2,450,143	32,739	5.34
Agency mortgage-backed securities	303,316	1,523	2.01	340,991	1,864	2.19
Agency collateralized mortgage obligations	225,946	794	1.41	470,203	1,724	1.47
Investment securities	75,271	588	3.12	56,948	501	3.52
FHLB and FRB stock	35,508	133	1.50	46,676	151	1.29
Interest-earning deposit accounts	54,860	32	0.23	49,740	29	0.23
Total interest-earning assets	3,212,156	33,875	4.22	3,414,701	37,008	4.34
Non-interest-earning assets	178,681			192,400
Total assets	$3,390,837			$3,607,101
Interest-bearing liabilities:
Interest-bearing demand	$448,241	438	0.39	$474,342	721	0.61
Savings and money market	892,355	617	0.28	894,916	611	0.27
Time	458,431	1,356	1.18	476,666	1,324	1.11
Borrowings	587,651	2,276	1.55	863,949	2,733	1.27
Total interest-bearing liabilities	2,386,678	4,687	0.79	2,709,873	5,389	0.80
Non-interest-bearing demand	405,344			338,074
Non-interest-bearing liabilities	60,914			45,723
Total liabilities	2,852,936			3,093,670
Total shareholders’ equity	537,901			513,431
Total liabilities and shareholders’ equity	$3,390,837			$3,607,101
Net interest income and margin		$29,188	3.63%		$31,619	3.70%
Net interest income and margin (tax-equivalent basis) [2]		$29,390	3.66%		$31,793	3.72%
Net interest rate spread			3.43%			3.54%
Net earning assets	$825,478			$704,828
Average interest-earning assets to average interest-bearing liabilities	134.59%			126.01%
[1]	Calculated net of deferred fees, loan discounts, loans in process and allowance for loan losses.
[2]
In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for 2013 and 2012. Tax-exempt investments and loans had an average balance of $69.5 million and $52.2 million for the three months ended September 30, 2013 and 2012, respectively.

	Nine Months Ended September 30,
	2013			2012
	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$936,695	$40,250	5.73%	$690,228	$33,028	6.38%
Commercial and industrial	312,625	10,814	4.61	154,086	6,551	5.67
Consumer real estate	478,190	18,675	5.21	546,071	22,065	5.39
Other consumer	54,091	2,429	5.99	58,679	2,705	6.15
Warehouse Purchase Program loans held for sale	726,363	21,166	3.89	725,807	22,320	4.10
ViewPoint Mortgage loans held for sale	—	—	—	17,892	680	5.07
Less: deferred fees and allowance for loan loss	(18,297)	—	—	(17,914)	—	—
Loans receivable [1]	2,489,667	93,334	5.00	2,174,849	87,349	5.36
Agency mortgage-backed securities	306,650	4,589	2.00	339,356	6,221	2.44
Agency collateralized mortgage obligations	255,984	2,546	1.33	512,436	5,953	1.55
Investment securities	66,181	1,633	3.29	57,102	1,504	3.51
FHLB and FRB stock	36,087	400	1.48	38,432	398	1.38
Interest-earning deposit accounts	51,591	88	0.23	41,356	86	0.28
Total interest-earning assets	3,206,160	102,590	4.27	3,163,531	101,511	4.28
Non-interest-earning assets	183,234			174,363
Total assets	$3,389,394			$3,337,894
Interest-bearing liabilities:
Interest-bearing demand	$457,624	1,374	0.40	$484,495	2,890	0.80
Savings and money market	884,571	1,806	0.27	849,284	1,734	0.27
Time	453,234	4,113	1.21	492,838	4,508	1.22
Borrowings	619,184	7,146	1.54	700,684	8,084	1.54
Total interest-bearing liabilities	2,414,613	14,439	0.80	2,527,301	17,216	0.91
Non-interest-bearing demand	388,932			289,355
Non-interest-bearing liabilities	52,894			44,744
Total liabilities	2,856,439			2,861,400
Total shareholders’ equity	532,955			476,494
Total liabilities and shareholders’ equity	$3,389,394			$3,337,894
Net interest income and margin		$88,151	3.67%		$84,295	3.55%
Net interest income and margin (tax-equivalent basis) [2]		$88,712	3.69%		$84,812	3.57%
Net interest rate spread			3.47%			3.37%
Net earning assets	$791,547			$636,230
Average interest-earning assets to average interest-bearing liabilities	132.78%			125.17%
[1]	Calculated net of deferred fees, loan discounts, loans in process and allowance for loan losses.
[2]
In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for 2013 and 2012. Tax-exempt investments and loans had an average balance of $61.2 million and $52.2 million for the nine months ended September 30, 2013 and 2012, respectively.

Rate/Volume Analysis
The following tables present the dollar amount of changes in interest income and interest expense for major components of interest earning assets and interest bearing liabilities. It distinguishes between the changes related to outstanding balances and those due to changes in interest rates. The change in interest attributable to rate has been determined by applying the change in rate between periods to average balances outstanding in the earlier period. The change in interest due to volume has been determined by applying the rate from the earlier period to the change in average balances outstanding between periods. Changes attributable to both rate and volume which cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Three Months Ended September 30,
	2013 versus 2012
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$3,548	$(1,993)	$1,555
Commercial and industrial	1,560	(816)	744
Consumer real estate	(1,253)	(337)	(1,590)
Other consumer	(181)	25	(156)
Warehouse Purchase Program loans held for sale	(1,851)	(451)	(2,302)
ViewPoint Mortgage loans held for sale	(185)	—	(185)
Loans receivable	1,638	(3,572)	(1,934)
Agency mortgage-backed securities	(196)	(145)	(341)
Agency collateralized mortgage obligations	(861)	(69)	(930)
Investment securities	148	(61)	87
FHLB and FRB stock	(40)	22	(18)
Interest-earning deposit accounts	3	—	3
Total interest-earning assets	692	(3,825)	(3,133)
Interest-bearing liabilities:
Interest-bearing demand	(38)	(245)	(283)
Savings and money market	(2)	8	6
Time	(52)	84	32
Borrowings	(989)	532	(457)
Total interest-bearing liabilities	(1,081)	379	(702)
Net interest income	$1,773	$(4,204)	$(2,431)

	Nine Months Ended September 30,
	2013 versus 2012
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$10,858	$(3,636)	$7,222
Commercial and industrial	5,677	(1,414)	4,263
Consumer real estate	(2,670)	(720)	(3,390)
Other consumer	(207)	(69)	(276)
Warehouse Purchase Program loans held for sale	17	(1,171)	(1,154)
ViewPoint Mortgage loans held for sale	(680)	—	(680)
Loans receivable	12,995	(7,010)	5,985
Agency mortgage-backed securities	(562)	(1,070)	(1,632)
Agency collateralized mortgage obligations	(2,646)	(761)	(3,407)
Investment securities	228	(99)	129
FHLB and FRB stock	(25)	27	2
Interest-earning deposit accounts	19	(17)	2
Total interest-earning assets	10,009	(8,930)	1,079
Interest-bearing liabilities:
Interest-bearing demand	(152)	(1,364)	(1,516)
Savings and money market	72	—	72
Time	(360)	(35)	(395)
Borrowings	(941)	3	(938)
Total interest-bearing liabilities	(1,381)	(1,396)	(2,777)
Net interest income	$11,390	$(7,534)	$3,856

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
In addition to the primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of September 30, 2013, the Company had an additional borrowing capacity of $441.1 million with the FHLB, down from $683.0 million at December 31, 2012. The FHLB no longer includes the Warehouse Purchase Program loans under the blanket lien. Also, at September 30, 2013, the Company had $140.0 million in federal funds lines of credit available with other financial institutions. The Company may also use the discount window at the Federal Reserve Bank as a source of short-term funding. Federal Reserve Bank borrowing capacity varies based upon securities pledged to the discount window line. As of September 30, 2013, securities pledged had a collateral value of $74.8 million.
As of September 30, 2013, the Company had classified 46.2% of its securities portfolio as available for sale (including pledged securities), providing an additional source of liquidity. Management believes that because active markets exist and our securities portfolio is of high quality, our available for sale securities are marketable. Participations in loans we originate, including portions of commercial real estate loans, are sold to create another source of liquidity and to manage borrower concentration risk as well as interest rate risk.
Liquidity management is both a daily and long-term function of business management. Short term excess liquidity is generally placed in short-term investments, such as overnight deposits at the Federal Reserve Bank and correspondent banks. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities.
The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. The Company's primary source of funds consists of the net proceeds retained by the Company from our initial public offering in 2006 and our “second-step” offering in July 2010. We also have the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At September 30, 2013, the Company (on an unconsolidated basis) had liquid assets of $45.6 million.
The Company uses its sources of funds primarily to meet its expenses, pay maturing deposits and fund withdrawals, and to fund loan commitments. Total approved loan commitments (including Warehouse Purchase Program maximum aggregate purchased amounts, unused lines of credit and letters of credit) amounted to $1.12 billion and $500.2 million at September 30, 2013, and December 31, 2012, respectively. It is management's policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Company. Certificates of deposit scheduled to mature in one year or less at September 30, 2013 totaled $300.6 million with a weighted average rate of 1.25%.
During the nine months ended September 30, 2013, cash and cash equivalents increased by $5.3 million, or 7.8%, to $74.0 million as of September 30, 2013, from $68.7 million as of December 31, 2012. Cash provided by operating activities of $484.9 million offset cash used in investing activities of $160.0 million and cash used in financing activities of $319.5 million. Primary sources of cash for the nine months ended September 30, 2013 included proceeds from the sale of loans held for sale of $11.67 billion (related to our Warehouse Purchase Program), proceeds from FHLB advances of $315.0 million and maturities, prepayments and calls of available-for-sale securities of $847.4 million. Primary uses of cash for the nine months ended September 30, 2013, included loans originated or purchased for sale of $11.25 billion (related to our Warehouse Purchase Program), repayments on FHLB advances of $696.0 million and purchases of available-for-sale securities of $840.9 million.
Please see Item 1A (Risk Factors) under Part 1 of the Company's 2012 Form 10-K for information regarding liquidity risk.

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments

The following table presents our longer term, non-deposit related, contractual obligations and commitments to extend credit to our borrowers, in aggregate and by payment due dates (not including any interest amounts). In addition to the commitments below, the Company had overdraft protection available to its depositors in the amount of $84.5 million at September 30, 2013.

	September 30, 2013
	Less than One Year	One through Three Years	Four through Five Years	After Five Years	Total
	(Dollars in thousands)
Contractual obligations:
Deposits without a stated maturity	$1,748,714	$—	$—	$—	$1,748,714
Certificates of deposit	300,603	178,441	18,298	1,886	499,228
FHLB advances (gross of restructuring prepayment penalty of $2,426)	332,478	95,374	78,423	7,317	513,592
Repurchase agreement	—	—	25,000	—	25,000
Operating leases (premises)	2,410	4,842	2,317	5,334	14,903
Total contractual obligations	$2,384,205	$278,657	$124,038	$14,537	2,801,437
Off-balance sheet loan commitments: [1]
Unused commitments to extend credit	$367,037	$—	$—	$—	$367,037
Unused capacity on Warehouse Purchase Program loans	753,372	—	—	—	753,372
Letters of credit	2,418	—	—	—	2,418
Total loan commitments	$1,122,827	$—	$—	$—	1,122,827
Total contractual obligations and loan commitments					$3,924,264
[1] Loans having no stated maturity are reported in the “Less than One Year” category.

Capital Resources

The Bank and the Company are subject to minimum capital requirements imposed by the OCC and the FRB. Consistent with our goal to operate a sound and profitable organization, our policy is for the Bank and the Company to maintain “well-capitalized” status under the capital categories of the OCC and the FRB. Based on capital levels at September 30, 2013, and December 31, 2012, the Bank and the Company were considered to be well-capitalized.

At September 30, 2013, the Bank's equity totaled $438.2 million. The Company's consolidated equity totaled $540.1 million, or 16.0% of total assets, at September 30, 2013. Beginning with the March 2013 reporting cycle, the capital ratios presented below reflect a risk weighting change from 50% to 100% on our Warehouse Purchase Program loans. In April 2013, the Federal Financial Institutions Examination Council issued Supplemental Instructions for the March 31, 2013 Call Report, which clarified the regulators' position on the risk-weighting of these types of loans.

	Actual		Required for Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2013	(Dollars in Thousands)
Total risk-based capital
the Company	$527,743	19.88%	$212,364	8.00%	265,455	10.00%
the Bank	425,856	16.04	212,338	8.00	265,423	10.00
Tier 1 risk-based capital
the Company	508,874	19.17	106,182	4.00	159,273	6.00
the Bank	406,987	15.33	106,169	4.00	159,254	6.00
Tier 1 leverage
the Company	508,874	15.17	134,138	4.00	167,673	5.00
the Bank	406,987	12.14	134,131	4.00	167,664	5.00

December 31, 2012
Total risk-based capital
the Company	$505,566	22.47%	$179,957	8.00%	$224,947	10.00%
the Bank	404,562	18.00	179,847	8.00	224,809	10.00
Tier 1 risk-based capital
the Company	487,515	21.67	89,979	4.00	134,968	6.00
the Bank	386,511	17.19	89,923	4.00	134,885	6.00
Tier 1 leverage
the Company	487,515	13.97	139,620	4.00	174,525	5.00
the Bank	386,511	11.08	139,595	4.00	174,493	5.00

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
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
As part of its efforts to monitor and manage interest rate risk, the Bank uses the economic value of equity (“EVE”) methodology adopted by the OCC as part of its capital regulations. In essence, the EVE approach calculates the difference between the present value of expected cash flows from assets and liabilities, including off balance sheet agreements in various interest rate environments. In addition to monitoring selected measures of EVE, management also calculates and monitors potential effects on net interest income resulting from increases or decreases in market interest rates. This approach uses the earnings at risk (“EAR”) methodology adopted by the OCC as part of its capital regulations. EAR calculates estimated net interest income using a flat balance sheet approach over a twelve month time horizon. The EAR process is used in conjunction with EVE measures to identify interest rate risk on both a global and account level basis. Management and the Board of Directors review EVE and EAR measurements at least quarterly to determine whether the Bank's interest rate exposure is within the limits established by the Board of Directors.

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
As illustrated in the tables below, the Bank was within policy limits for all scenarios tested. The tables presented below, as of September 30, 2013, and December 31, 2012, are internal analyses of our interest rate risk as measured by changes in EVE and EAR for instantaneous, parallel, and sustained shifts for all market rates and yield curves, in 100 basis point increments, up 400 basis points and down 100 basis points.
A research study of the Bank’s non-maturity deposit accounts has been completed and was updated in the second quarter of 2013. In this study, decay rates, repricing betas, and customer behavior were analyzed over time on an individual account level basis. The results were aggregated by product, with recommendations which were subsequently implemented. The recommendations were based on internal analysis of historical customer behavior on an individual account level basis and include prospective assumptions for customer behavior in a rising rate environment. The results of this analysis and prospective assumptions are faster decay rates and higher betas for some non-maturity deposit products. Implementing these changes resulted in a shift in EVE impact for a parallel, instantaneous, and sustained changed in market rates, from an increase in market rates positively impacting EVE to an increase having a negative impact. The change in EVE sensitivity for September 30, 2013, is primarily due to the updated assumptions for decay rates and betas of non- maturity deposits.
As illustrated in the tables below, our EVE is modeled to be negatively impacted by a parallel, instantaneous, and sustained increase in market rates. Such an increase in rates indicates a negative impact to EVE as a result of the duration of assets, including loans and investments, extending longer than the duration of liabilities, primarily deposit accounts and FHLB borrowings, in rising rate environments. As interest rates rise, the market value of loans and investments decline more due to longer maturities and fixed rates. As illustrated in the table below at September 30, 2013, our EAR would be positively impacted by a parallel, instantaneous, and sustained increase in market rates of 200, 300 or 400 basis points. As market interest rates rise and variable loan rates move above their floors, the interest rate repricing of variable rate and maturing loans and securities increases net interest income.

September 30, 2013
Change in Interest Rates in Basis Points	Economic Value of Equity				Earnings at Risk (12 months)
	Estimated EVE	Estimated Increase / (Decrease) in EVE		EVE Ratio %	Estimated Net Interest Income	Increase / (Decrease) in Estimated Net Interest Income
	$ Amount	$ Change	% Change		$ Amount	$ Change	% Change
	(Dollars in thousands)
400	551,655	(41,896)	(7.06)	17.41	126,433	10,517	9.07
300	567,961	(25,590)	(4.31)	17.56	122,130	6,214	5.36
200	578,354	(15,197)	(2.56)	17.55	117,802	1,886	1.63
100	588,138	(5,413)	(0.91)	17.50	113,942	(1,974)	(1.70)
—	593,551	—	—	17.33	115,916	—	—
(100)	587,285	(6,266)	(1.06)	16.85	114,198	(1,718)	(1.48)

December 31, 2012
Change in Interest Rates in Basis Points	Economic Value of Equity				Earnings at Risk (12 months)
	Estimated EVE	Estimated Increase / (Decrease) in EVE		EVE Ratio %	Estimated Net Interest Income	Increase / (Decrease) in Estimated Net Interest Income
	$ Amount	$ Change	% Change		$ Amount	$ Change	% Change
	(Dollars in thousands)
400	534,416	18,473	3.58	15.40	140,514	11,608	9.01
300	541,071	25,128	4.87	15.31	134,215	5,309	4.12
200	541,636	25,693	4.98	15.07	127,916	(990)	(0.77)
100	534,009	18,066	3.50	14.62	125,333	(3,573)	(2.77)
—	515,943	—	—	13.94	128,906	—	—
(100)	493,055	(22,888)	(4.44)	13.15	127,524	(1,382)	(1.07)

The Bank's EVE was $593.6 million, or 17.33%, of the market value of portfolio assets as of September 30, 2013, a $77.6 million increase from $515.9 million, or 13.94%, of the market value of portfolio assets as of December 31, 2012. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $15.2 million decrease in our EVE at September 30, 2013, compared to a $25.7 million increase at December 31, 2012, and would result in a 22 basis point increase in our EVE ratio to 17.55% at September 30, 2013, as compared to a 113 basis point increase to 15.07% at December 31, 2012. An immediate 100 basis point decrease in market interest rates would result in a $6.3 million decrease in our EVE at September 30, 2013, compared to a $22.9 million decrease at December 31, 2012, and would result in a 48 basis point decrease in our EVE ratio to 16.85% at September 30, 2013, as compared to a 79 basis point decrease in our EVE ratio to 13.15% at December 31, 2012.
The Bank's EAR for the twelve months beginning September 30, 2013 is measured at $115.9 million, compared to $128.9 million for the twelve months beginning December 31, 2012. Based on the assumptions utilized, an immediate 200 basis point increase in market rates would result in a $1.9 million, or 1.63%, increase in net interest income for the twelve months beginning September 30, 2013, compared to a $990,000, or 0.77%, decrease for the twelve months beginning December 31, 2012. An immediate 100 basis point decrease in market rates would result in a $1.7 million decrease in net interest income for the twelve months beginning September 30, 2013, compared to a $1.4 million decrease for the twelve months beginning December 31, 2012.
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

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2013. Based on that evaluation, the Company's Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company's internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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
The Company did not repurchase any of its common stock during the quarter ended September 30, 2013.

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

10.2	ViewPoint Bank Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, as amended (File No. 0-24566-01))

10.3
Amended and Restated ViewPoint Bank Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1, as amended (File No. 0-24566-01))

10.4	2013 Executive Annual Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on March 6, 2013 (File No. 001-34737))

Exhibit
Number	Description

10.5
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

10.7
Form of Director's Agreement between the Registrant and James B. McCarley (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on March 6, 2013 (File No. 001-34737))

10.8
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

11	Statement regarding computation of per share earnings (See Note 2 of the Condensed Notes to Unaudited Consolidated Interim Financial Statements included in this Form 10-Q).

31.1	Rule 13a — 14(a)/15d — 14(a) Certification (Chief Executive Officer)

31.2	Rule 13a — 14(a)/15d — 14(a) Certification (Principal Financial Officer)

32	Section 1350 Certifications

101*
The following materials from the ViewPoint Financial Group, Inc. Annual Report on Form 10-Q for the quarter ended September 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (vi) the Consolidated Statements of Cash Flows and (vii) related notes.

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
ViewPoint Financial Group, Inc.
(Registrant)

Date:	November 12, 2013	By:	/s/ Kevin J. Hanigan
Kevin J. Hanigan,
President and Chief Executive Officer
(Duly Authorized Officer)

Date:	November 12, 2013	By:	/s/ Kari J. Anderson
Kari J. Anderson,
Chief Accounting Officer
(Interim Principal Financial Officer)

EXHIBIT INDEX
Exhibits:

31.1	Certification of the Chief Executive Officer
31.2	Certification of the Principal Financial Officer
32.0	Section 1350 Certifications
101*
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Condensed Notes to Unaudited Consolidated Interim Financial Statements.*

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.