Form 10-K
period 2013-12-31
ViewPoint Financial Group Inc.
filed 2014-02-26
CIK 1487052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant was $807.7 million as of June 30, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter. Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are “affiliates”.
There were issued and outstanding 39,943,680 shares of the Registrant’s common stock as of February 24, 2014
DOCUMENTS INCORPORATED BY REFERENCE: None

VIEWPOINT FINANCIAL GROUP, INC.
FORM 10-K
December 31, 2013

PART I

Item 1.	Business
Special Note Regarding Forward-Looking Statements

When used in filings by ViewPoint Financial Group, Inc. (the “Company,” “we,” “our” or "ViewPoint" in these financial statements) with the Securities and Exchange Commission (the “SEC”) in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “intends” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected, including, among other things: the expected cost savings, synergies and other financial benefits from the ViewPoint Financial Group - LegacyTexas Group merger might not be realized within the expected time frames or at all and costs or difficulties relating to integration matters might be greater than expected, the requisite regulatory approvals and the approval of the shareholders of LegacyTexas Group might not be obtained or other conditions to completion of the merger set forth in the merger agreement might not be satisfied or waived; changes in economic conditions; fluctuations in interest rates; the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; the Company's ability to access cost-effective funding; fluctuations in real estate values and both residential and commercial real estate market conditions; demand for loans and deposits in the Company's market area; the industry-wide decline in mortgage production; competition; changes in management's business strategies; our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we have acquired or may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; results of examinations of us by the Board of Governors of the Federal Reserve System and our bank subsidiary by the Office of the Comptroller of the Currency or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including the revenue impact from, and any mitigation actions taken in response, to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”); changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and the other risks set forth under Risk Factors under Item 1A. of this Form 10-K. The factors listed above could materially affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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
On November 25, 2013, the Company and LegacyTexas Group, Inc. (“LegacyTexas”) announced that they had entered into a definitive merger agreement whereby LegacyTexas will merge into ViewPoint and, immediately thereafter, ViewPoint’s bank subsidiary, ViewPoint Bank, N.A., will merge into LegacyTexas’ subsidiary bank, LegacyTexas Bank. Under the terms of the agreement, ViewPoint will issue 7.85 million shares of ViewPoint common stock plus approximately $115 million in cash for all the outstanding stock of LegacyTexas. Each LegacyTexas shareholder will have the right to elect to receive either ViewPoint stock or cash, subject to proration as specified in the merger agreement. The Company and LegacyTexas expect to complete the transaction in the second quarter of 2014, after receipt of regulatory approvals, the approval of the LegacyTexas Group shareholders and the satisfaction of other customary closing conditions.

On June 5, 2012, the Bank and ViewPoint Bankers Mortgage, Inc. (doing business as ViewPoint Mortgage) ("VPM"), our wholly owned mortgage banking subsidiary, entered into an agreement (the “Agreement”) with Highlands Residential Mortgage, Ltd. (no relation to Highlands) (“HRM”) to sell substantially all of the assets of VPM to HRM (the "VPM sale"). The terms of the Agreement provided for HRM, subject to certain conditions contained in the Agreement, (i) to purchase VPM's loan pipeline and all of VPM's existing construction loan portfolio, together with certain furniture, fixtures and equipment, (ii) assume substantially all of VPM's loan production office leases and its equipment leases, (iii) hire no less than 95% of the current VPM employees and satisfactorily release VPM from certain employment contracts, and (iv) make additional earn out payments to VPB. Following completion of the sale, the Agreement provided an opportunity for the Bank to partner with HRM to continue providing the Bank's customers with residential mortgage services. The transaction closed in the third quarter of 2012.
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
Over the past year, we have continued to successfully transition our lending activities from a predominantly consumer driven model to become a more diversified organization by emphasizing four key business line initiatives: 1) commercial real estate lending, 2) commercial and industrial lending, 3) consumer banking and 4)Warehouse Purchase Program, through which we provide funding for unaffiliated mortgage originators through our purchase of participation interests in mortgage loans in the secondary market. During 2013, a new energy focus was initiated in the commercial and industrial lending portfolio, as experienced lenders from our market area were added to the organization. This effort resulted in the improved diversification of the overall loan portfolio, and improved the sensitivity of our interest-earning assets. Our added Treasury Management emphasis provides depository products and services to our commercial customers and serves as a catalyst for deposit growth.

•	Maintaining our historically high asset quality
We believe that asset quality is a key to long-term financial success. We seek to maintain high asset quality and moderate credit risk by strictly adhering to our lending policies, which have historically resulted in low charge-off ratios and low levels of non-performing assets. We intend to continue our efforts to grow and diversify our loan portfolio and to adhere to sound credit management principles.

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
Market Areas
We are headquartered in Plano, Texas, and have 31 full-service branches, 29 located in our primary market area, the Dallas/Fort Worth Metroplex, and two First National Bank of Jacksboro locations in Jack and Wise Counties in Texas. We also have one commercial loan production office located in Houston. Based on the most recent branch deposit data provided by the FDIC (as of June 2013), we ranked fourth in deposit share in Collin County, with 7.98% of total deposits, and eleventh in the Dallas/Fort Worth Metropolitan Statistical Area, with 1.15% of total deposits.
Our market area includes a diverse population of management, professional and sales personnel, office employees, manufacturing and transportation workers, service industry workers, government employees and self-employed individuals. The population includes a skilled work force with a wide range of education levels and ethnic backgrounds. Major employment sectors include financial services, manufacturing, education, health and social services, retail trades, transportation and professional services. There were 18 companies headquartered in the Dallas/Fort Worth Metroplex included on the Fortune 500 list for 2013, giving our market area the sixth-highest concentration of such companies among U.S. metropolitan areas. Large employers headquartered in our market area include Exxon Mobil, AT&T, Kimberly-Clark, Dr. Pepper/Snapple, AMR, Texas Instruments, J.C. Penney, Dean Foods and Southwest Airlines.
For December 2013, the Dallas/Fort Worth Metroplex reported an unemployment rate (not seasonally adjusted) of 5.40%, compared to the national average of 6.50% (source is Bureau of Labor Statistics Local Area Unemployment Statistics Unemployment Rates for Metropolitan Areas, using the Dallas-Fort Worth-Arlington, Texas Metropolitan Statistical Area.)

Lending Activities
The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and discounts and allowances for losses) as of the dates indicated.

	December 31,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Loans held for investment:
Commercial real estate	$1,091,200	53.23%	$825,340	48.81%	$583,487	47.51%	$478,928	43.26%	$453,604	40.44%
Commercial and industrial:
Commercial	425,030	20.73	245,799	14.54	54,479	4.44	39,279	3.55	27,983	2.49
Warehouse lines of credit	14,400	0.70	32,726	1.94	16,141	1.31	—	—	—	—
Total commercial and industrial	439,430	21.43	278,525	16.48	70,620	5.75	39,279	3.55	27,983	2.49
Construction and land
Commercial construction and land	27,619	1.35	14,568	0.86	1,841	0.15	712	0.06	879	0.08
Consumer construction and land	2,628	0.13	6,614	0.39	10,011	0.82	14,179	1.28	8,249	0.74
Total construction and land	30,247	1.48	21,182	1.25	11,852	0.97	14,891	1.34	9,128	0.82
Consumer:
Consumer real estate	441,226	21.53	506,642	29.97	510,899	41.60	506,570	45.76	536,019	47.79
Other consumer	47,799	2.33	59,080	3.49	51,170	4.17	67,366	6.09	94,895	8.46
Total consumer	489,025	23.86	565,722	33.46	562,069	45.77	573,936	51.85	630,914	56.25

Gross loans held for investment, excluding Warehouse Purchase Program	2,049,902	100.00%	1,690,769	100.00%	1,228,028	100.00%	1,107,034	100.00%	1,121,629	100.00%
Net of:
Deferred fees and discounts, net	(1,267)		486		516		(73)		(1,160)
Allowance for loan losses	(19,358)		(18,051)		(17,487)		(14,847)		(12,310)
Net loans held for investment, excluding Warehouse Purchase Program	2,029,277		1,673,204		1,211,057		1,092,114		1,108,159
Warehouse Purchase Program	673,470		1,060,720		800,935		460,912		311,374
Total loans held for investment, net	$2,702,747		$2,733,924		$2,011,992		$1,553,026		$1,419,533

Loans held for sale:
ViewPoint Mortgage	$—		$—		$33,417		$31,073		$30,057

The following table shows the composition of our loan portfolio by fixed and adjustable rate as of the dates indicated.

	December 31,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed rate loans:
Commercial real estate	$564,312	27.53%	$445,885	26.37%	$308,820	25.15%	$299,706	27.07%	$284,741	25.39%
Commercial and industrial	76,002	3.71	46,805	2.77	25,408	2.07	26,744	2.42	10,901	0.97
Construction and land	8,948	0.43	4,662	0.28	1,966	0.16	2,887	0.26	2,054	0.18
Consumer:
Consumer real estate	326,122	15.91	383,879	22.70	389,064	31.68	377,276	34.08	386,124	34.43
Other consumer	38,705	1.89	49,035	2.90	40,549	3.30	50,229	4.54	76,102	6.78
Total consumer	364,827	17.80	432,914	25.60	429,613	34.98	427,505	38.62	462,226	41.21
Total fixed rate loans	1,014,089	49.47	930,266	55.02	765,807	62.36	756,842	68.37	759,922	67.75
Adjustable rate loans:
Commercial real estate	526,888	25.70	379,455	22.44	274,667	22.37	179,222	16.19	168,863	15.06
Commercial and industrial [1]	363,428	17.73	231,720	13.71	45,212	3.68	12,535	1.13	17,082	1.52
Construction and land	21,299	1.04	16,520	0.98	9,886	0.81	12,004	1.08	7,074	0.63
Consumer:
Consumer real estate	115,104	5.62	122,763	7.26	121,835	9.92	129,294	11.68	149,895	13.36
Other consumer	9,094	0.44	10,045	0.59	10,621	0.86	17,137	1.55	18,793	1.68
Total consumer	124,198	6.06	132,808	7.85	132,456	10.78	146,431	13.23	168,688	15.04
Total adjustable rate loans	1,035,813	50.53	760,503	44.98	462,221	37.64	350,192	31.63	361,707	32.25
Gross loans held for investment, excluding Warehouse Purchase Program	2,049,902	100.00%	1,690,769	100.00%	1,228,028	100.00%	1,107,034	100.00%	1,121,629	100.00%
Net of:
Deferred fees and discounts, net	(1,267)		486		516		(73)		(1,160)
Allowance for loan losses	(19,358)		(18,051)		(17,487)		(14,847)		(12,310)
Net loans held for investment, excluding Warehouse Purchase Program	$2,029,277		$1,673,204		$1,211,057		$1,092,114		$1,108,159

Warehouse Purchase Program:
Fixed rate loans	$234	0.03%	$—	—%	$—	—%	$—	—%	$—	—%
Adjustable rate loans	673,236	99.97	1,060,720	100.00	800,935	100.00	460,912	100.00	311,374	100.00
Total Warehouse Purchase Program	$673,470	100.00%	$1,060,720	100.00%	$800,935	100.00%	$460,912	100.00%	$311,374	100.00%

Loans held for investment, net	$2,702,747		$2,733,924		$2,011,992		$1,553,026		$1,419,533

Loans held for sale:
ViewPoint Mortgage	$—		$—		$33,417		$31,073		$30,057
1 Includes warehouse lines of credit, which are classified as secured commercial lines of credit.

The following schedules illustrate the contractual maturity and repricing information for the commercial and industrial and the construction and land portion of our loan portfolio at December 31, 2013. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. Purchased credit impaired loans are reported at their contractual interest rate. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Due During Years Ending December 31,
	2014 [1]	2015 - 2018	2019 and following	Total
Commercial and industrial	$270,599	$152,831	$16,000	$439,430
Construction and land	11,132	11,882	7,233	30,247
1 Includes demand loans and loans having no stated maturity

Maturities after One Year
Loans with fixed interest rates	$58,960
Loans with floating or adjustable interest rates	128,986
Lending Authority. The Company's Chief Credit Officer can approve secured loans up to $2 million and unsecured loans up to $500,000, while the Company's Chief Executive Officer can approve either secured or unsecured loans up to $3 million. The Management Loan Committee has authority to approve loans over these signature authority amounts.

At December 31, 2013, under federal regulation, the maximum amount we could lend to any one borrower and borrower's related entities was approximately $64.7 million. Our five largest relationships, excluding Warehouse Purchase Program customers, consisted of 16 loans that totaled $228.1 million, or 11.1% of total loans held for investment, at December 31, 2013. The 16 loans making up this total were all secured by commercial real estate, with property types primarily being office, retail and multifamily in nature. The majority of property locations are in Texas, with primary and secondary market exposure. The largest relationship contains five loans totaling $56.1 million secured by office buildings. All of the aforementioned loans were performing in accordance with their terms at December 31, 2013.
Commercial Real Estate Lending. The commercial real estate lending initiative began in 2003 with the Company purchasing participations from financial institutions on a variety of investor owned commercial projects. This business model evolved into what is ongoing today: direct relationships with primarily regional owners of commercial retail and office projects occupied by local, regional, and national tenants. Although the Company has financed other project types (multifamily, industrial, mixed use, etc.) these other project types do not constitute a significant concentration of the commercial real estate portfolio. Our commercial real estate projects are primarily located in Texas, with the majority of the projects being located in major metropolitan markets, such as Dallas, Fort Worth, and Houston.
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

The Company's reliance on loan structures that emphasize upfront equity rather than back-end guaranty of payment provides multiple benefits to the Company, most driven by the lower initial loan balance. For example, the lower loan balance typically drives the initial loan to value ratio of each project well below regulatory requirements for commercial projects. This lower ratio also provides a cushion in case appraised values drop as a result of reduced occupancy, reduced cash flow, or increased capitalization rates. The low loan balance also aids in achieving a higher debt yield ratio (net operating income to loan amount), and a higher debt service coverage ratio (net operating income to debt service requirement), both important metrics for the Company. Escrows for taxes and insurance are typically maintained for loans in this portfolio, as well as funds for tenant improvement or leasing commissions as anticipated. Regular financial information is gathered to stay apprised of the financial status of the project. Although a guaranty of payment is not utilized on these transactions, the Company does require annual statements on the sponsors in order to identify other projects likely to cause financial hardship to our borrower.

This portfolio also includes a smaller portion of commercial real estate loans to owner occupied businesses. These loans are typically characterized by higher loan to value ratios than our other commercial real estate loans but generally come with an unlimited guaranty of payment from the company owner(s). At December 31, 2013, the commercial real estate lending portfolio totaled $1.09 billion.
Commercial and Industrial Lending. The establishment of the energy lending group is the most recent Company lending initiative. The addition of a staff of experienced loan officers has generated a sizable loan portfolio of loans secured by deeds of trust on proven oil and gas production.

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
At December 31, 2013, the commercial and industrial lending portfolio (excluding warehouse lines of credit) totaled $425.0 million, including the energy loans referenced above.
Warehouse Purchase Program. The Warehouse Purchase Program, which the Company initiated in July 2008, allows unaffiliated mortgage originators to close one- to four-family real estate loans in their own name and manage its cash flow needs until the loans are sold to investors. The Company purchases a 100% participation interest in the mortgage loans originated by our mortgage banking company customers. The mortgage banking company has no obligation to offer and we have no obligation to purchase these participation interests. The mortgage banking company closes mortgage loans consistent with underwriting standards established by approved investors and once the loan closes, our participation interest is delivered by us to the investor selected by the originator and approved by the Company.
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

Warehouse Purchase Program maximum aggregate outstanding purchases range in size from $10 million to $55 million, with the "house limit" set at $55 million. The maximum aggregate outstanding purchases are priced using a combined base rate and a risk premium set for both product type (Prime, Jumbo, etc.) and age of the loan. The typical maximum aggregate outstanding purchase includes the payment guaranty of company owners holding significant ownership positions, along with non-interest bearing pledged deposits in line with the maximum aggregate outstanding purchase limit. Typical covenants include minimum tangible net worth, maximum leverage and minimum liquidity. As loans age, the Company requires loan paydowns to reduce the Company's risk involving loans that are not purchased by investors on a timely basis.

At December 31, 2013, the Company had 45 mortgage banking company customers with maximum aggregate outstanding amounts of $1.2 billion and an actual aggregate outstanding balance of $673.5 million. The aggregate average outstanding balance during 2013 ($680.0 million) decreased over the aggregate average outstanding balance during 2012 ($771.8 million) as the volume of refinanced loans decreased. The average mortgage loan being purchased by the Company reflects a blend of both Conforming and Government loan characteristics, including an average loan to value (LTV) of 85%, an average credit score of 723 and an average loan size of $227,000. These characteristics illustrate the lower risk profile of loans purchased under the Warehouse Purchase Program.
Consumer Real Estate Lending. The Company's consumer real estate lending portfolio consists of one- to four-family real estate and home equity/home improvement loans, and at December 31, 2013, this loan portfolio totaled $441.2 million. The Company has continued its partnership with Highlands Residential Mortgage (HRM) to provide one- to four-

family residential mortgage services to its customers through a referral program. The Company periodically purchases one- to four- family loans from HRM and other correspondents on both a servicing retained and servicing released basis.
All of our home equity loans are secured by Texas real estate. Under Texas law, home equity borrowers are allowed to borrow a maximum of 80% (combined LTV of the first lien, if any, plus the home equity loan) of the fair market value of their primary residence. The same 80% combined LTV maximum applies to home equity lines of credit, with the home equity line further limited to 50% of the fair market value of the home. As a result, our home equity loans and home equity lines of credit have low LTV ratios compared to similar loans in most other states. Home equity lines of credit are originated with an adjustable rate of interest based on the Wall Street Journal Prime (“Prime”) rate of interest plus a margin. Home equity lines of credit have up to a ten year draw period and amounts may be re-borrowed after payment at any time during the draw period. While the rate of interest continues to float, once the draw period has lapsed, the payment is amortized over a ten year period based on the loan balance at that time.
Other Consumer Lending. We offer a variety of secured and unsecured consumer loans, including new and used automobile loans, recreational vehicle loans and loans secured by savings deposits. We originate our consumer loans primarily in our market areas. At December 31, 2013, our other consumer loan portfolio totaled $47.8 million.
Loan Originations, Purchases, Sales, Repayments and Servicing
The Company attempts to meet the needs of the markets it serves by originating thoroughly analyzed and documented loans to both businesses and consumers. These loans typically involve a direct relationship with the borrower, owner(s), and management of the borrowing entity in an attempt to better identify borrower needs and better identify risks to the Company that must be mitigated in the loan structure. It is not unusual for a loan request to be so large as to exceed the Company's house limit for transaction size, or for the Company to have an existing concentration to a particular borrower or industry, such that a smaller loan size is preferred.
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

When a participation arrangement is unacceptable to the financial partner and a direct relationship with the borrower is the only structure acceptable, a syndication arrangement is often formed. In a syndication arrangement the financial partner has a direct relationship with the borrower and has its own documents, with terms that mirror those of the other banks in the syndication group. Just like in a participation, the financial partner shares pro-rata in collateral, but because syndication partners are essentially equal in rights and responsibilities there is usually a designated partner responsible for administering the flow of funds and information between the parties. The Company has entered into the sale of both participations and syndications from warehouse, commercial real estate, and commercial and industrial borrowers in an attempt to meet our borrower's needs and stay within our own risk tolerances.

The Company has also entered into the purchase of both participation and syndication transactions as a means of assisting our financial partners who may have encountered excess loan exposure to their own borrowers. The rights and remedies of these purchases are essentially the same as outlined above for the sale of a participation or syndication. A participation purchased would give the Company little to no access to our financial partner's borrower and we would have to accept the terms outlined and documents used for that borrower.

In 2013, the Company sold $55.0 million and purchased $209.0 million in participations and syndications.
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

Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at December 31, 2013. There were no past due Warehouse Purchase Program loans at December 31, 2013.

	Loans Delinquent For: [1]
	30-89 Days			90 Days and Over			Total Loans Delinquent 30 Days or More
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)
Commercial real estate	4	$1,867	0.17%	1	$57	0.01%	5	$1,924	0.18%
Commercial and industrial	19	4,647	1.06	10	2,835	0.64	29	7,482	1.70
Construction and land	1	152	0.50	—	—	0.00	1	152	0.50
Consumer:
Consumer real estate	118	9,874	2.24	33	3,651	0.83	151	13,525	3.07
Other consumer	66	566	1.18	4	53	0.11	70	619	1.29
Total consumer	184	10,440	2.13	37	3,704	0.76	221	14,144	2.89

Total loans	208	$17,106	0.83%	48	$6,596	0.32%	256	$23,702	1.15
1 There were no past due warehouse lines of credit or Warehouse Purchase Program loans for the period presented.
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
Troubled debt restructurings, which are accounted for under ASC 310-40, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a below market interest rate, a reduction in principal, or a longer term to maturity. All troubled debt restructurings are initially classified as nonaccruing loans, regardless of whether the loan was performing at the time it was restructured. Once a troubled debt restructuring has performed according to its modified terms for six months and the collection of future principal and interest under the revised terms is deemed probable, the Company will consider placing the loan back on accruing status. At December 31, 2013, the Company had $12.3 million in troubled debt restructurings, of which $971,000 were accruing interest and $11.4 million were classified as nonaccrual. Nonaccrual TDRs included $5.9 million attributable to two commercial real estate loans, both of which were performing in accordance with their restructured terms at December 31, 2013.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Nonaccruing loans: [1]
Commercial real estate	$7,604	$13,567	$16,076	$9,812	$4,682
Commercial and industrial	5,141	5,401	430	272	44
Construction and land	—	134	—	53	—
Consumer:
Consumer real estate	8,812	7,839	6,566	7,191	6,569
Other consumer	567	262	26	300	380
Total non-performing loans	22,124	27,203	23,098	17,628	11,675

Foreclosed assets:
Commercial real estate	102	485	1,553	2,219	3,455
Construction and land	172	177	—	—	—
Consumer:
Consumer real estate	204	1,224	733	449	462
Other consumer	2	15	7	11	—
Total foreclosed assets	480	1,901	2,293	2,679	3,917
Total non-performing assets	$22,604	$29,104	$25,391	$20,307	$15,592

Total non-performing assets as a percentage of total assets [2]	0.64%	0.79%	0.80%	0.69%	0.66%
Total non-performing loans as a percentage of total loans held for investment, excluding Warehouse Purchase Program loans [2,3]	1.08%	1.61%	1.88%	1.59%	1.04%

Performing troubled debt restructurings:
Commercial real estate	$—	$3,384	$2,860	$1,119	$—
Commercial and industrial	185	207	26	—	79
Construction and land	2	5	7	—	—
Consumer:
Consumer real estate	737	553	236	143	456
Other consumer	47	67	142	26	443
Total	$971	$4,216	$3,271	$1,288	$978
1 There were no non-performing or troubled debt restructured warehouse lines of credit or Warehouse Purchase Program loans for the periods presented.
2 Purchased credit impaired (PCI) loans, which were acquired in April 2012 in connection with the Highland's transaction, are not considered non-performing loans, and accordingly, are not included in the non-performing loans to total loans ratio as a numerator, but are included in total loans reflected in the denominator. The result is a downward trend in the ratio when compared to periods prior to 2012, assuming all other factors stay the same. Similarly, other asset quality ratios, such as the allowance for loan losses to total loans ratio, will reflect a downward trend, assuming all other factors stay the same, due to the impact of PCI loans on the denominator with no corresponding impact in the numerator. PCI loans totaled $7.4 million and $12.8 million at December 31, 2013 and 2012, respectively. At December 31, 2013, loans past due over 90 days that were still accruing interest totaled $266 and consisted entirely of PCI loans.
3 Warehouse Purchase Program loans are now reported as loans held for investment rather than as loans held for sale. Please see "Note 1 - Summary of Significant Accounting Policies, Warehouse Purchase Program Loans" for more information. Prior periods have been reclassified to conform to the current presentation.
For the year ended December 31, 2013, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms throughout the entire year amounted to $1.4 million. No interest income on these loans was recorded for the year ended December 31, 2013.

At December 31, 2013, $18.3 million in loans were individually impaired, with $2.9 million of the allowance for loan losses allocated to impaired loans at period-end (these figures do not include purchased credit impaired loans). A loan is impaired when it is probable, based on current information and events, that the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreements. Troubled debt restructurings are also considered impaired. Impaired loans are measured on an individual basis for individually significant loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses as a specific loss reserve. Please see “Comparison of Financial Condition at December 31, 2013, and December 31, 2012 — Loans” contained in Item 7 of this report for more information.
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
We regularly review the problem assets in our portfolio to determine the appropriate classification. The aggregate amount of classified assets at the dates indicated was as follows:

	At December 31,
	2013	2012
	(Dollars in thousands)
Loss	$—	$—
Doubtful	5,307	5,334
Substandard	43,827	50,351
Total classified loans	49,134	55,685
Foreclosed assets	480	1,901
Total classified assets	$49,614	$57,586

Classified assets as a percentage of equity	9.11%	11.06%
Classified assets as a percentage of assets	1.41	1.57
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
The Company has potential problem loans, considered "other loans of concern", that are currently performing and do not meet the criteria for impairment, but where there is the distinct possibility that we could sustain some loss if credit deficiencies are not corrected. These possible credit problems may result in the future inclusion of these loans in the non-performing asset categories and consisted of $19.6 million in loans that were classified as "substandard" but were still accruing interest and were not considered impaired at December 31, 2013. These loans have been considered in management's determination for loan losses.
At December 31, 2013, our allowance for loan losses was $19.4 million, or 0.94% of the total loans held for investment excluding the Warehouse Purchase Program loans. Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, reflects estimated credit losses in our loan portfolio. See Notes 1 and 6 of the Notes to Consolidated Financial Statements under Item 8 of this report.
The following table sets forth an analysis of our allowance for loan losses.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Balance at beginning of period	$18,051	$17,487	$14,847	$12,310	$9,068
Charge-offs:[1]
Commercial real estate	806	187	15	624	835
Commercial and industrial	607	1,178	470	638	720
Construction and land	31	—	—	—	—
Consumer:
Consumer real estate	416	798	487	402	514
Other consumer	621	1,039	850	1,330	2,926
Total charge-offs	2,481	3,202	1,822	2,994	4,995
Recoveries:[1]
Commercial real estate	—	—	29	—	—
Commercial and industrial	124	114	38	67	37
Construction and land	—	—	—	—	—
Consumer:
Consumer real estate	77	70	60	19	32
Other consumer	388	443	365	326	516
Total recoveries	589	627	492	412	585
Net charge-offs	1,892	2,575	1,330	2,582	4,410
Provision for loan losses	3,199	3,139	3,970	5,119	7,652
Balance at end of period	$19,358	$18,051	$17,487	$14,847	$12,310
Ratio of net charge-offs during the period to
average loans outstanding during the period	0.08%	0.11%	0.09%	0.17%	0.31%
Ratio of net charge-offs during the period to
average non-performing assets	7.32%	9.45%	5.82%	14.38%	45.34%
Allowance as a percentage of non-performing loans[2]	87.50%	66.36%	75.71%	84.22%	105.44%
Allowance as a percentage of total loans, excluding
Warehouse Purchase Program (end of period) [2]	0.94%	1.07%	1.42%	1.34%	1.10%
1 There was no net charge-off activity on Warehouse Purchase Program loans or the warehouse lines of credit during the periods presented.
2 PCI loans, which were acquired in April 2012 in connection with the Highland's transaction, are not considered non-performing loans, and accordingly, are not included in the non-performing loans to total loans ratio as a numerator, but are included in total loans reflected in the denominator. The result is a downward trend in the ratio when compared to periods prior to 2012, assuming all other factors stay the same. Similarly, other asset quality ratios, such as the allowance for loan losses to total loans ratio, will reflect a downward trend, assuming all other factors stay the same, due to the impact of PCI loans on the denominator with no corresponding impact in the numerator. PCI loans totaled $7.4 million and $12.8 million at December 31, 2013 and 2012, respectively. At December 31, 2013, loans past due over 90 days that were still accruing interest totaled $266 and consisted entirely of PCI loans.

The distribution of our allowance for losses on loans at the dates indicated is summarized below.

	December 31,
	2013		2012		2011		2010		2009
	Allocated Allowance	% [1]	Allocated Allowance	% [1]	Allocated Allowance	% [1]	Allocated Allowance	% [1]	Allocated Allowance	% [1]
	(Dollars in thousands)
Commercial real estate	$10,944	53.23%	$11,182	48.81%	$10,597	47.51%	$7,940	43.26%	$6,447	40.44%
Commercial and industrial	4,501	20.73	2,541	14.54	2,074	4.44	1,652	3.55	1,382	2.49
Warehouse lines of credit	35	0.70	33	1.94	16	1.31	—	—	—	—
Construction and land	212	1.48	149	1.25	103	0.97	123	1.34	48	0.82
Consumer:
Consumer real estate	3,280	21.53	3,528	29.97	3,991	41.60	4,129	45.76	3,071	47.79
Other consumer	386	2.33	618	3.49	706	4.17	1,003	6.09	1,362	8.46
Total	$19,358	100.00%	$18,051	100.00%	$17,487	100.00%	$14,847	100.00%	$12,310	100.00%
1 Loans outstanding as a percentage of total loans held for investment, excluding Warehouse Purchase Program loans.
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
The Chief Accounting Officer and Interim Principal Financial Officer delegates the basic responsibility for the management of our investment portfolio to the Senior Vice President/Director of Treasury and Finance, subject to the direction and guidance of the Asset/Liability Management Committee. The Senior Vice President/Director of Treasury and Finance considers various factors when making decisions, including the marketability, duration, maturity and tax consequences of the proposed investment. The amount, mix, and maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.
The general objectives of our investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to optimize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. Our investment securities currently consist primarily of agency collateralized mortgage obligations, agency mortgage-backed securities, Small Business Administration securitized loan pools consisting of only the U.S. government guaranteed portion, and Texas entity municipal bonds. These securities are of industry investment grade, possess acceptable credit risk and have an aggregate market value in excess of total amortized cost as of December 31, 2013. For more information, please see Note 5 of the Notes to Consolidated Financial Statements under Item 8 of this report and “Asset/Liability Management” under Item 7A of this report. The table below reflects the regulatory stock holdings at December 31, 2013 and associated dividends earned for the year then ended.

December 31, 2013
(Dollars in thousands)
Federal Reserve stock	$7,099
Federal Home Loan Bank stock	27,784
Total	$34,883

Year ended
December 31, 2013
Federal Reserve cash dividends	$425
Federal Home Loan Bank stock dividends	115
The following table sets forth the composition of our securities portfolio and other investments at the dates indicated. At December 31, 2013, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies or United States GSEs.

	December 31,
	2013		2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale:
SBA pools	$2,652	$2,728	$3,342	$3,448	$4,161	$4,222
Agency collateralized mortgage obligations	70,257	70,575	116,723	117,486	293,584	294,670
Agency residential mortgage-backed securities	175,693	174,709	164,023	166,100	133,907	134,853
Total available for sale	248,602	248,012	284,088	287,034	431,652	433,745

Held to maturity:
Municipal bonds	67,821	68,706	50,456	55,472	50,473	55,413
Agency collateralized mortgage obligations	118,757	121,422	186,467	189,423	269,516	274,010
Agency residential mortgage-backed securities	83,177	86,570	114,388	120,712	171,103	178,581
Agency commercial mortgage-backed securities	24,828	25,041	9,243	10,546	9,396	10,138
Total held to maturity	294,583	301,739	360,554	376,153	500,488	518,142

Total investment securities	543,185	549,751	644,642	663,187	932,140	951,887

FHLB and Federal Reserve Bank stock	34,883	34,883	45,025	45,025	37,590	37,590

Total securities	$578,068	$584,634	$689,667	$708,212	$969,730	$989,477

The composition and contractual maturities of the investment securities portfolio as of December 31, 2013, excluding FRB stock and FHLB stock, are indicated in the following table. However, it is expected that investment securities with a prepayment option will generally repay their principal in full prior to contractual maturity. Prepayment options exist for the SBA pools, agency collateralized mortgage obligations and agency mortgage-backed securities. In addition, many of the municipal bonds are callable prior to maturity. The weighted average yield is prospective and based on amortized cost.

	1 to 5 years		5 to 10 years		After 10 years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)
Available for sale:
SBA pools	$2,652	2.79%	$—	—%	$—	—%	$2,652	2.79%	$2,728
Agency residential collateralized mortgage obligations	—	—	—	—	70,257	1.49	70,257	1.49	70,575
Agency residential mortgage-backed securities	—	—	32,771	1.46	142,922	1.71	175,693	1.67	174,709
Total available for sale	2,652	2.79	32,771	1.46	213,179	1.64	248,602	1.63	248,012

Held to maturity:
Municipal bonds	7,139	3.66	20,359	3.69	40,323	3.06	67,821	3.31	68,706
Agency residential collateralized mortgage obligations	5,931	3.98	5,955	3.73	106,871	2.71	118,757	2.83	121,422
Agency residential mortgage-backed securities	1,767	4.35	40,486	3.74	40,924	3.00	83,177	3.39	86,570
Agency commercial mortgage-backed securities	—	—	24,828	2.76	—	—	24,828	2.76	25,041
Total held to maturity	14,837	3.87	91,628	3.46	188,118	2.85	294,583	3.09	301,739

Total investment securities	$17,489	3.71%	$124,399	2.94%	$401,297	2.21%	$543,185	2.42%	$549,751

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

The Company has historically been an active bidder for public fund deposits within the state of Texas. This strategy has been refined to one which will seek to attract future public funds primarily in the direct markets that we serve and only at rates that are consistent with our strategy of providing a low cost source of core funding for the Company. At December 31, 2013 and 2012, the Company's public fund deposits totaled $217.4 million and $186.5 million, respectively.
The Company has opted to provide an avenue for large depositors to maintain full FDIC insurance coverage for all deposits up to $50 million. Under an agreement with Promontory Interfinancial Network, we participate in the Certificate of Deposit Account Registry Service (CDARS®) and the Insured Cash Sweep (ICS) money market product. These are deposit-matching programs which distribute excess balances on deposit with the Company across other participating banks. In return, those participating financial institutions place their excess customer deposits with the Company in a reciprocal amount. These products are designed to enhance our ability to attract and retain customers and increase deposits by providing additional FDIC insurance for large deposits. Due to the nature of the placement of the funds, CDARS® and ICS deposits are classified as “brokered deposits” by regulatory agencies. At December 31, 2013 and 2012, we had $131.5 million and $88.5 million, respectively, in aggregate reciprocal CDARS® and ICS deposits.
The following table sets forth our deposit flows during the periods indicated.

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Opening balance	$2,177,806	$1,963,491	$2,017,550
Net deposits (withdrawals)	77,288	202,862	(76,533)
Interest	9,545	11,453	22,474

Ending balance	$2,264,639	$2,177,806	$1,963,491
Net increase (decrease)	$86,833	$214,315	$(54,059)
Percent increase (decrease)	3.99%	10.91%	(2.68)%

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered at the dates indicated.

	December 31,
	2013		2012		2011
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Transaction and Savings Deposits:
Non-interest-bearing demand	$410,933	18.15%	$357,800	16.43%	$211,670	10.78%
Interest-bearing demand	474,515	20.95	488,748	22.44	498,253	25.37
Savings and money market	904,576	39.94	880,924	40.45	759,576	38.69
Total non-certificates	1,790,024	79.04	1,727,472	79.32	1,469,499	74.84
Certificates:
0.00-1.99%	439,717	19.42	365,704	16.79	372,902	18.99
2.00-3.99%	26,380	1.16	38,991	1.79	70,875	3.61
4.00-5.99%	8,515	0.38	45,636	2.10	50,213	2.56
6.00% and over	3	—	3	—	2	—
Total certificates	474,615	20.96	450,334	20.68	493,992	25.16

Total deposits	$2,264,639	100.00%	$2,177,806	100.00%	$1,963,491	100.00%
The following table shows rate and maturity information for our certificates of deposit at December 31, 2013.

	0.00-1.99%	2.00-3.99%	4.00-5.99%	6.00% and over	Total	Percent of Total
	(Dollars in thousands)
Certificates maturing in quarter ending:
March 31, 2014	$57,214	$3,530	$—	$—	$60,744	12.79%
June 30, 2014	63,916	1,418	7,921	—	73,255	15.44
September 30, 2014	71,152	1,864	208	—	73,224	15.43
December 31, 2014	57,538	3,312	369	—	61,219	12.90
March 31, 2015	29,409	1,328	—	—	30,737	6.48
June 30, 2015	20,536	1,176	—	—	21,712	4.57
September 30, 2015	84,746	2,782	—	—	87,528	18.44
December 31, 2015	22,568	1,643	—	—	24,211	5.10
Thereafter	32,637	9,327	18	3	41,985	8.85
Total	$439,716	$26,380	$8,516	$3	$474,615	100.00%

Percent of Total	92.65%	5.56%	1.79%	—%	100.00%

The following table indicates the amount of our certificates of deposit by time remaining until maturity as of December 31, 2013.

	Maturity
	3 Months or less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(Dollars in thousands)
Certificates less than $100,000	$17,584	$21,506	$27,585	$34,344	$101,019
Certificates of $100,000 or more	21,709	29,441	55,335	62,799	169,284
Public funds¹	21,451	22,308	51,523	109,030	204,312
Total certificates	$60,744	$73,255	$134,443	$206,173	$474,615
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
We may obtain advances from the FHLB of Dallas upon the security of certain loans and securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2013, we had $641.3 million in FHLB advances outstanding and the ability to borrow an additional $333.9 million. In addition to FHLB advances, the Company may also use the discount window at the Federal Reserve Bank or fed funds purchased from correspondent banks as a source of short-term funding. These funding sources were utilized during 2013 but had no balances outstanding at December 31, 2013. See Notes 13 and 14 of the Notes to Consolidated Financial Statements contained in Item 8 of this report for more information about our borrowings.
The following table sets forth the maximum month-end balance and daily average balance of FHLB advances, the repurchase agreement and other borrowings for the periods indicated.

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Maximum balance:
FHLB advances	$896,549	$938,396	$805,187
Repurchase agreement	25,000	84,817	25,000
Other borrowings	20,000	23,200	10,000
Average balance outstanding:
FHLB advances	$555,368	$680,674	$453,434
Repurchase agreement	25,000	36,398	25,000
Other borrowings	925	1,193	8,085
During 2012, the Company acquired $50.0 million in repurchase agreements in the Highlands acquisition. These agreements were unwound or matured prior to December 31, 2012.

The following table sets forth certain information as to FHLB advances, the repurchase agreement and other borrowings at the dates indicated.

	At December 31,
	2013	2012	2011
	(Dollars in thousands)
FHLB advances at end of period	$639,096	$892,208	$746,398
Repurchase agreement at end of period	25,000	25,000	25,000
Weighted average rate of FHLB advances during the period	1.53%	1.44%	2.18%
Weighted average rate of FHLB advances at end of period	1.09%	0.95%	1.21%
Weighted average rate of repurchase agreement during the period	3.22%	2.41%	3.22%
Weighted average rate of repurchase agreement at end of period	3.22%	3.22%	3.22%
Weighted average rate of other borrowings during the period	0.65%	2.78%	5.87%
How We Are Regulated
The Company was a savings and loan holding company regulated by the OTS through July 20, 2011, and thereafter, as a result of the Dodd-Frank Act, regulated by the FRB through December 18, 2011. The Bank was a federal savings bank regulated by the OTS through July 20, 2011, and thereafter, as a result of the Dodd-Frank Act, regulated by the OCC through December 18, 2011. On December 19, 2011, the Bank converted to a national bank, subject to regulation by the OCC. Due to that charter change, the Company became regulated by the FRB as a bank holding company. As a public company, the Company is subject to the regulation and reporting requirements of the SEC. Also, the Dodd-Frank Act created the Consumer Financial Protection Bureau (“CFPB”), which has broad authority to promulgate regulations intended to protect consumers with respect to financial products and services, including those provided by the Bank, and to restrict unfair, deceptive or abusive conduct by providers of consumer financial products and services. For the Bank, the OCC has examination and enforcement authority with respect to CFPB regulations.
Set forth below is a brief description of certain laws and regulations that are applicable to the Company and the Bank. This description, as well as other descriptions of laws and regulations contained in this Form 10-K, is not complete and is qualified in its entirety by reference to the applicable laws and regulations.
Legislation is introduced from time to time in the United States Congress that may affect our operations. In addition, the regulations governing the Company and the Bank may be amended from time to time by the OCC, the FRB, the FDIC, the CFPB, the SEC, or other agencies, as appropriate. Any legislative or regulatory changes, including those resulting from the Dodd-Frank Act, in the future could adversely affect our operations and financial condition.
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
To fund its operations, the OCC has established a schedule for the assessment of “supervisory fees” for all national banks. These supervisory fees are computed based on the Bank’s total assets and increase if the Bank experiences financial distress. Such fees totaled $650,000 in 2013.
FDIC Regulation and Insurance of Accounts. The Bank’s deposits are insured up to the applicable limits by the FDIC, and such insurance is backed by the full faith and credit of the United States Government. The basic deposit insurance level is generally $250,000, as specified in FDIC regulations. As insurer, the FDIC imposes deposit insurance premiums. Our deposit insurance premiums for the year ended December 31, 2013 were $1.8 million. Those premiums may increase due to strains on the FDIC deposit insurance fund due to the cost of bank failures and the number of troubled banks. Also, if the Bank experiences financial distress or operates in an unsafe or unsound manner, these deposit premiums may increase.
In accordance with the Dodd-Frank Act, the FDIC has issued regulations setting insurance premium assessments based on an institution’s total assets minus its Tier 1 capital, instead of based on its deposits. The Bank’s premiums are determined by its assignment to one of four risk categories based on capital, supervisory ratings and other factors.
As a result of a decline in the reserve ratio (the ratio of the net worth of the deposit insurance fund to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the deposit insurance fund, the FDIC required each insured institution to prepay on December 30, 2009, the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2013 (in addition to the regular quarterly assessment for the third quarter which was due on December 30, 2009). The prepaid amount was recorded as an asset with a zero risk weight and each institution continued to record quarterly expenses for deposit insurance. The prepaid FDIC premium was fully expensed during 2013.
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
Under the OCC capital regulations, the Bank must maintain a minimum leverage capital ratio of 4% Tier 1 capital to adjusted total assets. The OCC can require a higher leverage capital ratio on an individualized basis if it determines the Bank is exposed to undue or excessive risk. The Bank also must meet a minimum risk-based capital ratio of at least 8% qualifying total capital (at least 50% Tier 1 capital plus Tier 2 capital, which includes the loan loss allowance, up to 1.25% of risk-weighted assets) to risk-weighted assets. (Most balance sheet and certain off-balance sheet assets are weighted 0% to 100% based on relevant risks of types of assets).
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
To be considered well capitalized under the prompt corrective action standards, a bank must have at least a 5% leverage capital ratio, a 6% Tier 1 risk-based capital ratio and a 10% total risk-based capital ratio and no enforceable individualized capital requirement. Banks that are not well capitalized are adequately capitalized under these standards until capital ratios fall below these levels. Once a bank is not well capitalized it generally may not accept brokered deposits and is subject to limits on the rates it offers on deposits.
The FRB has established similar capital ratio requirements that apply to bank holding companies, including the Company, on a consolidated basis. To be considered well capitalized, a bank holding company must have, on a consolidated basis, at least a Tier 1 risk-based capital ratio of 6% and a total risk-based capital ratio of 10% and no enforceable individualized capital requirement.
New Capital Rules. Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), the Company and the Bank will be subject to new capital regulations adopted by the FRB and the OCC, which create a new required ratio for common equity Tier 1 ("CETl ") capital, increase the minimum leverage and Tier 1 capital ratios, change the risk-weightings of certain assets for purposes of the risk-based capital ratios, create an additional capital conservation buffer over the required capital ratios, and change what qualifies as capital for purposes of meeting the capital requirements.
Under the new capital regulations, the minimum capital ratios are: (1) a CETl capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio (the ratio of Tier 1 capital to average total adjusted assets) of 4.0%. CETl generally consists of common stock; retained earnings; accumulated other comprehensive income ("AOCI") unless we elect to exclude AOCI from regulatory capital, as discussed below; and certain minority interests; all subject to applicable regulatory adjustments and deductions.
There are a number of changes in what constitutes regulatory capital, subject to transition periods. These changes include the phasing-out of certain instruments as qualifying capital. Mortgage servicing and deferred tax assets over designated percentages of CETl will be deducted from capital. In addition, Tier 1 capital will include AOCI, which includes all unrealized gains and losses on available for sale debt and equity securities. Because of our asset size, we have the one-time option of deciding in the first quarter of 2015 whether to permanently opt-out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in our capital calculations. We are considering whether to elect this option.
The new requirements also include changes in the risk-weighting of assets to better reflect credit risk and other risk exposure. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%); and a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital.
In addition to the minimum CETl, Tier 1 and total capital ratios, the Company and the Bank will have to maintain a capital conservation buffer consisting of additional CETI capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. The new capital conservation buffer requirement is to be phased in beginning on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets will be required, which amount will each year until the buffer requirement is fully implemented on January 1, 2019.
The OCC's prompt corrective action standards change when these new capital regulations become effective. Under the new standards, in order to be considered well-capitalized, the Bank must have a ratio of CETl capital to risk-weighted assets of 6.5% (new), a ratio of Tier I capital to risk-weighted assets of 8% (increased from 6%), a ratio of total capital to risk-weighted assets of 10% (unchanged), and a leverage ratio of 5% (unchanged); and in order to be considered adequately capitalized, it must have the minimum capital ratios described above.

Although we continue to evaluate the impact that the new capital rules will have on the Company and the Bank, we anticipate that the Company and the Bank will remain well-capitalized under the new capital rules, and will meet the capital conservation buffer requirement.
Volcker Rule. Pursuant to the Dodd-Frank Act, federal banking and securities regulators issued final rules to implement Section 619 of the Dodd-Frank Act (the "Volcker Rule"). Generally, subject to a transition period and certain exceptions, the Volcker Rule restricts insured depository institutions and their affiliated companies from engaging in short-term proprietary trading of certain securities, investing in funds with collateral comprised of less than 100% loans that are not registered with the Securities and Exchange Commission ("SEC") and from engaging in hedging activities that do not hedge a specific identified risk. After the transition period, the Volcker Rule prohibitions and restrictions will apply to banking entities unless an exception applies. We are analyzing the impact of the Volcker Rule on our investment portfolio and we anticipate changes to our investment strategies, which could negatively affect our earnings.
Limitations on Dividends and Other Capital Distributions. The Company’s major source of funds consists of the net proceeds retained by the Company from our initial public offering in 2006 and our second-step public offering in 2010. We also have the ability to receive dividends or capital distributions from the Bank, our wholly owned subsidiary. In 2013, the Bank paid the Company dividends in the amount of $12.8 million. The ability of the Bank to pay dividends depends on its earnings and capital levels and may be limited by the OCC directives or orders. The Bank generally must obtain OCC approval of a dividend if the total dividends declared during the current year, including the proposed dividend, exceed net income for the current year and retained net income for the prior two years. It is the Bank’s policy to maintain a strong capital position; so, in times of financial or economic distress, the Bank will be less likely to pay dividends to the Company.
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
In July 2012, the Company sold its only operating subsidiary, VPM (please see Item 1 - General under Part 1 of this Annual Report on Form 10-K for more information). Also in 2012, the Bank dissolved its subsidiary housing the Bank’s equity investments in two community development-oriented venture capital funds, which are now housed directly in the Bank. At December 31, 2013, the Bank did not have any subsidiaries.
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

Kevin J. Hanigan. Mr. Hanigan, age 57, is a Director and Chief Executive Officer of the Company and the Bank, positions he has held since the completion of the Highlands Bank acquisition with and into the Company in April 2012. Prior to joining the Company, Mr. Hanigan was the Chairman and Chief Executive Officer of Highlands Bank, serving in those roles since 2010. Prior to joining Highlands Bank, Mr. Hanigan was employed by Guaranty Bank starting in 1996, serving in numerous capacities including Chief Lending Officer, Executive in charge of Retail Banking, and finally as Chairman and Chief Executive Officer of Guaranty Bank and its parent company, Guaranty Financial Group, Inc. Mr. Hanigan began his career with Bank of the Southwest in Houston in June 1980. Mr. Hanigan earned his undergraduate degree and Master of Business Administration from Arizona State University. With more than 30 years of experience working in the banking industry in Texas and serving as chief executive officer of several institutions, Mr. Hanigan brings outstanding leadership skills and a deep understanding of the local banking market and issues facing the banking industry.
Scott A. Almy. Mr. Almy, age 47, has served as Executive Vice President, Chief Risk Officer and General Counsel of the Company and the Bank since July 2012. Mr. Almy oversees the credit, risk, compliance, information technology, internal audit and legal functions of the Company and has more than 20 years of bank regulatory expertise. Prior to joining the Company, Mr. Almy was the managing member of a private law firm in Dallas, where he focused on regulatory and transactional matters affecting banks, bank holding companies and other financial firms. Prior to that, he spent 15 years at Guaranty Financial Group, Inc. serving as general counsel and secretary for the company and its subsidiary, Guaranty Bank. Mr. Almy has a J.D. from Texas Tech University School of Law and a B.B.A. from Texas A&M. He also completed the Executive Education Program in Advanced Risk Management at the Wharton School, University of Pennsylvania.
Kari J. Anderson. Ms. Anderson, age 42, has served as Senior Vice President, Chief Accounting Officer, Assistant Treasurer, and Interim Principal Financial Officer of the Company since August 2013. Ms. Anderson oversees the Company's finance, investment and corporate accounting operations. Ms. Anderson joined the Company in 1993 and served as the Senior Vice President, Controller and Assistant Treasurer since 2002. Ms. Anderson has over 20 years of banking and accounting experience. Ms. Anderson is a certified public accountant and holds a B.B.A. from East Texas State University.
Charles D. Eikenberg. Mr. Eikenberg, age 59, serves as Executive Vice President of Community Banking for the Company and ViewPoint Bank where he oversees the community banking, administrative operations, marketing, and retail investment functions of the Bank. He has over 35 years of experience as a Texas banker, primarily focused on consumer and retail banking. Mr. Eikenberg joined the Company as head of Community Banking in 2012 when the Company merged with Highlands Bank, where he served as Chief Retail Officer. Prior to joining Highlands, Mr. Eikenberg served as Senior Executive Vice President, Retail Banking at Guaranty Bank from 2006-2010. Prior to Guaranty he was with Bank One/Chase since 1990, serving in numerous senior positions for retail credit, investments and branch distribution. Mr. Eikenberg holds an M.B.A. from the University of Houston and a Bachelors Degree from Baylor University.
Thomas S. Swiley. Mr. Swiley, age 64, has served as Executive Vice President and Chief Lending Officer of the Company and the Bank since July 2012. Mr. Swiley oversees the Corporate Banking, Commercial Banking, Entrepreneurial Banking, Commercial Real Estate and Warehouse Lending Divisions of the Company, along with the Treasury Management Sales function. Mr. Swiley's extensive Texas banking career spans over thirty-five years, and includes six years as President, and President and Chief Operating Officer of Bank of Texas, N.A. He has also held various executive positions with other commercial banks, primarily with Bank of America and its predecessors. Mr. Swiley holds both a M.B.A. and B.B.A. from Southern Methodist University and is also a graduate of the Southwestern Graduate School of Banking.

Mark L. Williamson. Mr. Williamson, age 59, has served as Executive Vice President and Chief Credit Officer of the Company and the Bank since 2010. Mr. Williamson’s responsibilities include business and consumer underwriting, loan operations, portfolio analysis, default management, credit approval and all credit policy matters. Mr. Williamson has over 36 years of credit, lending and risk management experience in markets throughout Texas, including Dallas, Houston, Midland and Lubbock. Most recently he served as EVP and Chief Credit Officer for the Dallas and Lubbock markets of PlainsCapital Bank. Prior to that, he served in both lending and risk management capacities at Guaranty Bank and Chase Bank of Texas. Mr. Williamson holds a M.B.A. from the University of Texas Permian Basin, a B.B.A. from Texas Tech University and is a graduate of the Southwestern Graduate School of Banking.
Kevin Hanigan, Scott Almy and Charles Eikenberg all served as executive officers of Guaranty Bank and its holding company, Guaranty Financial Group, Inc. Guaranty Financial Group, Inc. filed for bankruptcy in August 2009.

On November 25, 2013, the Company entered into a definitive agreement (the “Agreement”) with LegacyTexas Group, Inc. (“LegacyTexas”), pursuant to which LegacyTexas will be merged with and into the Company (the “Merger”). The Agreement provides that J. Mays Davenport, Executive Vice President of LegacyTexas Bank, will become Executive Vice President / Chief Financial Officer of the Company effective upon the closing of the Merger. Aaron Shelby, Executive Vice President of LegacyTexas, will be named Executive Vice President of the Company.

J. Mays Davenport, age 46, has served as Executive Vice President of LegacyTexas Bank since December 2004. Mr. Davenport oversees the Marketing, Human Resource, Mortgage and Treasury Management Sales Divisions of LegacyTexas. He also serves as a Director of LegacyTexas Title and LegacyTexas Insurance Services. Mr. Davenport is a licensed Certified Public Accountant in the State of Texas and has been serving the Texas banking community for over twenty years. The first fourteen years were in the practice of public accountancy with Arthur Andersen, Grant Thornton, Fisk & Robinson and RSM McGladrey and the last nine years with LegacyTexas Bank. Mr. Davenport is a Magna Cum Laude graduate of Texas A&M University with a B.B.A. in Finance and Accounting.

Aaron Shelby, age 42, has served in credit and lending roles for LegacyTexas since 2003, where he currently serves as Executive Vice President. Mr. Shelby has served as a member of the LegacyTexas Board of Directors since 2013. Between 1999 and 2003, he served as President of Mr. Bracket, a distribution company. His prior experience includes service in both the banking and timber industries. Mr. Shelby is active in the community, currently serving on the board of directors of the Dallas Children’s Theater. He holds a B.B.A. in Finance from Santa Clara University.

Other than with respect to Mr. Davenport and Mr. Shelby, there are no arrangements or understandings between any executive officer of the Company and any other person pursuant to which such executive officer was or is to be selected as an officer.
Employees
At December 31, 2013, we had a total of 546 full-time employees and 30 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.
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
Risks Related To Our Business
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
Passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act will continue to increase our operational and compliance costs.
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
The Dodd-Frank Act created a new Consumer Financial Protection Bureau (“CFPB”) with broad powers to supervise and enforce consumer protection laws.  The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets.  Banks with $10 billion or less in assets will continue to be examined for compliance with the consumer laws and regulations of the CFPB by their primary bank regulators.  The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.  The Company does not currently have assets in excess of $10 billion, but it may at some point in the future.

 In January of 2013, the CFPB issued several final regulations and changes to certain consumer protections under existing laws.  These final rules, most of the provisions of which (including the qualified mortgage rule) become effective January 10, 2014, generally prohibit creditors from extending mortgage loans without regard for the consumer’s ability-to-repay and add restrictions and requirements to mortgage origination and servicing practices.  In addition, these rules limit prepayment penalties and require the creditor to retain evidence of compliance with the ability-to-repay requirement for three years.  Compliance with these rules will likely increase our overall regulatory compliance costs and may require changes to our underwriting practices with respect to mortgage loans.  Moreover, these rules may adversely affect the volume of mortgage loans that we underwrite and may subject us to increased potential liabilities related to such residential loan origination activities.
 The Dodd-Frank Act requires minimum leverage (Tier 1) and risk-based capital requirements for savings and loan holding companies and bank holding companies that are no less stringent than those applicable to banks, which will limit our ability to borrow at the holding company level and invest the proceeds from such borrowings as capital in the Bank, and will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities.
 The Dodd-Frank Act also broadens the base for FDIC deposit insurance assessments.  Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions, and credit unions to $250 thousand per depositor, retroactive to January 1, 2008.  The legislation also increases the required minimum reserve ratio for the DIF, from 1.15% to 1.35% of insured deposits, and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.
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
Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.
The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions. During the last year, several banking institutions have received large fines for non-compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations.
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
Our business is highly dependent on the use of certain outside vendors for our day-to-day operations, including such high level vendors as our data processing vendor, our card processing vendor and our on-line banking vendors. Our operations are exposed to risk that a vendor may not perform in accordance with established performance standards required in our agreements for any number of reasons including a change in their senior management, their financial condition, their product line or mix and how they support existing customers, or a simple change in their strategic focus. While we have comprehensive policies and procedures in place to mitigate risk at all phases of vendor management from selection, to performance monitoring and renewals, the failure of a vendor to perform in accordance with contractual agreements could be disruptive to our business, which could have a material adverse affect on our financial conditions and results of our operations.
Changes in interest rates could adversely affect our results of operations and financial condition.
As with most financial institutions, our results of operations depend substantially on our net interest income, which is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings.  Interest rates, which remain largely at historically low levels, are highly sensitive to many factors that are beyond our control such as general economic conditions and policies of the federal government, in particular the Federal Open Market Committee. Changes in monetary policy, including changes in interest rates, could influence (i) the amount of interest we receive on loans and securities, (ii) the amount of interest we pay on deposits and borrowings, (iii) our ability to originate loans and obtain deposits, (iv) the fair value of our assets and liabilities, and (v) the reinvestment risk associated with a reduced duration of our mortgage-backed securities portfolio as borrowers refinance to reduce borrowing costs. When interest-bearing liabilities reprice or mature more quickly than interest-earning assets, an increase in interest rates generally would tend to result in a decrease in net interest income.
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
Additionally, collateralized public funds are bank deposits of state and local municipalities. These deposits are required to be secured by certain investment grade securities to ensure repayment, which on the one hand tends to reduce our contingent liquidity risk by making these funds somewhat less credit sensitive, but on the other hand reduces standby liquidity by restricting the potential liquidity of the pledged collateral. Although these funds historically have been a relatively stable source of funds for us, availability depends on the individual municipality's fiscal policies and cash flow needs.
Our growth or future losses may require us to raise additional capital in the future, but that capital may not be available when it is needed or the cost of that capital may be very high.
We are required by regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our capital resources will satisfy our capital requirements for the foreseeable future. We may at some point need to raise additional capital to support continued growth or losses, both internally and through acquisitions. Any capital we obtain may result in the dilution of the interests of existing holders of our common stock.
Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time (which are outside our control) and on our financial condition and performance. Accordingly, we cannot make assurances of our ability to raise additional capital if needed, or if the terms will be acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired and our financial condition and liquidity could be materially and negatively affected.
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
We are subject to certain risks in connection with our use of technology.
Our security measures may not be sufficient to mitigate the risk of a cyber attack. Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger and virtually all other aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber attacks that could have a security impact. If one or more of these events occur, this could jeopardize our or our customers' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. We could also suffer significant reputational damage.
Security breaches in our internet banking activities could further expose us to possible liability and damage our reputation. Any compromise of our security also could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures, which could result in significant legal liability and significant damage to our reputation and our business.
Our security measures may not protect us from systems failures or interruptions. While we have established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, we outsource certain aspects of our data processing and other operational functions to certain third-party providers. If our third-party providers encounter difficulties, or if we have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely impacted. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.
The occurrence of any systems failure or interruption could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.
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
We pursue a strategy of supplementing internal growth by acquiring other financial companies or their assets and liabilities that we believe will help us fulfill our strategic objectives and enhance our earnings. There are risks associated with this strategy, including the following:
•We may be exposed to potential asset quality issues or unknown or contingent liabilities of the banks, businesses, assets, and liabilities we acquire. If these issues or liabilities exceed our estimates, our results of operations and financial condition may be materially negatively affected;
•Prices at which acquisitions can be made fluctuate with market conditions. We have experienced times during which acquisitions could not be made in specific markets at prices we considered acceptable and expect that we will experience this condition in the future;
•The acquisition of other entities generally requires integration of systems, procedures and personnel of the acquired entity into our company to make the transaction economically successful. This integration process is complicated and time consuming and can also be disruptive to the customers of the acquired business. If the integration process is not conducted successfully and with minimal effect on the acquired business and its customers, we may not realize the anticipated economic benefits of particular acquisitions within the expected time frame, and we may lose customers or employees of the acquired business. We may also experience greater than anticipated customer losses even if the integration process is successful.
•To the extent our costs of an acquisition exceed the fair value of the net assets acquired, the acquisition will generate goodwill.  As discussed below, we are required to assess our goodwill for impairment at least annually, and any goodwill impairment charge could have a material adverse effect on our results of operations and financial condition;
•To finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing stockholders; and
•We completed the Highlands acquisition in April 2012 which enhanced our rate of growth.  We may not be able to continue to sustain our past rate of growth or to grow at all in the future.
The success of our pending acquisition of LegacyTexas Group is dependent on uncertain factors.
The success of our pending acquisition of LegacyTexas Group, whereby LegacyTexas Group would be merged with ViewPoint Financial and ViewPoint Bank would be merged with LegacyTexas Group’s subsidiary bank, LegacyTexas Bank, is subject to a number of uncertain factors, including, but not limited to:

•Obtaining the requisite regulatory approvals in order to consummate the transactions. ViewPoint Financial and LegacyTexas Group must obtain approvals from the Federal Reserve Board and the Texas Department of Banking. Other approvals, waivers or consents from regulators may also be required. An adverse development in either party’s regulatory standing or other factors could result in an inability to obtain approval or delay their receipt. These regulators may impose conditions on the completion of the transactions. It is a condition to each company’s obligation to complete the merger that the requisite regulatory approvals be obtained without the imposition of any condition or restriction that would reasonably be expected to have a material adverse effect on, or materially and adversely affect the economic benefits to be realized by ViewPoint Financial (as the surviving corporation of the merger) and its subsidiaries, taken as a whole, after giving effect to the merger;
•Obtaining the requisite shareholder approval from LegacyTexas Group shareholders;
•Our ability to realize expected revenues, cost savings, synergies and other benefits from the acquisition within the expected time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; and
•The credit quality of loans and other assets acquired from LegacyTexas Group.
ViewPoint Financial and LegacyTexas Group have operated and, until the completion of the acquisition, will continue to operate, independently. The success of the acquisition, including anticipated benefits and cost savings, will depend, in part, on our ability to successfully combine the businesses of ViewPoint Financial and LegacyTexas Group, and their banking subsidiaries. To realize these anticipated benefits and cost savings, after the completion of the acquisition, we expect to integrate LegacyTexas Group’s business into our own. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. The loss of key employees could adversely affect our ability to successfully conduct business in the markets in which LegacyTexas Group now operates, which could have an adverse effect on ViewPoint Financial’s financial results and the value of its common stock. If we experience difficulties with the integration process, the anticipated benefits of the acquisition may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause ViewPoint Financial and/or LegacyTexas Group to lose customers or cause customers to close their accounts with ViewPoint Financial and/or LegacyTexas Group and move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources.
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
Rating agencies regularly evaluate us, based on a number of factors, some of which we control, some of which we do not including economic conditions generally affecting the economy and the financial services industry in particular. There is no assurance that we will maintain our current ratings and a credit rating downgrade could affect our ability to access capital markets, increase costs and adversely affect profitability.
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

The executive offices of the Company and the Bank are located at 1309 West 15th Street, Plano, Texas. In addition to our executive offices, we have five administrative offices, 31 full-service branches and one commercial loan production office. We own the space in which our executive offices are located and majority of the space in which our administrative offices are located. At December 31, 2013, we owned 20 of our branches, and leased the remaining facilities. The majority of our branches are located in the Dallas/ Fort Worth Metroplex in Texas, and include the cities of Addison, Allen, Carrollton, Coppell, Dallas, Plano, Euless, Flower Mound, Frisco, Garland, Grand Prairie, Grapevine, McKinney, Richardson and Wylie. We also own two First National Bank of Jacksboro locations in Jack and Wise Counties in Texas. We have one commercial loan production office located in Houston, Texas. We lease our Warehouse Purchase Program office located in Littleton, Colorado. The net book value of our investment in premises, equipment and leaseholds, excluding computer equipment, was approximately $49.4 million at December 31, 2013. We believe that our current administrative and executive facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company. In July 2012, due to the VPM sale, the seven remaining VPM loan production offices were transitioned to HRM and are no longer operated by the Company.
We currently utilize IBM and FiServ Signature in-house data processing systems. The net book value of all of our data processing and computer equipment at December 31, 2013, was $3.9 million.
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
Our common stock is listed on the NASDAQ Global Select Market under the symbol “VPFG”. There were 1,931 holders of record of our common stock as of February 24, 2014.

The following table presents quarterly market high and low closing sales price information and cash dividends per share declared for our common stock for the two years ended December 31, 2013.

	Market Price Range		Dividends
	High	Low	Declared
2013
Quarter ended March 31, 2013	$21.75	$19.94	$—	[1]
Quarter ended June 30, 2013	20.81	17.97	0.10
Quarter ended September 30, 2013	22.34	19.62	0.10
Quarter ended December 31, 2013	27.66	20.30	0.12

2012
Quarter ended March 31, 2012	$15.65	$13.19	$0.06
Quarter ended June 30, 2012	16.72	14.79	0.06
Quarter ended September 30, 2012	19.50	15.88	0.08
Quarter ended December 31, 2012	21.80	19.30	0.20	[1]
1 The $0.10 per share dividend for the first quarter of 2013 was prepaid in December 2012.
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
Stock Repurchases
On August 22, 2012, the Company announced its intention to repurchase up to 5% of its total common shares outstanding, or approximately 1,978,871 shares. The stock repurchase program, which was open-ended, commenced on August 27, 2012, and allowed the Company to repurchase its shares from time to time in the open market and in negotiated transactions, depending upon market conditions. The Board of Directors of the Company also authorized management to enter into a trading plan with Sandler O'Neill & Partners, LP in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to facilitate repurchases of its common stock pursuant to the above- mentioned stock repurchase program. The share repurchases under the plan were halted as a result of the Company’s announced acquisition of LegacyTexas Group, Inc. which automatically triggered termination of the Company’s trading plan with Sandler O’Neill & Partners, LP. Prior to termination on November 25, 2013, 83,800 shares were repurchased during 2013 at a weighted average price per share of $18.55. There were no repurchases of common stock in 2012 or during the quarter ended December 31, 2013.

Equity Compensation Plans
Set forth below is information, at December 31, 2013, regarding the Company's equity compensation plans, both of which were approved by the Company's shareholders.

	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price	Number of Securities Remaining Available for Issuance under Plans[1]
2007 Equity Incentive Plan	1,173,618	$18.16	198,945
2012 Equity Incentive Plan	—	—	1,998,350
Total	1,173,618	$18.16	2,197,295

[1] Includes 6,389 shares under the 2007 Equity Incentive Plan and 253,000 shares under the 2012 Equity Incentive Plan that may be awarded as restricted stock
Shareholder Return Performance Graph Presentation
The line graph below compares the cumulative total shareholder return on the Company’s common stock to the cumulative total return of a broad index of the NASDAQ Stock Market, a savings and loan industry index (Morningstar Savings and Cooperative Banks Index) and a regional banking index (Morningstar Banks - Regional - US) for the period December 31, 2008 through December 31, 2013. In order to provide an index that more closely resembles the Company's commercial banking strategy, we have included the Morningstar Banks - Regional - US index, which includes approximately 1,000 banks throughout the United States with a commercial banking focus.
The information presented below assumes $100 was invested on December 31, 2008, in the Company’s common stock and in each of the indices and assumes the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance.

		12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
ViewPoint Financial Group, Inc.	Return %		(8.57)	15.37	13.03	64.49	33.12
	Cum $	100.00	91.43	105.49	119.23	196.12	261.07
NASDAQ Composite-Total Returns	Return %		45.34	18.13	(0.79)	17.75	40.17
	Cum $	100.00	145.34	171.70	170.34	200.57	281.14
Morningstar Savings & Cooperative Banks	Return %		(4.03)	8.34	(19.40)	26.50	35.09
	Cum $	100.00	95.97	103.97	83.81	106.01	143.21
Morningstar Banks - Regional - US	Return %		(11.56)	21.95	(9.60)	19.16	38.84
	Cum $	100.00	88.44	107.86	97.50	116.18	161.31

Item 6.	Selected Financial Data
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

	At and For the Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$3,525,232	$3,663,058	$3,180,578	$2,941,995	$2,379,504
Warehouse Purchase Program loans	673,470	1,060,720	800,935	460,912	311,374
Loans receivable, excluding Warehouse Purchase Program loans, net	2,029,277	1,673,204	1,211,057	1,092,114	1,108,159
Loans held for sale (ViewPoint Mortgage)	—	—	33,417	31,073	30,057
Securities available for sale, at fair value	248,012	287,034	433,745	717,497	484,058
Securities held to maturity, at amortized cost	294,583	360,554	500,488	432,519	254,724
FHLB and Federal Reserve Bank stock	34,883	45,025	37,590	20,569	14,147
Bank-owned life insurance	35,565	34,916	29,007	28,501	28,117
Deposits	2,264,639	2,177,806	1,963,491	2,017,550	1,796,665
Borrowings	664,096	917,208	771,398	496,219	347,504
Shareholders' equity	544,460	520,871	406,309	396,589	205,682

Selected Operations Data:
Total interest income	$137,089	$137,992	$116,224	$115,385	$107,906
Total interest expense	18,869	22,169	33,646	44,153	49,286
Net interest income	118,220	115,823	82,578	71,232	58,620
Provision for loan losses	3,199	3,139	3,970	5,119	7,652
Net interest income after provision for loan losses	115,021	112,684	78,608	66,113	50,968
Service charges and fees	17,778	19,512	18,556	18,505	18,954
Net gain on sale of loans	—	5,436	7,639	13,041	16,591
Impairment of collateralized debt obligations	—	—	—	—	(12,246)
Gain (loss) on sale of available for sale securities	(177)	1,014	6,268	—	2,377
Other non-interest income	4,232	3,594	2,085	1,918	1,523
Total non-interest income	21,833	29,556	34,548	33,464	27,199
Total non-interest expense	88,877	87,690	75,240	73,146	74,537
Income before income tax expense	47,977	54,550	37,916	26,431	3,630
Income tax expense	16,289	19,309	11,588	8,632	960
Net income	$31,688	$35,241	$26,328	$17,799	$2,670

	At and For the Year Ended December 31,
	2013	2012	2011	2010	2009
Selected Financial Ratios and Other Data (Unaudited):
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.94%	1.04%	0.89%	0.66%	0.12%
Return on equity (ratio of net income to average equity)	5.92	7.23	6.45	5.69	1.34
Interest rate spread:
Average during period	3.51	3.43	2.65	2.49	2.37
End of period	3.36	3.18	2.48	2.20	2.29
Net interest margin	3.71	3.61	2.91	2.80	2.72
Non-interest income to operating revenue	13.74	17.64	22.91	22.48	20.13
Operating expense to average total assets	2.64	2.59	2.54	2.71	3.26
Efficiency ratio [1]	63.41	58.12	67.37	69.53	78.38
Average interest earning assets to average interest bearing liabilities	133.61	126.13	121.99	118.11	115.14
Dividend payout ratio [2]	40.33	43.84	26.28	21.70	92.58
Asset Quality Ratios:
Non-performing assets to total assets at end of period	0.64	0.79	0.80	0.69	0.66
Non-performing loans to total loans held for investment, excluding Warehouse Purchase Program loans [3]	1.08	1.61	1.88	1.59	1.04
Non-performing loans to total loans held for investment [3]	0.81	0.99	1.14	1.12	0.81
Allowance for loan losses to non-performing loans	87.50	66.36	75.71	84.22	105.44
Allowance for loan losses to total loans held for investment, excluding Warehouse Purchase Program loans [3]	0.94	1.07	1.42	1.34	1.10
Allowance for loan losses to total loans held for investment [3]	0.71	0.66	0.86	0.95	0.86
Capital Ratios:
Equity to total assets at end of period	15.44	14.22	12.77	13.48	8.64
Average equity to average assets	15.88	14.40	13.76	11.59	8.73
Other Data:
Number of branches [4]	31	31	25	23	23
Number of loan production offices	1	1	8	14	15
1 Calculated by dividing total non-interest expense by net interest income plus non-interest income, excluding gain (loss) on sale of foreclosed assets, impairment of goodwill, gains from securities transactions and other nonrecurring items.
2 In 2012, the Company prepaid the quarterly dividend for the first quarter of 2013 in December 2012, distributing an additional $0.10 per common share.
3 Warehouse Purchase Program loans are now reported as loans held for investment rather than as loans held for sale. Please see "Note 1 - Summary of Significant Accounting Policies, Warehouse Purchase Program Loans" for more information. Prior periods have been reclassified to conform to the current presentation.
4 In 2009, we opened three new full-service community bank offices in Grapevine, Frisco and Wylie. On January 2, 2009, we announced plans to expand our community banking network by opening more free-standing, full-service community bank offices and transition away from limited-service grocery store banking centers. As a result, we closed ten in-store banking centers located in Carrollton, Dallas, Garland, Plano, McKinney, Frisco and Wylie in 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
Our principal business consists of attracting retail deposits from the general public and the business community and investing those funds, along with borrowed funds, in commercial real estate, secured and unsecured commercial and industrial loans, as well as permanent loans secured by first and second mortgages on owner-occupied, one- to four-family residences and consumer loans. Additionally, we have an active program with mortgage banking companies that allows them to close one- to four-family real estate loans in their own name and manage its cash flow needs until the loans are sold to investors (the “Warehouse Purchase Program”). The Company purchases a 100% participation interest in the loans originated by our mortgage banking company customers, which are then held as one- to four- family mortgage loans. The mortgage banking company has no obligation to offer and we have no obligation to purchase these participation interests. The mortgage banking company closes mortgage loans consistent with underwriting standards established by approved investors and once the loan closes, the mortgage banking company delivers the loan to a third party investor.
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
Allowance for Loan Loss. The allowance for loan losses and related provision expense are susceptible to change if the credit quality of our loan portfolio changes, which is evidenced by many factors, including but not limited to charge-offs and non-performing loan trends. Generally, one- to four-family residential mortgage lending has a lower risk profile compared to consumer lending (such as automobile or personal line of credit loans). Commercial real estate and commercial and industrial lending, however, have higher risk profiles than consumer and one- to four- family residential mortgage loans due to these loans being larger in amount and non-homogenous in structure and term. While management uses available information to recognize losses on loans, changes, in economic conditions, the mix and size of the loan portfolio and individual borrower conditions can dramatically impact our level of allowance for loan losses in relatively short periods of time. Management believes that the allowance for loan losses is maintained at a level that represents our best estimate of inherent credit losses in the loan portfolio as of December 31, 2013.

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

Consideration is given to the length of time and the extent to which the fair value has been less than amortized cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. The Company conducts regular reviews of the bond agency ratings of securities and considers whether the securities were issued by or have principal and interest payments guaranteed by the federal government or its agencies. These reviews focus on the underlying rating of the issuer and also include the insurance or guarantee rating of securities that have an insurance or guarantee component. The ratings and financial condition of the issuers are monitored, as well as the financial condition and ratings of the insurers.
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
Comparison of Financial Condition at December 31, 2013 and December 31, 2012
General. Total assets decreased by $137.8 million, or 3.8%, to $3.53 billion at December 31, 2013, from $3.66 billion at December 31, 2012, primarily due to a $387.3 million, or 36.5%, decrease in Warehouse Purchase Program loans and a $105.0 million, or 16.2%, decrease in securities, partially offset by a $439.8 million, or 39.3%, increase in total commercial loans. The decrease in Warehouse Purchase Program loans was primarily due a decrease in refinancing activity due to a 126 basis point increase in the 10-year U.S. Treasury rate during the year, to 3.04% at December 31, 2013, from 1.78% at December 31, 2012. The decline in our securities portfolio resulted primarily from maturities, paydowns and sales of securities that were not consistent with our portfolio strategy. The proceeds from the securities paydowns and sales were re-deployed to support commercial loan growth and to build liquidity in preparation for the merger with LegacyTexas Group expected to close in the second quarter of 2014.
Loans. Gross loans, excluding Warehouse Purchase Program loans, increased by $359.1 million, or 21.2%, to $2.05 billion at December 31, 2013, from $1.69 billion at December 31, 2012.

	December 31, 2013	December 31, 2012	Dollar Change	Percent Change
	(Dollars in thousands)
Commercial real estate	$1,091,200	$825,340	$265,860	32.21%
Commercial and industrial loans:
Commercial	425,030	245,799	179,231	72.92
Warehouse lines of credit	14,400	32,726	(18,326)	(56.00)
Total commercial and industrial loans	439,430	278,525	160,905	57.77
Construction and land loans
Commercial construction and land	27,619	14,568	13,051	89.59
Consumer construction and land	2,628	6,614	(3,986)	(60.27)
Total construction and land loans	30,247	21,182	9,065	42.80
Consumer:
Consumer real estate	441,226	506,642	(65,416)	(12.91)
Other consumer	47,799	59,080	(11,281)	(19.09)
Total consumer loans	489,025	565,722	(76,697)	(13.56)
Gross loans held for investment, excluding Warehouse Purchase Program loans	2,049,902	1,690,769	359,133	21.24
Warehouse Purchase Program loans	673,470	1,060,720	(387,250)	(36.51)
Gross loans held for investment	$2,723,372	$2,751,489	$(28,117)	(1.02)%

The commercial real estate portfolio, including commercial construction and land loans, increased by $278.9 million, or 33.2%, to $1.12 billion at December 31, 2013, from $839.9 million at December 31, 2012. Our commercial real estate portfolio consists almost exclusively of loans secured by existing, multi-tenanted commercial real estate. 91% of our commercial real estate loan balances are secured by properties located in Texas.

Commercial and industrial (“C&I”) loans increased by $160.9 million, or 57.8%, to $439.4 million at December 31, 2013, from $278.5 million at December 31, 2012. The Highlands acquisition in 2012 accelerated our transition to a commercial bank. In 2013, we continued this focus, adding experienced lenders and treasury management staff and in May 2013, the Company formed the Energy Finance group. This new group focuses on providing loans to private and public oil and gas companies throughout the United States, with an emphasis on reserve-based transactions for development drilling, capital expenditures against oil and gas reserves, and acquisitions of oil and gas reserves. The group's offerings also include the Bank's full array of commercial services, including Treasury Management and Letters of Credit. At December 31, 2013, the Company had $165.7 million in energy (oil and gas) loans outstanding. Warehouse lines of credit decreased by $18.3 million, or 56.0%, to $14.4 million at December 31, 2013, from $32.7 million at December 31, 2012.

Warehouse Purchase Program loans decreased by $387.3 million, or 36.5%, to $673.5 million at December 31, 2013, from $1.06 billion at December 31, 2012. The Company purchases a 100% participation interest in the loans originated by our mortgage banking company customers, which are then held as one- to four- family mortgage loans. The mortgage banking company has no obligation to offer to sell to us and we have no obligation to purchase these participation interests. The mortgage banking company closes mortgage loans consistent with underwriting standards established by approved investors and once the loan closes, the participation interest is delivered by the Company to the investor selected by the originator and approved by the Company. Loans funded by the Warehouse Purchase Program during 2013 consisted of 57% conforming and 43% government, with properties located in 49 states (all states except New York).
The Company previously reported the Warehouse Purchase Program loans as held for sale as the Company believed that was the most meaningful presentation to our financial statement users, given the collection of the loan was based on sale of the loan. The Company has now concluded that under US GAAP these loans should be accounted for as held for investment. This correction changes the accounting for the warehouse loans from a lower of cost or market accounting method to accounting for loans under ASC 310 with any credit losses incurred as the balance sheet date recognized in the allowance for loan losses. As we had not reported any valuation decreases below cost in prior periods and we have experienced no credit losses on these loans, this correction had no impact on net income, comprehensive income, earnings per share or income taxes. Additionally, total assets and shareholders' equity remained unchanged. However, this correction does adjust the statement of cash flows by moving cash flows associated with the Warehouse Purchase Program from operating cash flows to investing cash flows.
Pertinent information regarding the Warehouse Purchase Program is reflected below:

	At and For the Year Ended December 31,
	2013	2012
	(Dollars in thousands)
Fee income generated for the year	$4,033	$4,453
Interest income generated for the year	26,304	31,521
Average outstanding balance per client	17,190	28,500
Number of clients	45	43
Range of approved maximum borrowing amounts	$5 million to $55 million	$10 million to $45 million
Average utilization	43%	65%

Consumer loans decreased by $76.7 million, or 13.6%, to $489.0 million at December 31, 2013, from $565.7 million at December 31, 2012.
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
A modified loan is considered a troubled debt restructuring (“TDR”) when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower or collateral with similar credit risk characteristics. Modifications to loan terms may include a modification of the contractual interest rate to a below-market rate (even if the modified rate is higher than the original rate), forgiveness of accrued interest, forgiveness of a portion of principal, an extended repayment period or a deed in lieu of foreclosure or other transfer of assets other than cash to fully or partially satisfy a debt. The Company's policy is to place all TDRs on nonaccrual for a minimum period of six months. Loans qualify for a return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months and the collection of principal and interest under the revised terms is deemed probable. All TDRs are considered to be impaired loans. At December 31, 2013, the Company had $12.3 million in TDRs, $971,000 were accruing interest and $11.4 million were classified as nonaccrual. Nonaccrual TDRs included $5.9 million attributable to two commercial real estate loans, both of which were performing in accordance with their restructured terms at December 31, 2013.
Our non-performing loans to total loans held for investment ratio, including Warehouse Purchase Program loans, at December 31, 2013, was 0.81%, compared to 0.99% at December 31, 2012. Non-performing loans decreased by $5.1 million to $22.1 million at December 31, 2013, from $27.2 million at December 31, 2012.
Securities. Our securities portfolio decreased by $105.0 million, or 16.2%, to $542.6 million at December 31, 2013, from $647.6 million at December 31, 2012. The decrease in our securities portfolio primarily resulted from paydowns and maturities totaling $1,291.7 million and sales of $10.6 million, which were partially offset by purchases totaling $1,206.8 million. The majority of these purchases were done for tax strategy purposes. The decline in the balances in our securities portfolio over the past year was primarily due to normal paydowns and the sale of securities that were not consistent with our portfolio strategy. The proceeds from the securities paydowns and sales were re-deployed to support commercial loan growth and to build liquidity in preparation for the merger with LegacyTexas Group expected to close in the second quarter of 2014.

Deposits. Total deposits increased by $86.8 million, or 4.0%, to $2.26 billion at December 31, 2013, from $2.18 billion at December 31, 2012.

	December 31, 2013	December 31, 2012	Dollar Change	Percent Change
	(Dollars in thousands)
Non-interest-bearing demand	$410,933	$357,800	$53,133	14.8%
Interest-bearing demand	474,515	488,748	(14,233)	(2.9)
Savings and money market	904,576	880,924	23,652	2.7
Time	474,615	450,334	24,281	5.4
Total deposits	$2,264,639	$2,177,806	$86,833	4.0%

Total deposits reflect increases in all deposit categories except for interest bearing demand deposits. Non-interest-bearing demand deposits increased $53.1 million, or 14.8%, while time deposits increased $24.3 million, or 5.4%, and savings and money market deposits increased $23.7 million, or 2.7%, compared to December 31, 2012. Non-interest-bearing demand deposits totaled $410.9 million, or 18.1%, of total deposits at December 31, 2013, reaching a new high for the category. Interest -bearing demand deposits declined $14.2 million, or 2.9%, compared to December 31, 2012. The decline in interest-bearing demand deposits included a $4.7 million decline in Absolute Checking deposits. Our deposits have grown due, in part, to the continued success the Company has experienced in executing our commercial banking strategy.
Borrowings. FHLB advances, net of a $2.2 million restructuring prepayment penalty, decreased by $253.1 million, or 28.4%, to $639.1 million at December 31, 2013, from $892.2 million at December 31, 2012. The outstanding balance of FHLB advances decreased due to reduced need as a result of lower Warehouse Purchase Program balances at December 31, 2013. At December 31, 2013, the Company was eligible to borrow an additional $333.9 million from the FHLB. Additionally, the Company was eligible to borrow $68.7 million from the Federal Reserve Bank discount window and has available federal funds lines of credit from multiple correspondent banks totaling $125.0 million. In addition to FHLB advances, at December 31, 2013, the Company had a $25.0 million outstanding repurchase agreement with Credit Suisse.
The below table shows FHLB advances by maturity and weighted average rate at the end of the period:

	Balance	Weighted Average Rate
	(Dollars in thousands)
Less than 90 days	$451,354	0.17%
90 days to less than one year	32,162	2.64
One to three years	124,042	3.10
After three to five years	28,300	4.42
After five years	5,409	5.49
	641,267	1.09%
Restructuring prepayment penalty	(2,171)
Total	$639,096

Shareholders’ Equity. Total shareholders' equity increased by $23.6 million, or 4.5%, to $544.5 million at December 31, 2013, from $520.9 million at December 31, 2012.

	December 31, 2013	December 31, 2012	Dollar Change	Percent Change
	(Dollars in thousands)
Common stock	$399	$396	$3	0.8%
Additional paid-in capital	377,657	372,168	5,489	1.5
Retained earnings	183,236	164,328	18,908	11.5
Accumulated other comprehensive income (loss)	(383)	1,895	(2,278)	(120.2)
Unearned ESOP shares	(16,449)	(17,916)	1,467	(8.2)
Total shareholders’ equity	$544,460	$520,871	$23,589	4.5%
The increase in shareholders' equity was primarily due to net income of $31.7 million recognized during 2013, partially offset by the payment of three quarterly dividends totaling $0.32 per common share and the repurchase of $1.6 million of common stock. The first quarter 2013 dividend of $0.10 per common share was paid in December 2012. The dividends reduced retained earnings by $12.8 million. 83,800 shares of common stock were repurchased during the year at an average price of $18.55 per share, resulting in reductions to common stock and additional paid-in capital.
Comparison of Results of Operation for the Years Ended December 31, 2013 and 2012

General. Net income for the year ended December 31, 2013 was $31.7 million, a decrease of $3.6 million, or 10.1%, from net income of $35.2 million for the year ended December 31, 2012. The decrease in net income was primarily driven by a $7.7 million decrease in in non-interest income and a $1.2 million increase in non-interest expense, partially offset by a $2.4 million increase in net interest income. Basic and diluted earnings per share for the year ended December 31, 2013, were $0.83, a $0.15 decrease from $0.98 for the year ended December 31, 2012.

Interest Income. Interest income decreased by $903,000, or 0.7%, to $137.1 million for the year ended December 31, 2013 from $138.0 million for the year ended December 31, 2012.

	Year Ended December 31,		Dollar	Percent
	2013	2012	Change	Change
	(Dollars in thousands)
Interest and dividend income
Loans, including fees	$124,522	$120,596	$3,926	3.3%
Securities	11,913	16,741	(4,828)	(28.8)
Interest-bearing deposits in other financial institutions	126	117	9	7.7
FHLB and Federal Reserve Bank stock	528	538	(10)	(1.9)
	$137,089	$137,992	$(903)	(0.7)%

The decrease in interest income for the year ended December 31, 2013, compared to the year ended December 31, 2012, was primarily due to a $4.8 million, or 28.8%, decrease in interest income earned on securities, partially offset by a $3.9 million, or 3.3%, increase in interest income on loans. The decline in interest income earned on securities was primarily due to the sale of securities and normal paydowns, reducing the average balance of securities for the comparable periods. Overall, the average balance of securities fell $242.0 million to $612.3 million during the twelve months ended December 31, 2013, while the average yield on securities decreased one basis point to 1.95% for the year ended December 31, 2013, from 1.96% for the year ended December 31, 2012.

Growth in the commercial loan portfolio, which includes commercial real estate, commercial and industrial loans, and commercial construction loans, drove the increase in interest income on loans as the average balances of commercial loans increased $400.4 million to $1.30 billion during the year ended December 31, 2013 compared to average balances of $904.3 million during 2012. The growth in commercial lending was partially offset by a $91.8 million decline in the average balance of Warehouse Purchase Program loans to $680.0 million for year ended December 31, 2013 compared to average balances of $771.8 million for the same period in 2012. Average yields on the commercial loan portfolio fell 71 basis points, to 5.43%, while yields on the Warehouse Purchase Program declined 21 basis points, to 3.87%. Accretion associated with the Highlands acquisition contributed $3.1 million in interest income during the year ended December 31, 2013 compared to $3.8 million during 2012. The average balance of commercial real estate loans increased by $252.9 million during the year ended December 31, 2013, compared to the year ended December 31, 2012, contributing to a $9.8 million increase in interest income. The average balance of C&I loans for the year ended December 31, 2013, increased by $147.5 million from 2012, contributing to a $5.5 million increase in interest income.

Interest Expense. Interest expense decreased by $3.3 million, or 14.9%, to $18.9 million for the year ended December 31, 2013, from $22.2 million for the year ended December 31, 2012.

	Year Ended December 31,		Dollar	Percent
	2013	2012	Change	Change
	(Dollars in thousands)
Interest expense
Deposits	$9,545	$11,453	$(1,908)	(16.7)%
FHLB advances	8,503	9,807	(1,304)	(13.3)
Repurchase agreement	816	876	(60)	(6.8)
Other borrowings	5	33	(28)	(84.8)
	$18,869	$22,169	$(3,300)	(14.9)%

The decrease was primarily caused by a $1.9 million, or 16.7%, decrease in the interest expense paid on deposits. The decrease in interest expense on deposits was partially due to a $1.6 million decrease in interest expense on interest-bearing demand deposit accounts, as a result of a 31 basis point decline in the average rate to 0.40%, as well as, a $22.0 million decline in the average balances during the year ended December 31, 2013, compared to the year ended December 31, 2012. Additionally, interest expense on time deposits declined by $426,000, primarily due to a $27.5 million decrease in average balances to $459.5 million for the year ended December 31, 2013, as well as, a two basis point decline in the average rate, to 1.15% for the year ended December 31, 2013, from 1.17% for the year ended December 31, 2012. Deposit costs have continued to decline due to rate reductions in Absolute Checking and other interest-bearing accounts. Interest expense on FHLB advances decreased by $1.3 million, or 13.3%, primarily due to lower average balances of FHLB advances resulting from lower average Warehouse Purchase Program balances during the 2013 period, of which a portion was strategically funded with short-term advances.

Net Interest Income. Net interest income increased by $2.4 million, or 2.1%, to $118.2 million for the year ended December 31, 2013, from $115.8 million for the year ended December 31, 2012. The net interest margin increased 10 basis points to 3.71% for the year ended December 31, 2013, from 3.61% for the same period last year. The net interest rate spread increased eight basis points to 3.51% for the year ended December 31, 2013, from 3.43% for the same period last year. The increase in the net interest rate margin and spread was primarily attributable to changes in the earning asset mix, lower deposit rates and the impact of the Highlands acquisition. Net of the impact of the Highlands acquisition, the net interest margin for the year ended December 31, 2013 and December 31, 2012, would have been 3.62% and 3.50%, respectively.

Provision for Loan Losses. The provision for loan losses was $3.2 million for the year ended December 31, 2013, an increase of $60,000, or 1.9%, from $3.1 million for the year ended December 31, 2012. Our credit quality has improved due to continued improvement in economic conditions in our market area, greater oversight on loan underwriting, as well as the addition of highly experienced commercial lending staff over the last few years, both through the Highlands acquisition and new hires. Net charge-offs decreased by $683,000, to $1.9 million, during the year ended December 31, 2013, compared to $2.6 million for the same period in 2012. The slight increase in the provision for loan losses during 2013, despite improved credit quality, was a result of the increase in our total loan portfolio and, in particular, our commercial loan portfolio. Our allowance for loan losses to non-performing loans ratio was 87.5% at December 31, 2013 and 66.4% at December 31, 2012.

Non-interest Income. Non-interest income decreased by $7.7 million, or 26.1%, to $21.8 million for the year ended December 31, 2013, from $29.6 million for the year ended December 31, 2012.

	Year Ended December 31,		Dollar	Percent
	2013	2012	Change	Change
	(Dollars in thousands)
Non-interest income
Service charges and fees	$17,778	$19,512	$(1,734)	(8.9)%
Other charges and fees	937	579	358	61.8
Net gain on sale of mortgage loans	—	5,436	(5,436)	(100.0)
Bank-owned life insurance income	649	699	(50)	(7.2)
Gain (loss) on sale of available for sale securities	(177)	1,014	(1,191)	(117.5)
Gain (loss )on sale and disposition of assets	835	(191)	1,026	(537.2)
Impairment of goodwill	—	(818)	818	(100.0)
Other	1,811	3,325	(1,514)	(45.5)
	$21,833	$29,556	$(7,723)	(26.1)%

The decrease in non-interest income included a $5.4 million decrease in net gain on sale of mortgage loans recorded during the year ended December 31, 2012, with no comparable gain recorded in the 2013 year. Additionally, service charges and fees declined $1.7 million and other non-interest income declined $1.5 million for the comparable twelve month periods ended December 31, 2013 and 2012. Service charges and fees decreased from the year ended December 31, 2012 driven by a $474,000 decline in debit card income, a $420,000 decline in Warehouse Purchase Program fees primarily due to fewer total loans funded during the 2013 period, and $334,000 in commercial loan prepayment penalty fees collected during 2012 with lower fees collected during 2013. The decrease in other non-interest income for the comparable twelve month periods was primarily due to $1.3 million in higher gains on investments in community development-oriented private equity funds used for Community Reinvestment Act purposes experienced during the year ended December 31, 2012 compared to the year ended December 31, 2013. Due to the sale of ViewPoint Mortgage ("VPM") in the third quarter of 2012, the Company recorded an $818,000 goodwill impairment charge in 2012 and no longer sells one- to four-family real estate loans.
Non-interest Expense. Non-interest expense increased by $1.2 million, or 1.4%, to $88.9 million for the year ended December 31, 2013, from $87.7 million for the year ended December 31, 2012.

	Year Ended December 31,		Dollar	Percent
	2013	2012	Change	Change
	(Dollars in thousands)
Non-interest expense
Salaries and employee benefits	$53,328	$51,719	$1,609	3.1%
Merger and acquisition costs	663	4,127	(3,464)	(83.9)
Advertising	2,690	1,753	937	53.5
Occupancy and equipment	7,675	7,365	310	4.2
Outside professional services	2,760	2,320	440	19.0
Regulatory assessments	2,477	2,534	(57)	(2.2)
Data processing	6,727	6,109	618	10.1
Office operations	6,783	7,144	(361)	(5.1)
Other	5,774	4,619	1,155	25.0
	$88,877	$87,690	$1,187	1.4%

Non-interest expense increased $1.2 million for the comparable one-year periods, primarily due to a $1.6 million increase in salaries and employee benefits, a $1.2 million increase in other non-interest expense and a $937,000 increase in advertising expense, partially offset by a $3.5 million decrease in merger and acquisition costs. Salaries and employee benefits increased during the twelve months ended December 31, 2013 when compared to 2012, primarily due to successful recruiting of high level producers and treasury management personnel which led to increased loan production and higher incentive-based pay. The continued appreciation of the Company's stock price during 2013 resulted in higher equity compensation costs.
Other non-interest expense increased primarily due to $400,000 in director retirement payments made during the 2013 year, which are reflected in other non-interest expense, and nominal increases in numerous non-interest expense categories incurred during 2013. Additionally, the increases in advertising for the year ended December 31, 2013, compared to the same period in 2012, were incurred as the Company continues to make investments in its infrastructure to support its commercial banking strategy.
The decrease in merger and acquisition costs for the comparable year periods was due to the timing of the acquisition of Highlands announced in December 2011 and completed during 2012, partially offset by the costs associated with the merger of the Company with LegacyTexas Group announced in November 2013, and expected to be completed in the second quarter of 2014.
Income Tax Expense. During the year ended December 31 2013, we recognized income tax expense of $16.3 million on our pre-tax income, which was an effective tax rate of 34.0%, compared to income tax expense of $19.3 million, which was an effective tax rate of 35.4%, for the year ended December 31, 2012. The decrease in the effective tax rate was primarily due to various individually immaterial adjustments to income tax expense recorded during the period.
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

	Year Ended December 31,		Dollar	Percent
	2012	2011	Change	Change
	(Dollars in thousands)
Interest and dividend income
Loans, including fees	$120,596	$88,238	$32,358	36.7%
Securities	16,741	27,722	(10,981)	(39.6)
Interest bearing deposits in other financial institutions	117	170	(53)	(31.2)
FHLB stock	538	94	444	472.3
	$137,992	$116,224	$21,768	18.7%

The increase in interest income for the year ended December 31, 2012, compared to the year ended December 31, 2011, was primarily due to a $32.4 million, or 36.7%, increase in interest income on loans. Accretion associated with the Highlands acquisition contributed $3.8 million to the increase for the comparable periods. Interest income on Warehouse Purchase Program loans increased $13.3 million, as the average balance increased by $356.4 million for the comparable years ended December 31, 2012 and 2011. Additionally, the average balance of commercial real estate loans increased by $201.6 million during the year ended December 31, 2012, compared to the year ended December 31, 2011, contributing an $11.1 million increase in interest income. The average balance of C&I loans for the year ended December 31, 2012, increased by $141.6 million from the same period in 2011, contributing a $7.4 million increase in interest income.

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

Provision for Loan Losses. The provision for loan losses was $3.1 million for the year ended December 31, 2012, a decrease of $831,000, or 20.9%, from $4.0 million for the year ended December 31, 2011. Our credit quality has improved due to continued improvement in economic conditions in our market area, enhancements in loan underwriting and oversight, as well as the addition of highly experienced commercial lending staff over the past year, both through the Highlands acquisition and new hires. Net charge-offs increased by $1.2 million during the year ended December 31, 2012, compared to the same period in 2011, primarily related to legacy Highlands loans (initially recorded at fair value), which had additional credit deterioration after acquisition.

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

	Year Ended December 31,		Dollar	Percent
	2012	2011	Change	Change [1]
	(Dollars in thousands)
Non-interest expense
Salaries and employee benefits	$51,719	$47,360	$4,359	9.2%
Merger/Acquisition cost	4,127	—	4,127	N/M
Advertising	1,753	1,519	234	15.4
Occupancy and equipment	7,365	5,966	1,399	23.4
Outside professional services	2,320	2,644	(324)	(12.3)
Regulatory assessments	2,534	2,401	133	5.5
Data processing	6,109	4,648	1,461	31.4
Office operations	7,144	5,972	1,172	19.6
Other	4,619	4,730	(111)	(2.3)
	$87,690	$75,240	$12,450	16.5%
1 N/M - not meaningful

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

	Year Ended December 31,
	2013			2012			2011
	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$972,088	$55,210	5.68%	$719,181	$45,429	6.32%	$517,592	$34,320	6.63%
Warehouse Purchase Program	679,986	26,304	3.87	771,767	31,522	4.08	415,334	18,243	4.39
Commercial and industrial	332,600	15,583	4.69	185,101	10,112	5.46	43,512	2,760	6.34
Consumer real estate	468,998	24,250	5.17	540,577	29,243	5.41	519,291	28,130	5.42
Other consumer	52,859	3,175	6.01	59,120	3,610	6.11	54,756	3,622	6.61
ViewPoint Mortgage loans held for sale	—	—	—	13,383	680	5.08	24,199	1,163	4.81
Less: deferred fees and allowance for loan loss	(18,727)	—	—	(18,269)	—	—	(15,697)	—	—
Loans receivable [1]	2,487,804	124,522	5.01	2,270,860	120,596	5.31	1,558,987	88,238	5.66
Agency mortgage-backed securities	301,916	6,156	2.04	331,308	7,833	2.36	455,552	12,583	2.76
Agency collateralized mortgage obligations	242,171	3,545	1.46	466,394	6,909	1.48	666,861	12,940	1.94
Investment securities	68,208	2,212	3.24	56,603	1,999	3.53	62,410	2,199	3.52
FHLB and FRB stock	34,426	528	1.53	39,548	538	1.36	21,468	94	0.44
Interest earning deposit accounts	54,771	126	0.23	43,669	117	0.27	68,007	170	0.25
Total interest-earning assets	3,189,296	137,089	4.30	3,208,382	137,992	4.30	2,833,285	116,224	4.10
Non-interest-earning assets	182,229			177,717			134,562
Total assets	$3,371,525			$3,386,099			$2,967,847
Interest-bearing liabilities:
Interest-bearing demand	$457,210	1,811	0.40	$479,209	3,391	0.71	$469,715	8,309	1.77
Savings and money market	888,969	2,438	0.27	859,119	2,340	0.27	738,503	3,466	0.47
Time	459,538	5,296	1.15	487,040	5,722	1.17	627,736	10,699	1.70
Borrowings	581,293	9,324	1.60	718,265	10,716	1.49	486,519	11,172	2.30
Total interest-bearing liabilities	2,387,010	18,869	0.79	2,543,633	22,169	0.87	2,322,473	33,646	1.45
Non-interest-bearing demand	392,752			306,788			195,278
Non-interest-bearing liabilities	56,437			48,076			41,832
Total liabilities	2,836,199			2,898,497			2,559,583
Total shareholders’ equity	535,326			487,602			408,264
Total liabilities and shareholders’ equity	$3,371,525			$3,386,099			$2,967,847
Net interest income and margin		$118,220	3.71%		$115,823	3.61%		$82,578	2.91%
Net interest income and margin (tax-equivalent basis) [2]		$118,980	3.73%		$116,510	3.63%		$83,273	2.94%
Net interest rate spread			3.51%			3.43%			2.65%
Net earning assets	$802,286			$664,749			$510,812
Average interest-earning assets to average interest-bearing liabilities	133.61%			126.13%			121.99%

[1]
Calculated net of deferred fees, loan discounts, loans in process and allowance for loan losses. Construction loans have been included in the commercial real estate and consumer real estate line items, as appropriate.

[2]
In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for 2013, 2012 and 2011. Tax-exempt investments and loans had an average balance of $63.1 million, $52.3 million and $52.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

	Year Ended December 31,
	2013 versus 2012			2012 versus 2011
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$14,723	$(4,942)	$9,781	$12,803	$(1,694)	$11,109
Warehouse Purchase Program	(3,611)	(1,607)	(5,218)	14,641	(1,362)	13,279
Commercial and industrial	7,085	(1,614)	5,471	7,786	(434)	7,352
Consumer real estate	(3,744)	(1,249)	(4,993)	1,152	(39)	1,113
Other consumer	(377)	(58)	(435)	277	(289)	(12)
ViewPoint Mortgage loans held for sale	(680)	—	(680)	(546)	63	(483)
Loans receivable [1]	13,396	(9,470)	3,926	36,113	(3,755)	32,358
Agency mortgage-backed securities	(657)	(1,020)	(1,677)	(3,108)	(1,642)	(4,750)
Agency collateralized mortgage obligations	(3,283)	(81)	(3,364)	(3,375)	(2,656)	(6,031)
Investment securities	386	(173)	213	(205)	5	(200)
FHLB and FRB stock	(74)	64	(10)	127	317	444
Interest earning deposit accounts	27	(18)	9	(64)	11	(53)
Total interest-earning assets	9,795	(10,698)	(903)	29,488	(7,720)	21,768
Interest-bearing liabilities:
Interest-bearing demand	(149)	(1,431)	(1,580)	165	(5,083)	(4,918)
Savings and money market	82	16	98	500	(1,626)	(1,126)
Time	(319)	(107)	(426)	(2,086)	(2,891)	(4,977)
Borrowings	(2,154)	762	(1,392)	4,247	(4,703)	(456)
Total interest bearing liabilities	(2,540)	(760)	(3,300)	2,826	(14,303)	(11,477)
Net interest income	$12,335	$(9,938)	$2,397	$26,662	$6,583	$33,245
1 Construction loans have been included in the commercial real estate and consumer real estate line items, as appropriate.

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
The Liquidity Committee meets monthly to monitor liquidity positions and projections, and adds liquidity contingency planning to the process by focusing on possible scenarios that would stress liquidity beyond the Bank's normal business liquidity needs. These scenarios may include macro economic and bank specific situations focusing on high probability-high impact, high probability-low impact, low probability-high impact, and low probability-low impact stressors.
Management recognizes that the events and their severity of liquidity stress leading up to and occurring during a liquidity stress event cannot be precisely defined or listed. Nevertheless, management believes that liquidity stress events can be categorized into sources and uses of liquidity, and levels of severity, with responses that apply to various situations.
In addition to the primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of December 31, 2013, the Company had an additional borrowing capacity of $333.9 million with the FHLB. Also, at December 31, 2013, the Company had $125.0 million in federal funds lines of credit available with other financial institutions. The Company may also use the discount window at the Federal Reserve Bank as a source of short-term funding. Federal Reserve Bank borrowing capacity varies based upon securities pledged to the discount window line. As of December 31, 2013, securities pledged had a collateral value of $68.7 million.
As of December 31, 2013, the Company had classified 45.7% of its securities portfolio as available for sale (including pledged securities), providing an additional source of liquidity. Management believes that because active markets exist and our securities portfolio is of high quality, our available for sale securities are marketable. Participations in loans we originate, including portions of commercial real estate loans, are sold to create another source of liquidity and to manage borrower concentration risk as well as interest rate risk.
Liquidity management is both a daily and long-term function of business management. Short term excess liquidity is generally placed in short-term investments, such as deposit accounts with correspondent banks. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities.
The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. The Company's primary source of funds consists of the net proceeds retained by the Company from our initial public offering in 2006 and our “second-step” offering in July 2010. We also have the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. In 2013, the Bank paid the Company dividends in the amount of $12.8 million. At December 31, 2013, the Company (on an unconsolidated basis) had liquid assets of $46.9 million.
The Company uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. Total approved loan commitments (including Warehouse Purchase Program commitments, unused lines of credit and letters of credit) amounted to $988.7 million and $500.2 million at December 31, 2013, and December 31, 2012, respectively. It is management's policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Company. Certificates of deposit scheduled to mature in one year or less at December 31, 2013 totaled $268.4 million with a weighted average rate of 0.75%.
During 2013, cash and cash equivalents increased by $19.3 million, or 28.1%, to $88.0 million as of December 31, 2013, from $68.7 million as of December 31, 2012. Cash provided by investing activities and operating activities of $133.0 million and $65.6 million, respectively, offset cash used by financing activities of $179.3 million. Primary sources of cash for the year ended December 31, 2013 included proceeds from pay-offs of Warehouse Purchase Program loans totaling $14.49 billion, maturities, prepayments and calls of available-for-sale securities of $1.19 billion and proceeds from FHLB advances of $447.0 million. Primary uses of cash for the year ended December 31, 2013, included originations of Warehouse Purchase Program loans totaling $14.11 billion, purchases of available-for-sale securities of $1.17 billion and repayments on FHLB advances of $700.1 million.
During 2012, cash and cash equivalents increased by $22.3 million, or 48.2%, to $68.7 million as of December 31, 2012, from $46.3 million as of December 31, 2011. Cash provided by operating activities and investing activities of $92.0 million and $24.1 million, respectively, offset cash used by financing activities of $93.8 million. Primary sources of cash for the year ended December 31, 2012 included proceeds from pay-offs of Warehouse Purchase Program loans totaling $12.35 billion, proceeds from FHLB advances of $634.0 million and maturities, prepayments and calls of available-for-sale securities totaling $614.4 million. Primary uses of cash for the year ended December 31, 2012, included originations of Warehouse Purchase Program loans totaling $12.61 billion, purchases of available-for-sale securities totaling $516.1 million and repayments on FHLB advances of $488.2 million.
Please see Item 1A (Risk Factors) under Part 1 of this Form 10-K for information regarding liquidity risk.

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments

The following table presents our contractual obligations and commitments to make future payments as of December 31, 2013. Commitments to extend credit to our borrowers are shown in aggregate and by payment due dates (not including any interest amounts). In addition to the commitments below, the Company had overdraft protection available to its depositors in the amount of $87.8 million at December 31, 2013.

	December 31, 2013
	Less than One Year	One through Three Years	Four through Five Years	After Five Years	Total
	(Dollars in thousands)
Contractual obligations:
Deposits without a stated maturity	$1,790,024	$—	$—	$—	$1,790,024
Certificates of deposit	268,441	187,252	17,021	1,901	474,615
FHLB advances (gross of restructuring prepayment penalty of $2,171)	483,516	124,042	28,300	5,409	641,267
Repurchase agreement	—	—	25,000	—	25,000
Private equity fund for Community Reinvestment Act purposes	1,780	—	—	—	1,780
Operating leases (premises)	2,447	4,799	2,100	5,166	14,512
Total contractual obligations	$2,546,208	$316,093	$72,421	$12,476	2,947,198
Off-balance sheet loan commitments: [1]
Unused commitments to extend credit	$185,659	$89,234	$96,657	$53,774	425,324
Unused capacity on Warehouse Purchase Program loans [2]	549,166	12,864	—	—	562,030
Standby letters of credit	878	176	—	300	1,354
Total loan commitments	$735,703	$102,274	$96,657	$54,074	988,708
Total contractual obligations and loan commitments					$3,935,906
1 Loans having no stated maturity are reported in the “Less than One Year” category.
2 In regards to unused capacity on Warehouse Purchase Program loans, the Company has established a maximum purchase facility amount, but reserves the right, at any time, to refuse to buy any mortgage loans offered for sale by its mortgage banking company customers for any reason in the Company's sole and absolute discretion.

Capital Resources

The Bank and the Company are subject to minimum capital requirements imposed by the OCC and the FRB. Consistent with our goal to operate a sound and profitable organization, our policy is for the Bank and the Company to maintain “well-capitalized” status under the capital categories of the OCC and the FRB. Based on capital levels at December 31, 2013 and 2012, the Bank and the Company were considered to be well-capitalized. See “How We Are Regulated - Regulatory Capital Requirements.” Beginning with the March 2013 reporting cycle, the capital ratios presented below reflect a risk weighting change from 50% to 100% on our Warehouse Purchase Program loans. In April 2013, the Federal Financial Institutions Examination Council issued Supplemental Instructions for the March 31, 2013 Call Report, which clarified the regulators' position on the risk-weighting of these types of loans.

At December 31, 2013, the Bank's equity totaled $442.6 million. The Company's consolidated equity totaled $544.5 million, or 15.4% of total assets, at December 31, 2013.

	Actual		Required for Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013	(Dollars in Thousands)
Total risk-based capital
the Company	$533,266	18.85%	$226,316	8.00%	282,895	10.00%
the Bank	431,442	15.26	226,181	8.00	282,727	10.00
Tier 1 risk-based capital
the Company	513,908	18.17	113,158	4.00	169,737	6.00
the Bank	412,084	14.58	113,091	4.00	169,636	6.00
Tier 1 leverage
the Company	513,908	15.67	131,197	4.00	163,996	5.00
the Bank	412,084	12.56	131,217	4.00	164,021	5.00

December 31, 2012
Total risk-based capital
the Company	$505,566	22.47%	$179,957	8.00%	$224,947	10.00%
the Bank	404,562	18.00	179,847	8.00	224,809	10.00
Tier 1 risk-based capital
the Company	487,515	21.67	89,979	4.00	134,968	6.00
the Bank	386,511	17.19	89,923	4.00	134,885	6.00
Tier 1 leverage
the Company	487,515	13.97	139,620	4.00	174,525	5.00
the Bank	386,511	11.08	139,595	4.00	174,493	5.00
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
As illustrated in the tables below, the Bank was within policy limits for all scenarios tested. The tables presented below, as of December 31, 2013, and 2012, are internal analyses of our interest rate risk as measured by changes in EVE and EAR for instantaneous, parallel, and sustained shifts for all market rates and yield curves, in 100 basis point increments, up 400 basis points and down 100 basis points.
As illustrated in the tables below, our EVE would be negatively impacted by a parallel, instantaneous, and sustained increase in market rates. Such an increase in rates would negatively impact EVE as a result of the duration of assets, including loans and investments, being longer than the duration of liabilities, primarily deposit accounts and FHLB borrowings. As illustrated in the table below at December 31, 2013, our EAR would be positively impacted by a parallel, instantaneous, and sustained increase in market rates of 200, 300, or 400 basis points. As market interest rates rise and variable loan rates move above their floors, the interest rate repricing of variable rate and maturing loans and securities increases net interest income.

December 31, 2013
Change in Interest Rates in Basis Points	Economic Value of Equity				Earnings at Risk (12 months)
	Estimated EVE	Estimated Increase / (Decrease) in EVE		EVE Ratio %	Estimated Net Interest Income	Increase / (Decrease) in Estimated Net Interest Income
	$ Amount	$ Change	% Change		$ Amount	$ Change	% Change
	(Dollars in thousands)
400	549,795	(51,978)	(8.64)	16.73	133,556	11,026	9.00
300	567,418	(34,355)	(5.71)	16.92	129,170	6,640	5.42
200	580,197	(21,576)	(3.59)	16.96	124,779	2,249	1.84
100	592,724	(9,049)	(1.50)	16.99	120,245	(2,285)	(1.86)
—	601,773	—	—	16.92	122,530	—	—
(100)	604,473	2,700	0.45	16.67	120,556	(1,974)	(1.61)

December 31, 2012
Change in Interest Rates in Basis Points	Economic Value of Equity				Earnings at Risk (12 months)
	Estimated EVE	Estimated Increase / (Decrease) in EVE		EVE Ratio %	Estimated Net Interest Income	Increase / (Decrease) in Estimated Net Interest Income
	$ Amount	$ Change	% Change		$ Amount	$ Change	% Change
	(Dollars in thousands)
400	534,416	18,473	3.58	15.40	140,514	11,608	9.01
300	541,071	25,128	4.87	15.31	134,215	5,309	4.12
200	541,636	25,693	4.98	15.07	127,916	(990)	(0.77)
100	534,009	18,066	3.50	14.62	125,333	(3,573)	(2.77)
—	515,943	—	—	13.94	128,906	—	—
(100)	493,055	(22,888)	(4.44)	13.15	127,524	(1,382)	(1.07)

The Bank's EVE was $601.8 million, or 16.92%, of the market value of portfolio assets as of December 31, 2013, an $85.9 million increase from $515.9 million, or 13.94%, of the market value of portfolio assets as of December 31, 2012. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $21.6 million decrease in our EVE at December 31, 2013, compared to a $25.7 million increase at December 31, 2012, and would result in a four basis point increase in our EVE ratio to 16.96% at December 31, 2013, as compared to a 113 basis point increase to 15.07% at December 31, 2012. An immediate 100 basis point decrease in market interest rates would result in a $2.7 million increase in our EVE at December 31, 2013, compared to $22.9 million decrease at December 31, 2012, and would result in a 25 basis point decrease in our EVE ratio to 16.67% at December 31, 2013, as compared to a 79 basis point decrease in our EVE ratio to 13.15% at December 31, 2012.
A research study of the bank’s non-maturity deposit accounts has been completed and was updated in the second quarter of 2013. In this study, decay rates, repricing betas, and customer behavior were analyzed over time on an individual account level basis. The results were aggregated by product, with recommendations which were subsequently implemented. The recommendations were based on internal analysis of historical customer behavior in a rising rate environment. The results of this analysis and prospective assumptions are faster decay rates and higher betas for some non-maturity deposit products. Implementing these changes resulted in a shift in EVE impact for a parallel, instantaneous, and sustained change in market rates, from an increase in market rates positively impacting EVE to an increase having a negative impact. The change in EVE sensitivity for December 31, 2013, is primarily due to the updated assumptions for decay rates and betas of non-maturity deposits.
The Bank's projected EAR for the twelve months ending December 31, 2014 is measured at $122.5 million, compared to $128.9 million for the twelve months ending December 31, 2013. Based on the assumptions utilized, an immediate 200 basis point increase in market rates would result in a $2.2 million, or 1.84%, increase in net interest income for the twelve months ending December 31, 2014, compared to a $1.0 million, or 0.77%, decrease for the twelve months ending December 31, 2013. An immediate 100 basis point decrease in market rates would result in a $2.0 million decrease in net interest income for the twelve months ending December 31, 2014, compared to a $1.4 million decrease for the twelve months ending December 31, 2013.
We have implemented a strategic plan to mitigate interest rate risk. This plan includes the ongoing review of our current and projected mix of fixed rate versus variable rate loans, investments, deposits, and borrowings. When available and appropriate, high quality adjustable rate assets are purchased or originated. These assets generally may reduce our sensitivity to upward interest rate shocks. On the liability side of the balance sheet, borrowings are added as appropriate. These borrowings will be of a size and term so as to mitigate the impact of duration mismatches, reducing our sensitivity to upward interest rate shocks. These strategies are implemented as needed and as opportunities arise to mitigate interest rate risk without materially sacrificing earnings.
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
VIEWPOINT FINANCIAL GROUP, INC.
FINANCIAL STATEMENTS
December 31, 2013, 2012, and 2011

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
ViewPoint Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of ViewPoint Financial Group, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ViewPoint Financial Group, Inc. at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ViewPoint Financial Group, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 26, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
February 26, 2014

CONSOLIDATED BALANCE SHEETS
Years ended December 31,
(Dollar amounts in thousands, except per share data)

	2013	2012
ASSETS
Cash and due from financial institutions	$30,012	$34,227
Short-term interest-bearing deposits in other financial institutions	57,962	34,469
Total cash and cash equivalents	87,974	68,696
Securities available for sale, at fair value	248,012	287,034
Securities held to maturity (fair value: December 31, 2013 — $301,739, December 31, 2012— $376,153)	294,583	360,554
Loans held for investment:
Loans held for investment (net of allowance for loan losses of $19,358 at December 31, 2013 and $18,051 at December 31, 2012)	2,029,277	1,673,204
Loans held for investment - Warehouse Purchase Program	673,470	1,060,720
Total loans held for investment	2,702,747	2,733,924
FHLB and Federal Reserve Bank stock, at cost	34,883	45,025
Bank-owned life insurance	35,565	34,916
Premises and equipment, net	53,272	53,160
Goodwill	29,650	29,650
Other assets	38,546	50,099
Total assets	$3,525,232	$3,663,058
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand	$410,933	$357,800
Interest-bearing demand	474,515	488,748
Savings and money market	904,576	880,924
Time	474,615	450,334
Total deposits	2,264,639	2,177,806
FHLB advances	639,096	892,208
Repurchase agreement	25,000	25,000
Other liabilities	52,037	47,173
Total liabilities	2,980,772	3,142,187
Commitments and contingent liabilities	—	—
Shareholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized; 0 shares issued — December 31, 2013 and December 31, 2012	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; 39,938,816 shares issued — December 31, 2013 and 39,612,911 shares issued — December 31, 2012	399	396
Additional paid-in capital	377,657	372,168
Retained earnings	183,236	164,328
Accumulated other comprehensive income (loss), net	(383)	1,895
Unearned Employee Stock Ownership Plan (ESOP) shares; 1,733,845 shares at December 31, 2013 and 1,918,039 shares at December 31, 2012	(16,449)	(17,916)
Total shareholders’ equity	544,460	520,871
Total liabilities and shareholders’ equity	$3,525,232	$3,663,058

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31,
(Dollar amounts in thousands, except per share data)

	2013	2012	2011
Interest and dividend income
Loans, including fees	$124,522	$120,596	$88,238
Taxable securities	9,780	14,850	25,830
Nontaxable securities	2,133	1,891	1,892
Interest-bearing deposits in other financial institutions	126	117	170
FHLB and Federal Reserve Bank stock	528	538	94
	137,089	137,992	116,224
Interest expense
Deposits	9,545	11,453	22,474
FHLB advances	8,503	9,807	9,882
Repurchase agreement	816	876	816
Other borrowings	5	33	474
	18,869	22,169	33,646
Net interest income	118,220	115,823	82,578
Provision for loan losses	3,199	3,139	3,970
Net interest income after provision for loan losses	115,021	112,684	78,608
Non-interest income
Service charges and fees	17,778	19,512	18,556
Other charges and fees	937	579	723
Net gain on sale of mortgage loans	—	5,436	7,639
Bank-owned life insurance income	649	699	506
Gain (loss) on sale of available for sale securities (reclassified from accumulated other comprehensive income for unrealized gains (losses) on available-for-sale securities)	(177)	1,014	6,268
Gain (loss) on sale and disposition of assets	835	(191)	(798)
Impairment of goodwill	—	(818)	(271)
Other	1,811	3,325	1,925
	21,833	29,556	34,548
Non-interest expense
Salaries and employee benefits	53,328	51,719	47,360
Merger/acquisition costs	663	4,127	—
Advertising	2,690	1,753	1,519
Occupancy and equipment	7,675	7,365	5,966
Outside professional services	2,760	2,320	2,644
Regulatory assessments	2,477	2,534	2,401
Data processing	6,727	6,109	4,648
Office operations	6,783	7,144	5,972
Other	5,774	4,619	4,730
	88,877	87,690	75,240
Income before income tax expense	47,977	54,550	37,916
Income tax expense (items reclassified from accumulated other comprehensive income include an income tax benefit of $62 for the twelve months ended December 31, 2013, and income tax expense of $355 and $2,194 for the twelve months ended December 31, 2012 and 2011, respectively)	16,289	19,309	11,588
Net income	$31,688	$35,241	$26,328
Earnings per share:

CONSOLIDATED STATEMENTS OF INCOME (Continued)
Years ended December 31,
(Dollar amounts in thousands, except per share data)

Basic	$0.83	$0.98	$0.81
Diluted	$0.83	$0.98	$0.81
Dividends declared per share	$0.32	$0.40	$0.20

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31,
(Dollar amounts in thousands)

	2013	2012	2011
Net income	$31,688	$35,241	$26,328
Change in unrealized gains (losses) on securities available for sale	(3,713)	1,867	4,673
Reclassification of amount realized through sale of securities	177	(1,014)	(6,268)
Tax effect	1,258	(305)	569
Other comprehensive income (loss), net of tax	(2,278)	548	(1,026)
Comprehensive income	$29,410	$35,789	$25,302

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31,
(Dollar amounts in thousands, except per share and share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at December 31, 2010	$349	$289,591	$125,125	$2,373	$(20,849)	$396,589
Net Income	—	—	26,328	—	—	26,328
Other comprehensive income, net of tax	—	—	—	(1,026)	—	(1,026)
Dividends declared ($0.20 per share)	—	—	(6,918)	—	—	(6,918)
ESOP shares earned, 184,194 shares	—	1,331	—	—	1,466	2,797
Share-based compensation expense	—	1,551	—	—	—	1,551
Share repurchase, 1,100,100 shares	(12)	(13,000)	—	—	—	(13,012)
Balance at December 31, 2011	337	279,473	144,535	1,347	(19,383)	406,309
Net Income	—	—	35,241	—	—	35,241
Other comprehensive income, net of tax	—	—	—	548	—	548
Dividends declared ($0.40 per share)	—	—	(15,448)	—	—	(15,448)
ESOP shares earned, 184,195 shares	—	2,526	—	—	1,467	3,993
Share-based compensation expense	—	1,878	—	—	—	1,878
Net issuance of common stock under employee stock plans, 399,451 shares	4	2,232	—	—	—	2,236
Acquisition of Highlands Bancshares, Inc.	55	86,059	—	—	—	86,114
Balance at December 31, 2012	396	372,168	164,328	1,895	(17,916)	520,871
Net Income	—	—	31,688	—	—	31,688
Other comprehensive income, net of tax	—	—	—	(2,278)	—	(2,278)
Dividends declared ($0.32 per share)	—	—	(12,780)	—	—	(12,780)
ESOP shares earned, 184,194 shares	—	3,048	—	—	1,467	4,515
Share-based compensation expense	—	2,669	—	—	—	2,669
Net issuance of common stock under employee stock plans, 409,705 shares	4	1,325	—	—	—	1,329
Share repurchase, 83,800 shares	(1)	(1,553)	—	—	—	(1,554)
Balance at December 31, 2013	$399	$377,657	$183,236	$(383)	$(16,449)	$544,460
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31,
(Dollar amounts in thousands)

	2013	2012	2011
Cash flows from operating activities
Net income	$31,688	$35,241	$26,328
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	3,199	3,139	3,970
Depreciation and amortization	4,503	3,971	3,515
Deferred tax expense	2,293	5,262	204
Premium amortization and accretion of securities, net	5,828	6,424	4,515
Accretion related to acquired loans	(3,148)	(3,784)	—
(Gain) loss on sale of available for sale securities	177	(1,014)	(6,268)
ESOP compensation expense	4,515	3,993	2,797
Share-based compensation expense	2,669	1,878	1,551
Net gain on loans held for sale	—	(5,436)	(7,639)
Loans originated or purchased for sale	—	(145,819)	(271,107)
Proceeds from sale of loans held for sale	—	184,672	276,402
FHLB stock dividends	(115)	(121)	(84)
Bank-owned life insurance (BOLI) income	(649)	(699)	(506)
(Gain) loss on sale and disposition of assets	(835)	191	652
Impairment of goodwill	—	818	271
Net change in deferred loan fees	1,753	30	(589)
Net change in accrued interest receivable	(4)	793	266
Net change in other assets	7,570	(1,871)	3,277
Net change in other liabilities	6,122	4,371	8,311
Net cash used in operating activities	65,566	92,039	45,866
Cash flows from investing activities
Available-for-sale securities:
Maturities, prepayments and calls	1,187,611	614,361	551,204
Purchases	(1,165,941)	(516,139)	(544,232)
Proceeds from sale of AFS securities	10,614	133,595	279,420
Held-to-maturity securities:
Maturities, prepayments and calls	104,058	136,606	113,687
Purchases	(40,890)	—	(184,137)
Originations of Warehouse Purchase Program loans	(14,107,219)	(12,609,934)	(7,601,620)
Proceeds from pay-offs of Warehouse Purchase Program loans	14,494,469	12,350,149	7,261,597
Net change in loans held for investment, excluding Warehouse Purchase Program	(359,488)	(182,658)	(123,995)
Purchase of FHLB and Federal Reserve Bank stock	10,257	(4,845)	(16,937)
Cash and cash equivalents from acquisition	—	98,469	—
Purchases of premises and equipment	(4,257)	(2,272)	(5,213)
Proceeds from sale of assets	3,782	6,740	868
Net cash provided by (used in) investing activities	132,996	24,072	(269,358)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years ended December 31,
(Dollar amounts in thousands)

Cash flows from financing activities
Net change in deposits	86,833	(164,149)	(54,059)
Proceeds from FHLB advances	447,000	634,000	502,500
Repayments on FHLB advances	(700,112)	(488,190)	(217,321)
Share repurchase	(1,554)	—	(13,012)
Repayments of other borrowings	—	(62,212)	(10,000)
Payment of dividends	(12,780)	(15,448)	(6,918)
Proceeds from stock option exercises	1,329	2,236	—
Net cash provided by (used in) financing activities	(179,284)	(93,763)	201,190
Net change in cash and cash equivalents	19,278	22,348	(22,302)
Beginning cash and cash equivalents	68,696	46,348	68,650
Ending cash and cash equivalents	$87,974	$68,696	$46,348
Supplemental cash flow information:
Interest paid	$19,019	$22,173	$33,967
Income taxes paid	9,513	17,490	12,780
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	1,611	4,507	1,671
Net noncash liabilities assumed in stock acquisition of Highlands Bancshares, Inc.	—	12,355	—

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
Use of Estimates: To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, valuation of other real estate owned, other-than-temporary impairment of securities, realization of deferred tax assets, and fair values of financial instruments are subject to change.
Cash Flows: Cash and cash equivalents include cash, deposits with other financial institutions with maturities less than 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest-bearing deposits in other financial institutions, federal funds purchased and repurchase agreements.
Restrictions on Cash: The Company maintains deposits with other financial institutions in amounts that exceed federal deposit insurance coverage. Management regularly evaluates the credit risk associated with the counterparties to these transactions and believes that the Company is not exposed to any significant credit risks on cash and cash equivalents. Cash balances equaling or exceeding escrow amounts are maintained at correspondent banks.
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

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

For periods in which other-than-temporary impairment of a debt security is recognized, the credit portion of the amount is determined by subtracting the present value of the stream of estimated cash flows as calculated in a discounted cash flow model and discounted at book yield from the prior period’s ending carrying value. The non-credit portion of the amount is determined by subtracting the credit portion of the impairment from the difference between the book value and fair value of the security. The credit related portion of the impairment is charged against income and the non-credit related portion is charged to equity as a component of accumulated other comprehensive income.
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
Warehouse Purchase Program Loans: The Company previously reported the Warehouse Purchase Program loans as held for sale as the Company believed that was the most meaningful presentation to our financial statement users, given the collection of the loan was based on sale of the loan. The Company has now concluded that under US GAAP these loans should be accounted for as held for investment. This correction changes the accounting for the warehouse loans from a lower of cost or market accounting method to accounting for loans under ASC 310 with any credit losses incurred as of the balance sheet date recognized in the allowance for loan losses. As we had not reported any valuation decreases below cost in prior periods and we have experienced no credit losses on these loans, this correction had no impact on net income, comprehensive income, earnings per share or income taxes. Additionally, total assets and shareholders' equity remained unchanged. However, this correction does adjust the statement of cash flows by moving cash flows associated with the Warehouse Purchase Program from operating cash flows to investing cash flows.
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
Past due status is based on the contractual terms of the loan. Loans that are past due 30 days or greater are considered delinquent. A loan is moved to nonaccrual status in accordance with the Company's policy, typically after 90 days of non-payment. Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Non-mortgage consumer loans are typically charged off no later than 120 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. For other consumer loans, credit exposure is monitored by payment history of the loans.
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
For loans collateralized by real property and commercial and industrial loans, credit exposure is monitored by internally assigned grades used for classification of loans. A loan is considered “special mention” when management has determined that there is a potential weakness that deserves management's close attention. Loans rated as "special mention" are not adversely classified according to regulatory classifications and do not expose the Company to sufficient risk to warrant adverse classification. A loan is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. “Substandard” loans include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected, and the loan may or may not meet the criteria for impairment. Loans classified as “doubtful” have all of the weaknesses of those classified as “substandard”, with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” All other loans that do not fall into the above mentioned categories are considered “pass” loans. Updates to internally assigned grades are made monthly and/or upon significant developments.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

Acquired Loans: Loans acquired through the completion of a transfer, including loans acquired in a business combination, that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payment receivable are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows, including prepayments, subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received). Revolving loans, including lines of credit, are excluded from acquired credit impaired loan accounting.
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

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

For the specific component, the allowance for loan losses on individually analyzed impaired loans includes loans where management has concerns about the borrower's ability to repay. All troubled debt restructurings are considered to be impaired. Loss estimates include the negative difference, if any, between the estimated discounted cash flows of the loan, or if the loan is collateral dependent the current fair value of the collateral, and the loan amount due.
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
Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify consumer real estate loans less than $417 or individual consumer loans for impairment disclosures.
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
(Dollar amounts in thousands, except per share and share data) (Continued)

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
Identifiable Intangibles: Intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. The Company's intangible assets relate to core deposits and customer relationships. Intangible assets with definite useful lives are amortized on an accelerated basis over their estimated life. Intangible assets, premises and equipment and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.
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
A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company did not have any amount accrued with respect to uncertainty in income taxes at December 31, 2013 and 2012.
The Company recognizes interest and/or penalties related to income tax matters in income tax expense and did not have any amounts accrued for interest and penalties for the years ended December 31, 2013 and 2012. The Company files a consolidated income tax return with its subsidiaries. Federal income tax expense or benefit has been allocated to subsidiaries on a separate return basis.
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
On March 6, 2013, the Company entered into a Director's Agreement with certain directors regarding their retirement from the Company and Bank's Board of Directors. Each Director's Agreement provides for: (i) a cash separation benefit payable, at the director's election, in a lump sum or four equal annual installments; and (ii) a restricted stock award on the director's retirement date under the Company's 2012 Equity Incentive Plan, vesting in one-third annual increments beginning on the first anniversary of the award date, with vesting subject to continuous service as an advisory director. The retirement stock-based awards are expensed based upon the closing stock price as quoted on the NASDAQ Stock Market on the date of vesting. Until the final

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

value is determined on the vesting date, the Company estimates the fair value quarterly based upon the closing stock price as quoted on the NASDAQ Stock Market on the last business day of each calendar quarter end.
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
Under the two-class method, basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in Note 4 - Earnings Per Common Share.
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
Operating Segments: The reportable segments are determined by the products and services offered, primarily distinguished between banking and mortgage banking. Loans, investments and deposits generate the revenues in the banking segment; secondary marketing sales generate the revenue in the mortgage banking segment. Segment performance is evaluated using segment profit (loss). As explained in Note 22 - Segment Information, the Company sold substantially all the assets of VPM, the Company's mortgage banking subsidiary in the third quarter of 2012.
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
(Dollar amounts in thousands, except per share and share data) (Continued)

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.
Adoption of New Accounting Standards:
In July 2012, the FASB issued ASU 2012-02, Intangibles--Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. Under the guidance in this ASU, an entity has the option to bypass the qualitative assessment outlined in ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of this ASU did not have a significant impact to the Company's financial statements.
In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires companies to report information about significant amounts reclassified out of accumulated other comprehensive income either on the face of the financial statements or in the notes. If an entity is unable to identify the line item of net income affected by any significant amount reclassified out of accumulated other comprehensive income during a reporting period (including when all reclassifications for the period are not to net income in their entirety), a company must present information about items reclassified out of accumulated other comprehensive income in the notes. Companies that qualify for and present information about significant items reclassified out of accumulated other comprehensive income on the face of the statement where net income is presented must present parenthetically: 1). the effect of significant reclassification items on the respective line items of net income by component of other comprehensive income and 2.) the aggregate tax effect of all significant reclassifications on the line item for income tax benefit/expense in the statement where net income is presented. For public entities, the amendments are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. Early adoption is permitted. The Company adopted this ASU in the first quarterly filing as of March 31, 2013, and has included the required disclosures in the Consolidated Statements of Income included in this Form 10-K.
Effect of Newly Issued But Not Yet Effective Accounting Standards
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

NOTE 2 - ADJUSTMENTS TO FINANCIAL STATEMENTS
The Company previously reported the Warehouse Purchase Program loans as held for sale as the Company believed that was the most meaningful presentation to our financial statement users, given the collection of the loan was based on sale of the loan. The Company has now concluded that under US GAAP these loans should be accounted for as held for investment. This correction changes the accounting for the warehouse loans from a lower of cost or market accounting method to accounting for loans under ASC 310 with any credit losses incurred as of the balance sheet date recognized in the allowance for loan losses. As we had not reported any valuation decreases below cost in prior periods and we have experienced no credit losses on these loans, this correction had no impact on net income, comprehensive income, earnings per share or income taxes. Additionally, total assets and shareholders' equity remained unchanged. However, this correction does adjust the statement of cash flows by moving cash flows associated with the Warehouse Purchase Program from operating cash flows to investing cash flows.
The tables below illustrate the impact of this change on the Company's Consolidated Balance Sheets for December 31, 2012 and on the Consolidated Statement of Cash Flows for the year ended December 31, 2012. There was no impact to the Company's Consolidated Statements of Income for the year ended December 31, 2012.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

Impact to the Consolidated Balance Sheets
December 31, 2012	As Originally Presented	As Adjusted
Loans held for sale - Warehouse Purchase Program	$1,060,720	N/A
Loans held for investment:
Loans held for investment, net of allowance for loan losses	1,673,204	1,673,204
Loans held for investment - Warehouse Purchase Program	N/A	1,060,720
Total loans held for investment	1,673,204	2,733,924

Impact to the Consolidated Statements of Cash Flows
	Year ended December 31, 2012		Year ended December 31, 2011
	As Originally Presented	As Adjusted	As Originally Presented	As Adjusted
Cash flows from operating activities
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loans originated or purchased for sale	$(12,755,753)	$(145,819)	$(7,872,727)	$(271,107)
Proceeds from sale of loans held for sale	12,534,821	184,672	7,537,999	276,402
Net cash provided by (used in) operating activities	(167,746)	92,039	(294,157)	45,866
Cash flows from investing activities
Originations of Warehouse Purchase Program loans	N/A	(12,609,934)	N/A	(7,601,620)
Proceeds from pay-offs of Warehouse Purchase Program loans	N/A	12,350,149	N/A	7,261,597
Net change in loans held for investment, excluding Warehouse Purchase Program	(182,658)	(182,658)	(123,995)	(123,995)
Net cash provided by (used in) investing activities	283,857	24,072	70,665	(269,358)
Cash flows from financing activities
Net cash provided by (used in) financing activities	(93,763)	(93,763)	201,190	201,190
Net change in cash and cash equivalents	22,348	22,348	(22,302)	(22,302)
Beginning cash and cash equivalents	46,348	46,348	68,650	68,650
Ending cash and cash equivalents	$68,696	$68,696	$46,348	$46,348

NOTE 3 - SHARE TRANSACTIONS
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
(Dollar amounts in thousands, except per share and share data) (Continued)

Bancshares, Inc., which automatically triggered termination of the Company’s trading plan with Sandler O’Neill & Partners, LP.
On August 22, 2012, the Company announced its intention to repurchase up to 5% of its total common shares outstanding, or approximately 1,978,871 shares. The stock repurchase program, which is open-ended, commenced on August 27, 2012, and allows the Company to repurchase its shares from time to time in the open market and in negotiated transactions, depending upon market conditions. The Board of Directors of the Company also authorized management to enter into a trading plan with Sandler O'Neill & Partners, LP in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to facilitate repurchases of its common stock pursuant to the above- mentioned stock repurchase program. The share repurchases under the plan were halted as a result of the Company’s announced acquisition of LegacyTexas Group, Inc. which automatically triggered termination of the Company’s trading plan with Sandler O’Neill & Partners, LP. Prior to termination on November 25, 2013, 83,800 shares were repurchased during 2013 at a weighted average price per share of $18.55. There were no repurchases of common stock in 2012.
NOTE 4 — EARNINGS PER COMMON SHARE
Basic earnings per common share is computed by dividing net income (which has been adjusted for distributed and undistributed earnings to participating securities) by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unvested restricted stock awards. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock awards and options) were exercised or converted to common stock, or resulted in the issuance of common stock that then shared in the Company’s earnings. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unexercised stock options and unvested restricted stock awards. The dilutive effect of the unexercised stock options and unvested restricted stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. Unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in ASC 260-10-45-60B. A reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation for 2013, 2012, and 2011 was as follows:

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

	Years Ended December 31,
	2013	2012	2011
Basic earnings per share:
Numerator:
Net income	$31,688	$35,241	$26,328
Distributed and undistributed earnings to participating securities	(394)	(106)	(123)
Income available to common shareholders	$31,294	$35,135	$26,205
Denominator:
Weighted average common shares outstanding	39,895,321	38,004,897	34,571,991
Less: Average unallocated ESOP shares	(1,832,713)	(2,017,098)	(2,201,101)
Average unvested restricted stock awards	(473,060)	(108,095)	(151,049)
Average shares for basic earnings per share	37,589,548	35,879,704	32,219,841
Basic earnings per common share	$0.83	$0.98	0.81
Diluted earnings per share:
Numerator:
Income available to common shareholders	$31,294	$35,135	$26,205
Denominator:
Average shares for basic earnings per share	37,589,548	35,879,704	32,219,841
Dilutive effect of share-based compensation plan	155,238	118,641	63,266
Average shares for diluted earnings per share	37,744,786	35,998,345	32,283,107
Diluted earnings per common share	$0.83	0.98	0.81
Share awards excluded in the computation of diluted earnings per share because the exercise price was greater than the common stock average market price and were therefore anti-dilutive.	1,219,350	363,013	392,508

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 5 - SECURITIES
The fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss), net of tax, were as follows:

	Amortized	Gross Unrealized	Gross Unrealized
December 31, 2013	Cost	Gains	Losses	Fair Value
Agency residential mortgage-backed securities [1]	$175,693	$1,322	$2,306	$174,709
Agency residential collateralized mortgage obligations [2]	70,257	423	105	70,575
SBA pools	2,652	76	—	2,728
Total securities	$248,602	$1,821	$2,411	$248,012

December 31, 2012
Agency residential mortgage-backed securities [1]	$164,023	$2,195	$118	$166,100
Agency residential collateralized mortgage obligations [2]	116,723	996	233	117,486
SBA pools	3,342	106	—	3,448
Total securities	$284,088	$3,297	$351	$287,034
1 Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
2 Collateralized mortgage obligations issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

	Amortized	Gross Unrealized	Gross Unrealized
December 31, 2013	Cost	Gains	Losses	Fair Value
Agency residential mortgage-backed securities [1]	$83,177	$3,523	$130	$86,570
Agency commercial mortgage-backed securities [2]	24,828	523	310	25,041
Agency residential collateralized mortgage obligations [3]	118,757	2,772	107	121,422
Municipal bonds	67,821	2,292	1,407	68,706
Total securities	$294,583	$9,110	$1,954	$301,739

December 31, 2012
Agency residential mortgage-backed securities [1]	$114,388	$6,324	$—	$120,712
Agency commercial mortgage-backed securities [2]	9,243	1,303	—	10,546
Agency residential collateralized mortgage obligations [3]	186,467	3,129	173	189,423
Municipal bonds	50,456	5,018	2	55,472
Total securities	$360,554	$15,774	$175	$376,153
1 Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
2 Commercial mortgage-backed securities issued and /or guaranteed by U.S. government agencies or government-sponsored enterprises.
3 Collateralized mortgage obligations issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

The carrying amount and fair value of held to maturity debt securities and the fair value of available for sale debt securities at year end 2013 by contractual maturity were as follows. Securities with contractual payments not due at a single maturity date, including mortgage backed securities and collateralized mortgage obligations, are shown separately.

			Available
	Held to maturity		for sale
	Carrying Amount	Fair Value	Fair Value
Due in one year or less	$—	$—	$—
Due after one to five years	7,139	7,595	2,728
Due after five to ten years	20,359	21,303	—
Due after ten years	40,323	39,808	—
Agency residential mortgage-backed securities [1]	83,177	86,570	174,709
Agency commercial mortgage-backed securities [2]	24,828	25,041	—
Agency residential collateralized mortgage obligations [3]	118,757	121,422	70,575
Total	$294,583	$301,739	$248,012
1 Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
2 Commercial mortgage-backed securities issued and /or guaranteed by U.S. government agencies or government-sponsored enterprises.
3 Collateralized mortgage obligations issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
Information regarding pledged securities is summarized below:

	December 31, 2013	December 31, 2012
Public fund certificates of deposit	$156,731	$134,846
Public fund demand deposit accounts	15,068	19,972
Commercial demand deposit accounts	4,439	4,318
Repurchase agreements	25,000	25,000
Federal Reserve Bank primary credit - collateral value	68,686	105,807
Carrying value of securities pledged on above funds	308,652	309,225
At year end 2013 and 2012, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies or U.S. Government Sponsored Enterprises, in an amount greater than 10% of shareholders’ equity.
Sales activity of securities for the years ended December 31, 2013, 2012, and 2011 was as follows:

	December 31,
	2013	2012	2011
Proceeds	$10,614	$133,595	$279,420
Gross gains	—	1,142	6,338
Gross losses	177	128	70

The tax benefit related to the net realized loss in December 31, 2013 was $62. The tax provision related to the net realized gains for the years ended December 31, 2012 and 2011 was $355, and $2,194, respectively.
Securities with unrealized losses at year‑end 2013 and 2012, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

AFS	Less than 12 Months			12 Months or More			Total
December 31, 2013	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number
Agency residential mortgage-backed securities [1]	$83,461	$2,306	19	$—	$—	—	$83,461	$2,306	19
Agency residential collateralized mortgage obligations [2]	13,975	50	6	6,780	55	5	20,755	105	11
Total temporarily impaired	$97,436	$2,356	25	$6,780	$55	5	$104,216	$2,411	30

December 31, 2012
Agency residential mortgage-backed securities [1]	$24,462	$118	4	$—	$—	—	$24,462	$118	4
Agency residential collateralized mortgage obligations [2]	2	—	1	16,912	233	6	16,914	233	7
Total temporarily impaired	$24,464	$118	5	$16,912	$233	6	$41,376	$351	11
1 Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
2 Collateralized mortgage obligations issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

HTM	Less than 12 Months			12 Months or More			Total
December 31, 2013	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number
Agency residential mortgage-backed securities [1]	$5,779	$130	2	$—	$—	—	$5,779	$130	2
Agency commercial mortgage-backed securities [2]	4,940	310	2	—	—	—	4,940	310	2
Agency residential collateralized mortgage obligations [3]	10,453	91	2	1,679	16	3	12,132	107	5
Municipal bonds	17,784	1,406	29	280	1	1	18,064	1,407	30
Total temporarily impaired	$38,956	$1,937	35	$1,959	$17	4	$40,915	$1,954	39

December 31, 2012
Agency residential collateralized mortgage obligations [1]	19,311	62	5	4,972	111	4	$24,283	$173	9
Municipal bonds	281	2	1	—	—	—	281	2	1
Total temporarily impaired	$19,592	$64	6	$4,972	$111	4	$24,564	$175	10
1 Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
2 Commercial mortgage-backed securities issued and /or guaranteed by U.S. government agencies or government-sponsored enterprises.
3 Collateralized mortgage obligations issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
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

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 6 - LOANS
Loans held for investment consist of the following:

	December 31, 2013	December 31, 2012
Commercial real estate	$1,091,200	$825,340
Commercial and industrial loans:
Commercial	425,030	245,799
Warehouse lines of credit	14,400	32,726
Total commercial and industrial loans	439,430	278,525
Construction and land loans
Commercial construction and land	27,619	14,568
Consumer construction and land	2,628	6,614
Total construction and land loans	30,247	21,182
Consumer:
Consumer real estate	441,226	506,642
Other consumer loans	47,799	59,080
Total consumer	489,025	565,722
Gross loans held for investment, excluding Warehouse Purchase Program	2,049,902	1,690,769
Net of:
Deferred fees and discounts, net	(1,267)	486
Allowance for loan losses	(19,358)	(18,051)
Net loans held for investment, excluding Warehouse Purchase Program	2,029,277	1,673,204
Warehouse Purchase Program	673,470	1,060,720
Total loans held for investment	$2,702,747	$2,733,924

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

Activity in the allowance for loan losses for the years ended December 31, 2013, 2012 and 2011, segregated by portfolio segment and evaluation for impairment, was as follows. All Warehouse Purchase Program loans are collectively evaluated for impairment. All Warehouse Purchase Program loans are purchased under several contractual requirements, which provide safeguards to the bank, including the requirement that our mortgage company customers have a takeout commitment for each loan and multiple investors identified for purchases. As a result of these safeguards the bank has never experienced a loss on these loans and no allowance for loan losses has been allocated to them. The portion of the allowance for loan losses individually evaluated for impairment allocated to purchased credit impaired ("PCI") loans was $202, $148, and $0 at December 31, 2013, 2012 and 2011, respectively.

December 31, 2013	Commercial Real Estate	Commercial and Industrial	Construction and land	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance - January 1, 2013	$11,182	$2,574	$149	$3,528	$618	$18,051
Charge-offs	(806)	(607)	(31)	(416)	(621)	(2,481)
Recoveries	—	124	—	77	388	589
Provision expense	568	2,445	94	91	1	3,199
Ending balance - December 31, 2013	$10,944	$4,536	$212	$3,280	$386	$19,358
Allowance ending balance:
Individually evaluated for impairment	$987	$1,730	$6	$197	$3	$2,923
Collectively evaluated for impairment	9,957	2,806	206	3,083	383	16,435
Loans:
Individually evaluated for impairment	7,605	5,325	2	4,812	550	18,294
Collectively evaluated for impairment	1,079,343	433,908	28,625	435,288	47,078	2,024,242
PCI Loans	4,252	197	1,620	1,126	171	7,366
Ending balance	$1,091,200	$439,430	$30,247	$441,226	$47,799	$2,049,902

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

December 31, 2012	Commercial Real Estate	Commercial and Industrial	Construction and land	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance - January 1, 2012	$10,597	$2,090	$103	$3,991	$706	$17,487
Charge-offs	(187)	(1,178)	—	(798)	(1,039)	(3,202)
Recoveries	—	114	—	70	443	627
Provision expense	772	1,548	46	265	508	3,139
Ending balance - December 31, 2012	$11,182	$2,574	$149	$3,528	$618	$18,051
Allowance ending balance:
Individually evaluated for impairment	$2,880	$647	$—	$967	$23	$4,517
Collectively evaluated for impairment	8,302	1,927	149	2,561	595	13,534
Loans:
Individually evaluated for impairment	16,950	5,609	139	8,392	329	31,419
Collectively evaluated for impairment	801,940	270,843	18,115	497,090	58,554	1,646,542
PCI Loans	6,450	2,073	2,928	1,160	197	12,808
Ending balance	$825,340	$278,525	$21,182	$506,642	$59,080	$1,690,769

December 31, 2011	Commercial Real Estate	Commercial and Industrial	Construction and land	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance - January 1, 2011	$7,940	$1,652	$123	$4,129	$1,003	$14,847
Charge-offs	(15)	(470)	—	(487)	(850)	(1,822)
Recoveries	29	38	—	60	365	492
Provision expense (benefit)	2,643	870	(20)	289	188	3,970
Ending balance - December 31, 2011	$10,597	$2,090	$103	$3,991	$706	$17,487
Allowance ending balance:
Individually evaluated for impairment	$2,358	$87	—	$1,040	$13	$3,498
Collectively evaluated for impairment	8,239	2,003	103	2,951	693	13,989
Loans:
Individually evaluated for impairment	18,936	456	7	6,802	168	26,369
Collectively evaluated for impairment	564,551	70,164	11,845	504,097	51,002	1,201,659
Ending balance	$583,487	$70,620	$11,852	$510,899	$51,170	$1,228,028

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

Impaired loans at December 31, 2013, and 2012, were as follows 1:

December 31, 2013	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial real estate	$8,328	$3,619	$3,986	$7,605	$2,016
Commercial and industrial	6,058	539	4,786	5,325	550
Construction and land	2	2	—	2	—
Consumer:
Consumer real estate	5,050	3,725	1,087	4,812	155
Other consumer	579	550	—	550	—
Total	$20,017	$8,435	$9,859	$18,294	$2,721
December 31, 2012
Commercial real estate	$17,726	$4,341	$12,609	$16,950	$2,756
Commercial and industrial	7,632	3,284	2,325	5,609	630
Construction and land	140	139	—	139	—
Consumer:
Consumer real estate	8,574	5,194	3,198	8,392	960
Other consumer	338	28	301	329	23
Total	$34,410	$12,986	$18,433	$31,419	$4,369
1 No Warehouse Purchase Program loans were impaired at December 31, 2013 or 2012. Loans reported do not include PCI loans.

Income on impaired loans at December 31, 2013, 2012 and 2011 was as follows 1:

	December 31, 2013		December 31, 2012		December 31, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate	$11,614	$124	$18,900	$332	$12,299	$625
Commercial and industrial	6,072	12	2,297	9	384	14
Construction and land	41	—	22	—	5	—
Consumer:
Consumer real estate	6,835	57	6,846	48	6,280	139
Other consumer	470	—	235	2	191	—
Total	$25,032	$193	$28,300	$391	$19,159	$778
1 Loans reported do not include PCI loans

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

Loans past due over 90 days that were still accruing interest totaled $266 and $593 at December 31, 2013 and 2012, which consisted entirely of PCI loans. At December 31, 2013, there were no PCI loans that were considered non-performing loans, while $4,201 of purchased performing loans were considered non-performing at December 31, 2013, including $1,698 of commercial lines of credit that did not qualify for PCI accounting due to their revolving nature. No Warehouse Purchase Program loans were non-performing at December 31, 2013 or 2012. Non-performing (nonaccrual) loans were as follows:

	December 31,
	2013	2012
Commercial real estate	$7,604	$13,567
Commercial and industrial	5,141	5,401
Construction and land	—	134
Consumer:
Consumer real estate	8,812	7,839
Other consumer	567	262
Total	$22,124	$27,203
For the years ended December 31, 2013, 2012 and 2011, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $1,391, $1,421and $1,531 respectively. The amount that was included in interest income on these loans for the years ended December 31, 2013, 2012 and 2011 was $0, $11 and $473, respectively.
The outstanding balances of troubled debt restructurings ("TDRs") are shown below:

	December 31,
TDRs	2013	2012
Nonaccrual TDRs	$11,368	$13,760
Performing TDRs (1)	971	4,216
Total	$12,339	$17,976
Specific reserves on TDRs	$1,191	$2,643
Outstanding commitments to lend additional funds to borrowers with TDR loans	—	—
1 Performing TDR loans are loans that have been performing under the restructured terms for at least six months and the Company is accruing interest on these loans.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

The following table provides the recorded balances of loans modified as a TDR during the years ended December 31, 2013, 2012, and 2011.

December 31, 2013	Loan Bifurcation	Principal Deferrals [1]	Combination - Rate Reduction & Principal Deferral	Other	Total
Commercial real estate	$—	$59	$—	$—	$59
Commercial and industrial	—	164	73	83	320
Consumer real estate	—	280	488	475	1,243
Other consumer	—	263	165	8	436
Total	$—	$766	$726	$566	$2,058
December 31, 2012
Commercial real estate	$5,876	$—	$—	$—	$5,876
Commercial and industrial	—	26	—	76	102
Consumer real estate	—	959	717	291	1,967
Other consumer	—	99	37	17	153
Total	$5,876	$1,084	$754	$384	$8,098
December 31, 2011
Consumer real estate	$—	$6	$149	$261	$416
Other consumer	—	19	—	—	19
Total	$—	$25	$149	$261	$435
1 Beginning in September 2012, principal deferrals include Chapter 7 bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt. Such loans are placed on non accrual status.

TDRs modified during the twelve-month periods ended December 31, 2013, 2012, and 2011, which experienced a subsequent default during the periods are shown below. A payment default is defined as a loan that was 90 days or more past due.

	Years Ended December 31,
	2013	2012	2011
Consumer real estate	$—	$288	91

In connection with the acquisition of Highlands Bancshares, Inc., the Company acquired loans both with and without evidence of credit deterioration since origination. The acquired loans were initially recorded at fair value with no carryover of any allowance for loan losses. Loans acquired with evidence of credit quality deterioration at acquisition for which it was probable the Company would not be able to collect all contractual amounts due were accounted for as purchased credit-impaired (“PCI”). The Company individually reviewed the acquired PCI loans and the portfolio was accounted for at estimated fair value on the acquisition date as follows:

Acquired PCI loans
Contractually required principal and interest [1]	$29,408
Expected cash flows	24,042
Fair value at acquisition	14,720
1 Excludes loans fully charge off prior to acquisition date with no expectation of future cash flows.
The carrying amount of acquired PCI loans included in the consolidated balance sheet and the related outstanding balance at December 31, 2013 and 2012 were as follows. The outstanding balance represents the total amount owed as of December 31, 2013 and 2012 including accrued but unpaid interest and any amounts previously charged off.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

	December 31, 2013	December 31, 2012
Acquired PCI loans
Carrying amount [1]	$7,164	$12,660
Outstanding balance	9,226	16,296
1 The carrying amounts are net of allowance of $202 and $148 as of December 31, 2013, and 2012.
Changes in the accretable yield for acquired PCI loans for the years ended December 31, 2013, and 2012 were as follows:

	December 31,
	2013	2012
Balance at beginning of period	$6,431	$—
Additions	—	9,322
Reclassifications (to) from nonaccretable	902	556
Disposals	(1,299)	(2,006)
Accretion	(1,353)	(1,441)
Balance at end of period	$4,681	$6,431
Below is an analysis of the age of recorded investment in loans that were past due at December 31, 2013 and 2012. No Warehouse Purchase Program loans were delinquent at December 31, 2013 or 2012.

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Loans Past Due	Current Loans [1]	Total Loans
Commercial real estate	$552	$1,315	$57	$1,924	$1,089,276	$1,091,200
Commercial and industrial	4,518	129	2,835	7,482	431,948	439,430
Construction and land	152	—	—	152	30,095	30,247
Consumer loans:
Consumer real estate	6,579	3,295	3,651	13,525	427,701	441,226
Other consumer	460	106	53	619	47,180	47,799
Total	$12,261	$4,845	$6,596	$23,702	$2,026,200	$2,049,902

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Loans Past Due	Current Loans [1]	Total Loans
Commercial real estate	$2,243	$1,150	$1,118	$4,511	$820,829	$825,340
Commercial and industrial	2,066	530	2,867	5,463	273,062	278,525
Construction and land	770	32	10	812	20,370	21,182
Consumer loans:
Consumer real estate	7,375	1,974	4,469	13,818	492,824	506,642
Other consumer	563	151	49	763	58,317	59,080
Total	$13,017	$3,837	$8,513	$25,367	$1,665,402	$1,690,769
1 Includes acquired PCI loans with a total carrying value of $5,218 and $11,206 at December 31, 2013 and 2012, respectively.
The recorded investment in loans by credit quality indicators at December 31, 2013 and 2012, was as follows.
Real Estate and Commercial and Industrial Credit Exposure
Credit Risk Profile by Internally Assigned Grade

December 31, 2013	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate
Grade:[1]
Pass	$1,055,872	$424,110	$28,146	$424,174
Special Mention	16,030	1,672	161	3,661
Substandard	18,444	13,492	1,940	9,110
Doubtful	854	156	—	4,281
Total	$1,091,200	$439,430	$30,247	$441,226

December 31, 2012	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate
Grade:[1]
Pass	$781,909	$264,528	$18,120	$491,225
Special Mention	17,504	645	—	2,617
Substandard	24,741	13,227	2,928	8,942
Doubtful	1,186	125	134	3,858
Total	$825,340	$278,525	$21,182	$506,642
1 PCI loans are included in the substandard or doubtful categories.
Warehouse Purchase Program Credit Exposure
All Warehouse Purchase Program loans were graded pass as of December 31, 2013 and 2012.
Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

	December 31, 2013	December 31, 2012
Performing	$47,232	$58,818
Non-performing	567	262
Total	$47,799	$59,080

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

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
The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2 inputs). When matrix pricing is used, it is obtained from a third-party, industry recognized source.
The estimated fair value of interest rate swaps are obtained from a pricing service that provides the swaps' unwind value (Level 2 inputs). In September 2013, we entered into certain interest rate derivative positions that are not designated as hedging instruments. The fair value of these derivative positions outstanding are included in other assets and other liabilities in the accompanying consolidated balance sheets. Please see Note 9 - Derivative Financial Instruments for more information.
The Company elected the fair value option for certain residential mortgage loans held for sale at ViewPoint Mortgage ("VPM") in accordance with ASC 820. This election allowed for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC 815, “Derivatives and Hedging.”
Prior to the Company's sale of VPM in the third quarter of 2012, mortgage loans held for sale for which the fair value option was elected were typically pooled together and sold into the mortgage market, depending upon underlying attributes of the loan, such as agency eligibility, product type, interest rate, and credit quality. These mortgage loans held for sale were valued predominantly using quoted market prices for similar instruments. Therefore, the Company classified these valuations as Level 2 in the fair value disclosures. A net gain of $1,060 resulting from changes in fair value of these loans was recorded in mortgage income during the year ended December 31, 2012. That gain was offset by economic hedging losses in the amount of $869 for the same time period.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

Assets and Liabilities Measured on a Recurring Basis
Assets measured at fair value on a recurring basis are summarized below. There were no liabilities measured at fair value on a recurring basis as of December 31, 2012.

December 31, 2013	Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
Assets:
Agency residential mortgage-backed securities	$174,709
Agency residential collateralized mortgage obligations	70,575
SBA pools	2,728
Total securities available for sale	$248,012
Derivative asset [1]	$33
Derivative liability [1]	$33

December 31, 2012	Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
Assets:
Agency residential mortgage-backed securities	$166,100
Agency residential collateralized mortgage obligations	117,486
SBA pools	3,448
Total securities available for sale	$287,034
1 Derivative assets and liabilities are measured at fair value on a recurring basis, generally quarterly. Please see Note 9 - Derivative Financial Instruments for more information.
Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below. There were no liabilities measured at fair value on a non-recurring basis as of December 31, 2013 or 2012.

		Fair Value Measurements Using
	December 31, 2013	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$7,138	$—	$7,138
Other real estate owned	480	—	480

		Fair Value Measurements Using
	December 31, 2012	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$14,064	$—	$14,064
Other real estate owned	1,886	416	1,470

Impaired loans that are collateral dependent are measured for impairment using the fair value of the collateral adjusted by additional Level 3 inputs, such as discounts of market value, estimated marketing costs and estimated legal expenses. At December 31, 2013, impaired loans secured by real estate had an average discount of 7% applied to the appraised value of the

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

collateral, and impaired loans secured by receivables or inventory had discounts ranging from 20% to 60%. Impaired loans that are not collateral dependent are measured for impairment by a discounted cash flow analysis using a net present value calculation that utilizes data from the loan file before and after the modification.
Other real estate owned are measured at the lower of book or fair value less costs to sell using third party appraisals, listing agreements or sale contracts, which may be adjusted by additional Level 3 inputs, such as discounts of market value, estimated marketing costs and estimated legal expenses. Management may also consider additional adjustments on specific properties due to the age of the appraisal, expected holding period, lack of comparable sales, or if the other real estate owned is a special use property. The market value discounts on other real estate owned at December 31, 2013, ranged from 8% to 70%, with an average of 14%.
The Credit Administration department evaluates the valuations on impaired loans and other real estate owned at least monthly. These valuations are reviewed at least monthly by the Allowance for Loan Loss Committee and are considered in the calculation of the allowance for loan losses. Unobservable inputs are monitored and adjusted if market conditions change.
Carrying amount and fair value information of financial instruments at December 31, 2013 and 2012, were as follows:

		Fair Value
December 31, 2013	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$87,974	$87,974	$—	$—
Securities available for sale	248,012	—	248,012	—
Securities held to maturity	294,583	—	301,739	—
Loans held for investment, net	2,029,277	—	—	2,054,460
Loans held for investment - Warehouse Purchase Program	673,470	—	—	673,785
FHLB and Federal Reserve Bank stock	34,883	—	34,883	—
Accrued interest receivable	9,904	9,904	—	—
Derivative asset	33	—	33	—
Financial liabilities
Deposits	$2,264,639	$—	$—	$2,123,846
FHLB advances	639,096	—	—	650,976
Repurchase agreement	25,000	—	—	27,430
Accrued interest payable	1,066	1,066	—	—
Derivative liability	33	—	33	—

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

		Fair Value
December 31, 2012	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$68,696	$68,696	$—	$—
Securities available for sale	287,034	—	287,034	—
Securities held to maturity	360,554	—	376,153	—
Loans held for investment, net	1,673,204	—	—	1,696,060
Loans held for investment - Warehouse Purchase Program	1,060,720	—	—	1,061,334
FHLB and Federal Reserve Bank stock	45,025	—	45,025	—
Accrued interest receivable	9,900	9,900	—	—
Financial liabilities
Deposits	$2,177,806	$—	$—	$2,097,063
FHLB advances	892,208	—	—	912,817
Repurchase agreement	25,000	—	—	28,501
Accrued interest payable	1,216	1,216	—	—
The methods and assumptions used to estimate fair value are described as follows:
Carrying amount for cash and cash equivalents, accrued interest receivable and payable approximates fair value. For loans, including Warehouse Purchase Program loans, fair value is based on discounted cash flows using current market offering rates, estimated life, and applicable credit risk. For deposits and FHLB advances, fair value is calculated using the FHLB advance curve to discount cash flows for the estimated life for deposits and according to the contractual repayment schedule for FHLB advances. Fair value of the repurchase agreement is based on discounting the estimated cash flows using the current rate at which similar borrowings would be made with similar terms and remaining maturities. The fair value of off-balance sheet items is based on the current fees or costs that would be charged to enter into or terminate such arrangements and are not considered significant to this presentation.

NOTE 8 - GOODWILL AND CORE DEPOSIT INTANGIBLES

Goodwill and other intangible assets are presented in the table below. The increases in goodwill and core deposit intangible assets were related to the Highlands acquisition on April 2, 2012. Changes in the carrying amount of the Company's goodwill and core deposit intangibles (“CDI”) for year ended December 31, 2013 and 2012, were as follows:

	Goodwill		Core Deposit
	Bank	VPM	Intangible - Bank
Balance as of December 31, 2011	$—	$818	$—
Impairment	—	(818)	—
Highlands acquisition	29,650	—	1,745
Amortization	—	—	(360)
Balance as of December 31, 2012	29,650	—	1,385
Amortization	—	—	(423)
Balance as of December 31, 2013	$29,650	$—	$962

Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill or other intangibles has occurred. If any such impairment is determined, a write-down is recorded. As a result of

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

the execution of an agreement to sell substantially all of the assets of VPM in the second quarter of 2012, VPM recognized an impairment charge of $818 that brought its goodwill balance to $0.
CDI are amortized on an accelerated basis over their estimated lives, which the Company believes is seven years. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2013 is as follows:

2014	$346
2015	270
2016	193
2017	116
2018	34
Thereafter	3

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
There were no IRLC's outstanding at December 31, 2013 or December 31, 2012. The following table provides the recorded gains (losses) during the year ended December 31, 2012.

Recorded
December 31, 2012	Gains/(Losses)
IRLCs	$(90)
Loan sale commitments	1,077
Forward mortgage-backed securities trades	(795)

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

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

The notional amounts and estimated fair values of interest rate derivative positions outstanding and weighted-average receive and pay interest rates at December 31, 2013 are presented in the following table. There were no derivative positions outstanding at December 31, 2012.

	Outstanding Notional Amount	Estimated Fair Value	Weighted-Average Interest Rate
December 31, 2013			Received	Paid
Non-hedging interest rate contracts - commercial loan interest rate swaps
Loan customer counterparty	$6,406	$33	4.38%	2.92%
Financial institution counterparty	(6,406)	(33)	2.92%	4.38%

Our credit exposure on interest rate swaps is limited to the net favorable value of all swaps by each counterparty. In such cases collateral may be required from the counterparties involved if the net value of the swaps exceeds a nominal amount considered to be immaterial. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. Our cash collateral at December 31, 2013 of $150 pledged for these derivatives and included in our interest-bearing deposits, is in excess of our credit exposure.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 10 - LOAN SALES AND SERVICING

Loans held for sale activity relating to VPM, which was disposed of during 2012 was as follows. There were no loans held for sale at December 31, 2013:

Year Ended December 31,
2012
Balance at January 1	$33,417
Loans originated for sale	145,819
Proceeds from sale of loans held for sale	(184,672)
Net gain on sale of loans held for sale	5,436
Loans held for sale, net at December 31	$—
Mortgage loans serviced for others are not included in the Company's balance sheet, although there is a servicing asset associated with loans serviced for a third party. The principal balances of these loans at year-end are as follows:

	December 31,
	2013	2012	2011
Serviced loans	$50,794	$67,936	$89,248
Subserviced loans	88,378	93,932	127,004
Total mortgage loans serviced for others	$139,172	$161,868	$216,252
Escrows on real estate loans totaled $27,430 and $27,235 at December 31, 2013 and 2012, respectively, and are reported in "Other Liabilities" on the consolidated balance sheets. Cash balances equaling or exceeding escrow amounts are maintained at correspondent banks.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 11 — PREMISES AND EQUIPMENT
Premises and equipment were as follows:

	December 31,
	2013	2012
Land	$17,076	$17,076
Buildings	49,622	48,475
Furniture, fixtures and equipment	27,710	26,557
Leasehold improvements	4,700	4,634
	99,108	96,742
Less: accumulated depreciation	(45,836)	(43,582)
Total	$53,272	$53,160

Depreciation expense was $4,081, $3,936, and $3,515 for 2013, 2012, and 2011, respectively.
Operating Leases: The Company leases certain bank or loan production office properties and equipment under operating leases. Certain leases contain renewal options that may be exercised. Rent expense was $2,312, $2,157 and $1,468 for 2013, 2012 and 2011, respectively.
Rent commitments, before considering applicable renewal options, as of December 31, 2013, were as follows:

2014	$2,447
2015	2,409
2016	2,390
2017	1,198
2018	902
Thereafter	5,166
Total	$14,512
At December 31, 2013, the Company had no commitments for future locations and held two parcels of land for future development.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 12 - DEPOSITS
Time deposits of $100 or more were $371,932 and $337,242 at year‑end 2013 and 2012, respectively. The $250 FDIC insurance coverage limit applies per depositor, per insured depository institution, for each account ownership category.
At December 31, 2013 and 2012, we had $131,458 and $88,513 in reciprocal deposits, respectively. This consisted entirely of certificates of deposit made under our participation in the Certificate of Deposit Account Registry Service® (CDARS®) and our Insured Cash Sweep (ICS) money market product. Through CDARS®, the Company can provide a depositor the ability to place up to $50,000 on deposit with the Company while receiving FDIC insurance on the entire deposit by placing customer funds in excess of the FDIC deposit limits with other financial institutions in the CDARS® network. In return, these financial institutions place customer funds with the Company on a reciprocal basis. Similarly, customer funds in our ICS money market product are swept from a transaction account at the Company into money market accounts at multiple banks to allow access to FDIC insurance coverage through multiple accounts. Regulators consider reciprocal deposits to be brokered deposits.
At December 31, 2013, scheduled maturities of time deposits for the next five years with the weighted average rate at the end of the period were as follows:

	Balance	Weighted Average Rate
2014	$268,441	0.75%
2015	164,188	0.76
2016	23,064	1.47
2017	10,498	1.21
2018 and thereafter	8,424	1.70
Total	$474,615	0.82%
At December 31, 2013 and 2012, the Company's deposits included public funds totaling $217,392 and $186,508 respectively. At December 31, 2013 and 2012, overdrawn deposits of $441 and $552 were reclassified as unsecured consumer loans.
Interest expense on deposits is summarized as follows:

	Years Ended December 31,
	2013	2012	2011
Interest bearing demand	$1,811	$3,391	$8,309
Savings and money market	2,438	2,340	3,466
Time	5,296	5,722	10,699
Total	$9,545	$11,453	$22,474

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 13 - REPURCHASE AGREEMENT
In April 2008, the Company entered into a 10-year term structured repurchase callable agreement with Credit Suisse Securities (U.S.A.) LLC for $25,000 to leverage the balance sheet and increase liquidity. The interest rate was fixed at 1.62% for the first year of the agreement. The interest rate now adjusts quarterly to 6.25% less the 90 day LIBOR, subject to a lifetime cap of 3.22%. The rate was 3.22% at December 31, 2013. At maturity, the securities underlying the agreement are returned to the Company. The fair value of these securities sold under agreements to repurchase was $34,498 at December 31, 2013 and $32,522 at December 31, 2012. The Company retains the right to substitute securities under the terms of the agreements.
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

NOTE 14 — BORROWINGS
Federal Home Loan Bank ("FHLB") Advances
At December 31, 2013, advances from the FHLB totaled $639,096, net of a restructuring prepayment penalty of $2,171, and had interest rates ranging from 0.05% to 6.00% with a weighted average rate of 1.09%. At December 31, 2012, advances from the FHLB totaled $892,208, net of a restructuring penalty of $3,193, and had interest rates ranging from 0.04% to 5.99% with a weighted average rate of 0.95%. At December 31, 2013 and 2012, the Company had no variable rate FHLB advances, all FHLB advances had fixed rates.
In November 2010, $91,644 in fixed-rate FHLB advances were modified. The early repayment of the debt resulted in a prepayment penalty of $5,421, which is being amortized to interest expense as an adjustment to the cost of the new FHLB advances. The prepayment penalty balance, net of accumulated amortization, was $2,171 at December 31, 2013.
Each advance is payable according to its terms, which may include the amortization, or pay down, of a portion of the balance prior to its maturity date and is subject to prepayment penalties. The advances were collateralized by mortgage and commercial loans with FHLB collateral values of $787,821 and $1,272,330 under a blanket lien arrangement at December 31, 2013 and 2012, respectively. The FHLB no longer includes the Warehouse Purchase Program loans under the blanket lien as of the June 30, 2013 Call report. In addition, securities safekept at FHLB are used as collateral for advances. Based on this collateral, the Company was eligible to borrow an additional $333,907 and $682,984 at year-end 2013 and 2012, respectively.
FHLB stock also secures debts to the FHLB. The current agreement provided for a maximum borrowing amount of approximately $975,173 and $1,578,509 at December 31, 2013 and 2012, respectively.
At December 31, 2013 the advances were structured to contractually pay down as follows:

	Balance	Weighted Average Rate
2014	$483,516	0.33%
2015	61,742	3.66
2016	62,300	2.55
2017	15,546	4.33
2018	12,754	4.53
Thereafter	5,409	5.49
	641,267	1.09%
Restructuring prepayment penalty	(2,171)
Total	$639,096
Other Borrowings

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

At December 31, 2013 and December 31, 2012, the Company had borrowing availability representing the collateral value assigned to the securities pledged to the discount window through the Federal Reserve Bank of $68,686 and $105,807, respectively. Additionally, uncommitted, unsecured Fed Fund lines of credit totaling $125,000 and $140,000 were available at December 31, 2013 and December 31, 2012, respectively, from multiple correspondent banks.

NOTE 15 — BENEFITS

401(k) Plan: The Company offers a KSOP plan with a 401(k) match. Employees are eligible for the match if they have one year of service with 1000 hours worked and become eligible each quarter once they meet the eligibility requirements. Employees may participate on their own without meeting the service requirements; however, in this case, employee contributions do not qualify for the match. Employees may contribute between 2% and 75% of their compensation subject to certain limitations. A matching contribution will be paid to eligible employees' accounts, which is equal to 100% of first 5% of the employee's contribution up to a maximum of 5% of the employee's qualifying compensation. Matching expense for 2013, 2012 and 2011 was $1,198, $1,105 and $846, respectively.
Deferred Compensation Plan: The Company has entered into certain non-qualified deferred compensation agreements with members of the executive management team, directors and certain employees. These agreements, which are subject to the rules of section 409(a) of the Internal Revenue Code, relate to the voluntary deferral of compensation received and do not have an employer contribution. The accrued liability as of December 31, 2013 and 2012 was $1,154 and $1,414, respectively.
The Company had an existing deferred compensation agreement with the former President and Chief Executive Officer of the Company that provided benefits payable based on specified terms of the agreement. The accrued liability as of December 31, 2012 was approximately $451. Per the terms of the agreement, a final payment of $449 was paid in 2013. The expense for this deferred compensation agreement was $(2), $41 and $139 for the years ended December 31, 2013, 2012 and 2011, respectively.
Included in other assets is a universal life insurance policy as well as variable and fixed annuity contracts totaling $1,332 and $2,039 at December 31, 2013 and 2012, respectively. The Company is the owner and beneficiary of the policy. The policy pays interest on the funds invested. The life insurance is recorded at the net cash surrender value, or the amount that can be realized. Interest income on the investment is included in the statements of income.
Bank-Owned Life Insurance: In 2007, the Company purchased and provided those who agreed to be insured under a separate account bank-owned life insurance plan with a share of the death benefit while they remain actively employed with the Company or serve on it's board. The benefit will equal 200% of each participating employee's base salary at the time of plan implementation and 200% of each participating director's annual base fees. In the event of death while actively employed with the Company, the deceased employee's or director's designated beneficiary will receive an income tax free death benefit paid.
In conjunction with the acquisition of Highlands in April 2012, the Company acquired an existing hybrid account bank-owned life insurance that provides certain executive officers who agreed to be insured under the plan with a share of the death benefit while they remain employed with the Company. The benefit is dependent upon the executive's most recent officer title and ranges from $75 to $150. No benefit will be paid if the executive reaches normal retirement age or, while disabled, obtains gainful employment with an entity other than the Company.
The total balance of the bank-owned life insurance policies, reported as an asset, at December 31, 2013 and 2012 totaled $35,565 and $34,916, and income for 2013, 2012 and 2011 totaled $649, $699 and $506, respectively.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

NOTE 16 — ESOP PLAN

In connection with the 2006 minority stock offering, the Company established an Employee Stock Ownership Plan (“ESOP”) for the benefit of its employees. The ESOP purchased 928,395 shares of common stock with proceeds from a 10 year note in the amount of $9,284 from the Company. In 2010, the ESOP purchased 1,588,587 shares of common stock with proceeds from a 30 year note in the amount of $15,886 from the Company. The Company's Board of Directors determines the amount of contribution to the ESOP annually but is required to make contributions sufficient to service the ESOP's debt. Shares are released for allocation to employees as the ESOP debt is repaid. Eligible employees receive an allocation of released shares at the end of the calendar year on a relative compensation basis. Employees are eligible if they meet the minimum service and eligibility requirements. The dividends paid on allocated shares are paid to employee accounts. Dividends on unallocated shares held by the ESOP are applied to the ESOP note payable. Contributions to the ESOP during 2013, 2012 and 2011 were $2,060 each, and expense was $3,901, $3,152 and $2,340 for December 31, 2013, 2012 and 2011, respectively.
Shares purchased by the ESOP were categorized as follows:

	2013	2012
Allocated to participants	1,154,495	970,301
Unearned	1,733,845	1,918,039
Total ESOP shares	2,888,340	2,888,340
Fair value of unearned shares at December 31	$47,594	$40,164

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 17 - SHARE-BASED COMPENSATION

The Company has shareholder approved share-based compensation plans that are accounted for under ASC 718, Compensation - Stock Compensation, which requires companies to record compensation cost for share-based payment transactions with employees in return for employment service. Under the plans, 3,370,040 options to purchase shares of common stock and 1,348,016 restricted shares of common stock were made available. The plans allow for the Company to grant restricted stock and stock options to directors, advisory directors, officers and other employees. Shares issued in connection with stock compensation awards are issued from available authorized shares. Compensation cost charged to income for share-based compensation is presented below:

	Years ended December 31,
	2013	2012	2011
Restricted stock	$1,699	$1,512	$1,102
Stock options	949	365	449

Income tax benefit	927	657	543
A combined summary of changes in the nonvested shares for the Company's stock plans for 2013, 2012 and 2011 follows:

	2013
	Time-Vested Shares		Performance-Based Shares
	Shares	Weighted- Average Grant Date Fair Value [1]	Shares	Weighted- Average Grant Date Fair Value [2]
Non-vested at January 1	185,296	$17.60	—	$—
Granted	278,500	20.55	110,500	20.85
Vested	(49,798)	17.73	—	—
Forfeited	(32,596)	17.41	(28,100)	25.68
Non-vested at December 31	381,402	$20.39	82,400	$27.45

	2012		2011
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Non-vested at January 1	71,603	$13.08	218,393	$13.14
Granted	222,336	17.56	—	—
Vested	(108,643)	14.54	(107,798)	13.15
Forfeited	—	—	(38,992)	13.19
Non-vested at December 31	185,296	$17.60	71,603	$13.08
1 For restricted stock awards with time-based vesting conditions, the grant date fair value is based on the closing stock price as quoted on the NASDAQ Stock Market on the grant date.
2 For restricted stock awards with performance-based vesting conditions and restricted stock awards to non-employees, the value of the award is based upon the closing stock price as quoted on the NASDAQ Stock Market on the date of vesting. Until the final value is determined on the vesting date, the Company estimates the fair value quarterly based upon the closing stock price as quoted on the NASDAQ Stock Market on the last business day of each calendar quarter end.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

As of December 31, 2013, there was $8,721 of total unrecognized compensation expense related to non-vested shares awarded under the restricted stock plans. That expense is expected to be recognized over a weighted-average period of 3.84 years. The total fair value of shares vested during the year ended December 31, 2013, was $883. Total restricted shares available for future issuance under the plans totaled 259,389 at year-end 2013 and 1,213,624 shares have been issued under the plans through December 31, 2013.
Under the terms of the stock option plans, stock options may not be granted with an exercise price less than the fair market value of the Company’s common stock on the date the option is granted and may not be exercised later than ten years after the grant date. The fair market value is the closing stock price as quoted on the NASDAQ Stock Market on the date of grant and options typically vest evenly over a five year period.
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

The weighted average fair value of stock options granted during 2013, 2012 and 2011 was $5.70, $5.11 and $4.30, respectively. The fair value of options granted was determined using the following weighted-average assumptions as of grant date:

	2013	2012	2011
Risk-free interest rate	1.42%	1.25%	2.45%
Expected term of stock options (years)	6.28	6.6	7.5
Expected stock price volatility	32.90%	34.43%	33.20%
Expected dividends	1.75%	1.39%	1.42%

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

A summary of activity in the stock option portion of the plans for 2013, 2012 and 2011 was as follows:

		Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options	Shares
Outstanding at January 1, 2011	457,555	$12.01	7.6	$170
Granted	108,500	12.72	10	31
Exercised	—	—	—	—
Forfeited	(30,671)	11.61	—	44
Outstanding at December 31, 2011	535,384	12.17	7.1	483
Granted	185,700	16.61	10.0	—
Exercised	(177,115)	12.62	—	858
Forfeited	(43,920)	11.68	—	—
Outstanding at December 31, 2012	500,049	13.70	7.6	3,619
Granted	810,000	20.33	10.0	—
Exercised	(81,401)	12.06	—	883
Forfeited	(55,030)	18.62	—	—
Outstanding at December 31, 2013	1,173,618	$18.16	8.42	$10,903
Fully vested and expected to vest	1,157,439	$18.15	8.42	$10,766
Exercisable at December 31, 2013	161,666	$12.92	5.4	$2,349

No stock options were exercised in 2011. As of December 31, 2013, there was $4,455 of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over a weighted-average period of 3.34 years. At December 31, 2013, the Company applied an estimated forfeiture rate of 5% based on historical activity. The intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the market price of our common stock as of the reporting date.
The Compensation Committee may grant stock appreciation rights, which give the recipient of the award the right to receive the excess of the market value of the shares represented by the stock appreciation rights on the date exercised over the exercise price. As of December 31, 2013, the Company has not granted any stock appreciation rights.
NOTE 18 — INCOME TAXES
The Company's pre-tax income is subject to federal income tax and state margin tax at a combined rate of 36% for 2013, 2012 and 2011. Income tax expense for 2013, 2012 and 2011, was as follows:

	2013	2012	2011
Current expense	$13,996	$14,047	$11,384
Deferred expense	2,293	5,262	204
Total income tax expense	$16,289	$19,309	$11,588

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

At December 31, 2013 and 2012, deferred tax assets and liabilities were due to the following:

	December 31,
	2013	2012
Deferred tax assets:
Allowance for loan losses	$6,775	$6,330
Other real estate owned	28	20
Depreciation	—	192
Deferred compensation arrangements	656	705
Self-funded health insurance	114	93
Non-accrual interest	271	303
Restricted stock and stock options	1,069	623
NOL carryforward from acquisition	1,398	3,023
Intangible assets	577	733
Fair value mark on purchased loans	1,222	2,962
Net unrealized loss on securities available for sale	207	—
Other	1,367	1,073
	13,684	16,057
Deferred tax liabilities:
Mortgage servicing assets	(97)	(94)
Depreciation	(265)	—
Net unrealized gain on securities available for sale	—	(1,050)
Partnerships — CRA-purposed private equity funds	(980)	(809)
Other	(22)	(78)
	(1,364)	(2,031)
Net deferred tax asset	$12,320	$14,026

The net deferred tax asset is recorded on the consolidated balance sheets under “other assets.” Management performed an analysis related to the Company's deferred tax asset for each of the years ended December 31, 2013 and 2012 and, based upon these analyses, no valuation allowance was deemed necessary as of December 31, 2013 or 2012.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

Effective tax rates differ from the federal statutory rate of 35% in 2013, 2012 and 2011, applied to income before income taxes due to the following:

	At and for the Year Ended December 31,
	2013	2012	2011
Federal statutory rate times financial statement income	$16,792	$19,093	$13,271
Effect of:
State taxes, net of federal benefit	80	87	56
Tax credit on CRA-purposed private equity fund	(125)	(192)	(192)
Bank-owned life insurance income	(227)	(245)	(151)
Municipal interest income	(738)	(662)	(740)
Other	507	1,228	(656)
Total income tax expense	$16,289	$19,309	$11,588
Effective Tax Rate	33.95%	35.40%	30.56%
The Company files income tax returns in the U.S. federal jurisdiction and several U.S. state jurisdictions. The Company is generally no longer subject to U.S. federal income tax examinations for tax years prior to 2010.
NOTE 19 — RELATED PARTY TRANSACTIONS
Loans to executive officers, directors, and their affiliates during 2013 were as follows:

Beginning balance	$1,067
New loans	—
Effect of changes in composition of related parties	(764)
Repayments	(42)
Ending balance	$261

None of the above loans were considered non-performing or potential problem loans. These loans are made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectability. Deposits from executive officers, directors, and their affiliates at year‑end 2013 and 2012 were $2,663 and $2,960, respectively.

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

Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is adequately capitalized, regulatory approval is required to accept brokered deposits. If an institution is undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year‑end 2013 and 2012, the most recent regulatory notification categorized the Bank and the Company as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. Management believes that, at December 31, 2013, the Bank and the Company met all capital adequacy requirements to which it is subject. Regulatory capital levels and ratios are calculated according to Form FFIEC 041 instructions.

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

					To Be Well-Capitalized
			Required for Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013
Total risk-based capital
the Company	$533,266	18.85%	$226,316	8.00%	$282,895	10.00%
the Bank	431,442	15.26	226,181	8.00	282,727	10.00
Tier 1 risk-based capital
the Company	513,908	18.17	113,158	4.00	169,737	6.00
the Bank	412,084	14.58	113,091	4.00	169,636	6.00
Tier 1 leverage
the Company	513,908	15.67	131,197	4.00	163,996	5.00
the Bank	412,084	12.56	131,217	4.00	164,021	5.00
As of December 31, 2012
Total risk-based capital
the Company	$505,566	22.47%	$179,957	8.00%	$224,947	10.00%
the Bank	404,562	18.00	179,847	8.00	224,809	10.00
Tier 1 risk-based capital
the Company	487,515	21.67	89,979	4.00	134,968	6.00
the Bank	386,511	17.19	89,923	4.00	134,885	6.00
Tier 1 leverage
the Company	487,515	13.97	139,620	4.00	174,525	5.00
the Bank	386,511	11.08	139,595	4.00	174,493	5.00

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

The following is a reconciliation of the Company and Bank’s equity under US GAAP to regulatory capital (as defined by the OCC and FRB):

	December 31, 2013		December 31, 2012
	Company	Bank	Company	Bank
GAAP equity	$544,460	$442,636	$520,871	$419,867
Deduction for nonfinancial equity investments	(568)	(568)	(516)	(516)
Disallowed goodwill and intangible assets	(30,367)	(30,367)	(30,945)	(30,945)
Unrealized loss (gain) on securities available for sale	383	383	(1,895)	(1,895)
Tier 1 capital	513,908	412,084	487,515	386,511
Allowance for loan losses	19,358	19,358	18,051	18,051
Total capital	$533,266	$431,442	$505,566	$404,562
Dividend Restrictions and Information—Banking regulations limit the amount of dividends that may be paid by the Bank to the Company without prior approval of regulatory agencies. The Bank may pay dividends to the Company within the limitations of the regulations. Under OCC regulations, limitations have been imposed upon all “capital distributions” by national banks, including cash dividend payments by an institution to its holding company for any purpose, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. As a subsidiary of a bank holding company, the Bank may make a capital distribution with 30-days prior notice to the OCC, provided that the following criteria are met:

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
The contractual amounts of financial instruments with off‑balance sheet risk at year-end were as follows:

	At December 31,
	2013	2012
Unused commitments to extend credit	$425,324	$219,284
Unused capacity on Warehouse Purchase Program loans	562,030	278,780
Standby letters of credit	1,354	2,155
Total unused commitments/capacity	$988,708	$500,219
Credit Card Guarantees: During 2013, the Company began a program where the Company would guarantee the credit card debt of certain customers to the merchant bank that issues the cards. At December 31, 2013, the guarantees totaled $1,307.
In addition to the commitments above, the Company had overdraft protection available in the amounts of $87,772 and $79,416 for December 31, 2013 and 2012, respectively.
In regards to unused capacity on Warehouse Purchase Program loans, the Company has established a maximum purchase facility amount, but reserves the right, at any time, to refuse to buy any mortgage loans offered for sale by its mortgage banking company customers for any reason in the Company's sole and absolute discretion.
In October 2013, the Board of Directors of the Bank approved a $2,000 investment in a community development -oriented private equity fund used for Community Reinvestment Act purposes. The investment is structured as a limited partnership and has applied to the SBA to be a Small Business Investment Corporation. At December 31, 2013, $1,800 of the commitment was unfunded.
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
(Dollar amounts in thousands, except per share and share data) (Continued)

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

The Company has established a mortgage repurchase liability that reflects management's estimate of losses for loans for which the Company could have repurchase obligations based on historical investor repurchase and indemnification demands and historical loss ratios. Although investors may demand repurchase at any time, the Company's historical demands have occurred within 12 months of the investor purchase. The Company had no repurchases and one indemnification in 2013. In 2012, there were no repurchases and two indemnifications. Actual losses were $5 and $22 during the years ended December 31, 2013 and 2012, respectively.

The liability, included in “Other Liabilities” in the consolidated balance sheet, was $106 at December 31, 2013. Additions to the liability reduced net gains on mortgage loan origination/sales. The mortgage repurchase liability represents the Company's best estimate of the loss that may be incurred for various representations and warranties in the contractual provisions of sales of mortgage loans. There may be a range of reasonably possible losses in excess of the estimated liability that cannot be estimated with confidence. Because the level of mortgage loan repurchase losses are dependent on economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.

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
The reportable segments are determined by the products and services offered, primarily distinguished between banking and VPM, our former mortgage banking subsidiary. Loans, investments and deposits generate the revenues in the banking segment; secondary marketing sales generated the revenue in the VPM segment. Segment performance is evaluated using segment profit (loss). Information reported internally for performance assessment for years ended December 31, 2012 and 2011 was as follows:

	Year Ended December 31, 2012
	Banking	VPM	Eliminations and Adjustments[1]	Total Segments (Consolidated Total)
Results of Operations:
Total interest income	$137,974	$994	$(976)	$137,992
Total interest expense	22,906	975	(1,712)	22,169
Provision (benefit) for loan losses	3,212	(73)	—	3,139
Net interest income after provision for loan losses	111,856	92	736	112,684
Other revenue	24,769	(1,040)	391	24,120
Net gain (loss) on sale of loans	(1,578)	7,014	—	5,436
Total non-interest expense	78,673	6,687	2,330	87,690
Income before income tax expense (benefit)	56,374	(621)	(1,203)	54,550
Income tax expense (benefit)	19,973	(204)	(460)	19,309
Net income (loss)	$36,401	$(417)	$(743)	$35,241
Segment assets	$3,661,677	$—	$1,381	$3,663,058
Noncash items:
Net gain (loss) on sale of loans	(1,578)	7,014	—	5,436
Depreciation	3,783	153	—	3,936
Provision (benefit) for loan losses	3,212	(73)	—	3,139

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

	Year Ended December 31, 2011
	Banking	VPM	Eliminations and Adjustments[1]	Total Segments (Consolidated Total)
Results of Operations:
Total interest income	$116,032	$1,698	$(1,506)	$116,224
Total interest expense	33,992	1,506	(1,852)	33,646
Provision for loan losses	3,962	8	—	3,970
Net interest income after provision for loan losses	78,078	184	346	78,608
Other revenue	25,394	(306)	1,821	26,909
Net gain (loss) on sale of loans	(2,158)	9,797	—	7,639
Total non-interest expense	61,231	12,464	1,545	75,240
Income (loss) before income tax expense (benefit)	40,083	(2,789)	622	37,916
Income tax expense (benefit)	12,905	(916)	(401)	11,588
Net income (loss)	$27,178	$(1,873)	$1,023	$26,328
Segment assets	$3,180,291	$52,568	$(52,281)	$3,180,578
Noncash items:
Net gain (loss) on sale of loans	(2,158)	9,797	—	7,639
Depreciation	3,223	292	—	3,515
Provision for loan losses	3,962	8	—	3,970
1 Includes eliminating entries for intercompany transactions and stand-alone expenses of the Company.

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 23 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
Condensed financial information of ViewPoint Financial Group, Inc. follows:

CONDENSED BALANCE SHEETS
December 31,

	2013	2012
ASSETS
Cash on deposit at subsidiary	$46,859	$47,559
Investment in banking subsidiary	442,636	419,867
Receivable from banking subsidiary	35,821	33,174
ESOP note receivable and other assets	19,508	20,271
Total assets	$544,824	$520,871
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$364	$—
Shareholders’ equity	544,460	520,871
Total liabilities and shareholders’ equity	$544,824	$520,871

CONDENSED STATEMENTS OF INCOME
December 31,

	2013	2012	2011
Cash dividends from subsidiary	$12,780	$—	$—
Excess of earnings over dividend from subsidiary	20,537	36,401	27,176
Interest income on ESOP loan	698	762	819
	34,015	37,163	27,995
Interest expense	—	27	473
Operating expenses	3,154	2,355	1,595
Earnings before income tax benefit	30,861	34,781	25,927
Income tax benefit	827	460	401
Net income	$31,688	$35,241	$26,328

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
December 31,

	2013	2012	2011
Cash flows from operating activities
Net income	$31,688	$35,241	$26,328
Adjustments to reconcile net income to net cash from operating activities:
Excess of earnings over dividend from subsidiary	(20,537)	(36,401)	(27,176)
Vesting of restricted stock	(89)	1,805	1,327
Net change in intercompany receivable	111	(31,946)	—
Net change in other assets	(594)	(665)	(402)
Net change in other liabilities	364	(325)	200
Net cash from operating activities	10,943	(32,291)	277
Cash flows from investing activities
Capital contribution to subsidiary	—	29,007	—
Cash and cash equivalents acquired from acquisition	—	599	—
Payments received on ESOP notes receivable	1,362	1,298	1,241
Net cash from investing activities	1,362	30,904	1,241
Cash flows from financing activities
Share repurchase	(1,554)	—	(13,012)
Proceeds (repayments) from borrowing	—	—	(10,000)
Net issuance of common stock under employee stock plans	1,329	2,236	—
Payment of dividends	(12,780)	(15,448)	(6,918)
Net cash from financing activities	(13,005)	(13,212)	(29,930)
Net change in cash and cash equivalents	(700)	(14,599)	(28,412)
Beginning cash and cash equivalents	47,559	62,158	90,570
Ending cash and cash equivalents	$46,859	$47,559	$62,158

VIEWPOINT FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

NOTE 24 - QUARTERLY FINANCIAL DATA (Unaudited)

			Net Interest Income	Provision (Benefit) for Loan Losses	Securities Gains and (Losses)		Earnings per Share
	Interest Income	Interest Expense				Net Income	Basic	Diluted
2013
First quarter	$33,419	$4,894	$28,525	$883	$(177)	$8,058	0.21	0.21
Second quarter	35,296	4,858	30,438	1,858	—	8,174	0.21	0.21
Third quarter	33,875	4,687	29,188	(158)	—	8,212	0.22	0.21
Fourth quarter	34,499	4,430	30,069	616	—	7,244	0.19	0.19
2012
First quarter	$29,376	$5,886	$23,490	$895	$—	$7,072	0.22	0.22
Second quarter [1]	35,127	5,941	29,186	1,447	116	6,492	0.17	0.17
Third quarter	37,008	5,389	31,619	814	898	11,316	0.30	0.30
Fourth quarter	36,481	4,953	31,528	(17)	—	10,361	0.28	0.27
1 Net income includes a goodwill impairment charge of $818 during the second quarter of 2012.

NOTE 25 — SUBSEQUENT EVENTS

The Company evaluated events from the date of the consolidated financial statements on December 31, 2013 through the issuance of those consolidated financial statements included in this Annual Report on Form 10-K dated February 26, 2014. No additional events were identified requiring recognition in and/or disclosures in the consolidated financial statements.
On November 25, 2013, the Company entered into a definitive agreement with LegacyTexas Group, Inc. (“LegacyTexas”), pursuant to which LegacyTexas will be merged with and into the Company (the “Merger”). The Agreement provides, that upon the terms and subject to the conditions set forth therein, the Company’s articles of incorporation and bylaws will be amended as of the effective time of the Merger (the "Effective Time") to change its name to “LegacyTexas Financial Group, Inc.” Immediately following the Merger, the Bank will be merged with and into LegacyTexas’ subsidiary bank, LegacyTexas Bank. The Board of Directors of the Bank will serve as the Board of Directors of LegacyTexas Bank at the effective time of the Bank Merger. George Fisk, Vice Chairman and CEO of LegacyTexas, and Greg Wilkinson, each current LegacyTexas board members, will join the Board of Directors of the Company at the Effective Time and will continue to serve on the Board of LegacyTexas Bank following the Merger.
Under the terms of the Merger Agreement, LegacyTexas shareholders will be entitled to elect to receive, for each share of LegacyTexas common stock they hold, either $126.124 in cash or 6.006 shares of the Company’s common stock, with cash paid in lieu of fractional shares. It is expected that the Company will issue 7.85 million shares of common stock in the Merger.
In the event the Agreement is terminated under certain specified circumstances in connection with a competing transaction, LegacyTexas will be required to pay the Company a termination fee of $8.4 million in cash.
Mays Davenport, Executive Vice President of LegacyTexas Bank, will become Executive Vice President / Chief Financial Officer of the Company effective upon the closing of the Merger. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the Agreement by the shareholders of LegacyTexas, and is expected to be completed during the second quarter of 2014. All of the directors of LegacyTexas have agreed to vote their shares of LegacyTexas common stock in favor of approval of the Agreement.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) as of December 31, 2013, was carried out under the supervision and with the participation of our Chief Executive Officer, Principal Financial Officer and several other members of our senior management. Our Chief Executive Officer and Principal Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the Company’s systems of internal control over financial reporting as of December 31, 2013. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on this assessment, management believes that, as of December 31, 2013, the Company maintained effective internal control over financial reporting based on those criteria. The Company’s independent registered public accounting firm that audited the financial statements included in this annual report on Form 10-K has issued an attestation report on the Company’s internal control over financial reporting. The attestation report of Ernst & Young LLP appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
ViewPoint Financial Group, Inc.

We have audited ViewPoint Financial Group, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). ViewPoint Financial Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements..

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, ViewPoint Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of ViewPoint Financial Group, Inc. and our report dated February 26, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young

Dallas, Texas
February 26, 2014

(c)
Changes in Internal Control Over Financial Reporting: During the quarter ended December 31, 2013, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Company's Board of Directors is currently composed of seven members, each of whom is also a director of the Bank. One-third of the directors are elected annually. Directors of the Company are elected to serve for a three-year term or until their respective successors are elected and qualified.
Effective May 19, 2014, the date of the Company's annual meeting of shareholders, directors James McCarley and Keith Sockwell will retire from the Board of Directors of the Company and the size of the Company's board of directors will reduce to five. Messrs. McCarley and Sockwell also will retire as directors of the Bank, effective May 19, 2014. The Board of Directors wishes to thank Messrs. McCarley and Sockwell for their dedicated service to the Company and the Bank.

On November 25, 2013, the Company entered into an agreement to acquire LegacyTexas Group, Inc. (“LegacyTexas”). The transaction is expected to close during the second quarter of 2014 (but following the Company's annual meeting of shareholders), subject to customary closing conditions, including receipt of required regulatory approvals and approval of the merger agreement by the shareholders of LegacyTexas. In accordance with the terms of the merger agreement, simultaneously with the closing of the transaction, two LegacyTexas directors will be appointed to the Board of Directors of the Company and its wholly owned bank subsidiary. At such time, the size of the Company's board will be expanded to seven members to accommodate the appointment of the two LegacyTexas directors.

The following table sets forth certain information regarding the composition of the Company's Board of Directors, including each director's term of office. The Board of Directors, acting on the recommendation of the Governance and Nominating Committee, has recommended and approved the nomination of James Brian McCall and Karen H. O’Shea to serve as directors for a term of three years to expire at the annual meeting of shareholders to be held in 2017. Except as disclosed in this Form 10-K statement, there are no arrangements or understandings between the nominee and any other person pursuant to which the nominee was selected.

Name	Age	Position(s) Held in the Company	Director Since	Term of Office to Expire
Nominee
James Brian McCall, Ph.D.	55	Director	2009	2017
Karen H. O’Shea	63	Director	1998	2017

Directors Remaining in Office
Kevin J. Hanigan	57	Director, President and CEO	2012	2015
Anthony J. LeVecchio	67	Vice Chairman of the Board	2006	2015
Bruce W. Hunt	55	Director	2012	2016
James B. McCarley [1]	70	Chairman of the Board	1992	2014
V. Keith Sockwell [1]	71	Director	1987	2015
1 To retire effective as of the May 19, 2014 annual meeting of shareholders

The business experience for at least the past five years of each director, director nominee and persons chosen to become directors is set forth below.

James Brian McCall, Ph.D. Brian McCall has served on the Board of Directors of the Company since 2011 and of the Bank since 2009. McCall is Chairman of the Legislative, ALCO, and Enterprise Risk Committees and is a member of the Audit Committee. McCall is chancellor of the Texas State University System, the oldest and third-largest university system in Texas, comprising eight institutions with more than 80,000 students and 15,000 faculty and staff. He previously served in the Texas House of Representatives, first elected in 1991 to represent the areas of North Dallas, Frisco, Allen, and Plano. As a representative, McCall served as chairman of the House Calendars Committee and as a member of the Higher Education Committee. Texas Monthly named him one of the "10 Best" legislators of the 2009 session. McCall was President of Westminster Capital Corporation, an investment firm focused on acquisitions primarily in software and technology. A long-time civic and community volunteer, McCall is founder and chairman of the board of The Empowerment Project, a non-profit organization which has sent more than $10 million worth of math and science books to disadvantaged schools in the Republic of South Africa, and helped construct a library in Vietnam through the Libraries of Love organization. McCall's management and legislative expertise, as well as his civic and community involvement, give him a broad range of experience and knowledge which he draws upon for service on our Board and his assigned committees.
Karen H. O'Shea. Ms. O'Shea has served on the Board of Directors of the Company (including its predecessor entity) since its inception in 2006 and of the Bank (including its predecessor entity) since 1998. Ms. O'Shea chairs the Compensation Committee and is also a member of the Governance and Nominating, Enterprise Risk and Executive Committees. Prior to her retirement in 2008, she was Vice President of Communications and Public Relations for Lennox International Inc., a NYSE-listed manufacturer of heating and air conditioning equipment. During her 25 years at Lennox, Ms. O'Shea's responsibilities included media relations, corporate communications, investor relations and human resources, including compensation and employee development. Prior to her tenure at Lennox, she was a teacher, an owner and manager of a retail business, and an editor for a major Texas metropolitan newspaper. She also served on the Board of Directors of Richardson Regional Medical Center for eight years, including a term as Vice-Chairman. Ms. O'Shea's expertise in corporate communications for a NYSE-listed company and her experience in human resources, employee development and compensation, as well as her experience on the boards of both a large regional medical institution and a publicly traded financial institution, give her a broad range of experience she draws upon for her service on our board and her assigned committees.
Kevin J. Hanigan. Mr. Hanigan is a Director and Chief Executive Officer of the Company and the Bank, positions he has held since the completion of the Highlands Bank acquisition with and into the Company in April 2012. Prior to joining the Company, Mr. Hanigan was the Chairman and Chief Executive Officer of Highlands Bank, serving in those roles since 2010. Prior to joining Highlands Bank, Mr. Hanigan was employed by Guaranty Bank starting in 1996, serving in numerous capacities including Chief Lending Officer, Executive in charge of Retail Banking, and finally as Chairman and Chief Executive Officer of Guaranty Bank and its parent company, Guaranty Financial Group, Inc., which filed for bankruptcy in 2009. Mr. Hanigan began his career with Bank of the Southwest in Houston in June 1980. Mr. Hanigan earned his undergraduate degree and Master of Business Administration from Arizona State University. With more than 30 years of experience working in the banking industry in Texas and serving as chief executive officer of several institutions, Mr. Hanigan brings outstanding leadership skills and a deep understanding of the local banking market and issues facing the banking industry.
Anthony J. LeVecchio. Mr. LeVecchio joined the Board of Directors of the Company (including its predecessor entity) and the Bank in September 2006. Mr. LeVecchio serves as Chairman of the Audit Committee and is also a member of the Compensation, Executive, Enterprise Risk and Lending Committees. Mr. LeVecchio is President and Principal of The James Group, Inc., a Plano, Texas-based consulting group that focuses on providing executive support to businesses throughout the United States. Prior to founding The James Group, Mr. LeVecchio served as Senior Vice President and Chief Financial Officer of VHA Southwest Inc., a regional health care system comprised of not-for-profit hospitals in Texas. Before VHA Southwest, Mr. LeVecchio served in various senior financial management capacities with Phillips Information Systems, Exxon Office Systems and Xerox Corporation. Mr. LeVecchio currently serves on the boards of directors of Ascendant Solutions (a privately-owned value-oriented investment firm based in Dallas) and UniPixel (a publicly traded technology company based in The Woodlands, Texas). Mr. LeVecchio also served on the boards of directors of DG Fast Channel (a publicly traded technology company based in Dallas, Texas) until July 2011and Microtune, Inc. (a former publicly traded radio frequency silicon and systems company based in Plano, Texas) until November 2010. Mr. LeVecchio, who serves as our audit committee financial expert, holds a Bachelor of Economics and an M.B.A. in Finance from Rollins College where he serves on the Board of Trustees. Mr. LeVecchio is a lecturing professor for financial statement analysis classes in the undergraduate and MBA programs at the University of Texas, Dallas. His broad experience serving on the boards of publicly traded companies, together with his expertise and extensive experience in accounting and finance and his sharp focus on the financial efficiency and profitability of the institution, have contributed significantly to our efforts since he joined the Board in 2006.
Bruce W. Hunt. Mr. Hunt joined the Board of Directors of the Company and of the Bank in 2012, following completion of the merger of Highlands Bancshares, Inc. with and into the Company. Mr. Hunt is President of Petro-Hunt, L.L.C., an independent oil and gas production company headquartered in Dallas, Texas. Mr. Hunt is a graduate of the University of Texas with a BBA in Petroleum Land Management. He currently serves on the Board of Directors of Hornbeck Offshore Services, Inc. (NYSE: HOS) and is the independent lead director for that company. Mr. Hunt is active in a number of industry and professional organizations such as the American Petroleum Institute (API), Independent Producers Association of America (IPAA), National Ocean Industries Association (NOIA), and All-American Wildcatters. Mr. Hunt serves on the Board of Trustees at Texas Christian University (TCU) and is a past member of the International Board of Visitors at TCU's Neeley School of Business. Mr. Hunt is an experienced business leader. The depth and breadth of his general business knowledge, coupled with the experience he has gained as a director of Highlands Bancshares and as the lead independent director for another publicly held company makes Mr. Hunt a valuable addition to the Board.

James B. McCarley. Mr. McCarley has served on the Board of Directors of the Company (including its predecessor entity) since its inception in 2006 and of the Bank (including its predecessor entity) since 1992. He has served as Chairman of the Board since 1999. Mr. McCarley serves as Chairman of the Executive Committee and is also a member of the Compensation, Legislative and Governance and Nominating Committees. Since January 1996, Mr. McCarley has served as President of James McCarley Consultants, a governmental affairs consulting company. He served as Executive Director of the Dallas Regional Mobility Coalition (DRMC) on a contract basis from 1996 until his retirement in 2007. DRMC is a voluntary coalition of five counties and 27 cities in the Texas Department of Transportation Dallas District that promotes mobility issues, projects and programs for transportation improvements. During his service with the DRMC, he served as interim Executive Director of the North Texas Tollway Authority, a Regional Tollway Authority comprised of four counties in North Texas. His service there included responsibility for development of Tollway facilities through public revenue bond funding for various projects over $2 billion and operation of the Regional Agency. From February 1987 through January 1996, Mr. McCarley served as the Assistant City Manager-Director of Public Safety for the City of Plano, Texas. During a portion of his service with the City of Plano he had oversight of the Finance Department and Tax Department along with Budget Planning and Audit. Prior to 1987, Mr. McCarley spent 23 years in law enforcement, including serving nearly 11 years as the Chief of Police for the City of Plano, Texas. Mr. McCarley was also a founding director of and equity investor in the Town and Country Savings and Loan (State Chartered) in McKinney and served on the Loan Committee of that entity prior to its sale to another institution in the early eighties.
With 29 years of combined experience serving on the boards of directors of two different financial institutions, 20 years of senior executive experience with public entities and 14 years as the owner-operator of a successful legislative relations business, Mr. McCarley has a diverse and well-rounded background for his role as Chairman of the Board of Directors. Additionally, his personal and professional relationships with a litany of local, state and federal elected officials, and his extensive network of professional contacts within our business area, have regularly proven to be valuable to the Bank.
V. Keith Sockwell. Mr. Sockwell has served on the Board of Directors of the Company (including its predecessor entity) since its inception in 2006 and of the Bank (including its predecessor entity) since 1987. Mr. Sockwell serves as Chairman of the Governance and Nominating Committee and is also a member of the Legislative, Executive, Compensation and Audit Committees. He served as the President and CEO of Cambridge Strategics until July 2011. He retired in March 2013 as a partner of N2 Learning LLC, a consulting firm located in Plano, Texas. Mr. Sockwell retired after 40 years in public education where he served as Deputy Superintendent of the Plano Independent School District and Superintendent of the Northwest Independent School District. He is a member of the Texas Association of School Administrators. He served on the Executive Committees for the Texas School Coalition and the Fast Growth Coalition of Texas Public Schools and also served as a director on the State Board of Educator Certification. Mr. Sockwell's years of executive management with large public educational organizations provided him extensive experience in budgeting, financial management and human resources that prove valuable in his role as a board member. In addition, his 23 years of service on our Board of Directors gives him an important historical perspective on our business.

On November 25, 2013, the Company entered into a definitive agreement (the “Agreement”) with LegacyTexas Group, Inc. (“LegacyTexas”), pursuant to which LegacyTexas will be merged with and into the Company (the “Merger”). The Agreement provides that George Fisk, Chief Executive Officer and vice chairman of LegacyTexas, and Greg Wilkinson, board member of LegacyTexas, will join the Company's board of directors.

George A. Fisk, age 65, has served as Chief Executive Officer and Vice Chairman of LegacyTexas since 2004. Between 2001 and 2004, Mr. Fisk served as partner at McGladrey and Pullen, an independent accounting and consulting firm. Prior to that, Mr. Fisk served as a shareholder of Fisk & Robinson, P.C., which merged with McGladrey and Pullen in 2001. He has worked in the financial services sector for more than 40 years. He currently serves as a board member of the Independent Bankers Financial Corporation, the Freeman Companies and Jesuit College Preparatory School Foundation. He is a member of the Chief Executives Round Table. He is a former director of the Federal Reserve Bank of Dallas and former advisory board member of College of Business of the University of North Texas and the Texas Tech University Graduate School of Banking. Mr. Fisk holds a B.A. in government from Texas Tech University, and an M.B.A. in banking and finance from the University of North Texas. Mr. Fisk is a Certified Public Accountant.

Greg Wilkinson, age 67, has served on the Board of Directors of LegacyTexas since 2007. Mr. Wilkinson has served in various capacities at Hill & Wilkinson General Contractors since 1985, where he is currently Co-Chairman. Prior to that, he served as the Vice President and General Manager of the regional division of a worldwide general contractor. He has over 40 years experience in the construction industry. Mr. Wilkinson serves on the Board of Directors of the National Center for Policy Analysis, and is a member of the Salesmanship Club of Dallas. He is a past Board member of The Real Estate Council (TREC) and Circle Ten Council of Boy Scouts of America and serves on the YMCA of Metropolitan Dallas Properties Committee. Mr. Wilkinson earned a B.S. in Mechanical Engineering from Southern Methodist University, and completed advanced management education programs at both Southern Methodist University and Penn State University.

Other than with respect to Mr. Fisk and Mr. Wilkinson, there are no arrangements or understandings between the Company and any person pursuant to which such person has been or will be elected as a director.
Executive Officers
Information about our executive officers is contained under the caption "Executive Officers" in Part I of this Form 10-K and is incorporated herein by this reference.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's common stock, to report their initial ownership of the Company's common stock and any subsequent changes in that ownership to the SEC. Specific due dates for these reports have been established by the SEC, and the Company is required to disclose in this Form 10-K any late filings or failure to file.
The Company believes that, based solely on a review of the copies of such reports furnished to it and written representations that no other reports were required during the fiscal year ended December 31, 2013, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with during fiscal 2013.

Corporate Governance

Nominating Procedures. There have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors since last disclosed to shareholders.

Audit Committee and Audit Committee Financial Expert. The Audit Committee operates under a formal written charter adopted by the Board of Directors. The Audit Committee is appointed by the Board of Directors to provide assistance to the Board in fulfilling its oversight responsibility relating to the integrity of our consolidated financial statements, our financial reporting processes, our systems of internal accounting and financial controls, our compliance with legal and regulatory requirements, the annual independent audit of our consolidated financial statements, the independent auditors' qualifications and independence, the performance of our internal audit function and independent auditors and any other areas of potential financial risk to the Company specified by its Board of Directors. The Audit Committee also is responsible for the appointment, retention and oversight of our independent auditors, including pre-approval of all audit and non-audit services to be performed by the independent auditors.

The current members of the Audit Committee are Directors LeVecchio (Chair), Sockwell and McCall. All members of the Audit Committee are able to read and understand fundamental financial statements, including our balance sheet, income statement, and cash flow statement. Additionally, Mr. LeVecchio has had past employment experience in finance or accounting and/or requisite professional certification in accounting that results in his financial expertise. The Board of Directors has determined that Mr. LeVecchio meets the requirements adopted by the SEC for qualification as an “audit committee financial expert.”

Code of Business Conduct and Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, and to all of our other employees and our directors. A copy of our code of ethics is available on our Internet website address, www.viewpointfinancialgroup.com.

Item 11.	Executive Compensation
Company Performance Summary
The Company enjoyed another milestone year in 2013, making significant progress towards its goal of becoming a premier core-funded, commercially-oriented community bank. We announced the largest acquisition in Company history, added to our roster of talented and experienced commercial bankers, continued our earning asset diversification plan, with commercial interest income now accounting for 52% of earning asset revenue - up from 16% in 2007, and improved deposit gathering and retention performance. Below are some highlights from 2013:

•
Merger with LegacyTexas Group announced November 2013; the merger will result in us being one of the largest independent banks in the state of Texas, with 51 branches and pro forma assets of over $5 billion

•	Continued execution of commercial banking strategy with commercial loan portfolio growing 39.3% to a total of $1.6 billion

•	Successfully formed a new energy lending group in May 2013, increasing to $166.5 million at December 31, 2013

•	Net interest margin expanded to 3.71% for the year compared to 3.61% for 2012

•	Non-performing assets of $22.6 million, or 0.64% of total assets, at December 31, 2013, represents lowest level in nine quarters

•	Increased the quarterly cash dividend of $0.12 per share in both the third and fourth quarters of 2013, up 20% from the $0.10 per share declared for the four prior quarterly dividends periods
The Objectives of our Executive Compensation Program
Our Compensation Committee is responsible for establishing and administering our policies governing the compensation for our named executive officers ("NEOs"). NEOs consist of the chief executive officer, chief financial officer and the other three most highly-compensated executive officers. The Compensation Committee is composed entirely of independent directors as defined by NASDAQ listing requirements.
Our executive compensation programs are designed to achieve the following objectives:

•	Ensure mutual understanding of key business strategies and goals by executives and Board members;

•	Focus executives on the achievement of annual and long-range results;

•	Promote and build teamwork, aligning team and individual efforts toward accomplishing key business priorities;

•	Reward outstanding short- and long-term performance by providing competitive incentive awards consistent with actual results;

•	Align executive with shareholder interests through stock ownership;

•	Ensure focus on share value appreciation, while providing a balanced view of performance and rewards with the time horizon of risk.
The Compensation Committee approves the compensation of our NEOs and annually analyzes our chief executive officer's performance to determine his base salary and bonus award payout. Annual performance reviews and any other information that the Compensation Committee may deem relevant are considered by the Compensation Committee when making decisions on setting base salaries and award plan targets and payments for our NEOs. When making decisions on setting base salary and award plan targets and payments for new NEOs, the Compensation Committee considers the importance of the position to the Company, the past salary history of the executive officer and future contributions to be made by the executive officer. The Compensation Committee modifies (as appropriate) and seeks advice from the compensation consultants, who are selected by the Compensation Committee.
Compensation Philosophy
The goal of our compensation philosophy is to attract and retain executives with the ability and experience necessary to lead us and deliver strong performance. We strive to provide a total compensation package that is competitive with total compensation provided by industry peer groups.
Our compensation package consists of three main components: base salary, short-term incentives ("STI"), and long-term incentives ("LTI"). We generally target base salaries to be at or near the 50th percentile of our peer group for each position, adjusted for marketplace demands, needs of our organization, individual experience and competitive market data surveys. The STI is a cash award, based on our performance compared to company goals and an individual performance assessment. The LTI, which is an equity based incentive, rewards executives for driving long-term, sustained performance, aligns executives with shareholder interests through stock ownership and ensures focus on share value appreciation, while providing a balanced view of performance and rewards with the time horizon of risk.

The 2013 total compensation package was determined by the Compensation Committee using our peer group information, which was reviewed and updated with the assistance of Pearl Meyer & Partners (“PM&P”). The following selection criteria was utilized: (1) similar in size to the Company ($1.8B to $7.2B total assets; approximately $3.6B median total assets), (2) locations in the Midwest and Southwest states, generally, and (3) established commercial banks with similar business models. The selection process eliminated companies outside of approximately 0.5 times to 2 times the Company's asset size, banks outside the region and breadth of operations due to different business challenges, and banks with unique business models or too large/small market caps that exhibit different financial performance characteristics and, accordingly, different compensation programs. Based on these criteria, the companies selected for the 2013 peer group are set forth below. We may also use other publicly traded banks in our market area as a reference point to measure our performance. The Compensation Committee reviews the peer group annually to ensure continued appropriateness.

Company Name	Trading Symbol	State
Park National Corporation	PRK	OH
First Financial Bancorp	FFBC	OH
BancFirst Corporation	BANF	OK
Chemical Financial Corporation	CHFC	MI
National Bank Holdings Corporation	NBHC	CO
Heartland Financial USA, Inc.	HTLF	IA
1st Source Corporation	SRCE	IN
First Financial Bankshares, Inc.	FFIN	TX
First Merchants Corporation	FRME	IN
Great Southern Bancorp, Inc.	GSBC	MO
Home BancShares, Inc.	HOMB	AR
Bank of the Ozarks, Inc.	OZRK	AR
Community Trust Bancorp, Inc.	CTBI	KY
First Busey Corporation	BUSE	IL
Republic Bancorp, Inc.	RBCAA	KY
Simmons First National Corporation	SFNC	AR
Southside Bancshares, Inc.	SBSI	TX
Lakeland Financial Corporation	LKFN	IN
First Financial Corporation	THFF	IN
CoBiz Financial Inc.	COBZ	CO
Southwest Bancorp, Inc.	OKSB	OK
S.Y. Bancorp, Inc.	SYBT	KY

Compensation Governance Programs
Our executive compensation programs and principles are based on a strong pay for performance philosophy and a commitment to balanced performance metrics and sound governance.
Stock Ownership Guidelines. The Company’s stock ownership guidelines require that NEOs and Board members have a significant stake in the Company's results and share value through holding a suitable amount of Company common stock. The requirement aligns the interests of our executives and Board with the interests of our shareholders. For purposes of the stock ownership guidelines, stock ownership includes:

•	All shares owned, but excluding stock options and unvested shares of restricted stock or restricted stock units;

•	Shares held in trust where the NEO or Board member retains beneficial ownership; and

•	Any shares accumulated through employee benefit plans.

The stock ownership guidelines are summarized below.

Level	Guideline
President and CEO	3.0 times base salary
Other NEOs	2.0 times base salary
Board members	10,000 shares

NEOs and Board members have five years from the date they join the Company or the date they are promoted into a covered position to be in compliance with the stock ownership guidelines. Compliance with these guidelines is reviewed annually.

Shareholder “Say on Pay”. We are required under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) to include a non-binding, advisory, “say on pay” vote in our annual meeting proxy statement at least once every three years and at least once every six years a non-binding, advisory vote on the frequency of future say-on-pay votes. In 2011, shareholders voted on the frequency of future say-on-pay votes, with the most votes cast in favor of a frequency of every year. Our Board of Directors determined, in light of those results, that the Company will include a say-on-pay vote in its annual meeting proxy materials every year until the next required frequency vote is held. See “Proposal II - Advisory Vote on Executive Compensation.” At our 2013 annual meeting of shareholders, over 98% of the shares voted were in support of the compensation of the NEOs. Accordingly, the Board of Directors has continued to apply the same principles and philosophy it has used in prior years in determining executive compensation and will continue to consider shareholder feedback when determining executive compensation.

Clawback. Our Board adopted a policy related to the recoupment of compensation that provides that following an accounting restatement due to material noncompliance with any financial reporting requirements under securities laws, the Company must seek repayment from any current or former executive officer of any incentive-based compensation paid during the three-year period preceding the date that the Company is required to prepare the accounting restatement that was based on the erroneous data. The clawback is calculated as the excess amount paid on the basis of the restated results. This recoupment policy is in addition to the clawback provisions of the Sarbanes-Oxley Act of 2002 and any shareholder-approved equity incentive plan.

Roles of the Compensation Committee, Compensation Consultant and Management. The Compensation Committee is comprised solely of independent directors and is responsible for determining the compensation of our NEOs. The Committee has the sole authority to retain and terminate a compensation consultant and to approve the consultant's fees and all other terms of the engagement. The Committee has direct access to outside advisors and consultants throughout the year as they relate to executive compensation. The Committee has direct access to and meets periodically with the compensation consultant independently of management.

The Compensation Committee receives assistance from independent consulting firms. PM&P was engaged by and served as the independent consulting firm to the Compensation Committee for 2013. The engagement partner assigned as PM&P’s liaison to the Compensation Committee transferred in 2014 to Meridian Compensation Partners, LLP (“Meridian”). Beginning in 2014 Meridian will serve as the independent consulting firm to the Compensation Committee. Neither PM&P nor Meridian provide any additional service to the Company beyond those provided to the Compensation Committee. The Compensation Committee has reviewed and concluded that both PM&P and Meridian are independent consulting firms, based on the independence factors enumerated by the SEC and by NASDAQ with regards to compensation advisor independence.  The Compensation Committee will continue to monitor this compliance on an ongoing basis. Although the Compensation Committee makes independent decisions on all matters related to compensation of the NEOs, certain members of management may be requested to attend or provide input to the Compensation Committee. Management's input ensures the Compensation Committee has the information and perspective it needs to carry out its duties. The Compensation Committee meets regularly in executive session without management present.

Our Executive Compensation Programs
        Overall, our executive compensation programs are designed to be consistent with the objectives and principles set forth above and include:

•	Base salary

•	STI (cash awards) and discretionary bonuses

•	LTI (equity awards)
Base Salary. Base salaries are intended to provide fixed compensation related to each executive's role. As discussed in "Compensation Philosophy," 2013 base salaries are targeted to be at or near the 50th percentile of our peer group for each position, adjusted for marketplace demands, needs of our organization, an individual's experience and overall relationship to competitive market data surveys.
Salaries for the NEOs are typically reviewed in the first quarter during the annual performance review process. Adjustments to base salary, if any, are made based on individual performance and market competitiveness while maintaining fixed costs at an appropriate level. On occasion, factors such as promotion, change in job duties, performance and market competitiveness may support an adjustment outside of the annual performance review. The Compensation Committee independently establishes the base salary for the CEO, and the CEO makes recommendations to the Compensation Committee for salary adjustments for the other NEOs.

For the CEO's base salary in 2013, the Compensation Committee reviewed Mr. Hanigan's experience and performance, and determined to adjust his base salary upward to approximately the 65th percentile, which was verified against the peer group. A similar increase was approved for other NEOs. On recommendation by the CEO, the Compensation Committee approved a “team approach” to base salaries for Non-CEO NEOs summarized below. The current base salary for each NEO is provided below. The actual compensation amounts earned by, or paid to, the NEOs during 2013 are disclosed in the "2013 Summary Compensation Table".

Name	2014	2013	Approximate % Increase
Kevin J. Hanigan	$549,450	$535,000	2.7%
Kari J. Anderson [1]	195,150	190,000	2.7
Pathie E. McKee [2]	—	270,000	—
Charles D. Eikenberg	277,300	270,000	2.7
Scott A. Almy	277,300	270,000	2.7
Thomas S. Swiley	277,300	270,000	2.7
1 Ms. Anderson was appointed to the position of Chief Accounting Officer and Interim Principal Financial Officer on July 31, 2013, following the resignation of Ms. McKee as the Company's Chief Financial Officer. In connection with Ms. Anderson's promotion, her annual base salary was adjusted $30,660 to $190,000 for her additional responsibilities as principal accounting officer and she received an additional $6,000 per month for her service as interim principal financial officer.
2 Ms. McKee's resigned as Chief Financial Officer of the Company effective July 31, 2013, and was retained by the Company as a consultant through the end of 2013 in order to ensure an orderly transition of her duties.
STI. In 2013, the Compensation Committee approved a new Executive Incentive Plan (“2013 EIP”) which is designed to provide variable compensation based on achievement of annual corporate and individual performance results. The plan focuses on the financial measures that are critical to the Company's growth and profitability. Each participant has a target award (expressed as a percentage of base earnings) and range that defines their incentive opportunity. Actual awards are assessed at the end of the performance year and can vary from 0% to 170% of target incentive opportunity.

2013 Annual Incentive Targets
Role	Below Threshold	Threshold (50%)	Target (100%)	Maximum (170%)
CEO	0%	25%	50%	85%
Executive VPs	0	20	40	68

The threshold "gate" for participation in the 2013 EIP was 85% of budgeted net income. Once the gate is achieved, the plan is "turned on" and payouts are then determined based on performance against four defined performance measures. The four performance goals were 1) net interest margin, 2) efficiency ratio, 3) return on assets and 4) non-performing assets to average total assets (please see table below). Performance of these metrics is measured on a relative basis against the SNL Small Cap U.S. Banks Index, excluding non-exchange traded banks (e.g. OTCBB, Pink Sheet). In addition to the performance measures relative to the SNL Small Cap U.S. Bank Index, a portion of the incentive will reflect an assessment of accomplishments towards the strategic plan of the Company relating to three core initiatives: increasing household penetration, shifting the Bank's asset mix and deposit growth.

Performance Measures	Performance Goals			Weight
	Threshold	Target	Stretch
Net interest margin	35th Percentile	50th Percentile	75th Percentile	20%
Efficiency Ratio				20
Return on assets				20
NPAs/Average Assets				20
Strategic Achievement and Progress	Assessment of strategic achievement and progress against three core initiatives: household penetration, deposit growth and shifting asset mix			20
Total				100%

Performance is assessed at the end of the fiscal year. Eighty percent of an NEO's award is calculated formulaically, while 20% of the award is based on a qualitative assessment of progress towards the strategic initiatives. Due to financial data availability, the index financials are measured based on a trailing twelve months as of September 30 for the reporting year, while the Company's financials are be measured as of fiscal year end. Payouts are made in cash at the completion of the annual performance period.

The Compensation Committee also approved a clawback provision for the 2013 EIP that is applicable to all participants in the 2013 EIP. Under this provision, any payment made under the 2013 EIP which was based upon materially inaccurate financial statements and requires a restatement may be subject to repayment, in whole or in part, at the discretion of the Compensation Committee.

The Compensation Committee reserves the right to apply positive or negative discretion to the 2013 EIP as needed to reflect business environment, market conditions that may affect the Bank's performance and incentive plan funding as well as overall risk and regulatory issues. The Compensation Committee also reserves the right to amend, modify and adjust payouts as necessary. Although the threshold “gate” for participation in the 2013 EIP was not met, the Company’s net interest margin, efficiency ratio, return on assets, and NPAs/Average Assets metrics were in line with or better than peers. In addition, the Company achieved numerous strategic goals, including deploying capital opportunistically through the announced merger with LegacyTexas, exceeding loan growth targets, implementing a successful oil and gas loan program, improving household retention and growth, implementing back-office initiatives designed to support future growth, and the increase of the Company’s stock price by 33% in 2013. In view of these findings, the Compensation Committee used its discretion and determined to approve short-term cash incentive payments for 2013.

In 2011 and 2012 short-term incentive bonuses were paid 50% in cash and 50% in phantom stock, with the phantom stock mirroring the Company's common stock price. As described in the Company’s Schedule 14A filed with the SEC on April 10, 2013, the Compensation Committee discontinued the use of phantom stock in the 2013 EIP. In view of 1) the previously described discontinuation of the phantom stock program, 2) the Company's continued progress on key strategic initiatives, and 3) the Company's desire to increase administrative efficiencies in tracking short-term incentive awards, the Compensation Committee decided to distribute the outstanding phantom stock awards in January 2014.

All incentive payments were made subject to a clawback provision. The short-term cash incentive payments, as well as the phantom stock payments in January 2014 were as follows:

Name	Incentive Earned	Phantom Stock Paid
Kevin J. Hanigan	$260,010	$162,642
Kari J. Anderson	50,000	—
Charles D. Eikenberg	104,976	47,436
Scott A. Almy	104,976	47,436
Thomas S. Swiley	104,976	47,436

LTI - Equity Awards. The Company has a shareholder approved equity based compensation plans that is used to promote the long-term success of the Company and increase shareholder value by attracting, encouraging and retaining executives and directors. Equity based compensation aligns the interests of executives and directors with Company shareholders, encouraging share value appreciation. The plans allow the Company to grant stock options, stock appreciation rights, restricted stock and restricted stock units to directors, advisory directors, officers and other employees of the Company or the Bank.

In determining share-based compensation awards in 2013, the Compensation Committee considered that most of the current NEOs joined the Company after the mutual holding company conversion in 2010, and therefore did not participate in the grants allocated by the Company to management at that time. The Committee then determined that shareholders consider the Company as a conversion bank and are therefore expecting to see significant alignment between executive and shareholder equity interests. The Committee established several objectives in considering equity awards for 2013 and determined that any such award should:

•	reward executives for driving long-term, sustained performance,

•	align executive and shareholder interests through stock value appreciation,

•	ensure compliance with executive equity ownership guidelines,

•	enable the Company to attract and retain top talent,

•	provide a balanced view of performance and aligning rewards with the time horizon of risk,

•	recognize the progress made in 2012 and 2013, and

•	provide equity grants consistent with other second step conversions.

Employing these objectives, in February 2013, the Compensation Committee recommended, and the Board of Directors approved, the award of 221,000 restricted stock awards and 342,000 stock options to NEOs. The Committee determined to make these awards using a mix between time-based restricted shares and options, and performance-based restricted shares. Those portions of the performance-based restricted shares and options awarded in 2013 and scheduled to vest in 2014 were forfeited at December 31, 2013 when certain performance criteria were not met. See the Grants of Plan-Based Awards table and Outstanding Equity Awards table below for more information concerning 2013 plan-based awards made to NEOs.
Impact of Accounting and Tax Treatments of Compensation
The accounting and tax treatment of compensation generally has not been a factor in determining the amounts of compensation for our executive officers. However, the Compensation Committee and management have considered the accounting and tax impact of various program designs to balance the potential cost to the Company with the benefit to the executive.
Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for annual non-performance based compensation over $1.0 million paid to their named executive officers. To maintain flexibility in compensating our executive officers in a manner designed to promote varying corporate goals, it is not a policy of the Compensation Committee that all executive compensation must be tax-deductible. In 2013, none of our executive officers received non-performance based compensation in excess of $1.0 million. The shareholder approved share-based compensation plans permit the award of stock options, stock appreciation rights and other equity awards that may be fully deductible subject to the limitations under Code Section 162(m).

Summary Compensation

The following table sets forth information concerning the annual compensation for services provided by our Chief Executive Officer, our Interim Principal Financial Officer and our three other most highly compensated executive officers who were serving at the end of the fiscal year ended December 31, 2013, as well as Pathie E. McKee, our former EVP/Chief Financial Officer.

Name and Principal Position	Year	Salary	Bonus [1]	Stock Awards [2]	Option Awards [3]	Non-Equity Incentive Plan Compensation [4]	All Other Compensation [5]	Total

Kevin J. Hanigan, President/CEO [6]	2013	$535,000	$—	$1,712,400	$713,796	$422,652	$138,854	$3,522,702
	2012	347,115	307,842	732,652	—	130,839	49,770	1,568,218
Kari J. Anderson, SVP, Chief Accounting Officer and Interim Principal Financial Officer [9]	2013	204,670	—	—	31,647	50,000	48,875	335,192
Charles D. Eikenberg, EVP, Community Banking [6]	2013	270,000	—	684,960	297,415	152,412	75,149	1,479,936
	2012	169,692	121,770	318,770	—	38,160	13,593	661,985
Scott A. Almy, EVP, Chief Risk Officer & General Counsel [7]	2013	270,000	—	684,960	297,415	152,412	36,977	1,441,764
	2012	106,154	61,770	337,850	—	38,160	4,760	548,694
Thomas S. Swiley, EVP, Chief Lending Officer [7]	2013	270,000	—	684,960	297,715	152,412	45,016	1,450,103
	2012	106,154	61,770	337,850	—	38,160	4,760	548,694
Pathie E. McKee, former EVP, Chief Financial Officer [8]	2013	181,731	—	—	—	98,165	14,194	294,090
	2012	244,256	—	129,290	—	38,837	61,231	473,614
	2011	237,142	—	—	—	35,838	45,624	318,604
1 Reflects discretionary bonuses consisting of cash and immediately vested stock awards. In May 2012, Mr. Hanigan was awarded 19,496 immediately vested stock awards with a grant date fair value of $15.79 per share. In December 2012, Mr. Eikenberg, Mr. Almy and Mr. Swiley received the following bonuses with a grant date fair value of $20.59 per share: Mr. Eikenberg - 3,000 shares and $60,000 cash; Mr. Almy - 3,000 shares; and Mr. Swiley - 3,000 shares.
2 The amounts in this column are calculated using the grant date fair values of the awards under FASB ASC Topic 718, based on the number of restricted shares awarded and the fair market value of the Company's common stock on the date the award was made. The assumptions used in the calculation of this amount are included in Note 17.of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC. These stock awards, which are earned over three or five years depending on the term of the underlying grant, are subject to both performance and time-based vesting criteria - see "Outstanding Equity Awards at Fiscal Year-End" for additional information. Also see "Grants of Plan-Based Awards" below for additional information concerning restricted stock grants.
3 The amounts in this column are calculated using the grant date fair values of the awards under FASB ASC Topic 718, based on the fair value of the stock option awards, as estimated using the Black-Scholes option-pricing model. The assumptions used in the calculation of these amounts are included in Note 17 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC. These option awards, which are earned over five years, are subject to time-based vesting criteria - see "Outstanding Equity Awards at Fiscal Year-End" for additional information.
4 Reflects STIs awarded for performance under the EOIP. All 2011 and 2012 short-term incentive bonuses were paid 50% in cash and 50% in phantom stock, with the phantom stock mirroring the Company's common stock price. As described in "Our Compensation Programs", the Compensation Committee discontinued the use of phantom stock in the 2013 EIP. Applying its right to amend, modify and adjust payouts, the Compensation Committee determined that short-term incentive bonuses held by the Company in phantom stock be distributed in January 2014 along with incentive payments made at the same time under the 2013 EIP.
5 The amounts reported for 2013 are listed in the below table (perquisites totaling less than $10,000 were excluded).
6 Mr. Hanigan and Mr. Eikenberg joined the Company in April 2012 as part of the Highlands acquisition.
7 Mr. Almy and Mr. Swiley were hired in July 2012.
8 Ms. McKee resigned from the Company on July 31, 2013. The Company paid Ms. McKee the cash value of the remaining unvested portion of her 2011 and 2012 Non-Equity Incentive Plan Compensation (“NEIPC”), comprised of 4,552 shares of phantom stock of the Company based on the closing price for the Company's common stock of $21.57 on July 31, 2013 totaling $98,187, which was reported in the NEIPC column. Following her resignation, Ms. McKee served as a paid consultant to the Company to ensure a smooth transition of her responsibilities within the organization to her successor. See "Loans and Related Transactions with Executive Officers and Directors."
9 Ms. Anderson was promoted to the position of Chief Accounting Officer and interim principal financial officer on July 31, 2013. Ms. Anderson received a $30,660 increase in her base salary to $190,000 for her additional responsibilities as principal accounting officer, and an additional $6,000 per month for service as interim principal financial officer, which amounts are reflected in the salary column.

The amounts reported as "All Other Compensation" for 2013 are listed below.

Name	Benefit Type	Amount Received
Kevin J. Hanigan	401(k) matching	$12,750
	ESOP allocation	50,601
	Dividends paid on restricted stock	38,279
	Bank-owned life insurance [1]	239
	Perquisites and other personal benefits:
	Benefit allowance	35,000
	Other	1,985
	Total	$138,854

Kari J. Anderson	401(k) matching	$8,187
	ESOP allocation	40,614
	Dividends paid on restricted stock	—
	Bank-owned life insurance [1]	74
	Other perquisites and other personal benefits	—
	Total	$48,875

Charles D. Eikenberg	401(k) matching	$12,750
	ESOP allocation	41,946
	Dividends paid on restricted stock	15,512
	Bank-owned life insurance [1]	141
	Other perquisites and other personal benefits	4,800
	Total	$75,149

Scott A. Almy	401(k) matching	$1,984
	ESOP allocation	14,681
	Dividends paid on restricted stock	15,512
	Bank-owned life insurance [1]	—
	Other perquisites and other personal benefits	4,800
	Total	$36,977

Thomas S. Swiley	401(k) matching	$3,702
	ESOP allocation	15,002
	Dividends paid on restricted stock	15,512
	Bank-owned life insurance [1]	—
	Other perquisites and other personal benefits	10,800
	Total	$45,016

Pathie E. McKee	401(k) matching	$9,225
	Dividends paid on restricted stock	2,200
	Bank-owned life insurance [1]	—
	Other perquisites and other personal benefits	2,769
	Total	$14,194
1 Represent insurance premiums paid on the death benefit portion of bank-owned life insurance. Under the terms of the bank-owned life insurance, each insured employee was provided the opportunity to designate a beneficiary to receive a death benefit equal to two times the insured employee's base salary on the date of purchase if the insured dies while employed at the Bank.

Grants of Plan-Based Awards

The following table provides information concerning 2013 plan-based awards made to NEOs.

			Estimated Future Payouts Under Non-Equity Annual Cash Incentive Plan Awards (STI) [1]			All Other Stock Awards: Number of Shares of Stock [2]	All Other Option Awards: Number of Underlying Options[2]	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock Awards [3]
Name	Award Type	Grant Date	Threshold	Target	Maximum
Kevin J. Hanigan	cash incentive		$133,750	$267,500	$454,750
	restricted stock	2/28/2013				40,000			$834,000
	performance based restricted stock	2/28/2013				32,000			878,400
	stock option	2/28/2013					120,000	$20.85	713,796
Kari J. Anderson	cash incentive		38,000	76,000	129,200
	stock option	5/20/2013					6,000	19.44	31,647
Charles D. Eikenberg	cash incentive		54,000	108,000	183,600
	restricted stock	2/28/2013				16,000			333,600
	performance based restricted stock	2/28/2013				12,800			351,360
	stock option	2/28/2013					50,000	20.85	297,415
Scott A. Almy	cash incentive
	restricted stock	2/28/2013	54,000	108,000	183,600	16,000			333,600
	performance based restricted stock	2/28/2013				12,800			351,360
	stock option	2/28/2013					50,000	20.85	297,415
Thomas S. Swiley	cash incentive		54,000	108,000	183,600
	restricted stock	2/28/2013				16,000			333,600
	performance based restricted stock	2/28/2013				12,800			351,360
	stock option	2/28/2013					50,000	20.85	297,415
1 For each NEO, the amounts reported above represent the threshold, target and maximum amounts that were potentially payable for the year ended December 31, 2013 under the Company's 2013 EOIP if all performance criteria met the required level. If some, but not all, performance criteria met or exceeded the threshold level, a pro-rata portion of the incentive award could still be earned. For 2013, the following amounts were earned.

Name		Incentive Earned
Kevin J. Hanigan	260,010	260,010
Kari J. Anderson	50,000	50,000
Charles D. Eikenberg	104,976	104,976
Scott A. Almy	104,976	104,976
Thomas S. Swiley	104,976	104,976
For additional information regarding the EOIP, see “Compensation Discussion and Analysis - Equity Officer Incentive Plan.”

2 All stock and option awards were granted under shareholder approved equity incentive plans.
3 The amounts in this column are calculated using the grant date fair values of the awards under FASB ASC Topic 718, based on the number of restricted shares awarded and the fair market value of the Company's common stock on the date the award was made, except for the performance-based stock awards, which are valued based upon the closing stock price of $27.45 per share of the Company's common stock on December 31, 2013. The assumptions used in the calculation of this amount are included in Note 17 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC. See "Outstanding Equity Awards at Fiscal Year End" table below for additional information concerning restricted stock grants.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding the unexercised stock options and outstanding stock awards held by NEOs as of December 31, 2013.

	Option Awards				Stock Awards
					Time-Vested Shares		Performance-Based Shares
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price	Option expiration date	Number of unearned shares or units of stock that have not vested (#)	Market value of unearned shares or units of stock that have not vested [6]	Number of unearned shares or units of stock that have not vested (#)	Market value of unearned shares or units of stock that have not vested
Kevin J. Hanigan [1]	—	120,000	$20.85	2/28/2023	55,334	$1,518,918	32,000	$878,400
Kari J. Anderson[2]	840	—	11.66	5/15/2018	—	—	—	—
	840	840	10.74	5/19/2019	—	—	—	—
	980	1,960	11.08	5/25/2020	—	—	—	—
	700	2,100	12.72	5/24/2021	—	—	—	—
	1,000	4,000	15.79	5/23/2022	—	—	—	—
	—	6,000	19.44	5/20/2023	—	—	—	—
Charles D. Eikenberg [3]	—	50,000	20.85	2/28/2023	30,267	830,829	12,800	351,360
Scott A. Almy [4]	—	50,000	20.85	2/28/2023	30,267	830,829	12,800	351,360
Thomas S. Swiley [5]	—	50,000	20.85	2/28/2023	30,267	830,829	12,800	351,360
1 Mr. Hanigan's stock options vest 20% annually over a period of five years. His unvested restricted stock consists of 32,000 shares that vest if certain performance criteria for fiscal years 2015 through 2018 are met, 15,334 shares that vest in two equal annual installments beginning August 20, 2014 and 40,000 shares that vest 20% annually over a period of five years beginning February 28, 2014. Mr. Hanigan had 27,496 shares that were forfeited at December 31, 2013 due to the Company not meeting certain performance criteria.
2 Ms. Anderson's stock options vest 20% annually over a period of five years. The first vesting occurred on May 15, 2009. 8,260 stock options are subject to certain performance-based vesting conditions each year.
3 Mr. Eikenberg's stock options vest 20% annually over a period of five years. His unvested restricted stock consists of 12,800 shares that vest if certain performance criteria for fiscal years 2015 through 2018 are met, 9,600 shares that vest in four equal annual installments beginning May 23, 2014, 4,667 shares that vest in two equal annual installments beginning August 20, 2014 and 16,000 shares that vest 20% annually over a period of five years beginning February 28, 2014. Mr. Eikenberg had 3,200 shares that were forfeited at December 31, 2013 due to the Company not meeting certain performance criteria.
4 Mr. Almy's stock options vest 20% annually over a period of five years. His unvested restricted stock consists of 12,800 shares that vest if certain performance criteria for fiscal years 2015 through 2018 are met, 9,600 shares that vest in four equal annual installments beginning July 16, 2014, 4,667 shares that vest in two equal annual installments beginning August 20, 2014 and 16,000 shares that vest 20% annually over a period of five years beginning February 28, 2014. Mr. Almy had 3,200 shares that were forfeited at December 31, 2013 due to the Company not meeting certain performance criteria.
5 Mr. Swiley's stock options vest 20% annually over a period of five years. His unvested restricted stock consists of 12,800 shares that vest if certain performance criteria for fiscal years 2015 through 2018 are met, 9,600 shares that vest in four equal annual installments beginning July 16, 2014, 4,667 shares that vest in two equal annual installments beginning August 20, 2014 and 16,000 shares that vest 20% annually over a period of five years beginning February 28, 2014. Mr. Swiley had 3,200 shares that were forfeited at December 31, 2013 due to the Company not meeting certain performance criteria.
6 Based on the closing price of $27.45 per share of the Company's common stock on December 31, 2013

Option Exercises and Stock Vested

The following table provides information concerning the options awards and the restricted stock awards that were exercised or vested during 2013 with respect to the NEOs.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise[1]	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting[2]
Kevin J. Hanigan	—	$—	7,666	$163,286
Kari J. Anderson	3,640	36,395	—	—
Charles D. Eikenberg	—	—	4,733	95,797
Scott A. Almy	—	—	4,733	101,605
Thomas S. Swiley	—	—	4,733	101,605
Pathie E. McKee	—	—	1,400	30,198
1 Represents amount realized upon exercise of stock options based on difference between the market value of the shares acquired at the time of exercise and the exercise price.
2 Represents the value realized upon vesting of restricted stock awards based on the market value of shares on the vesting date.

Non-qualified Deferred Compensation

The following table sets forth information about the non-qualified deferred compensation activity during 2013 for the NEOs participating in the deferred compensation plan.

Name	Plan	Executive Contributions in Last FY [1]	Company's Contributions in Last FY	Aggregate Earnings in Last FY [2]	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE [3]
Kevin J. Hanigan	Deferred Compensation Plan	$26,751	$—	$4	$—	$44,293
Pathie E. McKee	Deferred Compensation Plan	9,173	—	8,812	20,800	52,331
1 All amounts are reported as compensation for 2013 in the Summary Compensation Table under the “Salary” column.
2 None of the amounts shown are reported as compensation in the Summary Compensation Table, as these amounts do not constitute above-market or preferential earnings as defined in the rules of the Securities and Exchange Commission.
3 Of the aggregate balances shown, the following amounts were reported as compensation earned by the NEOs in the Company's Summary Compensation Table for 2013 and for prior years: Mr. Hanigan - $44,289; Ms. McKee - $9,173.

See the discussion under “Description of Our Material Compensation Plans and Arrangements - Supplemental Executive Retirement Plan” and “Deferred Compensation Plan” for additional information regarding our non-qualified deferred compensation arrangements.

Post-Termination Payments and Benefits

The following table summarizes the value of the termination payments and benefits that the NEOs would have received if their employment had been terminated on December 31, 2013, under the circumstances shown. The table also reflects termination payments made to Ms. McKee.

Benefit	Retirement	Death	Disability	Involuntary or Good Reason termination (not in connection with change in control)	Involuntary or Good Reason termination (in connection with change in control)
Kevin J. Hanigan
Salary Continuance [1,2]	$—	$500,000	$—	$802,500	$1,605,000
Restricted stock award [3]	—	2,397,318	2,397,318	—	2,397,318
Stock Options [4]	—	792,000	792,000	—	792,000
BOLI [5]	—	150,000	—	—	—
Outplacement and Healthcare [6]	—	—	—	11,449	11,449
Kari J. Anderson
Salary Continuance [1]	—	380,000	—	—	—
Restricted stock award [3]	—	—	—	—	—
Stock Options [4]	—	237,069	237,069	—	237,069
BOLI [5]	—	190,000	—	—	—
Charles D. Eikenberg
Salary Continuance [1,2]	—	500,000	—	270,000	540,000
Restricted stock award [3]	—	1,182,189	1,182,189	—	1,182,189
Stock Options [4]	—	330,000	330,000	—	330,000
BOLI [5]	—	100,000	—	—	—
Outplacement and Healthcare [6]	—	—	—	10,561	10,561
Scott A. Almy
Salary Continuance [1,2]	—	500,000	—	270,000	540,000
Restricted stock award [3]	—	1,182,189	1,182,189	—	1,182,189
Stock Options [4]	—	330,000	330,000	—	330,000
Outplacement and Healthcare [6]	—	—	—	11,376	11,376
Thomas S. Swiley
Salary Continuance [1,2]	—	500,000	—	270,000	540,000
Restricted stock award [3]	—	1,182,189	1,182,189	—	1,182,189
Stock Options [4]	—	330,000	330,000	—	330,000
Outplacement and Healthcare [6]	—	—	—	10,000	10,000
1 Amount for payment upon death represents two times annual base salary up to $500,000, which is a benefit available to all employees.
2 For termination not in connection with a change in control, the amount reflects the annual base salary for 18 months, or if the termination occurs in connection with or following a change in control, the annual base salary reflects 24 months. Mr. Hanigan may receive up to 36 months of annual base salary in the event the Company’s Board of Directors in good faith determines that the change in control occurred during such time as the Bank and the Company are at least “adequately capitalized” (within the meaning of 12 U.S.C. § 1831o(b)). See "Description of our Material Compensation Plans and Arrangements - Employment Agreement with Kevin J. Hanigan."
3 Represents the value of the accelerated restricted shares of the Company's common stock granted based on a closing price of $27.45 per share on December 31, 2013. Acceleration and vesting occurs upon death, disability, and change in control.
4 Represents the value of the accelerated stock options calculated using the difference between the closing price of $27.45 per share on December 31, 2013 and the option exercise price. Acceleration and vesting occurs upon death, disability, and change in control.
5 Represents the death benefit portion of bank-owned life insurance paid to a designated beneficiary if the insured dies while employed at the Bank.
6 Amount represents the estimated cost of outplacement services and the hospitalization, medical, dental, prescription drug and other health benefits required to be provided under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended from time to time that will be provided to the executive in the event of involuntary or good reason terminations.

Separation Agreement

We entered into a Resignation, Release and Consulting Agreement (the "Agreement") with Ms. McKee on July 3, 2013 for her resignation from the Company which was effective on July 31, 2013. Under the Agreement, Ms. McKee served as a consultant to the Company and the Bank until December 31, 2013 (the “Consulting Period”), to ensure a smooth transition of her responsibilities within the organization and to her successor. In connection with Ms. McKee's resignation, and in accordance with the Transition Agreement, for a period of five months beginning August 1, 2013 the Bank paid her a monthly consulting fee of $30,000 and a one-time payment of $120,000 on January 2, 2014. The Company agreed to provide the hospitalization, medical, dental, prescription drug and other health benefits required to be provided under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended from time to time. Additionally, the Company paid Ms. McKee the cash value of the remaining unvested portion of her 2011 and 2012 phantom stock, comprised of 4,552 shares based on the closing price for the Company's common stock on July 31, 2013. Ms. McKee was also eligible to receive 1,400 shares of previously granted Company restricted stock scheduled to vest on August 20, 2013. The vesting of these shares was accelerated to July 31, 2013.

Description of Our Material Compensation Plans and Arrangements

General. We currently provide health and welfare benefits to our employees, including hospitalization, comprehensive medical insurance, and life and long-term disability insurance, subject to certain deductibles and co-payments by employees. We also provide certain retirement benefits. See Notes 15 and 16 of the Notes to Consolidated Financial Statements under Part II, Item 8 of the Annual Report on Form 10-K.

Employment Agreement of Kevin J. Hanigan. On December 2, 2013, the Company entered into an Amended and Restated Executive Employment Agreement with Mr. Hanigan, which amends the prior employment agreement entered into with the Executive. The agreement is for an initial term expiring February 28, 2015, unless further extended or sooner terminated as provided in the agreement. On February 28, 2015, the agreement will be automatically renewed for one additional year on the last calendar day of February of each year, provided that the Company has not given notice to Mr. Hanigan or Mr. Hanigan has not given notice to the Company, in writing at least 60 days prior to such automatic extension date that the term of the agreement shall not be extended further. Under the terms of the agreement, in the event of Mr. Hanigan’s termination by the Company not for cause or by Mr. Hanigan for good reason and unrelated to a change of control, the Company will (i) continue to pay Mr. Hanigan’s base salary, as in effect on the termination date for the longer of the remainder of the term or 18 months and (ii) pay the pro rata portion of any earned but unpaid target bonus and (iii) provide to the executive, group health coverage substantially similar to the Company’s group health coverage in which Mr. Hanigan was participating immediately prior to his termination. Such coverage shall continue until the earlier of two years following the date of termination, or the date on which Mr. Hanigan is or becomes eligible for comparable coverage under the group health plan of a subsequent employer. If, during the period that begins six months before a change in control and ending 12 months following such change in control, Mr. Hanigan’s employment is terminated by action of him for good reason or by action of the Company not for cause, the Company shall pay and provide Mr. Hanigan (i) a lump sum cash payment equal to two times his highest annual base salary for the three-year period ending on the date of termination, (ii) pay a lump sum cash payment in an amount equal to two times the greater of the average annual bonus paid for the three full fiscal years immediately preceding the date of termination, or the target bonus for the fiscal year in which the date of termination occurs, (iii) provide group health coverage substantially similar to the Company’s group health coverage in which he was participating immediately prior to his termination. Such coverage shall continue until the earlier of two years following the change in control, or the date on which Mr. Hanigan is or becomes eligible for comparable coverage under the group health plan of a subsequent employer. In the event the Company’s Board of Directors in good faith determines that the change in control occurred during such time as the Company and the Bank are at least adequately capitalized, then the phrase “two times” shall be replaced with the phrase “three times” as it relates to the change in control section of the agreement. Additionally, each long-term equity-based incentive compensation award held by Mr. Hanigan and outstanding immediately prior to such change in control (including without limitation, restricted stock, stock options, restricted stock units, performance share units, and phantom stock) shall fully vest upon the change in control. The agreement includes a 24 month non-competition agreement and non-solicitation covenants effective following termination.

Change in Control and Severance Benefits Agreements with NEOs. On December 2, 2013, the Company entered into Change In Control and Severance Benefits Agreements with Messrs. Almy, Eikenberg, and Swiley, superseding the prior salary continuation agreements with these individuals. The agreements are for a term expiring one year from the effective date. On the first anniversary of the effective date, and on each anniversary thereafter, the term of the agreements will be extended for a period of one year, provided that the Company has not given notice in writing at least 90 days prior to such anniversary date that the term of the agreements shall not be extended further. Under the terms of the agreements, in the event of the executive's involuntary termination unrelated to a change of control, the Company will (i) continue to pay the executive’s base salary, as in effect on the termination date for one year and (ii) provide to the executive, the hospitalization, medical, dental, prescription drug and other health benefits required to be provided under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended from time to time. The executive also shall be provided with reasonable outplacement services following an involuntary termination. In the event of the executive’s involuntary termination related to a change of control, the Company will (i) pay executive a lump sum cash payment equal to two times the executive’s average annual base salary for the three-year period ending on the date of termination, (ii) pay a lump sum cash payment in an amount equal to two times the greater of (A) the average annual bonus paid for the three full fiscal years immediately preceding the date of termination, or (B) the target bonus for the fiscal year in which the date of termination occurs, (iii) provide group health coverage until the earlier of (A) two years following termination, or (B) the date on which executive becomes eligible for comparable coverage of a subsequent employer. In the either event, the executive also shall be provided with reasonable outplacement services for one year.

The severance payments are subject to the executive executing a general release. Amounts received by an executive with respect to services performed by the executive for others during the one year period following termination shall reduce the amounts payable by the Bank under the terms of the severance agreement.

Deferred Compensation Plan. We also maintain a non-qualified deferred compensation plan that allows selected management and highly compensated employees and directors to defer a portion of their current base salary, annual cash incentive plan award, or director's compensation into the plan until his or her termination of service, disability or a change in control. There is no limit regarding how much of a participant's compensation may be deferred. All funds deferred by participants are deposited into a brokerage account owned by the Bank, but each participant controls the investment decision with respect to his or her account. All participants are 100% vested in their deferrals and the earnings thereon. A participant may elect to receive his or her account on a specified date that is at least five years from when the deferral amount is contributed to the plan, or to have his or her account distributed upon either the earlier or later of the specified payout date or the participant's termination of service. All distributions under the plan can be made in a cash lump sum equal to the value of the participant's deferred compensation plan account at the time of distribution or in annual payments, pursuant to the participant's initial elections. Payments may also be made on account of an unforeseeable financial emergency.

COMPENSATION OF DIRECTORS

Non-Employee Director Compensation

The following table sets forth a summary of the compensation paid to the Company's non-employee directors during 2013, each of whom is also a director of the Bank. Compensation is paid to directors for service on the Bank Board of Directors. No additional compensation is paid for service on the Company's Board.

Name	Fees Earned or Paid in Cash [1]	Stock Awards [2]	Option Awards [3]	All Other Compensation [4]	Total

James B. McCarley [5]	$99,750	$104,250	$44,612	$3,194	$251,806
Anthony J. LeVecchio	104,750	521,250	223,061	9,563	858,624
Bruce Hunt	45,000	521,250	223,061	9,470	798,781
Brian McCall	55,250	521,250	223,061	9,470	809,031
Karen H. O'Shea	67,250	521,250	223,061	9,533	821,094
V. Keith Sockwell [5]	59,750	104,250	44,612	3,206	211,818
Gary D. Basham [5]	25,750	291,150	—	204,894	521,794
Jack D. Ersman [5]	26,500	291,150	—	204,906	522,556
1 Directors may defer all or any part of their director's fees, which pursuant to the non-qualified deferred compensation plan are invested in independent third-party mutual funds.
2 The amounts in this column are calculated using the grant date fair values of the awards under FASB ASC Topic 718, based on the number of shares awarded and the fair market value of the Company's common stock on the date the award was made. The assumptions used in the calculation of this amount are included in Note 17 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC. The awards are earned over three or five years depending on the term of the underlying grant. As of December 31, 2013, total shares underlying stock awards held by the directors were as follows: Mr. McCarley - 8,500 shares; Mr. LeVecchio - 28,500 shares; Mr. Hunt - 28,500 shares; Mr. McCall - 28,500 shares; Ms. O'Shea - 28,500 shares; Mr. Sockwell - 8,500 shares; Mr. Basham - 18,500 shares; Mr. Ersman - 18,500 shares.
3 The amounts in this column are earned over five years and calculated using the grant date fair values of the awards under FASB ASC Topic 718, based on the fair value of the stock option awards, as estimated using the Black-Scholes option-pricing model. The assumptions used in the calculation of these amounts are included in Note 17 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC. As of December 31, 2013, total shares underlying stock options held by the directors were as follows: Mr. McCarley - 7,500 shares; Mr. LeVecchio - 37,500 shares; Mr. Hunt - 37,500 shares; Mr. McCall - 37,500 shares; Ms. O'Shea - 37,500 shares; Mr. Sockwell - 7,500 shares.
4 All other compensation for the current board members includes dividends paid on restricted stock and premiums on life insurance.
5 On March 6, 2013, the Company entered into a Director's Agreement with Messrs. McCarley, Basham, Ersman and Sockwell. Messrs. Basham and Ersman retired from the Board of Directors at Company's 2013 annual meeting of shareholders on May 16, 2013. Messrs. McCarley and Sockwell will retire from the Board of Directors at the Company's annual meeting of shareholders on May 19, 2014. Each Director's Agreement provides for: (i) a cash separation benefit ($200,000 for each of Messrs. Basham and Ersman and $180,000 for each of Messrs. McCarley and Sockwell), payable, at the director's election, in a lump sum or four equal annual installments; and (ii) a restricted stock award on the director's retirement date under the Company's 2012 Equity Incentive Plan (15,000 shares for each of Messrs. Basham and Ersman and 10,000 shares for each of Messrs. McCarley and Sockwell), vesting in one-third annual increments beginning on the first anniversary of the award date, with vesting subject to continuous service as an advisory director.

During 2013, each non-employee director received (i) a $20,000 annual retainer; (ii) $1,000 per board meeting attended and (iii) $750 per committee meeting attended. In addition, the Chairman of the Board received an additional $30,000 per year fee, the Audit Committee Chair received an additional $7,500 per year fee and the Compensation Committee Chair received an additional $5,000 per year fee. These same retainers and fees are projected for 2014. Directors may elect to defer receipt of all or any part of their directors' fees pursuant to a non-qualified deferred compensation plan. All funds deferred by participants are deposited into a brokerage account owned by the Bank, but each participant controls the investment decision with respect to his or her account. We also pay premiums for a life insurance policy and accidental death and dismemberment policy for the benefit of each non-employee director. Under the terms of the Bank Owned Life Insurance, each director was provided a death benefit of $40,000 if the insured dies while a director at the Bank. If the director leaves the service of the Company for any reason other than death, all rights to any such benefit cease.

Directors are provided or reimbursed for travel and lodging (including for spouse) and are reimbursed for other customary out-of-pocket expenses incurred in attending out-of-town board and committee meetings, as well as industry conferences and continuing education seminars. We also pay the premiums on directors' and officers' liability insurance. We also pay the premiums on a $50,000 term life insurance policy covering each director, and on Bank-owned life insurance.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis, or CD&A, contained in this Form 10-K with management. Based on the Compensation Committee's review of and discussion with management with respect to the CD&A, the Compensation Committee has recommended to the Board of Directors of the Company that the CD&A be included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, for filing with the SEC.

The foregoing report is provided by the Compensation Committee of the Board of Directors:

Karen H. O'Shea (Chair)
Anthony J. LeVecchio
James B. McCarley
V. Keith Sockwell

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The following table presents information regarding the beneficial ownership of ViewPoint Financial Group, Inc. common stock, as of December 31, 2013, by:

•Shareholders known by management to beneficially own more than five percent of the outstanding common stock of ViewPoint Financial Group, Inc.;

•each of our directors and director nominees for election;

•each of our executive officers named in the “Summary Compensation Table” set forth under Part III, Item 11 of this form 10-K; and

•all of the executive officers, directors and director nominees as a group.

The persons named in the following table have sole voting and investment powers for all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and except as indicated in the footnotes to this table. The address of each of the beneficial owners, except where otherwise indicated, is the same address as that of the Company. An asterisk (*) in the table indicates that an individual beneficially owns less than one percent of the outstanding common stock of the Company. Beneficial ownership is determined in accordance with the rules of the SEC. As of December 31, 2013, there were 39,938,816 shares of ViewPoint Financial Group, Inc. common stock outstanding.

Name of Beneficial Owner	Beneficial Ownership		Percentage of Common Stock Outstanding
5% and Greater Shareholders:
BlackRock, Inc. 40 East 52nd Street New York, NY 10022	2,826,691	[1]	7.1%
Neuberger Berman Group LLC 605 Third Avenue New York, NY 10158	2,748,148	[2]	6.9
Keeley Asset Management Corp. and John L. Keeley, Jr. 111 West Jackson Boulevard, Suite 810 Chicago, IL 60604	2,714,572	[3]	6.8
Trust for Employee Stock Ownership Plan Portion of ViewPoint Bank 401(k) Employee Stock Ownership Plan	2,647,487	[4]	6.6
The Vanguard Group, Inc. 100 Vanguard Boulevard Malvern, PA 19355	2,308,126	[5]	5.8
Directors, Director nominees and Named Executive Officers:
James B. McCarley, Chairman of the Board	81,201	[6,7]	*
Anthony J. LeVecchio, Vice Chairman of the Board	73,490	[6]	*
Bruce W. Hunt, Director	305,621	[6,8]	*
James Brian McCall, Director/Director Nominee	62,844	[6]	*
Karen H. O'Shea, Director/Director Nominee	86,226	[6,9]	*
V. Keith Sockwell, Director	41,520	[6,7,10]	*
Kevin J. Hanigan, President, CEO and Director	163,747	[6]	*
Charles D. Eikenberg, EVP, Community Banking	62,328	[6]	*
Scott A. Almy, EVP, Chief Risk Officer & General Counsel	62,687	[6]	*
Thomas S. Swiley, EVP, Chief Lending Officer	67,347	[6]	*
Kari J. Anderson, SVP, Chief Accounting Officer and Interim Principal Financial Officer	11,682	[6]	*
Pathie E. McKee, former EVP and CFO	66,139	[6,11]	*
Directors, director nominee and executive officers of the Company as a group (12 persons)	1,084,832	[12]	2.7
1 As reported by BlackRock, Inc. in a Schedule 13G/A filed with the SEC on January 31, 2014, which reported sole voting power with respect to 2,678,983 shares beneficially owned and sole dispositive power with respect to 2,826,691 shares beneficially owned.
2 As reported by Neuberger Berman Group LLC, Neuberger Berman LLC, Neuberger Berman Management LLC, and Neuberger Berman Equity Funds in a Schedule 13G filed with the SEC on February 12, 2014, which reported shared voting power with respect to 2,736,648 shares beneficially owned and shared dispositive power with respect to 2,748,148 shares beneficially owned.
3 As reported by Keeley Asset Management Corp. and John L. Keeley, Jr. in a Schedule 13G/A filed with the SEC on February 7, 2014, which reported sole voting power with respect to 2,550,152 shares beneficially owned and sole dispositive power with respect to 2,714,572 shares beneficially owned.
4 As reported by the Trust for the Employee Stock Ownership Plan Portion of ViewPoint Bank 401(k) Employee Stock Ownership Plan in a Schedule 13G/A filed with the SEC on February 7, 2014, which reported shared voting and dispositive power with respect to all shares beneficially owned.
5 As reported by The Vanguard Group in a Schedule 13G filed with the SEC on February 12, 2014, which reported sole voting power with respect to 57,996 shares beneficially owned, sole dispositive power with respect to 2,253,230 shares beneficially owned, and shared dispositive power with respect to 54,896 shares beneficially owned.
6 Includes restricted stock, stock options and Employee Stock Ownership ("ESOP") shares awarded to the individuals referenced under shareholder approved equity incentive plans, as follows. Individuals have sole voting but no dispositive power over restricted stock and ESOP shares and have no voting or dispositive power over stock options. Stock options are currently exercisable or will become exercisable within 60 days after December 31, 2013.

		Restricted Stock	ESOP	Stock Options
James B. McCarley		8,500	—	1,500
Anthony J. LeVecchio		28,500	—	7,500
Bruce W. Hunt		28,500	—	7,500
James Brian McCall		28,500	—	7,500
Karen H. O'Shea		28,500	—	7,500
V. Keith Sockwell		8,500	—	1,500
Kevin J. Hanigan		87,334	1,843	24,000
Charles D. Eikenberg		43,067	1,528	10,000
Scott A. Almy		43,067	535	10,000
Thomas S. Swiley		43,067	547	10,000
Kari J. Anderson		—	6,902	4,360
Pathie E. McKee	—	—	12,412	—

7 Messrs. McCarley and Sockwell will retire effective as of the Company's 2014 annual meeting of shareholders on May 19, 2014.
8 Includes 1,105 shares owned by Mr. Hunt's spouse and 245,531 shares held in trusts for which Mr. Hunt is the trustee.
9 Includes 10,771 shares held by Ms. O'Shea's spouse.
10 Includes 12,760 shares owned by Mr. Sockwell's spouse.
11 Ms. McKee resigned from the Company on July 31, 2013. Prior to her resignation, she served as EVP/CFO.
12 Includes shares held directly, as well as shares held by and jointly with certain family members, shares held in retirement accounts, shares held by trusts of which the individual or group member is a trustee or substantial beneficiary, or shares held in another fiduciary capacity with respect to which shares the individual or group member may be deemed to have sole or shared voting and/or investment powers.

Equity Compensation Plans

Information concerning our equity compensation plans is incorporated herein by reference from Part II, Item 5 of this Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Director Independence. The Board of Directors of the Company has determined that all of its directors, with the exception of Kevin J. Hanigan, the Company's President and Chief Executive Officer, are “independent directors” as that term is defined by applicable listing standards of the Marketplace Rules of the NASDAQ Global Select Market and by the Securities and Exchange Commission, including the more stringent independence requirements for Audit and Compensation Committee membership. These independent directors are Bruce W. Hunt, Anthony J. LeVecchio, James Brian McCall, James B. McCarley, Karen H. O'Shea and V. Keith Sockwell. Messrs. McCarley and Sockwell will retire from the Board effective as of the May 19, 2014 annual meeting of shareholders.

Loans and related transactions with executive officers and directors. The Bank has followed a policy of granting loans to officers and directors. These loans are made in the ordinary course of business and on the same terms and conditions as those of comparable transactions with persons not related to the Bank, in accordance with our underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features. All loans that the Bank makes to directors and executive officers are subject to regulations of the Office of the Comptroller of the Currency restricting loans and other transactions with affiliated persons of the Bank. Loans to all directors and executive officers and their associates totaled approximately $261 thousand at December 31, 2013, which was 0.05% of our consolidated equity at that date. All loans to directors and executive officers were performing in accordance with their terms at December 31, 2013.

Under our Code of Business Conduct and Ethics, all business transactions between the Company (and its subsidiaries) and any of its directors, executive officers and/or their related interests shall be entered into only under the following conditions:

(1)
The terms, conditions and means of compensation shall be no less favorable to the Company than other similar business transactions previously entered into by it or which may be entered into with persons who are not directors or executive officers of the Company, or their related interests.

(2)
All related party transactions between our directors and executive officers and/or their related interests and the Company shall require the prior review and approval of a majority of the disinterested independent directors (as defined under the NASDAQ Stock Market listing standards) of the Board of Directors, with the interested director abstaining from participating either directly or indirectly in the voting and discussion on the proposed business transaction. For these purposes, the term “related party transactions” shall refer to transactions required to be disclosed pursuant to SEC Regulation S-K, Item 404.

(3)
The minutes of any Board meeting at which a business transaction between the Company and a director or executive officer, or his or her related interest, is approved or denied shall include the nature and source of all information used to establish the reasonableness and comparable nature of the terms, conditions and means of compensation, with copies thereof attached as appropriate.

On July 3, 2013, the Company entered into a Resignation, Release and Consulting Agreement (the "Agreement") with Ms. McKee for her resignation from the Company which was effective on July 31, 2013. Under the Agreement, Ms. McKee served as a consultant to the Company and the Bank until December 31, 2013 (the “Consulting Period”), to ensure a smooth transition of her responsibilities within the organization and to her successor. In connection with Ms. McKee's resignation, and in accordance with the Transition Agreement, for a period of five months beginning August 1, 2013 the Bank paid her a monthly consulting fee of $30,000 and a one-time payment of $120,000 on January 2, 2014. During 2013, there were no other related party transactions between the Company and any of its directors, executive officers and/or their related interests, except for the loans and deposits discussed above.

Item 14.	Principal Accountant Fees and Services
For the fiscal years ended December 31, 2013 and 2012, Ernst & Young LLP provided various audit, audit related and other services to the Company. Set forth below are the aggregate fees billed for these services:

	2013	2012
Audit Fees	$605,320	$531,378
Audit-Related Fees	22,680	21,600
Tax Fees	59,000	89,028
All Other Fees	—	—
	$687,000	$642,006

(a)
Audit Fees include aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements, for the audit pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, for the review of financial statements included in the Company's Quarterly Reports on Form 10-Q, for statutory and regulatory audits, for the financial statements for the U.S. Department of Housing and Urban Development and for consents.

(b)	Audit-Related Fees include aggregate fees billed for professional services rendered related to the audits of retirement and employee benefit plans and agreed-upon procedures engagements.

(c)	Tax Fees include aggregate fees billed for professional services rendered related to tax return preparation and tax consultations.

(d)	No fees were billed for professional services rendered for services or products other than those listed under the captions “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” for 2013 and 2012.

The Audit Committee has determined that the services provided by Ernst & Young LLP as set forth herein are compatible with maintaining Ernst & Young LLP's independence.

Pursuant to the terms of its charter, the Audit Committee is responsible for the appointment, compensation, retention and oversight of the work of the registered public accounting firm. The Audit Committee must pre-approve the engagement letters and the fees to be paid to the registered public accounting firm for all audit and permissible non-audit services to be provided by the registered public accounting firm and consider the possible effect that any non-audit services could have on the independence of the auditors. The Audit Committee may establish pre-approval policies and procedures, as permitted by applicable law and SEC regulations and consistent with its charter, for the engagement of the registered public accounting firm to render permissible non-audit services to the Company, provided that any pre-approvals delegated to one or more members of the committee are reported to the committee at its next scheduled meeting. At this time, the Audit Committee has not adopted any pre-approval policies.

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

2.1
Agreement and Plan of Merger by and between the Registrant and Highlands Bancshares, Inc. (incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 9, 2011 (File No. 001-34737))

2.2
Agreement and Plan of Merger, dated as of November 25, 2013, by and between ViewPoint Financial Group, Inc. (“ViewPoint”) and LegacyTexas Group, Inc. (incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 25, 2013 (File No. 001-34737))

2.3	Amendment No. One to the Agreement and Plan of Merger, dated as of February 19, 2014, by and between ViewPoint Financial Group, Inc. (“ViewPoint”) and LegacyTexas Group, Inc.

3.1	Charter of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-165509))

3.2	Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-165509))

4.0	Certificate of Registrant’s Common Stock (incorporated herein by reference to Exhibit 4.0 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-165509))

10.1	ViewPoint Bank Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 0-24566-01))

10.2
Amended and Restated ViewPoint Bank Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 0-24566-01))

10.3	2013 Executive Annual Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 6, 2013 (File No. 001-34737))

10.4
Form of Director's Agreement between the Registrant and James B. McCarley (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on March 6, 2013 (File No. 001-34737))

10.5
Form of Director's Agreement between the Registrant and Gary D. Basham (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on March 6, 2013 (File No. 001-34737))

Exhibit
Number	Description

10.6
Form of Director's Agreement between the Registrant and Jack D. Ersman (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on March 6, 2013 (File No. 001-34737))

10.7
Form of Director's Agreement between the Registrant and V. Keith Sockwell (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on March 6, 2013 (File No. 001-34737))

10.8
Resignation, Release and Consulting Agreement between the Registrant and Pathie E. McKee (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on July 3, 2013 (File No. 001-34737))

10.9
Change in Control and Severance Benefits Agreement entered into between ViewPoint and Mays Davenport (incorporated herein by reference to Exhibit 10.1 to ViewPoint’s Current Report on Form 8-K filed with the SEC on November 25, 2013 (File No. 001-34737)).

10.10
Form of Change In Control and Severance Benefits Agreement entered into between the Company and the following executive officers: Scott A. Almy, Charles D. Eikenberg, Thomas S. Swiley, and Mark L. Williamson (incorporated herein by reference to Exhibit 10.1 to ViewPoint’s Current Report on Form 8-K filed with the SEC on December 2, 2013 (File No. 001-34737)).

10.11
Amended and Restated Executive Employment Agreement entered into by the Company on December 2, 2013 with Kevin J. Hanigan (incorporated herein by reference to Exhibit 10.2 to ViewPoint’s Current Report on Form 8-K filed with the SEC on December 2, 2013 (File No. 001-34737)).

11	Statement regarding computation of per share earnings (See Note 4 of the Notes to Consolidated Financial Statements included in this Form 10-K).

21
Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 20, 2013 (File No. 001-34737))

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney (on signature page)

31.1	Rule 13a — 14(a)/15d — 14(a) Certification (Chief Executive Officer)

31.2	Rule 13a — 14(a)/15d — 14(a) Certification (Principal Financial Officer)

32	Section 1350 Certifications

101+++
The following materials from the ViewPoint Financial Group, Inc. Annual Report on Form 10-K for the year ended December 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (vi) the Consolidated Statements of Cash Flows and (vii) related notes.

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

EXHIBIT INDEX

Exhibits:

2.3	Amendment No. One to the Agreement and Plan of Merger

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Principal Financial Officer

32	Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VIEWPOINT FINANCIAL GROUP, INC. (Registrant)
Date: February 24, 2014	By:	/s/ Kevin J. Hanigan
Kevin J. Hanigan
President and Chief Executive Officer (Principal Executive Officer)
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Kevin J. Hanigan and Kari J. Anderson his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him/her and in his/her name, place and stead, in any and all capacities, to sign any amendment to ViewPoint Financial Group Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming said attorney-in-fact and agent or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James B. McCarley	Date: February 24, 2014
James B. McCarley, Chairman of the Board and Director

/s/ Anthony J. LeVecchio	Date: February 24, 2014
Anthony J. LeVecchio, Vice Chairman of the Board and Director

/s/ James Brian McCall	Date: February 24, 2014
James Brian McCall, Director

/s/ V. Keith Sockwell	Date: February 24, 2014
V. Keith Sockwell, Director

/s/ Karen H. O'Shea	Date: February 24, 2014
Karen H. O'Shea, Director

/s/ Bruce W. Hunt	Date: February 24, 2014
Bruce W. Hunt, Director

/s/ Kari J. Anderson	Date: February 24, 2014
Kari J. Anderson, Chief Accounting Officer (Interim Principal Financial Officer)