Form 10-Q
period 2014-03-31
ViewPoint Financial Group Inc.
filed 2014-04-29
CIK 1487052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class: Common Stock	Shares Outstanding as of April 28, 2014:
39,946,560

VIEWPOINT FINANCIAL GROUP, INC.
FORM 10-Q
March 31, 2014

PART 1 - FINANCIAL INFORMATION        Item 1. Financial Statements
VIEWPOINT FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31,	December 31,
	2014	2013
ASSETS	(unaudited)
Cash and due from financial institutions	$33,627	$30,012
Short-term interest-bearing deposits in other financial institutions	88,238	57,962
Total cash and cash equivalents	121,865	87,974
Securities available for sale, at fair value	236,062	248,012
Securities held to maturity (fair value: March 31, 2014 — $288,833, December 31, 2013— $301,739)	280,490	294,583
Loans held for investment:
Loans held for investment (net of allowance for loan losses of $19,402 at March 31, 2014 and $19,358 at December 31, 2013)	2,186,289	2,029,277
Loans held for investment - Warehouse Purchase Program	590,904	673,470
Total loans held for investment	2,777,193	2,702,747
FHLB and Federal Reserve Bank stock, at cost	33,632	34,883
Bank-owned life insurance	35,718	35,565
Premises and equipment, net	52,736	53,272
Goodwill	29,650	29,650
Other assets	36,242	38,546
Total assets	$3,603,588	$3,525,232
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand	$434,463	$410,933
Interest-bearing demand	479,432	474,515
Savings and money market	945,046	904,576
Time	510,305	474,615
Total deposits	2,369,246	2,264,639
FHLB advances	607,996	639,096
Repurchase agreement	25,000	25,000
Other liabilities	51,247	52,037
Total liabilities	3,053,489	2,980,772
Commitments and contingent liabilities	—	—
Shareholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized; 0 shares issued — March 31, 2014 and December 31, 2013	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; 39,946,560 shares issued — March 31, 2014 and 39,938,816 shares issued — December 31, 2013	399	399
Additional paid-in capital	379,578	377,657
Retained earnings	186,126	183,236
Accumulated other comprehensive income (loss), net	78	(383)
Unearned Employee Stock Ownership Plan (ESOP) shares; 1,687,796 shares at March 31, 2014 and 1,733,845 shares at December 31, 2013	(16,082)	(16,449)
Total shareholders’ equity	550,099	544,460
Total liabilities and shareholders’ equity	$3,603,588	$3,525,232

See accompanying notes to consolidated financial statements.

VIEWPOINT FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Interest and dividend income
Loans, including fees	$30,388	$30,378
Taxable securities	2,565	2,403
Nontaxable securities	564	474
Interest-bearing deposits in other financial institutions	57	31
FHLB and Federal Reserve Bank stock	130	133
	33,704	33,419
Interest expense
Deposits	1,991	2,432
FHLB advances	1,927	2,261
Repurchase agreement	201	201
	4,119	4,894
Net interest income	29,585	28,525
Provision for loan losses	376	883
Net interest income after provision for loan losses	29,209	27,642
Non-interest income
Service charges and fees	4,298	4,291
Other charges and fees	210	212
Bank-owned life insurance income	153	162
Loss on sale of available for sale securities (reclassified from accumulated other comprehensive income for unrealized (losses) on available-for-sale securities)	—	(177)
Gain on sale and disposition of assets	1	230
Other	300	1,141
	4,962	5,859
Non-interest expense
Salaries and employee benefits	14,132	12,915
Merger and acquisition costs	169	—
Advertising	355	513
Occupancy and equipment	1,892	1,790
Outside professional services	525	684
Regulatory assessments	628	579
Data processing	1,662	1,518
Office operations	1,680	1,648
Other	1,112	1,226
	22,155	20,873
Income before income tax expense	12,016	12,628
Income tax expense (items reclassified from accumulated other comprehensive income include an income tax benefit of $62 for the three months ended March 31, 2013)	4,334	4,570
Net income	$7,682	$8,058
Earnings per share:
Basic	$0.20	$0.21
Diluted	$0.20	$0.21
Dividends declared per share [1]	$0.12	$—

See accompanying notes to consolidated financial statements.
1 In 2012, the Company prepaid the quarterly dividend for the first quarter of 2013 in December 2012, distributing an additional $0.10 per common share.

VIEWPOINT FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2014	2013
Net income	$7,682	$8,058
Change in unrealized gains on securities available for sale	710	326
Reclassification of amount realized through sale of securities	—	177
Tax effect	(249)	(159)
Other comprehensive income, net of tax	461	344
Comprehensive income	$8,143	$8,402

See accompanying notes to consolidated financial statements.

VIEWPOINT FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)
(Dollars in thousands, except per share data)

For the three months ended March 31, 2013	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at January 1, 2013	$396	$372,168	$164,328	$1,895	$(17,916)	$520,871
Net income	—	—	8,058	—	—	8,058
Other comprehensive income, net of tax	—	—	—	344	—	344
ESOP shares earned (46,048 shares)	—	598	—	—	367	965
Share-based compensation expense	—	572	—	—	—	572
Net issuance of common stock under employee stock plans (335,120 shares)	3	154	—	—	—	157
Balance at March 31, 2013	$399	$373,492	$172,386	$2,239	$(17,549)	$530,967

For the three months ended March 31, 2014
Balance at January 1, 2014	$399	$377,657	$183,236	$(383)	$(16,449)	$544,460
Net income	—	—	7,682	—	—	7,682
Other comprehensive income, net of tax	—	—	—	461	—	461
Dividends declared ($0.12 per share)	—	—	(4,792)	—	—	(4,792)
ESOP shares earned (46,049 shares)	—	820	—	—	367	1,187
Share-based compensation expense	—	919	—	—	—	919
Net issuance of common stock under employee stock plans (7,744 shares)	—	182	—	—	—	182
Balance at March 31, 2014	$399	$379,578	$186,126	$78	$(16,082)	$550,099

See accompanying notes to consolidated financial statements

VIEWPOINT FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net income	$7,682	$8,058
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	376	883
Depreciation and amortization	1,121	1,140
Deferred tax expense	1,115	246
Premium amortization and accretion of securities, net	981	1,778
Accretion related to acquired loans	(461)	(945)
Loss on sale of available for sale securities	—	177
ESOP compensation expense	1,187	965
Share-based compensation expense	919	572
FHLB stock dividends	(21)	(34)
Bank-owned life insurance (BOLI) income	(153)	(162)
Loss on sale and disposition of assets	(1)	(230)
Net change in deferred loan fees	622	126
Net change in accrued interest receivable	198	874
Net change in other assets	838	7,111
Net change in other liabilities	(1,039)	(6,974)
Net cash provided by operating activities	13,364	13,585
Cash flows from investing activities
Available-for-sale securities:
Maturities, prepayments and calls	293,200	126,337
Purchases	(281,000)	(165,941)
Proceeds from sale of AFS securities	—	10,614
Held-to-maturity securities:
Maturities, prepayments and calls	19,491	31,049
Purchases	(5,919)	(1,354)
Originations of Warehouse Purchase Program loans	(2,256,453)	(3,431,487)
Proceeds from pay-offs of Warehouse Purchase Program loans	2,339,019	3,734,735
Net change in loans held for investment, excluding Warehouse Purchase Program loans	(157,830)	(54,905)
Redemption (purchase) of FHLB and Federal Reserve Bank stock	1,272	13,452
Purchases of premises and equipment	(515)	(910)
Proceeds from sale of assets	365	1,182
Net cash provided by (used in) investing activities	(48,370)	262,772

Cash flows from financing activities
Net change in deposits	104,607	35,284
Proceeds from FHLB advances	420,000	230,000
Repayments on FHLB advances	(451,100)	(557,987)
Payment of dividends	(4,792)	—
Proceeds from stock option exercises	182	157
Net cash provided by (used in) financing activities	68,897	(292,546)
Net change in cash and cash equivalents	33,891	(16,189)
Beginning cash and cash equivalents	87,974	68,696
Ending cash and cash equivalents	$121,865	$52,507
Supplemental cash flow information:
Interest paid	$4,119	$4,962
Income taxes paid	—	7
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	281	590
See accompanying notes to consolidated financial statements.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying consolidated financial statements of ViewPoint Financial Group, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles ("US GAAP") and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal and recurring adjustments which are considered necessary to fairly present the results for the interim periods presented have been included. Certain items in prior periods were reclassified to conform to the current presentation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”). Interim results are not necessarily indicative of results for a full year.
In preparing the financial statements, management is required to make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Company in preparation of its consolidated financial statements, refer to the 2013 Form 10-K.
The accompanying Unaudited Consolidated Interim Financial Statements include the accounts of the Company, whose business primarily consists of the operations of its wholly owned subsidiary, ViewPoint Bank, N.A. (the “Bank”). All significant intercompany transactions and balances are eliminated in consolidation.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 2 - ADJUSTMENTS TO FINANCIAL STATEMENTS
Prior to the December 31, 2013, reporting period, the Company reported Warehouse Purchase Program loans as held for sale as we believed that was the most meaningful presentation to our financial statement users given that the collection of the loan was based upon the sale of the loan. Effective December 31, 2013, the Company concluded that, under US GAAP, these loans should be accounted for as held for investment. This correction changed the accounting for Warehouse Purchase Program loans from a lower-of-cost-or-market accounting method to accounting for the loans under Accounting Standards Codification ("ASC") 310, with any credit losses incurred as of the balance sheet date recognized in the allowance for loan losses. As we had not reported any valuation decreases below cost in prior periods, and we have experienced no credit losses on these loans, this correction had no impact on net income, comprehensive income, earnings per share or income taxes. Additionally, total assets and shareholders' equity remained unchanged. However, this correction did impact the statement of cash flows by moving cash flows associated with the Warehouse Purchase Program from operating cash flows to investing cash flows.

The table below illustrates the impact of this change on the Company's Consolidated Statement of Cash Flows for the three months ended March 31, 2013. There was no impact to the Company's Consolidated Statement of Income for the three months ended March 31, 2013.

Impact to the Consolidated Statement of Cash Flows
	Three Months Ended March 31, 2013
	As Originally Presented		As Adjusted
Cash flows from operating activities
Adjustments to reconcile net income to net cash provided by operating activities:
Loans originated or purchased for sale	$(3,431,487)		$—
Proceeds from sale of loans held for sale	3,734,735		—
Net cash provided by operating activities	316,833		13,585
Cash flows from investing activities
Originations of Warehouse Purchase Program loans	N/A	[1]	(3,431,487)
Proceeds from pay-offs of Warehouse Purchase Program loans	N/A	[1]	3,734,735
Net change in loans held for investment, excluding Warehouse Purchase Program loans	(54,905)		(54,905)
Net cash provided by (used in) investing activities	(40,476)		262,772
Cash flows from financing activities
Net cash used in financing activities	(292,546)		(292,546)
Net change in cash and cash equivalents	(16,189)		(16,189)
Beginning cash and cash equivalents	68,696		68,696
Ending cash and cash equivalents	$52,507		$52,507
1 Not applicable

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 3 - EARNINGS PER COMMON SHARE
Basic earnings per common share is computed by dividing net income (which has been adjusted for distributed and undistributed earnings to participating securities) by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unvested restricted stock awards. Unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in ASC 260-10-45-60B. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock awards and options) were exercised or converted to common stock, or resulted in the issuance of common stock that then shared in the Company’s earnings. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unexercised stock options and unvested restricted stock awards. The dilutive effect of the unexercised stock options and unvested restricted stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. A reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended March 31,
	2014	2013
Basic earnings per share:
Numerator:
Net income	$7,682	$8,058
Distributed and undistributed earnings to participating securities	(90)	(64)
Income available to common shareholders	$7,592	$7,994
Denominator:
Weighted average common shares outstanding	39,942,316	39,732,156
Less: Average unallocated ESOP shares	(1,717,984)	(1,902,178)
Average unvested restricted stock awards	(448,655)	(300,185)
Average shares for basic earnings per share	37,775,677	37,529,793
Basic earnings per common share	$0.20	$0.21
Diluted earnings per share:
Numerator:
Income available to common shareholders	$7,592	$7,994
Denominator:
Average shares for basic earnings per share	37,775,677	37,529,793
Dilutive effect of share-based compensation plan	243,842	151,609
Average shares for diluted earnings per share	38,019,519	37,681,402
Diluted earnings per common share	$0.20	0.21
Share awards excluded in the computation of diluted earnings per share because the exercise price was greater than the common stock average market price and were therefore antidilutive	71,720	877,500

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 4 - SECURITIES
The fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized	Gross Unrealized	Gross Unrealized
March 31, 2014	Cost	Gains	Losses	Fair Value
Agency residential mortgage-backed securities [1]	$168,038	$1,505	$1,686	$167,857
Agency residential collateralized mortgage obligations [2]	65,415	308	74	65,649
SBA pools	2,489	67	—	2,556
Total securities	$235,942	$1,880	$1,760	$236,062

December 31, 2013
Agency residential mortgage-backed securities [1]	$175,693	$1,322	$2,306	$174,709
Agency residential collateralized mortgage obligations [2]	70,257	423	105	70,575
SBA pools	2,652	76	—	2,728
Total securities	$248,602	$1,821	$2,411	$248,012
1 Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
2 Collateralized mortgage obligations issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

	Amortized	Gross Unrealized	Gross Unrealized
March 31, 2014	Cost	Gains	Losses	Fair Value
Agency residential mortgage-backed securities [1]	$77,874	$3,372	$89	$81,157
Agency commercial mortgage-backed securities [2]	25,623	664	217	26,070
Agency residential collateralized mortgage obligations [3]	109,898	2,417	60	112,255
Municipal bonds	67,095	2,993	737	69,351
Total securities	$280,490	$9,446	$1,103	$288,833

December 31, 2013
Agency residential mortgage-backed securities [1]	$83,177	$3,523	$130	$86,570
Agency commercial mortgage-backed securities [2]	24,828	523	310	25,041
Agency residential collateralized mortgage obligations [3]	118,757	2,772	107	121,422
Municipal bonds	67,821	2,292	1,407	68,706
Total securities	$294,583	$9,110	$1,954	$301,739
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

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The carrying amount and fair value of held to maturity debt securities and the fair value of available for sale debt securities at March 31, 2014 by contractual maturity were as follows. Securities with contractual payments not due at a single maturity date, including mortgage backed securities and collateralized mortgage obligations, are shown separately.

			Available
	Held to maturity		for sale
	Carrying Amount	Fair Value	Fair Value
Due in one year or less	$145	$149	$—
Due after one to five years	7,663	8,138	2,556
Due after five to ten years	28,468	30,188	—
Due after ten years	30,819	30,876	—
Agency residential mortgage-backed securities [1]	77,874	81,157	167,857
Agency commercial mortgage-backed securities [2]	25,623	26,070	—
Agency residential collateralized mortgage obligations [3]	109,898	112,255	65,649
Total	$280,490	$288,833	$236,062
1 Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
2 Commercial mortgage-backed securities issued and /or guaranteed by U.S. government agencies or government-sponsored enterprises.
3 Collateralized mortgage obligations issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
Information regarding pledged securities is summarized below:

	March 31, 2014	December 31, 2013
Public fund certificates of deposit	$150,122	$156,731
Public fund demand deposit accounts	16,202	15,068
Commercial demand deposit accounts	3,525	4,439
Repurchase agreements	25,000	25,000
Federal Reserve Bank primary credit - collateral value	64,046	68,686
Carrying value of securities pledged on above funds	290,709	308,652
There were no sales of securities during the three months ended March 31, 2014. Sales activity of securities for the three months ended March 31, 2013, was as follows. All securities sold were classified as available for sale.

Three Months Ended March 31, 2013
Proceeds	$10,614
Gross losses	177

Gains and losses on the sale of securities classified as available for sale are recorded on the trade date using the specific-identification method.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Securities with unrealized losses at March 31, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

AFS	Less than 12 Months			12 Months or More			Total
March 31, 2014	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number
Agency residential mortgage-backed securities [1]	$77,792	$1,686	18	$—	$—	—	$77,792	$1,686	18
Agency residential collateralized mortgage obligations [2]	10,610	29	5	5,562	45	4	16,172	74	9
Total temporarily impaired	$88,402	$1,715	23	$5,562	$45	4	$93,964	$1,760	27

December 31, 2013
Agency residential mortgage-backed securities [1]	$83,461	$2,306	19	$—	$—	—	$83,461	$2,306	19
Agency residential collateralized mortgage obligations [2]	13,975	50	6	6,780	55	5	20,755	105	11
Total temporarily impaired	$97,436	$2,356	25	$6,780	$55	5	$104,216	$2,411	30
1 Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
2 Collateralized mortgage obligations issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

HTM	Less than 12 Months			12 Months or More			Total
March 31, 2014	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number
Agency residential mortgage-backed securities [1]	$3,559	$89	1	$—	$—	—	$3,559	$89	1
Agency commercial mortgage-backed securities [2]	9,699	217	2	—	—	—	9,699	217	2
Agency residential collateralized mortgage obligations [3]	4,815	11	1	6,476	49	3	11,291	60	4
Municipal bonds	16,841	683	24	1,298	54	4	18,139	737	28
Total temporarily impaired	$34,914	$1,000	28	$7,774	$103	7	$42,688	$1,103	35

December 31, 2013
Agency residential mortgage-backed securities [1]	$5,779	$130	2	$—	$—	—	$5,779	$130	2
Agency commercial mortgage-backed securities [2]	4,940	310	2	—	—	—	4,940	310	2
Agency residential collateralized mortgage obligations [3]	10,453	91	2	1,679	16	3	12,132	107	5
Municipal bonds	17,784	1,406	29	280	1	1	18,064	1,407	30
Total temporarily impaired	$38,956	$1,937	35	$1,959	$17	4	$40,915	$1,954	39
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
Other-than-Temporary Impairment
In determining other-than-temporary impairment for debt securities, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The Company does not believe these unrealized losses to be other-than-temporary. All principal and interest payments are being received on time and in full.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 5 - LOANS
Loans consist of the following:

	March 31, 2014	December 31, 2013
Commercial real estate	$1,118,059	$1,091,200
Commercial and industrial loans:
Commercial	517,247	425,030
Warehouse lines of credit	26,333	14,400
Total commercial and industrial loans	543,580	439,430
Construction and land loans
Commercial construction and land	34,465	27,619
Consumer construction and land	2,604	2,628
Total construction and land loans	37,069	30,247
Consumer:
Consumer real estate	463,857	441,226
Other consumer loans	45,015	47,799
Total consumer	508,872	489,025
Gross loans held for investment, excluding Warehouse Purchase Program	2,207,580	2,049,902
Net of:
Deferred fees and discounts, net	(1,889)	(1,267)
Allowance for loan losses	(19,402)	(19,358)
Net loans held for investment, excluding Warehouse Purchase Program	2,186,289	2,029,277
Warehouse Purchase Program	590,904	673,470
Total loans held for investment	$2,777,193	$2,702,747

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Activity in the allowance for loan losses for the three months ended March 31, 2014 and 2013, segregated by portfolio segment and evaluation for impairment, was as follows. All Warehouse Purchase Program loans are collectively evaluated for impairment and are purchased under several contractual requirements, providing safeguards to the Company. These safeguards include the requirement that our mortgage company customers have a takeout commitment for each loan and multiple investors identified for purchases. As a result of these safeguards, the Company has never experienced a loss on these loans and no allowance for loan losses has been allocated to them. At March 31, 2014 and 2013, $285 and $330, respectively, of the allowance for loan losses individually evaluated for impairment was allocated to purchased credit impaired ("PCI") loans.

March 31, 2014	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance - January 1, 2014	$10,944	$4,536	$212	$3,280	$386	$19,358
Charge-offs	—	(210)	—	(82)	(179)	(471)
Recoveries	—	18	—	5	116	139
Provision expense (benefit)	(276)	458	31	124	39	376
Ending balance - March 31, 2014	$10,668	$4,802	$243	$3,327	$362	$19,402
Allowance ending balance:
Individually evaluated for impairment	$1,020	$1,424	$1	$201	$4	$2,650
Collectively evaluated for impairment	9,648	3,378	242	3,126	358	16,752
Loans:
Individually evaluated for impairment	8,111	6,157	2	4,373	514	19,157
Collectively evaluated for impairment	1,105,731	537,228	35,478	458,364	44,329	2,181,130
PCI loans	4,217	195	1,589	1,120	172	7,293
Ending balance	$1,118,059	$543,580	$37,069	$463,857	$45,015	$2,207,580

March 31, 2013	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance - January 1, 2013	$11,182	$2,574	$149	$3,528	$618	$18,051
Charge-offs	(56)	(210)	(31)	(29)	(150)	(476)
Recoveries	—	38	—	6	140	184
Provision expense (benefit)	(302)	1,166	(4)	61	(38)	883
Ending balance - March 31, 2013	$10,824	$3,568	$114	$3,566	$570	$18,642
Allowance ending balance:
Individually evaluated for impairment	$2,513	$1,405	$—	$1,194	$73	$5,185
Collectively evaluated for impairment	8,311	2,163	114	2,372	497	13,457
Loans:
Individually evaluated for impairment	16,067	7,009	4	8,799	440	32,319
Collectively evaluated for impairment	861,308	294,256	18,647	474,098	54,505	1,702,814
PCI loans	6,404	1,201	1,635	1,171	193	10,604
Ending balance	$883,779	$302,466	$20,286	$484,068	$55,138	$1,745,737

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
The allowance for loan losses is maintained to cover losses that are estimated in accordance with US GAAP. It is our estimate of credit losses inherent in our loan portfolio at each balance sheet date. Our methodology for analyzing the allowance for loan losses consists of general and specific components. For the general component, we stratify the loan portfolio into homogeneous groups of loans that possess similar loss potential characteristics and apply a loss ratio to these groups of loans to estimate the credit losses in the loan portfolio. We use both historical loss ratios and qualitative loss factors assigned to major loan collateral types to establish general component loss allocations. Qualitative loss factors are based on management's judgment of company, market, industry or business specific data and external economic indicators, which may not yet be reflected in the historical loss ratios, and that could impact the Company's specific loan portfolios. The Allowance for Loan Loss Committee sets and adjusts qualitative loss factors by regularly reviewing changes in underlying loan composition and the seasonality of specific portfolios. The Allowance for Loan Loss Committee also considers credit quality and trends relating to delinquency, non-performing and/or classified loans and bankruptcy within the Company's loan portfolio when evaluating qualitative loss factors. Additionally, the Allowance for Loan Loss Committee adjusts qualitative factors to account for the potential impact of external economic factors, including the unemployment rate, housing price, vacancy rates and inventory levels specific to our primary market area.
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

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Impaired loans at March 31, 2014, and December 31, 2013, were as follows 1:

March 31, 2014	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial real estate	$8,878	$4,761	$3,350	$8,111	$845
Commercial and industrial	7,056	2,462	3,695	6,157	1,349
Construction and land	2	2	—	2	—
Consumer:
Consumer real estate	4,612	3,353	1,020	4,373	171
Other consumer	552	514	—	514	—
Total	$21,100	$11,092	$8,065	$19,157	$2,365
December 31, 2013
Commercial real estate	$8,328	$3,619	$3,986	$7,605	$2,016
Commercial and industrial	6,058	539	4,786	5,325	550
Construction and land	2	2	—	2	—
Consumer:
Consumer real estate	5,050	3,725	1,087	4,812	155
Other consumer	579	550	—	550	—
Total	$20,017	$8,435	$9,859	$18,294	$2,721
1 No Warehouse Purchase Program loans were impaired at March 31, 2014 or December 31, 2013. Loans reported do not include PCI loans.

Income on impaired loans at March 31, 2014 and 2013 was as follows1:

	March 31, 2014		March 31, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate	$8,131	$—	$16,169	$62
Commercial and industrial	5,996	3	5,808	3
Construction and land	2	—	65	—
Consumer:
Consumer real estate	4,416	12	8,551	14
Other consumer	536	1	379	—
Total	$19,081	$16	$30,972	$79
1 Loans reported do not include PCI loans.

Past due status is based on the contractual terms of the loan. Loans that are past due 30 days are considered delinquent. A loan is moved to nonaccrual status in accordance with the Company's policy, typically after 90 days of non-payment. Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Non-mortgage consumer loans are typically charged off no later than 120 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
All interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

payments are reasonably assured.
Loans past due over 90 days that were still accruing interest totaled $1,068 at March 31, 2014 and $266 at December 31, 2013, which consisted entirely of PCI loans. At March 31, 2014 and December 31, 2013, no PCI loans were considered non-performing loans. Purchased performing loans that were non-performing as of March 31, 2014 and December 31, 2013 totaled $3,776 and $4,201, respectively. Those loans included $1,374 and $1,698 at March 31, 2014 and December 31, 2013, respectively, of commercial lines of credit that did not qualify for PCI accounting due to their revolving nature. No Warehouse Purchase Program loans were non-performing at March 31, 2014 or December 31, 2013. Non-performing (nonaccrual) loans were as follows:

	March 31, 2014	December 31, 2013
Commercial real estate	$8,110	$7,604
Commercial and industrial	5,990	5,141
Consumer:
Consumer real estate	8,203	8,812
Other consumer	526	567
Total	$22,829	$22,124

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

Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify consumer real estate loans less than $417 or individual consumer non-real estate secured loans for impairment disclosures.
The outstanding balances of troubled debt restructurings ("TDRs") are shown below:

	March 31, 2014	December 31, 2013
Nonaccrual TDRs(1)	$13,229	$11,368
Performing TDRs (2)	945	971
Total	$14,174	$12,339
Specific reserves on TDRs	$1,151	$1,191
Outstanding commitments to lend additional funds to borrowers with TDR loans	—	—
1 Nonaccrual TDR loans are included in the nonaccrual loan totals.
2 Performing TDR loans are loans that have been performing under the restructured terms for at least six months and the Company is accruing interest on these loans.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The following tables provide the recorded balances of loans modified as a TDR during the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31, 2014
	Principal Deferrals	Combination of Rate Reduction and Principal Deferral	Other	Total
Commercial and industrial	$—	$—	$1,994	$1,994
Consumer real estate	—	272	7	279
Other consumer	15	7	—	22
Total	$15	$279	$2,001	$2,295

	Three Months Ended March 31, 2013
	Principal Deferrals	Combination of Rate Reduction and Principal Deferral	Total
Commercial real estate	$690	$—	$690
Commercial and industrial	—	33	33
Other consumer	75	—	75
Total	$765	$33	$798

No TDRs modified within the last twelve months experienced a subsequent default in the three month period ended March 31, 2014. For the three months ended March 31, 2013, there were $598 in consumer real estate loans modified within the last twelve months that experienced a subsequent payment default. A payment default is defined as a loan that was 90 days or more past due.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Below is an analysis of the age of recorded investment in loans that were past due at March 31, 2014 and December 31, 2013. No Warehouse Purchase Program loans were delinquent at March 31, 2014 or December 31, 2013.

March 31, 2014	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Loans Past Due	Current Loans [1]	Total Loans
Commercial real estate	$18	$—	$1,390	$1,408	$1,116,651	$1,118,059
Commercial and industrial	1,521	398	1,822	3,741	539,839	543,580
Construction and land	212	—	—	212	36,857	37,069
Consumer loans:
Consumer real estate	8,002	1,204	2,299	11,505	452,352	463,857
Other consumer	293	77	29	399	44,616	45,015
Total	$10,046	$1,679	$5,540	$17,265	$2,190,315	$2,207,580

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Loans Past Due	Current Loans [1]	Total Loans
Commercial real estate	$552	$1,315	$57	$1,924	$1,089,276	$1,091,200
Commercial and industrial	4,518	129	2,835	7,482	431,948	439,430
Construction and land	152	—	—	152	30,095	30,247
Consumer loans:
Consumer real estate	6,579	3,295	3,651	13,525	427,701	441,226
Other consumer	460	106	53	619	47,180	47,799
Total	$12,261	$4,845	$6,596	$23,702	$2,026,200	$2,049,902
1 Includes acquired PCI loans with a total carrying value of $6,162 and $5,218 at March 31, 2014 and December 31, 2013, respectively.
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

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The recorded investment in loans by credit quality indicators at March 31, 2014 and December 31, 2013, was as follows.
Real Estate and Commercial and Industrial Credit Exposure
Credit Risk Profile by Internally Assigned Grade

March 31, 2014	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate
Grade: [1]
Pass	$1,083,143	$529,091	$34,981	$447,116
Special Mention	15,793	5,507	197	3,985
Substandard	18,278	8,920	1,891	8,982
Doubtful	845	62	—	3,774
Total	$1,118,059	$543,580	$37,069	$463,857

December 31, 2013	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate
Grade: [1]
Pass	$1,055,872	$424,110	$28,146	$424,174
Special Mention	16,030	1,672	161	3,661
Substandard	18,444	13,492	1,940	9,110
Doubtful	854	156	—	4,281
Total	$1,091,200	$439,430	$30,247	$441,226
1 PCI loans are included in the substandard or doubtful categories. These categories are consistent with "substandard" categories as defined by regulatory authorities.

Warehouse Purchase Program Credit Exposure
All Warehouse Purchase Program loans were graded pass as of March 31, 2014 and December 31, 2013.
Consumer Other Credit Exposure
Credit Risk Profile Based on Payment Activity

	March 31, 2014	December 31, 2013
Performing	$44,489	$47,232
Non-performing	526	567
Total	$45,015	$47,799

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 6 - FAIR VALUE
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
The estimated fair value of interest rate swaps are obtained from a pricing service that provides the swaps' unwind value (Level 2 inputs). In September 2013, we entered into certain interest rate derivative positions that are not designated as hedging instruments. The fair value of these derivative positions outstanding are included in other assets and other liabilities in the accompanying consolidated balance sheets. Please see Note 7 - Derivative Financial Instruments for more information.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.

March 31, 2014	Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
Assets:
Agency residential mortgage-backed securities	$167,857
Agency residential collateralized mortgage obligations	65,649
SBA pools	2,556
Total securities available for sale	$236,062
Derivative asset [1]	$40
Derivative liability [1]	$40

December 31, 2013
Assets:
Agency residential mortgage-backed securities	$174,709
Agency residential collateralized mortgage obligations	70,575
SBA pools	2,728
Total securities available for sale	$248,012
Derivative asset [1]	$33
Derivative liability [1]	$33
1 Derivative assets and liabilities are measured at fair value on a recurring basis, generally quarterly. Please see Note 7 - Derivative Financial Instruments for more information.
Assets and Liabilities Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below. There were no liabilities measured at fair value on a non-recurring basis at March 31, 2014 or December 31, 2013.

March 31, 2014	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$5,700
Foreclosed assets	387

December 31, 2013	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$7,138
Foreclosed assets	480

Impaired loans that are collateral dependent are measured for impairment using the fair value of the collateral adjusted by additional Level 3 inputs, such as discounts of market value, estimated marketing costs and estimated legal expenses. At March 31, 2014, impaired loans secured by real estate had an average discount of 6% applied to the appraised value of the collateral, and impaired loans secured by receivables or inventory had discounts ranging from 20% to 60%. Impaired loans that are not collateral dependent are measured for impairment by a discounted cash flow analysis using a net present value calculation that utilizes data from the loan file before and after the modification.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Foreclosed assets are measured at the lower of book or fair value less costs to sell using third party appraisals, listing agreements or sale contracts, which may be adjusted by additional Level 3 inputs, such as discounts of market value, estimated marketing costs and estimated legal expenses. Management may also consider additional adjustments on specific properties due to the age of the appraisal, expected holding period, lack of comparable sales, or if the other real estate owned is a special use property. The market value discounts on foreclosed assets at March 31, 2014, ranged from 8% to 70%, with an average of 23%.
The Credit Administration department evaluates the valuations on impaired loans and foreclosed assets at least quarterly. The valuations on impaired loans are reviewed at least quarterly by the Allowance for Loan Loss Committee and are considered in the calculation of the allowance for loan losses. Unobservable inputs, such as discounts to collateral, are monitored and adjusted if market conditions change.
Carrying amount and fair value information of financial instruments at March 31, 2014 and at December 31, 2013, were as follows:

		Fair Value
March 31, 2014	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$121,865	$121,865	$—	$—
Securities available for sale	236,062	—	236,062	—
Securities held to maturity	280,490	—	288,833	—
Loans held for investment, net	2,186,289	—	—	2,210,013
Loans held for investment - Warehouse Purchase Program	590,904	—	—	591,131
FHLB and Federal Reserve Bank stock	33,632	—	33,632	—
Accrued interest receivable	9,706	9,706	—	—
Derivative asset - interest rate swaps	40	—	40	—
Financial liabilities
Deposits	$2,369,246	$—	$—	$2,236,528
FHLB advances	607,996	—	—	618,673
Repurchase agreement	25,000	—	—	27,182
Accrued interest payable	1,066	1,066	—	—
Derivative liability- interest rate swaps	40	—	40	—

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
The methods and assumptions used to estimate fair value are described as follows:
Estimated fair value is the carrying amount for cash and cash equivalents, bank-owned life insurance and accrued interest receivable and payable. The fair values of securities held to maturity are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2 inputs). For loans held for investment and loans held for sale, fair value is based on discounted cash flows using current market offering rates, estimated life, and applicable credit risk. For deposits and FHLB advances, fair value is calculated using the FHLB advance curve to discount cash flows for the estimated life for deposits and according to the contractual repayment schedule for FHLB advances. Fair value of the repurchase agreement is based on discounting the estimated cash flows using the current rate at which similar borrowings would be made with similar terms and remaining maturities. It is not practicable to determine the fair value of FHLB and Federal Reserve Bank stock due to restrictions on its transferability. The fair value of off-balance sheet items is based on the current fees or costs that would be charged to enter into or terminate such arrangements and are not considered significant to this presentation.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS

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

The notional amounts and estimated fair values of interest rate derivative positions outstanding and weighted-average receive and pay interest rates at March 31, 2014 and December 31, 2013 are presented in the following table.

	Outstanding Notional Amount	Estimated Fair Value	Weighted-Average Interest Rate
Non-hedging interest rate contracts - commercial loan interest rate swaps:			Received	Paid
March 31, 2014
Loan customer counterparty	$6,355	$40	4.38%	2.91%
Financial institution counterparty	(6,355)	(40)	2.91	4.38

December 31, 2013
Loan customer counterparty	$6,406	$33	4.38%	2.92%
Financial institution counterparty	(6,406)	(33)	2.92	4.38

Our credit exposure on interest rate swaps is limited to the net favorable value of all swaps by each counterparty. In some cases, collateral may be required from the counterparties involved if the net value of the swaps exceed a nominal amount considered to be immaterial. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. At March 31, 2014, our cash collateral pledged for these derivatives totaled $150, which was in excess of our credit exposure. This collateral is reported in our interest-bearing deposits in other financial institutions in the accompanying consolidated balance sheets.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 8 - SHARE-BASED COMPENSATION

Compensation cost charged to income for share-based compensation is presented below:

	Three Months Ended March 31,
	2014	2013
Restricted stock	$655	$430
Stock options	264	142
Income tax benefit	322	200

A summary of activity in the restricted stock portion of the Company's stock plans is presented below:

	Three Months Ended March 31, 2014
	Time-Vested Shares		Performance-Based Shares
	Shares	Weighted-Average Grant Date Fair Value [1]	Shares	Weighted-Average Grant Date Fair Value [2]
Non-vested at December 31, 2013	381,402	$20.39	82,400	$27.45
Granted	—	—	—	—
Vested	(42,600)	20.85	—	—
Forfeited	—	—	—	—
Non-vested at March 31, 2014	338,802	$20.45	82,400	$28.85
1 For restricted stock awards with time-based vesting conditions, the grant date fair value is based on the closing stock price as quoted on the NASDAQ Stock Market on the grant date.
2 For restricted stock awards with performance-based vesting conditions the value of the award is based upon the closing stock price as quoted on the NASDAQ Stock Market on the date of vesting. Until the final value is determined on the vesting date, the Company estimates the fair value quarterly based upon the closing stock price as quoted on the NASDAQ Stock Market on the last business day of each calendar quarter end.

As of March 31, 2014, there was $8,223 of total unrecognized compensation expense related to non-vested shares awarded under the restricted stock plans. That expense is expected to be recognized over a weighted-average period of 3.01 years.

A summary of activity in the stock option portion of the Company's stock plans as of March 31, 2014, is presented below:

		Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	Shares
Outstanding at December 31, 2013	1,173,618	$18.16	8.4	$10,903
Granted	7,500	28.75	10.0	—
Exercised	(7,744)	12.77	0.0	92
Forfeited	(15,240)	16.11	0.0	—
Outstanding at March 31, 2014	1,158,134	18.29	8.2	12,228
Fully vested and expected to vest	1,150,436	18.29	8.2	12,150
Exercisable at March 31, 2014	250,322	$15.98	6.6	$3,222

As of March 31, 2014, there was $4,181 of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over a weighted-average period of 3.58 years.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 9 - INCOME TAXES
A summary of the net deferred tax assets as of March 31, 2014 and December 31, 2013, is presented below:

	March 31, 2014	December 31, 2013
Net deferred tax assets	$10,957	$12,320
Estimated annual effective tax rate	35%

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES
In the normal course of business, the Company enters into various transactions, which, in accordance with US GAAP, are not included in its consolidated balance sheets. The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit and interest rate risk. Credit losses up to the face amount of these instruments could occur, although material losses are not anticipated. The credit policies applied for loan originations are also applied to these commitments, including obtaining collateral at the exercise of the commitment.
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
The Company considers the fees collected in connection with the issuance of standby letters of credit to be representative of the fair value of its obligation undertaken in issuing the guarantee. In accordance with applicable accounting standards related to guarantees, the Company defers fees collected in connection with the issuance of standby letters of credit. The fees are then recognized to income proportionately over the life of the standby letter of credit agreement.
The contractual amounts of financial instruments with off‑balance sheet risk at March 31, 2014 and December 31, 2013, are summarized below. Please see Part I-Item 2-"Off-Balance Sheet Arrangements, Contractual Obligation and Commitments" of this Form 10-Q for information related to commitment maturities.

	March 31, 2014	December 31, 2013
Unused commitments to extend credit	$437,844	$425,324
Unused capacity on Warehouse Purchase Program loans	557,096	562,030
Standby letters of credit	1,224	1,354
Total unused commitments/capacity	$996,164	$988,708
In addition to the commitments above, the Company guarantees the credit card debt of certain customers to the merchant bank that issues the credit cards. These guarantees are in place for as long as the guaranteed credit card is open. At March 31, 2014 and December 31, 2013, these credit card guarantees totaled $1,770 and $1,307, respectively. This amount represents the maximum potential amount of future payments under the guarantee. Also, the Company had overdraft protection available in the amounts of $88,357 and $87,772 for March 31, 2014 and December 31, 2013, respectively.
In regards to unused capacity on Warehouse Purchase Program loans, the Company has established maximum purchase facility amounts, but reserves the right, at any time, to refuse to buy any mortgage loans offered for sale by its mortgage banking company customers for any reason in the Company's sole and absolute discretion.
At March 31, 2014, the Company had $3.6 million of unfunded commitments recorded in other liabilities in its consolidated balance sheet related to investments in community development -oriented private equity funds used for Community Reinvestment Act purposes.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 11 - RECENT ACCOUNTING DEVELOPMENTS
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU includes explicit guidance for the presentation of an unrecognized tax benefit, or a portion thereof, when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. For public entities, the amendments were effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this ASU has not impacted the Company's financial statements.
In January 2014, the FASB issued ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. This ASU permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. For public entities, the amendments are effective, with retrospective application, for annual periods, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The adoption of this ASU is not expected to have a significant impact on the Company's financial statements.
In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. This ASU is intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. For public entities, the amendments are effective for annual periods, and interim periods within those years, beginning after December 15, 2014. An entity can elect to adopt the amendments in this update using either a modified retrospective transition method or a prospective transition method. Early adoption is permitted. The adoption of this ASU is not expected to have a significant impact on the Company's financial statements.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 12 — SUBSEQUENT EVENTS
The Company evaluated events from the date of the consolidated financial statements on March 31, 2014, through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q dated April 29, 2014. No additional events were identified requiring recognition in and/or disclosures in the consolidated financial statements.

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
On November 25, 2013, the Company and LegacyTexas Group, Inc. (“LegacyTexas”) announced that they had entered into a definitive merger agreement whereby LegacyTexas will merge into the Company and, immediately thereafter, the Bank will merge into LegacyTexas’ subsidiary bank, LegacyTexas Bank. Under the terms of the agreement, the Company will issue 7.85 million shares of the Company's common stock plus approximately $115 million in cash for all the outstanding stock of LegacyTexas. Each LegacyTexas shareholder will have the right to elect to receive either the Company's stock or cash, subject to proration as specified in the merger agreement. The Company and LegacyTexas expect to complete the transaction in the second quarter of 2014, after receipt of regulatory approvals, the approval of the LegacyTexas Group shareholders and the satisfaction of other customary closing conditions.

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

Performance Highlights

•
Loans held for investment, excluding Warehouse Purchase Program loans, grew $157.7 million, or 7.7%, from December 31, 2013, with commercial loans increasing by $137.9 million, or 8.8%, to $1.70 billion at March 31, 2014.

•	Net interest margin increased nine basis points from the three months ended March 31, 2013, to 3.73%.

•	Non-interest-bearing demand deposits increased to a record high of $434.5 million at March 31, 2014, an increase of $23.5 million from December 31, 2013.

Critical Accounting Estimates
Certain of our accounting estimates are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Management believes that its critical accounting estimates include determining the allowance for loan losses and other-than-temporary impairments in our securities portfolio. Our accounting policies are discussed in detail in Note 1 of the Notes to Consolidated Financial Statements contained in Item 8 of our 2013 Form 10-K.
Allowance for Loan Loss. The allowance for loan losses and related provision expense are susceptible to change if the credit quality of our loan portfolio changes, which is evidenced by many factors, including but not limited to charge-offs and non-performing loan trends. Generally, one- to four-family residential mortgage lending has a lower risk profile compared to consumer lending (such as automobile or personal line of credit loans). Commercial real estate and commercial and industrial lending, however, can have higher risk profiles than consumer and one- to four- family residential mortgage loans due to these loans being larger in amount and more susceptible to fluctuations in industry, market and economic conditions. While management uses available information to recognize losses on loans, changes, in economic conditions, the mix and size of the loan portfolio and individual borrower conditions can dramatically impact our level of allowance for loan losses in relatively short periods of time. Management believes that the allowance for loan losses is maintained at a level that represents coverage of our best estimate of inherent credit losses in the loan portfolio as of March 31, 2014.

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
Other-than-Temporary Impairments. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis and more frequently when economic, market, or security specific concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than amortized cost, the financial condition and near-term prospects of the issuer, adverse conditions specifically related to the security, issuer, or geographic area, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. The Company conducts regular reviews of the bond agency ratings of securities and considers whether the securities were issued by or have principal and interest payments guaranteed by the federal government or its agencies. These reviews focus on the underlying rating of the issuer and also include the insurance or guarantee rating of securities that have an insurance or guarantee component. The ratings and financial condition of the issuers are monitored, as well as the financial condition and ratings of the insurers.
Comparison of Financial Condition at March 31, 2014 and December 31, 2013
General. Total assets increased by $78.4 million, or 2.2%, to $3.60 billion at March 31, 2014, from $3.53 billion at December 31, 2013, primarily due to an increase of $104.2 million, or 23.7%, in commercial and industrial loans and a $26.9 million, or 2.5%, increase in commercial real estate loans. These increases were partially offset by an $82.6 million, or 12.3%, decrease in Warehouse Purchase Program loans and a $26.0 million, or 4.8%, decrease in the securities portfolio.
Loans. Gross loans increased by $75.1 million, or 2.8%, to $2.80 billion at March 31, 2014, from $2.72 billion at December 31, 2013.

	March 31, 2014	December 31, 2013	Dollar Change	Percent Change
	(Dollars in thousands)
Commercial real estate	$1,118,059	$1,091,200	$26,859	2.5%
Commercial and industrial loans:
Commercial	517,247	425,030	92,217	21.7
Warehouse lines of credit	26,333	14,400	11,933	82.9
Total commercial and industrial loans	543,580	439,430	104,150	23.7
Construction and land loans
Commercial construction and land	34,465	27,619	6,846	24.8
Consumer construction and land	2,604	2,628	(24)	(0.9)
Total construction and land loans	37,069	30,247	6,822	22.6
Consumer:
Consumer real estate	463,857	441,226	22,631	5.1
Other consumer	45,015	47,799	(2,784)	(5.8)
Total consumer loans	508,872	489,025	19,847	4.1
Gross loans held for investment, excluding Warehouse Purchase Program loans	2,207,580	2,049,902	157,678	7.7%
Warehouse Purchase Program loans	590,904	673,470	(82,566)	(12.3)
Gross loans	$2,798,484	$2,723,372	$75,112	2.8%

In the first quarter of 2014, the increase in gross loans was fueled by growth in our commercial lending portfolio, as commercial loans (including commercial real estate, commercial and industrial and commercial construction and land loans) increased a combined $137.9 million, or 8.8%, from December 31, 2013. Our commercial real estate portfolio consists almost exclusively of loans secured by well-established, multi-tenanted commercial real estate properties. Approximately 91% of our commercial real estate loan balances are secured by properties located in Texas. The Company has historically participated in several energy loan transactions, but to further develop this line of business, in May 2013, the Company announced the formation of a new energy lending group. The Energy Finance group focuses on providing loans to private and public oil and gas companies throughout the United States, with an emphasis on reserve-based transactions for development drilling, capital expenditures against oil and gas reserves, and acquisitions of oil and gas reserves. The group's offerings also include the Bank's full array of commercial services, including Treasury Management and letters of credit. Energy loans, which are reported as commercial and industrial loans, totaled $212.8 million at March 31, 2014, up $46.3 million from $166.5 million at December 31, 2013.

Warehouse Purchase Program loans decreased by $82.6 million, or 12.3%, to $590.9 million at March 31, 2014, from $673.5 million at December 31, 2013. The Company purchases a 100% participation interest in the loans originated by our mortgage banking company customers, which are then held as one- to four- family mortgage loans. The mortgage banking company has no obligation to offer to sell to us and we have no obligation to purchase these participation interests. The mortgage banking company closes mortgage loans consistent with underwriting standards established by approved investors and once the loan closes, the participation interest is delivered by the Company to the investor selected by the originator and approved by the Company.

Loans funded by the Warehouse Purchase Program during the first quarter of 2014 consisted of 56% conforming, 43% government and 1% Home Affordable Refinance Program (HARP) loans, and the number of Warehouse Purchase Program clients totaled 42 at March 31, 2014, compared to 45 at December 31, 2013 and 47 at March 31, 2013.
Prior to the December 31, 2013 reporting period, the Company reported Warehouse Purchase Program loans as held for sale, as the Company believed that was the most meaningful presentation to our financial statement users given that the collection of the loan was based upon the sale of the loan. Effective December 31, 2013, the Company concluded that, under US GAAP, these loans should be accounted for as held for investment. This correction changed the accounting for Warehouse Purchase Program loans from a lower of cost or market accounting method to accounting for the loans under ASC 310, with any credit losses incurred as of the balance sheet date recognized in the allowance for loan losses. As we had not reported any valuation decreases below cost in prior periods and we have experienced no credit losses on these loans, this correction had no impact on net income, comprehensive income, earnings per share or income taxes. Additionally, total assets and shareholders' equity remained unchanged. However, this correction did impact the statement of cash flows by moving cash flows associated with the Warehouse Purchase Program from operating cash flows to investing cash flows.
Consumer real estate loans increased by $22.6 million, or 5.1%, to $463.9 million at March 31, 2014, from $441.2 million at December 31, 2013. The Company does not originate one- to four- family real estate loans but does periodically purchase these loans from correspondents on both a servicing retained and servicing released basis. Also, the Company originates consumer home equity and home improvement loans.
Allowance for Loan Losses. The allowance for loan losses is maintained to cover losses that are estimated in accordance with US GAAP. It is our estimate of credit losses in our loan portfolio at each balance sheet date. Our methodology for analyzing the allowance for loan losses consists of general and specific components.
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
Acquired loans are initially recorded at fair value, which includes an estimate of credit losses expected to be realized over the remaining lives of the loans, and therefore no corresponding allowance for loan losses is recorded for these loans at acquisition. Methods utilized to estimate the required allowance for loan losses for acquired loans not deemed credit−impaired at acquisition are similar to originated loans; however, the estimate of loss is based on the unpaid principal balance less the remaining purchase discount.
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

A modified loan is considered a troubled debt restructuring (“TDR”) when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower or collateral with similar credit risk characteristics. Modifications to loan terms may include a modification of the contractual interest rate to a below-market rate (even if the modified rate is higher than the original rate), forgiveness of accrued interest, forgiveness of a portion of principal, an extended repayment period or a deed in lieu of foreclosure or other transfer of assets other than cash to fully or partially satisfy a debt. The Company's policy is to place all TDRs on nonaccrual for a minimum period of six months. Loans qualify for a return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months and the collection of principal and interest under the revised terms is deemed probable. All TDRs are considered to be impaired loans. At March 31, 2014, of our $14.2 million in TDRs, $945,000 were accruing interest and $13.2 million were classified as nonaccrual. Nonaccrual TDRs included $7.4 million attributable to five commercial real estate loans, all of which were performing in accordance with their restructured terms at March 31, 2014.
Non-performing loans to total loans held for investment, excluding Warehouse Purchase Program loans, was 1.03% at March 31, 2014, compared to 1.08% at December 31, 2013. Including Warehouse Purchase Program loans, non-performing loans to total loans held for investment was 0.82% at March 31, 2014, compared to 0.81% at December 31, 2013. Non-performing loans increased by $705,000 to $22.8 million at March 31, 2014, from $22.1 million at December 31, 2013. This increase was primarily attributable to a commercial and industrial loan totaling $2.0 million and a commercial real estate loan totaling $558,000, both of which were placed on nonaccrual status during the first quarter of 2014. The $2.0 million commercial and industrial loan, which is not past due, was placed on nonaccrual solely due to its designation as a troubled debt restructuring. The $558,000 commercial real estate loan is currently past due, but as a result of our collateral position in the loan, no specific reserve has been allocated to this loan. The increase in non-performing loans during the first quarter of 2014 was partially offset by a $609,000 decrease in non-performing consumer real estate loans.
Our allowance for loan losses was $19.4 million at March 31, 2014 and December 31, 2013, or 0.69% of total loans held for investment (including Warehouse Purchase Program loans) at March 31, 2014, compared to 0.71% at December 31, 2013. Our allowance for loan losses to non-performing loans was 84.99% at March 31, 2014, compared to 87.50% at December 31, 2013.
Classified Assets. Loans and other assets, such as securities and foreclosed assets that are considered by management to be of lesser quality, are classified as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses of those classified as "substandard," with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as "loss" are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.
We regularly review the assets in our portfolio to determine whether any should be considered as classified. The total amount of classified assets represented 8.0% of our total equity and 1.2% of our total assets at March 31, 2014, compared to 9.1% of our total equity and 1.4% of our total assets at December 31, 2013. The aggregate amount of classified assets at the dates indicated was as follows:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Doubtful	$4,686	$5,307
Substandard	38,857	43,827
Total classified loans	43,543	49,134
Foreclosed assets	387	480
Total classified assets	$43,930	$49,614
The Company has potential problem loans, considered "other loans of concern," that are currently performing and do not meet the criteria for impairment, but where there is the distinct possibility that we could sustain some loss if credit deficiencies are not corrected. These possible credit problems may result in the future inclusion of these loans in the non-performing asset categories and consisted of $13.2 million in loans that were classified as "substandard" but were still accruing interest and were not considered impaired at March 31, 2014. These loans have been considered in management's analysis of potential loan losses.
Securities. Our securities portfolio decreased by $26.0 million, or 4.8%, to $516.6 million at March 31, 2014, from $542.6 million at December 31, 2013. The decrease in our securities portfolio primarily resulted from paydowns and maturities totaling $312.7 million, which were partially offset by purchases totaling $286.9 million. The majority of these purchases were done for tax strategy purposes. The proceeds from the securities paydowns were maintained in cash accounts to build liquidity in preparation for the merger with LegacyTexas.
Deposits. Total deposits increased by $104.6 million, or 4.6%, to $2.37 billion at March 31, 2014, from $2.26 billion at December 31, 2013.

	March 31, 2014	December 31, 2013	Dollar Change	Percent Change
	(Dollars in thousands)
Non-interest-bearing demand	$434,463	$410,933	$23,530	5.7%
Interest-bearing demand	479,432	474,515	4,917	1.0
Savings and money market	945,046	904,576	40,470	4.5
Time	510,305	474,615	35,690	7.5
Total deposits	$2,369,246	$2,264,639	$104,607	4.6%

The increase in deposits from December 31, 2013 was primarily due to a $40.5 million increase in savings and money market deposits and a $35.7 million increase in time deposits. Non-interest-bearing demand deposits increased by $23.5 million to $434.5 million at March 31, 2014, which is a record high for the category and was driven by higher balances in commercial checking products.
Borrowings. FHLB advances, net of a $1.9 million restructuring prepayment penalty, decreased by $31.1 million, or 4.9%, to $608.0 million at March 31, 2014, from $639.1 million at December 31, 2013. The outstanding balance of FHLB advances decreased due to lower Warehouse Purchase Program balances at March 31, 2014, of which a portion had been strategically funded with short-term advances. At March 31, 2014, the Company was eligible to borrow an additional $398.9 million from the FHLB. Additionally, the Company has five available federal funds lines of credit with other financial institutions totaling $125.0 million and was eligible to borrow $64.0 million from the Federal Reserve Bank discount window. In addition to FHLB advances, at March 31, 2014, the Company had a $25.0 million outstanding repurchase agreement with Credit Suisse.
The below table shows FHLB advances by maturity and weighted average rate at March 31, 2014:

	Balance	Weighted Average Rate
	(Dollars in thousands)
Less than 90 days	$424,384	0.19%
90 days to less than one year	32,256	2.65
One to three years	123,059	3.09
After three to five years	25,129	4.42
After five years	5,084	5.49
	609,912	1.13%
Restructuring prepayment penalty	(1,916)
Total	$607,996

Shareholders’ Equity. Total shareholders' equity increased by $5.6 million, or 1.0%, to $550.1 million at March 31, 2014, from $544.5 million at December 31, 2013.

	March 31, 2014	December 31, 2013	Dollar Change	Percent Change
	(Dollars in thousands)
Common stock	$399	$399	$—	—%
Additional paid-in capital	379,578	377,657	1,921	0.5
Retained earnings	186,126	183,236	2,890	1.6
Accumulated other comprehensive income (loss), net	78	(383)	461	(120.4)
Unearned ESOP shares	(16,082)	(16,449)	367	(2.2)
Total shareholders’ equity	$550,099	$544,460	$5,639	1.0%
Retained earnings were increased by net income of $7.7 million recognized during the three months ended March 31, 2014. The increase due to net income was partially offset by the payment of a dividend of $0.12 per common share, or $4.8 million, during the first quarter of 2014.
Comparison of Results of Operation for the Three Months Ended March 31, 2014 and 2013

General. Net income for the three months ended March 31, 2014, was $7.7 million, a decrease of $376,000, or 4.7%, from net income of $8.1 million for the three months ended March 31, 2013. The decrease in net income was driven by a $1.3 million increase in non-interest expense and an $897,000 decrease in non-interest income, partially offset by an increase in net interest income of $1.1 million and a $507,000 decrease in the provision for loan losses. Basic and diluted earnings per share for the three months ended March 31, 2014, was $0.20, a $0.01 decrease from $0.21 for the three months ended March 31, 2013.

Interest Income. Interest income increased by $285,000, or 0.9%, to $33.7 million for the three months ended March 31, 2014, from $33.4 million for the three months ended March 31, 2013.

	Three Months Ended March 31,		Dollar	Percent
	2014	2013	Change	Change
	(Dollars in thousands)
Interest and dividend income
Loans, including fees	$30,388	$30,378	$10	0.03%
Securities	3,129	2,877	252	8.8
Interest-bearing deposits in other financial institutions	57	31	26	83.9
FHLB and Federal Reserve Bank stock	130	133	(3)	(2.3)
	$33,704	$33,419	$285	0.9%

The increase in interest income for the three months ended March 31, 2014, compared to the same period in 2013, was primarily due to a $249,000, or 8.3%, increase in interest income earned on securities (including FHLB and Federal Reserve Bank stock.) This increase was driven by higher yields earned on collateralized mortgage obligations and mortgage-backed securities, as well as an increase in the average balance of municipal bonds. Growth of $475.5 million, or 42.3%, in the average balance of commercial loans more than offset a $291.3 million decline in average Warehouse Purchase Program loan balances for the comparable three month periods ended March 31, 2014, and 2013, resulting in a $10,000 increase in interest income earned on loans. The increase in interest income driven by higher commercial loan volume was also partially offset by lower yields, as the average yield on commercial real estate and commercial and industrial loans declined by 50 and 40 basis points, respectively, from the first quarter of 2013. The average yield on loans decreased by 21 basis points to 4.84% for the first quarter of 2014, compared to 5.05% for the first quarter of 2013.

    Interest Expense. Interest expense decreased by $775,000, or 15.8%, to $4.1 million for the three months ended March 31, 2014, from $4.9 million for the three months ended March 31, 2013.

	Three Months Ended March 31,		Dollar	Percent
	2014	2013	Change	Change
	(Dollars in thousands)
Interest expense
Deposits	$1,991	$2,432	$(441)	(18.1)%
FHLB advances	1,927	2,261	(334)	(14.8)
Repurchase agreement	201	201	—	—
	$4,119	$4,894	$(775)	(15.8)%

The decrease in interest expense for the three months ended March 31, 2014, compared to the same period in 2013, was primarily caused by a $441,000, or 18.1%, decrease in the interest paid on deposits, as well as a $334,000, or 14.8%, decrease in the interest paid on FHLB advances. The decline in interest paid on deposits was driven by lower average rates paid on time deposits and interest-bearing demand deposits, which declined by 47 basis points and three basis points, respectively, compared to the first quarter of 2013. The average balance of FHLB advances and other borrowings declined by $125.5 million, or 21.3%, from the comparable prior year period, primarily due to lower average Warehouse Purchase Program balances during the 2014 period, of which a portion was strategically funded with short-term FHLB advances. Average interest-bearing liabilities decreased by $46.1 million to $2.3 billion for the quarter ended March 31, 2014, compared to $2.4 billion for the same period in 2013, while the average cost of interest-bearing liabilities decreased by 12 basis points to 0.70% for the quarter ended March 31, 2014, compared to 0.82% for the same period in 2013.

Net Interest Income. Net interest income increased by $1.1 million, or 3.7%, to $29.6 million for the three months ended March 31, 2014, from $28.5 million for the three months ended March 31, 2013. The net interest margin increased by nine basis points to 3.73% for the three months ended March 31, 2014, from 3.64% for the same period last year. The net interest rate spread increased by ten basis points to 3.55% for the three months ended March 31, 2014, from 3.45% for the same period last year. The increases in the net interest margin and spread were primarily attributable to changes in the earning asset mix, as we increased volume in higher-yielding commercial loans, as well as lowered time and interest-bearing demand deposit rates. Accretion of interest related to the 2012 Highlands acquisition contributed five basis points to the net interest margin for the three months ended March 31, 2014, compared to 11 basis points for the three months ended March 31, 2013.

Provision for Loan Losses. The provision for loan losses was $376,000 for the three months ended March 31, 2014, a decrease of $507,000, or 57.4%, from $883,000 for the three months ended March 31, 2013. Non-performing loans totaled $22.8 million at March 31, 2014, compared to $27.7 million at March 31, 2013. Net charge-offs totaled $332,000 for the three months ended March 31, 2014, compared to $292,000 for the three months ended March 31, 2013. The $332,000 in net charge-offs for the first quarter of 2014 included $169,000 of charge-offs related to two Small Business Administration ("SBA") commercial and industrial loans. Specific reserve allocations were set aside in prior periods to provide for the portions of these loans not guaranteed by the SBA.

Non-interest Income. Non-interest income decreased by $897,000, or 15.3%, to $5.0 million for the three months ended March 31, 2014, from $5.9 million for the three months ended March 31, 2013.

	Three Months Ended March 31,		Dollar	Percent
	2014	2013	Change	Change
	(Dollars in thousands)
Non-interest income
Service charges and fees	$4,298	$4,291	$7	0.2%
Other charges and fees	210	212	(2)	(0.9)
Bank-owned life insurance income	153	162	(9)	(5.6)
Loss on sale of available for sale securities	—	(177)	177	(100.0)
Gain on sale and disposition of assets	1	230	(229)	(99.6)
Other	300	1,141	(841)	(73.7)
	$4,962	$5,859	$(897)	(15.3)%

The $897,000 decrease in non-interest income from the first quarter of 2013 was primarily attributable to an $841,000 decrease in other non-interest income and a $229,000 decrease in gain on the sale and disposition of assets for the comparable periods. These declines were partially offset by a $177,000 loss on the sale of available-for-sale securities recorded in the first quarter of 2013 with no comparable loss recorded in the 2014 period. The decrease in other non-interest income was primarily due to a $784,000 increase in the value of an investment in a community development-oriented private equity fund used for Community Reinvestment Act purposes recognized in the first quarter of 2013, compared to an increase of $39,000 recognized in the first quarter of 2014. The decrease in gain on the sale and disposition of assets year over year was primarily due to a gain recorded on the payoff of a purchased credit impaired loan recorded during the 2013 period with no comparable gain recorded in the 2014 period.
Non-interest Expense. Non-interest expense increased by $1.3 million, or 6.1%, to $22.2 million for the three months ended March 31, 2014, from $20.9 million for the three months ended March 31, 2013.

	Three Months Ended March 31,		Dollar	Percent
	2014	2013	Change	Change
	(Dollars in thousands)
Non-interest expense
Salaries and employee benefits	$14,132	$12,915	$1,217	9.4%
Merger and acquisition costs	169	—	169	N/M [1]
Advertising	355	513	(158)	(30.8)
Occupancy and equipment	1,892	1,790	102	5.7
Outside professional services	525	684	(159)	(23.2)
Regulatory assessments	628	579	49	8.5
Data processing	1,662	1,518	144	9.5
Office operations	1,680	1,648	32	1.9
Other	1,112	1,226	(114)	(9.3)
	$22,155	$20,873	$1,282	6.1%
1 N/M - not meaningful

The increase in non-interest expense from the first quarter of 2013 was primarily due to a $1.2 million increase in salaries and employee benefits expense and $169,000 in merger and acquisition costs related to the merger with LegacyTexas. The increase in salaries and employee benefits expense primarily reflected increased share-based compensation expense related to grants that were awarded in February 2013, higher ESOP expense resulting from an increase in the Company's stock price, and an increase in performance-based compensation resulting from improvements in performance metrics. Lower expenses related to advertising and outside professional services partially offset the increase in salary expense and merger costs.
Income Tax Expense. For the three months ended March 31, 2014, we recognized income tax expense of $4.3 million on our pre-tax income, which was an effective tax rate of 36.1%, compared to income tax expense of $4.6 million for the three months ended March 31, 2013, which was an effective tax rate of 36.2%. The difference in the effective tax rate was primarily due to permanent book-tax differences.
Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following tables present, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Also presented are the weighted average yields on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread. All average balances are daily average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended March 31,
	2014			2013
	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$1,130,304	$15,214	5.38%	$839,155	$12,336	5.88%
Warehouse Purchase Program	446,935	4,062	3.64	738,234	7,242	3.92
Commercial and industrial	467,855	4,931	4.22	283,547	3,274	4.62
Consumer real estate	440,662	5,490	4.98	504,965	6,692	5.30
Other consumer	46,453	691	5.95	57,164	834	5.84
Less: deferred fees and allowance for loan loss	(20,767)	—	—	(17,240)	—	—
Loans receivable [1]	2,511,442	30,388	4.84	2,405,825	30,378	5.05
Agency mortgage-backed securities	275,564	1,519	2.20	294,995	1,501	2.04
Agency collateralized mortgage obligations	184,245	1,029	2.23	288,958	881	1.22
Investment securities	73,336	581	3.17	55,126	495	3.59
FHLB and FRB stock	29,462	130	1.76	35,030	133	1.52
Interest-earning deposit accounts	96,292	57	0.24	54,096	31	0.23
Total interest-earning assets	3,170,341	33,704	4.25	3,134,030	33,419	4.27
Non-interest-earning assets	184,327			188,869
Total assets	$3,354,668			$3,322,899
Interest-bearing liabilities:
Interest-bearing demand	$460,745	422	0.37	$465,385	470	0.40
Savings and money market	918,636	648	0.28	877,690	588	0.27
Time	493,196	921	0.75	450,071	1,374	1.22
Borrowings	464,723	2,128	1.83	590,238	2,462	1.67
Total interest-bearing liabilities	2,337,300	4,119	0.70	2,383,384	4,894	0.82
Non-interest-bearing demand	414,919			367,217
Non-interest-bearing liabilities	55,248			44,340
Total liabilities	2,807,467			2,794,941
Total shareholders’ equity	547,201			527,958
Total liabilities and shareholders’ equity	$3,354,668			$3,322,899
Net interest income and margin		$29,585	3.73%		$28,525	3.64%
Net interest income and margin (tax-equivalent basis) [2]		$29,784	3.76%		$28,696	3.66%
Net interest rate spread			3.55%			3.45%
Net earning assets	$833,041			$750,646
Average interest-earning assets to average interest-bearing liabilities	135.64%			131.49%
[1]	Calculated net of deferred fees, loan discounts, loans in process and allowance for loan losses.
[2]
In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for 2014 and 2013. Tax-exempt investments and loans had an average balance of $68.1 million and $51.9 million for the three months ended March 31, 2014 and 2013, respectively.

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

	Three Months Ended March 31,
	2014 versus 2013
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$3,990	$(1,112)	$2,878
Warehouse Purchase Program	(2,680)	(500)	(3,180)
Commercial and industrial	1,964	(307)	1,657
Consumer real estate	(817)	(385)	(1,202)
Other consumer	(159)	16	(143)
Loans receivable	2,298	(2,288)	10
Agency mortgage-backed securities	(103)	121	18
Agency collateralized mortgage obligations	(400)	548	148
Investment securities	149	(63)	86
FHLB and FRB stock	(23)	20	(3)
Interest-earning deposit accounts	25	1	26
Total interest-earning assets	1,946	(1,661)	285
Interest-bearing liabilities:
Interest-bearing demand	(5)	(43)	(48)
Savings and money market	28	32	60
Time	122	(575)	(453)
Borrowings	(559)	225	(334)
Total interest-bearing liabilities	(414)	(361)	(775)
Net interest income	$2,360	$(1,300)	$1,060

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
The Liquidity Committee monitors liquidity positions and projections, and adds liquidity contingency planning to the process by focusing on possible scenarios that would stress liquidity beyond the Bank's normal business liquidity needs. These scenarios may include macro-economic and bank specific situations focusing on high probability-high impact, high probability-

low impact, low probability-high impact, and low probability-low impact stressors.
Management recognizes that the events and their severity of liquidity stress leading up to and occurring during a liquidity stress event cannot be precisely defined or listed. Nevertheless, management believes that liquidity stress events can be categorized into sources and uses of liquidity, and levels of severity, with responses that apply to various situations.
In addition to the primary sources of funds, management has several secondary sources available to meet potential funding requirements. At March 31, 2014, the Company had an additional borrowing capacity of $398.9 million with the FHLB. Also, at March 31, 2014, the Company had $125.0 million in federal funds lines of credit available with other financial institutions. The Company may also use the discount window at the Federal Reserve Bank as a source of short-term funding. Federal Reserve Bank borrowing capacity varies based upon securities pledged to the discount window line. At March 31, 2014, securities pledged had a collateral value of $64.0 million.
At March 31, 2014, the Company had classified 45.7% of its securities portfolio as available for sale (including pledged securities), providing an additional source of liquidity. Management believes that because active markets exist and our securities portfolio is of high quality, our available for sale securities are marketable. Participations in loans we originate, including portions of commercial real estate loans, are sold to create another source of liquidity and to manage borrower concentration risk as well as interest rate risk.
Liquidity management is both a daily and long-term function of business management. Short term excess liquidity is generally placed in short-term investments, such as overnight deposits at the Federal Reserve Bank and correspondent banks. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities.
The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. We also have the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At March 31, 2014, the Company (on an unconsolidated basis) had liquid assets of $46.2 million.
On November 25, 2013, the Company and LegacyTexas announced that they had entered into a definitive merger agreement whereby LegacyTexas will merge into the Company and, immediately thereafter, the Bank will merge into LegacyTexas’ subsidiary bank, LegacyTexas Bank. Under the terms of the agreement, the Company will issue 7.85 million shares of the Company's common stock plus approximately $115 million in cash for all the outstanding stock of LegacyTexas. The Company and LegacyTexas expect to complete the transaction in the second quarter of 2014, after receipt of regulatory approvals, the approval of the LegacyTexas shareholders and the satisfaction of other customary closing conditions. In anticipation of the merger with LegacyTexas, the Company is strategically increasing its cash position in order to accommodate the approximate $115 million cash merger consideration.
The Company uses its sources of funds primarily to meet its expenses, pay maturing deposits and fund withdrawals, and to fund loan commitments. Total approved loan commitments (including Warehouse Purchase Program commitments, unused lines of credit and letters of credit) amounted to $996.2 million and $988.7 million at March 31, 2014, and December 31, 2013, respectively. It is management's policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Company. Certificates of deposit scheduled to mature in one year or less at March 31, 2014 totaled $309.6 million with a weighted average rate of 0.67%.
During the three months ended March 31, 2014, cash and cash equivalents increased by $33.9 million, or 38.5%, to $121.9 million at March 31, 2014, from $88.0 million at December 31, 2013. Operating activities provided cash of $13.4 million and financing activities provided cash of $68.9 million, which was partially offset by cash used in investing activities of $48.4 million. Primary sources of cash for the three months ended March 31, 2014 included pay-offs of Warehouse Purchase Program loans totaling $2.3 billion, proceeds from FHLB advances of $420.0 million and maturities, prepayments and calls of available-for-sale securities of $293.2 million. Primary uses of cash for the three months ended March 31, 2014, included originations of Warehouse Purchase Program loans totaling $2.3 billion, repayments on FHLB advances of $451.1 million and purchases of available-for-sale securities of $281.0 million.
Please see Item 1A (Risk Factors) under Part 1 of the Company's 2013 Form 10-K for information regarding liquidity risk.

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments

The following table presents our longer term, non-deposit related, contractual obligations and commitments to extend credit to our borrowers, in aggregate and by payment due dates (not including any interest amounts). In addition to the commitments below, the Company had overdraft protection available to its depositors in the amount of $88.4 million and credit card guarantees outstanding in the amount of $1.8 million at March 31, 2014.

	March 31, 2014
	Less than One Year	One through Three Years	Four through Five Years	After Five Years	Total
	(Dollars in thousands)
Contractual obligations:
Deposits without a stated maturity	$1,858,941	$—	$—	$—	$1,858,941
Certificates of deposit	309,616	185,225	13,547	1,917	510,305
FHLB advances (gross of restructuring prepayment penalty of $1,916)	456,640	123,059	25,129	5,084	609,912
Repurchase agreement	—	—	25,000	—	25,000
Private equity fund for Community Reinvestment Act purposes	3,580	—	—	—	3,580
Operating leases (premises)	2,458	4,557	1,947	4,995	13,957
Total contractual obligations	$2,631,235	$312,841	$65,623	$11,996	3,021,695
Off-balance sheet loan commitments: [1]
Unused commitments to extend credit	$181,039	$110,655	$143,871	$2,279	437,844
Unused capacity on Warehouse Purchase Program loans	534,891	22,205	—	—	557,096
Standby letters of credit	858	126	—	240	1,224
Total loan commitments	$716,788	$132,986	$143,871	$2,519	996,164
Total contractual obligations and loan commitments					$4,017,859
[1] Loans having no stated maturity are reported in the “Less than One Year” category.

Capital Resources

The Bank and the Company are subject to minimum capital requirements imposed by the OCC and the FRB. Consistent with our goal to operate a sound and profitable organization, our policy is for the Bank and the Company to maintain “well-capitalized” status under the capital categories of the OCC and the FRB. Based on capital levels at March 31, 2014, and December 31, 2013, the Bank and the Company were considered to be well-capitalized.

At March 31, 2014, the Bank's equity totaled $447.5 million. The Company's consolidated equity totaled $550.1 million, or 15.3% of total assets, at March 31, 2014.

	Actual		Required for Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2014	(Dollars in Thousands)
Total risk-based capital
the Company	$538,625	18.55%	$232,313	8.00%	290,391	10.00%
the Bank	436,045	15.03	232,134	8.00	290,167	10.00
Tier 1 risk-based capital
the Company	519,223	17.88	116,157	4.00	174,235	6.00
the Bank	416,643	14.36	116,067	4.00	174,100	6.00
Tier 1 leverage
the Company	519,223	15.66	132,624	4.00	165,779	5.00
the Bank	416,643	12.56	132,652	4.00	165,815	5.00

December 31, 2013
Total risk-based capital
the Company	$533,266	18.85%	$226,316	8.00%	$282,895	10.00%
the Bank	431,442	15.26	226,181	8.00	282,727	10.00
Tier 1 risk-based capital
the Company	513,908	18.17	113,158	4.00	169,737	6.00
the Bank	412,084	14.58	113,091	4.00	169,636	6.00
Tier 1 leverage
the Company	513,908	15.67	131,197	4.00	163,996	5.00
the Bank	412,084	12.56	131,217	4.00	164,021	5.00

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
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
As illustrated in the tables below, the Bank was within policy limits for all scenarios tested. The tables presented below, as of March 31, 2014, and December 31, 2013, are internal analyses of our interest rate risk as measured by changes in EVE and EAR for instantaneous, parallel, and sustained shifts for all market rates and yield curves, in 100 basis point increments, up 400 basis points and down 100 basis points.
As illustrated in the tables below, our EVE would be negatively impacted by a parallel, instantaneous, and sustained increase in market rates. Such an increase in rates would negatively impact EVE as a result of the duration of assets, including loans and investments, being longer than the duration of liabilities, primarily deposit accounts and FHLB borrowings. As illustrated in the table below at March 31, 2014, our EAR would be positively impacted by a parallel, instantaneous, and sustained increase in market rates of 200, 300, or 400 basis points. As market interest rates rise and variable loan rates move above their floors, the interest rate repricing of variable rate and maturing loans and securities increases net interest income.

March 31, 2014
Change in Interest Rates in Basis Points	Economic Value of Equity				Earnings at Risk (12 months)
	Estimated EVE	Estimated Increase / (Decrease) in EVE		EVE Ratio %	Estimated Net Interest Income	Increase / (Decrease) in Estimated Net Interest Income
	$ Amount	$ Change	% Change		$ Amount	$ Change	% Change
	(Dollars in thousands)
400	556,382	(43,287)	(7.22)	16.53	138,199	12,484	9.93
300	573,124	(26,545)	(4.43)	16.69	133,707	7,992	6.36
200	583,494	(16,175)	(2.70)	16.68	129,259	3,544	2.82
100	593,226	(6,443)	(1.07)	16.63	124,662	(1,053)	(0.84)
—	599,669	—	—	16.50	125,715	—	—
(100)	599,581	(88)	(0.01)	16.19	123,524	(2,191)	(1.74)

December 31, 2013
Change in Interest Rates in Basis Points	Economic Value of Equity				Earnings at Risk (12 months)
	Estimated EVE	Estimated Increase / (Decrease) in EVE		EVE Ratio %	Estimated Net Interest Income	Increase / (Decrease) in Estimated Net Interest Income
	$ Amount	$ Change	% Change		$ Amount	$ Change	% Change
	(Dollars in thousands)
400	549,795	(51,978)	(8.64)	16.73	133,556	11,026	9.00
300	567,418	(34,355)	(5.71)	16.92	129,170	6,640	5.42
200	580,197	(21,576)	(3.59)	16.96	124,779	2,249	1.84
100	592,724	(9,049)	(1.50)	16.99	120,245	(2,285)	(1.86)
—	601,773	—	—	16.92	122,530	—	—
(100)	604,473	2,700	0.45	16.67	120,556	(1,974)	(1.61)

The Bank's EVE was $599.7 million, or 16.50%, of the market value of portfolio assets as of March 31, 2014, a $2.1 million decrease from $601.8 million, or 16.92%, of the market value of portfolio assets as of December 31, 2013. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $16.2 million decrease in our EVE at March 31, 2014, compared to a $21.6 million decrease at December 31, 2013, and would result in an 18 basis point increase in our EVE ratio to 16.68% at March 31, 2014, as compared to a four basis point increase to 16.96% at December 31, 2013. An immediate 100 basis point decrease in market interest rates would result in an $88,000 decrease in our EVE at March 31, 2014, compared to a $2.7 million increase at December 31, 2013, and would result in a 31 basis point decrease in our EVE ratio to 16.19% at March 31, 2014, as compared to a 25 basis point decrease in our EVE ratio to 16.67% at December 31, 2013.
The Bank's projected EAR for the twelve months ending March 31, 2015 is measured at $125.7 million, compared to $122.5 million for the twelve months ending December 31, 2014. Based on the assumptions utilized, an immediate 200 basis point increase in market rates would result in a $3.5 million, or 2.82%, increase in net interest income for the twelve months ending March 31, 2015, compared to a $2.2 million, or 1.84%, increase for the twelve months ending December 31, 2014. An immediate 100 basis point decrease in market rates would result in a $2.2 million decrease in net interest income for the twelve months ending March 31, 2015, compared to a $2.0 million decrease for the twelve months ending December 31, 2014.
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
In evaluating the Bank’s exposure to market interest rate movements, certain shortcomings inherent in the method of analysis presented in the foregoing table must be considered. For example, although certain assets and liabilities may have similar maturities or repricing characteristics, their interest rate drivers may react in different degrees to changes in market interest rates (basis risk). Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market interest rates. Additionally, certain assets, such as adjustable rate mortgages, have features which restrict changes in interest rates over the life of the asset (time to initial interest rate reset; interest rate reset frequency; initial, periodic, and lifetime caps and floors). Further, in the event of a significant change in market interest rates, loan and securities prepayment and time deposit early withdrawal levels may deviate significantly from those assumed in the table above. Assets with prepayment options and liabilities with early withdrawal options are being monitored, with assumptions stress tested on a regular basis. Current market rates and customer behavior are being considered in the management of interest rate risk. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. The Bank considers all of these factors in monitoring its exposure to interest rate risk. Of note, the current historically low interest rate environment has resulted in asymmetrical interest rate risk. The interest rates on certain repricing assets and liabilities cannot be fully shocked downward.
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

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2014. Based on that evaluation, the Company's Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company's internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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

There have been no material changes from risk factors as previously disclosed in the Company's 2013 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not repurchase any of its common stock during the quarter ended March 31, 2014.

Item 3.	Defaults upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits

Exhibit
Number	Description

2.1
Agreement and Plan of Merger by and between the Registrant and Highlands Bancshares, Inc. (incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 9, 2011 (File No. 001-34737))

2.2
Agreement and Plan of Merger, dated as of November 25, 2013, by and between the Registrant and LegacyTexas Group, Inc. (incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 25, 2013 (File No. 001-34737))

2.3
Amendment No. One to the Agreement and Plan of Merger, dated as of February 19, 2014, by and between the Registrant and LegacyTexas Group, Inc. (incorporated herein by reference to Exhibit 2.3 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 26, 2014 (File No. 001-34737))

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

10.4
Form of Director's Agreement between the Registrant and James B. McCarley (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on March 6, 2013 (File No. 001-34737))

10.5
Form of Director's Agreement between the Registrant and Gary D. Basham (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on March 6, 2013 (File No. 001-34737))

10.6
Form of Director's Agreement between the Registrant and Jack D. Ersman (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on March 6, 2013 (File No. 001-34737))

10.7
Form of Director's Agreement between the Registrant and V. Keith Sockwell (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on March 6, 2013 (File No. 001-34737))

10.8
Resignation, Release and Consulting Agreement between the Registrant and Pathie E. McKee (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on July 3, 2013 (File No. 001-34737))

10.9
Change in Control and Severance Benefits Agreement entered into between the Registrant and Mays Davenport (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on November 25, 2013 (File No. 001-34737)).

10.10
Form of Change In Control and Severance Benefits Agreement entered into between the Registrant and the following executive officers: Scott A. Almy, Charles D. Eikenberg, Thomas S. Swiley, and Mark L. Williamson (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on December 2, 2013 (File No. 001-34737)).

10.11
Amended and Restated Executive Employment Agreement entered into by the Registrant on December 2, 2013 with Kevin J. Hanigan (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on December 2, 2013 (File No. 001-34737)).

11	Statement regarding computation of per share earnings (See Note 3 of the Condensed Notes to Unaudited Consolidated Interim Financial Statements included in this Form 10-Q).

31.1	Rule 13a — 14(a)/15d — 14(a) Certification (Chief Executive Officer)

31.2	Rule 13a — 14(a)/15d — 14(a) Certification (Principal Financial Officer)

32	Section 1350 Certifications

101*
The following materials from the ViewPoint Financial Group, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (vi) the Consolidated Statements of Cash Flows and (vii) related notes.

*This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ViewPoint Financial Group, Inc.
(Registrant)

Date:	April 29, 2014	By:	/s/ Kevin J. Hanigan
Kevin J. Hanigan,
President and Chief Executive Officer
(Duly Authorized Officer)

Date:	April 29, 2014	By:	/s/ Kari J. Anderson
Kari J. Anderson,
Chief Accounting Officer
(Interim Principal Financial Officer)

EXHIBIT INDEX
Exhibits:

31.1	Certification of the Chief Executive Officer
31.2	Certification of the Principal Financial Officer
32.0	Section 1350 Certifications
101*
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Condensed Notes to Unaudited Consolidated Interim Financial Statements.*

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.