Form 10-Q
period 2014-06-30
ViewPoint Financial Group Inc.
filed 2014-07-29
CIK 1487052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class: Common Stock	Shares Outstanding as of July 28, 2014:
39,995,920

VIEWPOINT FINANCIAL GROUP, INC.
FORM 10-Q
June 30, 2014

PART 1 - FINANCIAL INFORMATION        Item 1. Financial Statements
VIEWPOINT FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30,	December 31,
	2014	2013
ASSETS	(unaudited)
Cash and due from financial institutions	$35,276	$30,012
Short-term interest-bearing deposits in other financial institutions	130,632	57,962
Total cash and cash equivalents	165,908	87,974
Securities available for sale, at fair value	224,184	248,012
Securities held to maturity (fair value: June 30, 2014 — $277,913, December 31, 2013— $301,739)	267,614	294,583
Loans held for investment:
Loans held for investment (net of allowance for loan losses of $20,440 at June 30, 2014 and $19,358 at December 31, 2013)	2,327,370	2,029,277
Loans held for investment - Warehouse Purchase Program	769,566	673,470
Total loans held for investment	3,096,936	2,702,747
FHLB and Federal Reserve Bank stock, at cost	44,532	34,883
Bank-owned life insurance	35,863	35,565
Premises and equipment, net	51,955	53,272
Goodwill	29,650	29,650
Other assets	34,602	38,546
Total assets	$3,951,244	$3,525,232
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand	$433,194	$410,933
Interest-bearing demand	476,203	474,515
Savings and money market	1,032,496	904,576
Time	493,833	474,615
Total deposits	2,435,726	2,264,639
FHLB advances	874,866	639,096
Repurchase agreement	25,000	25,000
Other liabilities	58,240	52,037
Total liabilities	3,393,832	2,980,772
Commitments and contingent liabilities	—	—
Shareholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized; 0 shares issued — June 30, 2014 and December 31, 2013	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; 39,995,720 shares issued — June 30, 2014 and 39,938,816 shares issued — December 31, 2013	400	399
Additional paid-in capital	381,808	377,657
Retained earnings	190,150	183,236
Accumulated other comprehensive income (loss), net	770	(383)
Unearned Employee Stock Ownership Plan (ESOP) shares; 1,641,748 shares at June 30, 2014 and 1,733,845 shares at December 31, 2013	(15,716)	(16,449)
Total shareholders’ equity	557,412	544,460
Total liabilities and shareholders’ equity	$3,951,244	$3,525,232

See accompanying notes to consolidated financial statements.

VIEWPOINT FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest and dividend income
Loans, including fees	$33,888	$32,151	$64,276	$62,529
Taxable securities	2,453	2,457	5,018	4,860
Nontaxable securities	561	529	1,125	1,003
Interest-bearing deposits in other financial institutions	71	25	128	56
FHLB and Federal Reserve Bank stock	136	134	266	267
	37,109	35,296	70,813	68,715
Interest expense
Deposits	2,035	2,450	4,026	4,882
FHLB advances	1,948	2,205	3,875	4,466
Repurchase agreement	204	203	405	404
	4,187	4,858	8,306	9,752
Net interest income	32,922	30,438	62,507	58,963
Provision for loan losses	1,197	1,858	1,573	2,741
Net interest income after provision for loan losses	31,725	28,580	60,934	56,222
Non-interest income
Service charges and fees	4,874	4,768	9,172	9,059
Other charges and fees	239	179	449	391
Bank-owned life insurance income	145	153	298	315
Loss on sale of available-for-sale securities (reclassified from accumulated other comprehensive income for unrealized losses on available-for-sale securities)	—	—	—	(177)
Gain on sale and disposition of assets	727	444	728	674
Other	(556)	199	(256)	1,340
	5,429	5,743	10,391	11,602
Non-interest expense
Salaries and employee benefits	14,127	12,528	28,259	25,443
Merger and acquisition costs	652	—	821	—
Advertising	493	751	848	1,264
Occupancy and equipment	1,819	1,938	3,711	3,728
Outside professional services	486	570	1,011	1,254
Regulatory assessments	687	650	1,315	1,229
Data processing	1,708	1,729	3,370	3,247
Office operations	1,717	1,751	3,397	3,399
Other	1,661	1,786	2,773	3,012
	23,350	21,703	45,505	42,576
Income before income tax expense	13,804	12,620	25,820	25,248
Income tax expense (items reclassified from accumulated other comprehensive income include an income tax benefit of $62 for the six months ended June 30, 2013)	4,986	4,446	9,320	9,016
Net income	$8,818	$8,174	$16,500	$16,232
Earnings per share:
Basic	$0.23	$0.21	$0.43	$0.43
Diluted	$0.23	$0.21	$0.43	$0.43
Dividends declared per share [1]	$0.12	$0.10	$0.24	$0.10

See accompanying notes to consolidated financial statements.
1 In 2012, the Company prepaid the quarterly dividend for the first quarter of 2013 in December 2012, distributing an additional $0.10 per common share.

VIEWPOINT FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$8,818	$8,174	$16,500	$16,232
Change in unrealized gains (losses) on securities available for sale	1,065	(3,031)	1,775	(2,705)
Reclassification of amount realized through sale of securities	—	—	—	177
Tax effect	(373)	1,063	(622)	904
Other comprehensive income (loss), net of tax	692	(1,968)	1,153	(1,624)
Comprehensive income	$9,510	$6,206	$17,653	$14,608

See accompanying notes to consolidated financial statements.

VIEWPOINT FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)
(Dollars in thousands, except per share data)

For the six months ended June 30, 2013	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at January 1, 2013	$396	$372,168	$164,328	$1,895	$(17,916)	$520,871
Net income	—	—	16,232	—	—	16,232
Other comprehensive income (loss), net of tax	—	—	—	(1,624)	—	(1,624)
Share repurchase (83,800 shares)	(1)	(1,553)	—	—	—	(1,554)
Dividends declared ($0.10 per share)	—	—	(3,991)	—	—	(3,991)
ESOP shares earned (92,097 shares)	—	1,124	—	—	733	1,857
Share-based compensation expense	—	1,422	—	—	—	1,422
Net issuance of common stock under employee stock plans (397,605 shares)	4	217	—	—	—	221
Balance at June 30, 2013	$399	$373,378	$176,569	$271	$(17,183)	$533,434

For the six months ended June 30, 2014
Balance at January 1, 2014	$399	$377,657	$183,236	$(383)	$(16,449)	$544,460
Net income	—	—	16,500	—	—	16,500
Other comprehensive income, net of tax	—	—	—	1,153	—	1,153
Dividends declared ($0.24 per share)	—	—	(9,586)	—	—	(9,586)
ESOP shares earned (92,097 shares)	—	1,664	—	—	733	2,397
Share-based compensation expense	—	1,835	—	—	—	1,835
Net issuance of common stock under employee stock plans (56,904 shares)	1	652	—	—	—	653
Balance at June 30, 2014	$400	$381,808	$190,150	$770	$(15,716)	$557,412

See accompanying notes to consolidated financial statements.

VIEWPOINT FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net income	$16,500	$16,232
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,573	2,741
Depreciation and amortization	2,211	2,270
Deferred tax expense	1,043	188
Premium amortization and accretion of securities, net	1,803	3,356
Accretion related to acquired loans	(869)	(1,705)
Loss on sale of available for sale securities	—	177
ESOP compensation expense	2,397	1,857
Share-based compensation expense	1,835	1,422
FHLB stock dividends	(42)	(60)
Bank-owned life insurance (BOLI) income	(298)	(315)
Gain (loss) on sale and disposition of assets	49	(674)
Net change in deferred loan fees	432	371
Net change in accrued interest receivable	(716)	(199)
Net change in other assets	3,295	10,230
Net change in other liabilities	5,580	393
Net cash provided by operating activities	34,793	36,284
Cash flows from investing activities
Available-for-sale securities:
Maturities, prepayments and calls	305,686	500,103
Purchases	(281,000)	(515,941)
Proceeds from sale of AFS securities	—	10,614
Held-to-maturity securities:
Maturities, prepayments and calls	32,003	59,917
Purchases	(5,919)	(31,969)
Originations of Warehouse Purchase Program loans	(5,377,239)	(7,710,481)
Proceeds from pay-offs of Warehouse Purchase Program loans	5,281,143	7,866,973
Net change in loans held for investment, excluding Warehouse Purchase Program loans	(299,638)	(145,566)
Redemption (purchase) of FHLB and Federal Reserve Bank stock	(9,607)	3,610
Purchases of premises and equipment	(744)	(1,755)
Proceeds from sale of assets	532	3,249
Net cash provided by (used in) investing activities	(354,783)	38,754

Cash flows from financing activities
Net change in deposits	171,087	11,374
Proceeds from FHLB advances	691,000	600,000
Repayments on FHLB advances	(455,230)	(692,000)
Share repurchase	—	(1,554)
Payment of dividends	(9,586)	(3,991)
Proceeds from stock option exercises	653	221
Net cash provided by (used in) financing activities	397,924	(85,950)
Net change in cash and cash equivalents	77,934	(10,912)
Beginning cash and cash equivalents	87,974	68,696
Ending cash and cash equivalents	$165,908	$57,784
Supplemental cash flow information:
Interest paid	$8,297	$9,817
Income taxes paid	6,128	5,007
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	409	1,338
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

The table below illustrates the impact of this change on the Company's Consolidated Statement of Cash Flows for the six months ended June 30, 2013. There was no impact to the Company's Consolidated Statements of Income for the three or six months ended June 30, 2013.

Impact to the Consolidated Statement of Cash Flows
	Six Months Ended June 30, 2013
	As Originally Presented		As Adjusted
Cash flows from operating activities
Adjustments to reconcile net income to net cash provided by operating activities:
Loans originated or purchased for sale	$(7,710,481)		$—
Proceeds from sale of loans held for sale	7,866,973		—
Net cash provided by operating activities	192,776		36,284
Cash flows from investing activities
Originations of Warehouse Purchase Program loans	N/A	[1]	(7,710,481)
Proceeds from pay-offs of Warehouse Purchase Program loans	N/A	[1]	7,866,973
Net change in loans held for investment, excluding Warehouse Purchase Program loans	(145,566)		(145,566)
Net cash provided by (used in) investing activities	(117,738)		38,754
Cash flows from financing activities
Net cash used in financing activities	(85,950)		(85,950)
Net change in cash and cash equivalents	(10,912)		(10,912)
Beginning cash and cash equivalents	68,696		68,696
Ending cash and cash equivalents	$57,784		$57,784
1 Not applicable

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 3 - EARNINGS PER COMMON SHARE
Basic earnings per common share is computed by dividing net income (which has been adjusted for distributed and undistributed earnings to participating securities) by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unvested restricted stock awards. Unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in ASC 260-10-45-60B. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock awards and options) were exercised or converted to common stock, or resulted in the issuance of common stock that then shared in the Company’s earnings. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unexercised stock options and unvested restricted stock awards. The dilutive effect of the unexercised stock options and unvested restricted stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. A reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic earnings per share:
Numerator:
Net income	$8,818	$8,174	$16,500	$16,232
Distributed and undistributed earnings to participating securities	(97)	(116)	(187)	(180)
Income available to common shareholders	$8,721	$8,058	$16,313	$16,052
Denominator:
Weighted average common shares outstanding	39,966,568	39,940,712	39,954,509	39,837,010
Less: Average unallocated ESOP shares	(1,671,941)	(1,856,135)	(1,694,835)	(1,879,030)
Average unvested restricted stock awards	(420,956)	(539,527)	(434,729)	(420,517)
Average shares for basic earnings per share	37,873,671	37,545,050	37,824,945	37,537,463
Basic earnings per common share	$0.23	$0.21	$0.43	$0.43
Diluted earnings per share:
Numerator:
Income available to common shareholders	$8,721	$8,058	$16,313	$16,052
Denominator:
Average shares for basic earnings per share	37,873,671	37,545,050	37,824,945	37,537,463
Dilutive effect of share-based compensation plan	247,703	147,463	247,786	147,231
Average shares for diluted earnings per share	38,121,374	37,692,513	38,072,731	37,684,694
Diluted earnings per common share	$0.23	$0.21	$0.43	0.43
Share awards excluded in the computation of diluted earnings per share because the exercise price was greater than the common stock average market price and were therefore antidilutive	86,910	1,212,900	134,790	1,235,050

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 4 - SECURITIES
The fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized	Gross Unrealized	Gross Unrealized
June 30, 2014	Cost	Gains	Losses	Fair Value
Agency residential mortgage-backed securities [1]	$160,143	$1,666	$812	$160,997
Agency residential collateralized mortgage obligations [2]	60,524	338	65	60,797
SBA pools	2,332	58	—	2,390
Total securities	$222,999	$2,062	$877	$224,184

December 31, 2013
Agency residential mortgage-backed securities [1]	$175,693	$1,322	$2,306	$174,709
Agency residential collateralized mortgage obligations [2]	70,257	423	105	70,575
SBA pools	2,652	76	—	2,728
Total securities	$248,602	$1,821	$2,411	$248,012
1 Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
2 Collateralized mortgage obligations issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

	Amortized	Gross Unrealized	Gross Unrealized
June 30, 2014	Cost	Gains	Losses	Fair Value
Agency residential mortgage-backed securities [1]	$72,740	$3,731	$28	$76,443
Agency commercial mortgage-backed securities [2]	25,518	991	119	26,390
Agency residential collateralized mortgage obligations [3]	102,297	2,635	37	104,895
Municipal bonds	67,059	3,537	411	70,185
Total securities	$267,614	$10,894	$595	$277,913

December 31, 2013
Agency residential mortgage-backed securities [1]	$83,177	$3,523	$130	$86,570
Agency commercial mortgage-backed securities [2]	24,828	523	310	25,041
Agency residential collateralized mortgage obligations [3]	118,757	2,772	107	121,422
Municipal bonds	67,821	2,292	1,407	68,706
Total securities	$294,583	$9,110	$1,954	$301,739
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

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The carrying amount and fair value of held to maturity debt securities and the fair value of available for sale debt securities at June 30, 2014 by contractual maturity were as follows. Securities with contractual payments not due at a single maturity date, including mortgage backed securities and collateralized mortgage obligations, are shown separately.

			Available
	Held to maturity		for sale
	Carrying Amount	Fair Value	Fair Value
Due in one year or less	$145	$148	$—
Due after one to five years	7,659	8,124	2,390
Due after five to ten years	28,464	30,570	—
Due after ten years	30,791	31,343	—
Agency residential mortgage-backed securities [1]	72,740	76,443	160,997
Agency commercial mortgage-backed securities [2]	25,518	26,390	—
Agency residential collateralized mortgage obligations [3]	102,297	104,895	60,797
Total	$267,614	$277,913	$224,184
1 Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
2 Commercial mortgage-backed securities issued and /or guaranteed by U.S. government agencies or government-sponsored enterprises.
3 Collateralized mortgage obligations issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
Information regarding pledged securities is summarized below:

	June 30, 2014	December 31, 2013
Public fund certificates of deposit	$148,310	$156,731
Public fund demand deposit accounts	13,781	15,068
Commercial demand deposit accounts	3,058	4,439
Repurchase agreements	25,000	25,000
Federal Reserve Bank primary credit - collateral value	60,016	68,686
Carrying value of securities pledged on above funds	281,005	308,652
Sales activity of securities for the three and six months ended June 30, 2014 and 2013, was as follows. All securities sold were classified as available for sale.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Proceeds	$—	$—	$—	$10,614
Gross losses	—	—	—	177

Gains and losses on the sale of securities classified as available for sale are recorded on the trade date using the specific-identification method.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Securities with unrealized losses at June 30, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

AFS	Less than 12 Months			12 Months or More			Total
June 30, 2014	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number
Agency residential mortgage-backed securities [1]	$4,929	$6	3	$58,392	$806	10	$63,321	$812	13
Agency residential collateralized mortgage obligations [2]	5,360	5	2	6,568	60	5	11,928	65	7
Total temporarily impaired	$10,289	$11	5	$64,960	$866	15	$75,249	$877	20

December 31, 2013
Agency residential mortgage-backed securities [1]	$83,461	$2,306	19	$—	$—	—	$83,461	$2,306	19
Agency residential collateralized mortgage obligations [2]	13,975	50	6	6,780	55	5	20,755	105	11
Total temporarily impaired	$97,436	$2,356	25	$6,780	$55	5	$104,216	$2,411	30
1 Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
2 Collateralized mortgage obligations issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

HTM	Less than 12 Months			12 Months or More			Total
June 30, 2014	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number
Agency residential mortgage-backed securities [1]	$—	$—	—	$3,556	$28	1	$3,556	$28	1
Agency commercial mortgage-backed securities [2]	—	—	—	3,860	119	1	3,860	119	1
Agency residential collateralized mortgage obligations [3]	—	—	—	5,905	37	3	5,905	37	3
Municipal bonds	6,546	58	11	11,895	353	17	18,441	411	28
Total temporarily impaired	$6,546	$58	11	$25,216	$537	22	$31,762	$595	33

December 31, 2013
Agency residential mortgage-backed securities [1]	$5,779	$130	2	$—	$—	—	$5,779	$130	2
Agency commercial mortgage-backed securities [2]	4,940	310	2	—	—	—	4,940	310	2
Agency residential collateralized mortgage obligations [3]	10,453	91	2	1,679	16	3	12,132	107	5
Municipal bonds	17,784	1,406	29	280	1	1	18,064	1,407	30
Total temporarily impaired	$38,956	$1,937	35	$1,959	$17	4	$40,915	$1,954	39
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
Other-than-Temporary Impairment
In determining other-than-temporary impairment for debt securities, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The Company does not believe these unrealized losses are other-than-temporary. All principal and interest payments are being received on time and in full.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 5 - LOANS
Loans consist of the following:

	June 30, 2014	December 31, 2013
Commercial real estate	$1,162,035	$1,091,200
Commercial and industrial loans:
Commercial	579,561	425,030
Warehouse lines of credit	31,426	14,400
Total commercial and industrial loans	610,987	439,430
Construction and land loans
Commercial construction and land	28,496	27,619
Consumer construction and land	3,445	2,628
Total construction and land loans	31,941	30,247
Consumer:
Consumer real estate	501,328	441,226
Other consumer loans	43,218	47,799
Total consumer	544,546	489,025
Gross loans held for investment, excluding Warehouse Purchase Program	2,349,509	2,049,902
Net of:
Deferred fees and discounts, net	(1,699)	(1,267)
Allowance for loan losses	(20,440)	(19,358)
Net loans held for investment, excluding Warehouse Purchase Program	2,327,370	2,029,277
Warehouse Purchase Program	769,566	673,470
Total loans held for investment	$3,096,936	$2,702,747

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Activity in the allowance for loan losses for the three and six months ended June 30, 2014 and 2013, segregated by portfolio segment and evaluation for impairment, was as follows. All Warehouse Purchase Program loans are collectively evaluated for impairment and are purchased under several contractual requirements, providing safeguards to the Company. These safeguards include the requirement that our mortgage company customers have a takeout commitment for each loan and multiple investors identified for purchases. To date, the Company has never experienced a loss on these loans and no allowance for loan losses has been allocated to them. At June 30, 2014 and 2013, $272 and $228, respectively, of the allowance for loan losses individually evaluated for impairment was allocated to purchased credit impaired ("PCI") loans.

For the three months ended June 30, 2014	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance - April 1, 2014	$10,668	$4,802	$243	$3,327	$362	$19,402
Charge-offs	—	(92)	—	(74)	(128)	(294)
Recoveries	—	39	—	20	76	135
Provision expense (benefit)	518	536	9	66	68	1,197
Ending balance - June 30, 2014	$11,186	$5,285	$252	$3,339	$378	$20,440

For the six months ended June 30, 2014	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance - January 1, 2014	$10,944	$4,536	$212	$3,280	$386	$19,358
Charge-offs	—	(302)	—	(156)	(307)	(765)
Recoveries	—	57	—	25	192	274
Provision expense (benefit)	242	994	40	190	107	1,573
Ending balance - June 30, 2014	$11,186	$5,285	$252	$3,339	$378	$20,440
Allowance ending balance:
Individually evaluated for impairment	$964	$1,535	$—	$189	$1	$2,689
Collectively evaluated for impairment	10,222	3,750	252	3,150	377	17,751
Loans:
Individually evaluated for impairment	8,052	6,407	52	5,152	453	20,116
Collectively evaluated for impairment	1,149,741	604,396	31,889	495,083	42,597	2,323,706
PCI loans	4,242	184	—	1,093	168	5,687
Ending balance	$1,162,035	$610,987	$31,941	$501,328	$43,218	$2,349,509

For the three months ended June 30, 2013	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance - April 1, 2013	$10,824	$3,568	$114	$3,566	$570	$18,642
Charge-offs	(716)	(124)	—	(326)	(228)	(1,394)
Recoveries	—	60	—	6	105	171
Provision expense (benefit)	417	1,235	5	217	(16)	1,858
Ending balance - June 30, 2013	$10,525	$4,739	$119	$3,463	$431	$19,277

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

For the six months ended June 30, 2013	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance - January 1, 2013	$11,182	$2,574	$149	$3,528	$618	$18,051
Charge-offs	(772)	(334)	(31)	(355)	(378)	(1,870)
Recoveries	—	98	—	12	245	355
Provision expense (benefit)	115	2,401	1	278	(54)	2,741
Ending balance - June 30, 2013	$10,525	$4,739	$119	$3,463	$431	$19,277
Allowance ending balance:
Individually evaluated for impairment	$1,313	$1,736	$—	$1,043	$32	$4,124
Collectively evaluated for impairment	9,212	3,003	119	2,420	399	15,153
Loans:
Individually evaluated for impairment	8,625	7,045	4	8,657	466	24,797
Collectively evaluated for impairment	977,407	304,916	18,836	449,279	51,727	1,802,165
PCI loans	4,195	1,070	1,631	1,140	189	8,225
Ending balance	$990,227	$313,031	$20,471	$459,076	$52,382	$1,835,187

The allowance for loan losses and related provision expense are susceptible to change if the credit quality of our loan portfolio changes, which is evidenced by many factors, including but not limited to charge-offs and non-performing loan trends. Generally, consumer real estate lending has a lower credit risk profile compared to other consumer lending (such as automobile loans). Commercial real estate and commercial and industrial lending, however, can have higher risk profiles than consumer loans due to these loans being larger in amount and non-homogeneous in structure and term. Changes in economic conditions, the mix and size of the loan portfolio, and individual borrower conditions can dramatically impact our level of allowance for loan losses in relatively short periods of time.
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
For the specific component, the allowance for loan losses includes loans where management has concerns about the borrower's ability to repay and on individually analyzed loans found to be impaired by definition. For example, all troubled debt restructurings are considered to be impaired. Loss estimates include the negative difference, if any, between the estimated

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

discounted cash flows of the loan, or if the loan is collateral dependent the current fair value of the collateral, and the loan amount due.
Impaired loans at June 30, 2014, and December 31, 2013, were as follows 1:

June 30, 2014	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial real estate	$8,911	$4,755	$3,297	$8,052	$793
Commercial and industrial	7,380	3,152	3,255	6,407	1,461
Construction and land	52	52	—	52	—
Consumer:
Consumer real estate	5,436	4,027	1,125	5,152	163
Other consumer	501	453	—	453	—
Total	$22,280	$12,439	$7,677	$20,116	$2,417
December 31, 2013
Commercial real estate	$8,328	$3,619	$3,986	$7,605	$2,016
Commercial and industrial	6,058	539	4,786	5,325	550
Construction and land	2	2	—	2	—
Consumer:
Consumer real estate	5,050	3,725	1,087	4,812	155
Other consumer	579	550	—	550	—
Total	$20,017	$8,435	$9,859	$18,294	$2,721
1 No Warehouse Purchase Program loans were impaired at June 30, 2014 or December 31, 2013. Loans reported do not include PCI loans.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Income on impaired loans at June 30, 2014 and 2013 was as follows1:

June 30, 2014	Current Quarter Average Recorded Investment	Year-to-Date Average Recorded Investment	Current Quarter Interest Income Recognized	Year-to-Date Interest Income Recognized
Commercial real estate	$8,067	$8,021	$3	$3
Commercial and industrial	6,163	5,973	3	6
Construction and land	13	9	—	—
Consumer:
Consumer real estate	4,759	4,675	11	23
Other consumer	482	510	1	2
Total	$19,484	$19,188	$18	$34
June 30, 2013
Commercial real estate	$13,340	$14,740	$62	$124
Commercial and industrial	6,924	6,366	3	6
Construction and land	4	79	—	—
Consumer:
Consumer real estate	8,513	8,502	19	33
Other consumer	433	406	—	—
Total	$29,214	$30,093	$84	$163
1 Loans reported do not include PCI loans.

Past due status is based on the contractual terms of the loan. Loans that are past due 30 days are considered delinquent. A loan is moved to nonaccrual status in accordance with the Company's policy, typically after 90 days of non-payment. Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Non-mortgage consumer loans are typically charged off no later than 120 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and larger individually classified impaired loans.
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

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Loans past due over 90 days that were still accruing interest totaled $981 at June 30, 2014 and $266 at December 31, 2013, which consisted entirely of PCI loans. At June 30, 2014 and December 31, 2013, no PCI loans were considered non-performing loans. Purchased performing loans that were non-performing as of June 30, 2014 and December 31, 2013 totaled $3,335 and $4,201, respectively. Those loans included $1,358 and $1,698 at June 30, 2014 and December 31, 2013, respectively, of commercial lines of credit that did not qualify for PCI accounting due to their revolving nature. No Warehouse Purchase Program loans were non-performing at June 30, 2014 or December 31, 2013. Non-performing (nonaccrual) loans were as follows:

	June 30, 2014	December 31, 2013
Commercial real estate	$7,386	$7,604
Commercial and industrial	6,245	5,141
Construction and land	213	—
Consumer:
Consumer real estate	9,304	8,812
Other consumer	457	567
Total	$23,605	$22,124

A modified loan is considered a troubled debt restructuring (“TDR”) when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made for the borrower's benefit that would not otherwise be considered for a borrower or transaction with similar credit risk characteristics. Modifications to loan terms may include a modification of the contractual interest rate to a below-market rate (even if the modified rate is higher than the original rate), forgiveness of accrued interest, forgiveness of a portion of principal, an extended repayment period or a deed in lieu of foreclosure or other transfer of assets other than cash to fully or partially satisfy a debt. The Company's policy is to place all TDRs on nonaccrual for a minimum period of six months. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months and the collection of principal and interest under the revised terms is deemed probable. All TDRs are considered to be impaired loans.

Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. As a result, the Company does not separately identify consumer real estate loans less than $417 or individual consumer non-real estate secured loans for impairment disclosures.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The outstanding balances of troubled debt restructurings ("TDRs") are shown below:

	June 30, 2014	December 31, 2013
Nonaccrual TDRs(1)	$12,498	$11,368
Performing TDRs (2)	1,600	971
Total	$14,098	$12,339
Specific reserves on TDRs	$1,048	$1,191
Outstanding commitments to lend additional funds to borrowers with TDR loans	—	—
1 Nonaccrual TDR loans are included in the nonaccrual loan totals.
2 Performing TDR loans are loans that have been performing under the restructured terms for at least six months and the Company is accruing interest on these loans.
The following tables provide the recorded balances of loans modified as a TDR during the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30, 2014				Six Months Ended June 30, 2014
	Principal Deferrals (1)	Combination of Rate Reduction and Principal Deferral	Other	Total	Principal Deferrals (1)	Combination of Rate Reduction and Principal Deferral	Other	Total
Commercial and industrial	$—	$—	$—	$—	$—	$—	$1,913	$1,913
Consumer real estate	130	—	113	243	130	269	113	512
Other consumer	—	—	—	—	13	6	—	19
Total	$130	$—	$113	$243	$143	$275	$2,026	$2,444

	Three Months Ended June 30, 2013				Six Months Ended June 30, 2013
	Principal Deferrals (1)	Combination of Rate Reduction and Principal Deferral	Other	Total	Principal Deferrals (1)	Combination of Rate Reduction and Principal Deferral	Other	Total
Commercial real estate	$62	$47	$—	$109	$752	$47	$—	$799
Commercial and industrial	—	—	—	—	8	31	—	39
Consumer real estate	41	73	223	337	41	73	223	337
Other consumer	71	68	—	139	130	68	—	198
Total	$174	$188	$223	$585	$931	$219	$223	$1,373
1 Principal deferrals include Chapter 7 bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt. Such loans are placed on non-accrual status.

TDRs modified during the three and six months ended June 30, 2014 and 2013 which experienced a subsequent default during the periods are shown below. A payment default is defined as a loan that was 90 days or more past due.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Commercial and industrial	$66	$—	$66	$—
Consumer real estate	210	359	210	584
Total	$276	$359	$276	$584

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Below is an analysis of the age of recorded investment in loans that were past due at June 30, 2014 and December 31, 2013. No Warehouse Purchase Program loans were delinquent at June 30, 2014 or December 31, 2013.

June 30, 2014	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Loans Past Due	Current Loans [1]	Total Loans
Commercial real estate	$2,731	$—	$1,342	$4,073	$1,157,962	$1,162,035
Commercial and industrial	142	2,632	875	3,649	607,338	610,987
Construction and land	—	—	213	213	31,728	31,941
Consumer loans:
Consumer real estate	481	2,149	4,268	6,898	494,430	501,328
Other consumer	161	102	27	290	42,928	43,218
Total	$3,515	$4,883	$6,725	$15,123	$2,334,386	$2,349,509

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Loans Past Due	Current Loans [1]	Total Loans
Commercial real estate	$552	$1,315	$57	$1,924	$1,089,276	$1,091,200
Commercial and industrial	4,518	129	2,835	7,482	431,948	439,430
Construction and land	152	—	—	152	30,095	30,247
Consumer loans:
Consumer real estate	6,579	3,295	3,651	13,525	427,701	441,226
Other consumer	460	106	53	619	47,180	47,799
Total	$12,261	$4,845	$6,596	$23,702	$2,026,200	$2,049,902
1 Includes acquired PCI loans with a total carrying value of $2,295 and $5,218 at June 30, 2014 and December 31, 2013, respectively.
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

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The recorded investment in loans by credit quality indicators at June 30, 2014 and December 31, 2013, was as follows.
Real Estate and Commercial and Industrial Credit Exposure
Credit Risk Profile by Internally Assigned Grade

June 30, 2014	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate
Grade: [1]
Pass	$1,133,080	$596,508	$31,430	$484,590
Special Mention	10,542	5,223	163	4,125
Substandard	17,574	9,191	348	8,911
Doubtful	839	65	—	3,702
Total	$1,162,035	$610,987	$31,941	$501,328

December 31, 2013	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate
Grade: [1]
Pass	$1,055,872	$424,110	$28,146	$424,174
Special Mention	16,030	1,672	161	3,661
Substandard	18,444	13,492	1,940	9,110
Doubtful	854	156	—	4,281
Total	$1,091,200	$439,430	$30,247	$441,226
1 PCI loans are included in the substandard or doubtful categories. These categories are consistent with the "substandard" and "doubtful" categories as defined by regulatory authorities.

Warehouse Purchase Program Credit Exposure
All Warehouse Purchase Program loans were graded pass as of June 30, 2014 and December 31, 2013.
Consumer Other Credit Exposure
Credit Risk Profile Based on Payment Activity

	June 30, 2014	December 31, 2013
Performing	$42,761	$47,232
Non-performing	457	567
Total	$43,218	$47,799

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
The fair values of securities available for sale are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2 inputs).
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

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.

June 30, 2014	Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
Assets:
Agency residential mortgage-backed securities	$160,997
Agency residential collateralized mortgage obligations	60,797
SBA pools	2,390
Total securities available for sale	$224,184
Derivative asset [1]	$79
Derivative liability [1]	$79

December 31, 2013
Assets:
Agency residential mortgage-backed securities	$174,709
Agency residential collateralized mortgage obligations	70,575
SBA pools	2,728
Total securities available for sale	$248,012
Derivative asset [1]	$33
Derivative liability [1]	$33
1 Derivative assets and liabilities are measured at fair value on a recurring basis, generally quarterly. Please see Note 7 - Derivative Financial Instruments for more information.
Assets and Liabilities Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below. There were no liabilities measured at fair value on a non-recurring basis at June 30, 2014 or December 31, 2013.

June 30, 2014	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$5,260
Foreclosed assets	240
December 31, 2013
Assets:
Impaired loans	$7,138
Foreclosed assets	480

Impaired loans that are collateral dependent are measured for impairment using the fair value of the collateral adjusted by additional Level 3 inputs, such as discounts of market value, estimated marketing costs and estimated legal expenses. At June 30, 2014, impaired loans secured by real estate had an average discount of 5% applied to the appraised value of the collateral, and impaired loans secured by receivables or inventory had discounts determined by management on an individual loan basis. Impaired loans that are not collateral dependent are measured for impairment by a discounted cash flow analysis using a net present value calculation that utilizes data from the loan file before and after the modification.
Foreclosed assets are measured at the lower of book or fair value less costs to sell using third party appraisals, listing

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

agreements or sale contracts, which may be adjusted by additional Level 3 inputs, such as discounts of market value, estimated marketing costs and estimated legal expenses. Management may also consider additional adjustments on specific properties due to the age of the appraisal, expected holding period, lack of comparable sales, or if the other real estate owned is a special use property. The market value discounts on foreclosed assets at June 30, 2014, ranged from 0% to 77%, with an average of 19%.
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
The carrying amount and fair value information of financial instruments not recorded at fair value in their entirety on a recurring basis on the Company's consolidated balance sheets at June 30, 2014 and at December 31, 2013, were as follows:

		Fair Value
June 30, 2014	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$165,908	$165,908	$—	$—
Securities held to maturity	267,614	—	277,913	—
Loans held for investment, net	2,327,370	—	—	2,345,041
Loans held for investment - Warehouse Purchase Program	769,566	—	—	769,877
FHLB and Federal Reserve Bank stock	44,532	—	44,532	—
Accrued interest receivable	10,620	10,620	—	—
Financial liabilities
Deposits	$2,435,726	$—	$—	$2,307,105
FHLB advances	874,866	—	—	884,707
Repurchase agreement	25,000	—	—	27,149
Accrued interest payable	1,075	1,075	—	—

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
The methods and assumptions used to estimate fair value are described as follows:
Estimated fair value is the carrying amount for cash and cash equivalents and accrued interest receivable and payable. The fair values of securities held to maturity are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2 inputs). For loans held for investment, fair value is based on discounted cash flows using current market offering rates, estimated life, and applicable credit risk. For deposits and FHLB advances, fair value is calculated using the FHLB advance curve to discount cash flows for the estimated life for deposits and according to the contractual repayment schedule for FHLB advances. Fair value of the repurchase agreement is based on discounting the estimated cash flows using the current rate at which similar borrowings would be made with similar terms and remaining maturities. It is not practicable to determine the fair value of FHLB and Federal Reserve Bank stock due to restrictions on its transferability. The fair value of off-balance sheet items is based on the current fees or costs that would be charged to enter into or terminate such arrangements and are not considered significant to this presentation.

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

The notional amounts and estimated fair values of interest rate derivative positions outstanding and weighted-average receive and pay interest rates at June 30, 2014 and December 31, 2013 are presented in the following table.

	Outstanding Notional Amount	Estimated Fair Value	Weighted-Average Interest Rate
Non-hedging interest rate contracts - commercial loan interest rate swaps:			Received	Paid
June 30, 2014
Loan customer counterparty	$6,304	$79	4.38%	2.90%
Financial institution counterparty	(6,304)	(79)	2.90	4.38

December 31, 2013
Loan customer counterparty	$6,406	$33	4.38%	2.92%
Financial institution counterparty	(6,406)	(33)	2.92	4.38

Our credit exposure on interest rate swaps is limited to the net favorable value of all swaps by each counterparty. In some cases, collateral may be required from the counterparties involved if the net value of the swaps exceed a nominal amount considered to be immaterial. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. At June 30, 2014, our cash collateral pledged for these derivatives totaled $150, which was in excess of our credit exposure. This collateral is reported in our interest-bearing deposits in other financial institutions in the accompanying consolidated balance sheets.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 8 - SHARE-BASED COMPENSATION

Compensation cost charged to income for share-based compensation is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Restricted stock	$640	$595	$1,295	$1,025
Stock options	276	255	540	397
Income tax benefit	320	298	642	498

A summary of activity in the restricted stock portion of the Company's stock plans is presented below:

	Six Months Ended June 30, 2014
	Time-Vested Shares		Performance-Based Shares
	Shares	Weighted-Average Grant Date Fair Value [1]	Shares	Weighted-Average Grant Date Fair Value [2]
Non-vested at December 31, 2013	381,402	$20.39	82,400	$27.45
Granted	20,000	24.69	—	—
Vested	(63,000)	21.61	—	—
Forfeited	—	—	—	—
Non-vested at June 30, 2014	338,402	$20.57	82,400	$27.06
1 For restricted stock awards with time-based vesting conditions, the grant date fair value is based on the closing stock price as quoted on the NASDAQ Stock Market on the grant date.
2 For restricted stock awards with performance-based vesting conditions, the value of the award is based upon the closing stock price as quoted on the NASDAQ Stock Market on the date of vesting. Until the final value is determined on the vesting date, the Company estimates the fair value quarterly based upon the closing stock price as quoted on the NASDAQ Stock Market near the last business day of each calendar quarter end.

As of June 30, 2014, there was $7,924 of total unrecognized compensation expense related to non-vested shares awarded under the restricted stock plans. That expense is expected to be recognized over a weighted-average period of 2.77 years.

A summary of activity in the stock option portion of the Company's stock plans as of June 30, 2014, is presented below:

		Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	Shares
Outstanding at December 31, 2013	1,173,618	$18.16	8.4	$10,903
Granted	8,500	28.51	10.0	—
Exercised	(36,904)	13.30	0.0	421
Forfeited	(21,420)	16.74	0.0	—
Outstanding at June 30, 2014	1,123,794	18.42	8.1	9,549
Fully vested and expected to vest	1,116,799	18.42	8.1	9,497
Exercisable at June 30, 2014	342,458	$16.19	7.0	$3,671

As of June 30, 2014, there was $3,886 of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over a weighted-average period of 3.50 years.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 9 - INCOME TAXES
A summary of the net deferred tax assets as of June 30, 2014 and December 31, 2013, is presented below:

	June 30, 2014	December 31, 2013
Net deferred tax assets	$10,656	$12,320
Estimated annual effective tax rate	36%

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES
In the normal course of business, the Company enters into various transactions which, in accordance with US GAAP, are not included in its consolidated balance sheets. The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and standby letters of credit which involve, to varying degrees, elements of credit and interest rate risk. Credit losses up to the face amount of these instruments could occur, although material losses are not anticipated. The Company's credit policies applied to loan originations are also applied to these commitment requests, including obtaining collateral at the exercise of the commitment.
The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Company. Substantially all of the Company's commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of future loan funding. Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment were funded, the Company would seek payment from the customer under pre-arranged terms. The Company's policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements.
The contractual amounts of financial instruments with off‑balance sheet risk at June 30, 2014 and December 31, 2013, are summarized below. Please see Part I-Item 2-"Off-Balance Sheet Arrangements, Contractual Obligation and Commitments" of this Form 10-Q for information related to commitment maturities.

	June 30, 2014	December 31, 2013
Unused commitments to extend credit	$399,229	$425,324
Unused capacity on Warehouse Purchase Program loans	344,434	562,030
Standby letters of credit	1,192	1,354
Total unused commitments/capacity	$744,855	$988,708
In addition to the commitments above, the Company guarantees the credit card debt of certain customers to the merchant bank that issues the credit cards. These guarantees are in place for as long as the guaranteed credit card is open. At June 30, 2014 and December 31, 2013, these credit card guarantees totaled $1,099 and $1,307, respectively. This amount represents the maximum potential amount of future payments under the guarantee. At June 30, 2014, the Company had set aside a reserve of $28 for its credit card guarantees.
    Also, the Company had overdraft protection available in the amounts of $74,608 and $87,772 for June 30, 2014 and December 31, 2013, respectively.
In regards to unused capacity on Warehouse Purchase Program loans, the Company has established maximum purchase facility amounts, but reserves the right, at any time, to refuse to buy any mortgage loans offered for sale with each customer, for any reason in the Company's sole and absolute discretion.
At June 30, 2014, the Company had $3,480 of unfunded commitments recorded in other liabilities in its consolidated balance sheet related to investments in community development -oriented private equity funds used for Community Reinvestment Act purposes.

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
In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU states that only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization's operations and financial results. In addition, this ASU requires expanded disclosures about discontinued operations and disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. For public entities, the amendments are effective prospectively for annual periods, and interim periods within those years, beginning on or after December 15, 2014. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued. The adoption of this ASU is not expected to have a significant impact on the Company's financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU affects entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. For public entities, the amendments are effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The adoption of this ASU is not expected to have a significant impact on the Company's financial statements.
In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. This ASU aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements by accounting for these transactions as secured borrowings. This ASU also requires a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return of the transferred financial assets throughout the term of the transaction. For public entities, the amendments are effective for annual periods, and interim periods within those years, beginning after December 15, 2014. Early adoption is not permitted. The adoption of this ASU is not expected to have a significant impact on the Company's financial statements.
In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments are effective for annual periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this ASU is not expected to have a significant impact on the Company's financial statements.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 12 — SUBSEQUENT EVENTS
The Company evaluated events from the date of the consolidated financial statements on June 30, 2014, through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q dated July 29, 2014. No additional events were identified requiring recognition in and/or disclosures in the consolidated financial statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Private Securities Litigation Reform Act Safe Harbor Statement
When used in filings by ViewPoint Financial Group, Inc. (“ViewPoint”) with the Securities and Exchange Commission (the “SEC”), in ViewPoint’s press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “intends” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected, including, among other things: the expected cost savings, synergies and other financial benefits from the ViewPoint-LegacyTexas merger (the “Merger”) might not be realized within the expected time frames or at all and costs or difficulties relating to integration matters might be greater than expected; the requisite regulatory approvals might not be obtained or other conditions to completion of the merger set forth in the merger agreement might not be satisfied or waived; changes in economic conditions; legislative changes; changes in policies by regulatory agencies; fluctuations in interest rates; the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; ViewPoint’s ability to access cost-effective funding; fluctuations in real estate values and both residential and commercial real estate market conditions; demand for loans and deposits in ViewPoint’s market area; the industry-wide decline in mortgage production; competition; changes in management’s business strategies and other factors set forth in ViewPoint’s filings with the SEC.

ViewPoint does not undertake - and specifically declines any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
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
On November 25, 2013, the Company and LegacyTexas Group, Inc. (“LegacyTexas”) announced that they had entered into a definitive merger agreement whereby LegacyTexas will merge into the Company and, immediately thereafter, the Bank will merge into LegacyTexas’ subsidiary bank, LegacyTexas Bank. The merger was approved by LegacyTexas' shareholders on May 19, 2014, and will result in one of the largest independent banks in the state of Texas, with 51 branches and pro forma assets of over $5 billion. On June 17, 2014, the Company and LegacyTexas announced that additional time will be required to obtain regulatory approvals and to satisfy customary closing conditions necessary to complete the merger, and have jointly extended the agreement to August 31, 2014, pursuant to its terms.

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

Performance Highlights

•
Loans held for investment, excluding Warehouse Purchase Program loans, grew $299.6 million, or 14.6%, from December 31, 2013, with commercial loans increasing by $243.3 million, or 15.6%, to $1.80 billion at June 30, 2014.

•	Warehouse Purchase Program loans increased by $96.1 million, or 14.3%, from December 31, 2013, to $769.6 million at June 30, 2014.

•
The $644,000, or 7.9%, increase in net income for the quarter ended June 30, 2014, compared to the quarter ended June 30, 2013, was driven by a $1.7 million, or 5.4%, increase in interest income on loans and a $671,000, or 13.8%, decrease in interest expense.

•	Deposits increased by $171.1 million, or 7.6%, from December 31, 2013.

•	Net interest margin for the quarter ended June 30, 2014, was 3.76%, a four basis point increase from the quarter ended June 30, 2013.
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
Allowance for Loan Loss. The allowance for loan losses and related provision expense are susceptible to change if the credit quality of our loan portfolio changes, which is evidenced by many factors, including but not limited to charge-offs and non-performing loan trends. Generally, consumer real estate lending has a lower risk profile compared to other consumer lending (such as automobile loans). Commercial real estate and commercial and industrial lending, however, can have higher risk profiles than consumer loans due to these loans being larger in amount and more susceptible to fluctuations in industry, market and economic conditions. While management uses available information to recognize losses on loans, changes, in economic conditions, the mix and size of the loan portfolio and individual borrower conditions can dramatically impact our level of allowance for loan losses in relatively short periods of time. Management believes that the allowance for loan losses is maintained at a level that represents coverage of our best estimate of inherent credit losses in the loan portfolio as of June 30, 2014.

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
Comparison of Financial Condition at June 30, 2014 and December 31, 2013
General. Total assets increased by $426.0 million, or 12.1%, to $3.95 billion at June 30, 2014, from $3.53 billion at December 31, 2013, primarily due to an increase of $171.6 million, or 39.0%, in commercial and industrial loans, a $70.8 million, or 6.5%, increase in commercial real estate loans, a $60.1 million, or 13.6%, increase in consumer real estate loans and a $96.1 million, or 14.3%, increase in Warehouse Purchase Program loans. These increases were partially offset by a $50.8 million, or 9.4%, decrease in the securities portfolio.
Loans. Gross loans increased by $395.7 million, or 14.5%, to $3.12 billion at June 30, 2014, from $2.72 billion at December 31, 2013.

	June 30, 2014	December 31, 2013	Dollar Change	Percent Change
	(Dollars in thousands)
Commercial real estate	$1,162,035	$1,091,200	$70,835	6.5%
Commercial and industrial loans:
Commercial	579,561	425,030	154,531	36.4
Warehouse lines of credit	31,426	14,400	17,026	118.2
Total commercial and industrial loans	610,987	439,430	171,557	39.0
Construction and land loans
Commercial construction and land	28,496	27,619	877	3.2
Consumer construction and land	3,445	2,628	817	31.1
Total construction and land loans	31,941	30,247	1,694	5.6
Consumer:
Consumer real estate	501,328	441,226	60,102	13.6
Other consumer	43,218	47,799	(4,581)	(9.6)
Total consumer loans	544,546	489,025	55,521	11.4
Gross loans held for investment, excluding Warehouse Purchase Program loans	2,349,509	2,049,902	299,607	14.6
Warehouse Purchase Program loans	769,566	673,470	96,096	14.3
Gross loans	$3,119,075	$2,723,372	$395,703	14.5%

During the six months ended June 30, 2014, the increase in gross loans, excluding Warehouse Purchase Program loans, was primarily driven by growth in our commercial lending portfolio, as commercial loans (essentially commercial real estate and commercial and industrial loans) increased a combined $243.3 million, or 15.6%, from December 31, 2013. Our commercial real estate portfolio consists almost exclusively of loans secured by well-established, multi-tenanted commercial real estate properties. Approximately 91% of our commercial real estate loan balances are secured by properties located in Texas.

The Company has historically participated in several energy loan transactions, but to further develop this line of business, in May 2013, the Company announced the formation of a new energy lending group. The Energy Finance group focuses on providing loans to private and public oil and gas companies throughout the United States, with an emphasis on reserve-based transactions for development drilling, capital expenditures to enhance oil and gas reserves, and acquisitions of oil and gas reserves. The group's offerings also include the Bank's full array of commercial services, including Treasury Management and letters of credit. Energy loans, which are reported as commercial and industrial loans, totaled $222.2 million at June 30, 2014, up $55.7 million from $166.5 million at December 31, 2013.

Warehouse Purchase Program loans increased by $96.1 million, or 14.3%, to $769.6 million at June 30, 2014, from $673.5 million at December 31, 2013. The Company purchases a 100% participation interest in the loans originated by our mortgage banking company customers, which are then held as one- to four- family mortgage loans. The mortgage banking company has no obligation to offer to sell to us and we have no obligation to purchase participation interests in these loans. The mortgage banking company closes mortgage loans consistent with underwriting standards established by approved investors and once the loan closes, the participation interest is delivered by the Company to the investor selected by the originator and approved by the Company. Loans funded by the Warehouse Purchase Program during the second quarter of 2014 consisted of 57% conforming, 42% government and 1% Home Affordable Refinance Program (HARP) loans.
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
Consumer real estate loans increased by $60.1 million, or 13.6%, to $501.3 million at June 30, 2014, from $441.2 million at December 31, 2013. The Company does not originate one- to four- family real estate loans but does periodically purchase these loans from correspondents on both a servicing retained and servicing released basis. Also, the Company originates consumer home equity and home improvement loans.
Mortgage reform rules mandated by the Dodd-Frank Act became effective in January 2014, requiring lenders to make a reasonable, good faith determination of a borrower’s ability to repay any consumer closed-end credit transaction secured by a dwelling and to limit prepayment penalties. Increased risks of legal challenge, private right of action and regulatory enforcement are presented by these rules. The Company originates and purchases loans that do not meet the definition of a “qualified mortgage” (“QM”). At June 30, 2014, the Company had $25.2 million in non-QM loans, consisting of home equity and home improvement loans totaling $18.1 million and residential mortgage loans totaling $7.1 million. To mitigate the risks involved with non-QM loans, the Company has implemented systems, processes, procedural and product changes, and maintains its underwriting standards, to ensure that the “ability-to-repay” requirements of the new rules are adequately addressed.
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
For the specific component, the allowance for loan losses includes loans where management has concerns about the borrower's ability to repay and on individually analyzed loans found to be impaired by definition. For example, all troubled debt restructurings are considered to be impaired, regardless of collateral type or note amount. This impairment analysis includes all loans secured by commercial real estate and all commercial and industrial loans, as well as certain residential real estate loans. Loss estimates include the negative difference, if any, between the current fair value of the collateral, or the estimated discounted cash flows, and the loan amount due.
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
Our non-performing loans, which consist of nonaccrual loans, include both smaller balance homogeneous loans that are collectively evaluated for impairment and larger individually classified impaired loans. Loans are placed on nonaccrual status when the collection of principal and/or interest becomes doubtful or other factors involving the loan warrant placing the loan on nonaccrual status.
A modified loan is considered a troubled debt restructuring (“TDR”) when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made for the borrower's benefit that would not otherwise be considered for a borrower or transaction with similar credit risk characteristics. Modifications to loan terms may include a modification of the contractual interest rate to a below-market rate (even if the modified rate is higher than the original rate), forgiveness of accrued interest, forgiveness of a portion of principal, an extended repayment period or a deed in lieu of foreclosure or other transfer of assets other than cash to fully or partially satisfy a debt. The Company's policy is to place all TDRs on nonaccrual for a minimum period of six months. Loans qualify for a return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months and the collection of principal and interest under the revised terms is deemed probable. All TDRs are considered to be impaired loans. At June 30, 2014, of our $14.1 million in TDRs, $1.6 million were accruing interest and $12.5 million were classified as nonaccrual. Nonaccrual TDRs included $6.7 million attributable to four commercial real estate loans, $6.6 million of which were performing in accordance with their restructured terms at June 30, 2014.
Non-performing loans to total loans held for investment, excluding Warehouse Purchase Program loans, was 1.00% at June 30, 2014, compared to 1.08% at December 31, 2013. Including Warehouse Purchase Program loans, non-performing loans to total loans held for investment was 0.76% at June 30, 2014, compared to 0.81% at December 31, 2013. Non-performing loans increased by $1.5 million to $23.6 million at June 30, 2014, from $22.1 million at December 31, 2013. This increase was primarily attributable to a commercial and industrial loan totaling $1.9 million that was placed on nonaccrual status in 2014. The $1.9 million commercial and industrial loan, which was not past due at June 30, 2014, was placed on nonaccrual solely due to its designation as a troubled debt restructuring. Also, non-performing consumer real estate loans increased by $492,000 during the six months ended June 30, 2014, primarily due to a $606,000 loan that was past due and rated as Substandard at June 30, 2014.
Our allowance for loan losses was $20.4 million at June 30, 2014, compared to $19.4 million at December 31, 2013, or 0.66% of total loans held for investment (including Warehouse Purchase Program loans) at June 30, 2014, compared to 0.71% at December 31, 2013. Our allowance for loan losses to non-performing loans was 86.59% at June 30, 2014, compared to 87.50% at December 31, 2013.
Classified Assets. Loans and other assets, such as securities and foreclosed assets that are considered by management to be of lesser quality, are classified as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses of those classified as "substandard," with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as "loss" are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Purchased credit impaired loans are included in the "substandard" and "doubtful" categories.
We regularly review the assets in our portfolio to determine whether any should be considered as classified. The total amount of classified assets represented 7.5% of our total equity and 1.1% of our total assets at June 30, 2014, compared to 9.1% of our total equity and 1.4% of our total assets at December 31, 2013. The aggregate amount of classified assets at the dates indicated was as follows:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Doubtful	$4,611	$5,307
Substandard	36,711	43,827
Total classified loans	41,322	49,134
Foreclosed assets	240	480
Total classified assets	$41,562	$49,614
The Company has potential problem loans, considered "other loans of concern," that are currently performing and do not meet the criteria for impairment, but where there is the distinct possibility that we could sustain some loss if credit deficiencies are not corrected. These possible credit problems may result in the future inclusion of these loans in the non-performing asset categories and consisted of $11.7 million in loans that were classified as "substandard" but were still accruing interest and were not considered impaired at June 30, 2014. These loans have been considered in management's analysis of potential loan losses.
Securities. Our securities portfolio decreased by $50.8 million, or 9.4%, to $491.8 million at June 30, 2014, from $542.6 million at December 31, 2013. The decrease in our securities portfolio primarily resulted from paydowns and maturities totaling $337.7 million, which were partially offset by purchases totaling $286.9 million. The majority of these purchases were done for tax strategy purposes. A portion of these proceeds from the securities paydowns were maintained in cash accounts to build liquidity in preparation for the cash payment portion of the pending merger with LegacyTexas.
Deposits. Total deposits increased by $171.1 million, or 7.6%, to $2.44 billion at June 30, 2014, from $2.26 billion at December 31, 2013.

	June 30, 2014	December 31, 2013	Dollar Change	Percent Change
	(Dollars in thousands)
Non-interest-bearing demand	$433,194	$410,933	$22,261	5.4%
Interest-bearing demand	476,203	474,515	1,688	0.4
Savings and money market	1,032,496	904,576	127,920	14.1
Time	493,833	474,615	19,218	4.0
Total deposits	$2,435,726	$2,264,639	$171,087	7.6%

The increase in deposits from December 31, 2013, was primarily due to a $127.9 million, or 14.1%, increase in savings and money market deposits. In the second quarter of 2014, the Company began offering a savings deposit account to other financial institutions and added $71.8 million in deposits to this product, which drove the increase in savings and money market deposit balances. Non-interest-bearing demand deposits increased by $22.3 million, or 5.4%, to $433.2 million at June 30, 2014, which was driven by higher balances in commercial checking products, while time deposits increased by $19.2 million, or 4.0%.
Borrowings. FHLB advances, net of a $1.7 million restructuring prepayment penalty, increased by $235.8 million, or 36.9%, to $874.9 million at June 30, 2014, from $639.1 million at December 31, 2013. The outstanding balance of FHLB advances increased due to higher Warehouse Purchase Program balances at June 30, 2014, of which a portion had been strategically funded with short-term advances. At June 30, 2014, the Company was eligible to borrow an additional $146.7 million from the FHLB. Additionally, the Company has five available federal funds lines of credit with other financial institutions totaling $125.0 million and was eligible to borrow $60.0 million from the Federal Reserve Bank discount window. In addition to FHLB advances, at June 30, 2014, the Company had a $25.0 million outstanding repurchase agreement with Credit Suisse.
The below table shows FHLB advances by maturity and weighted average rate at June 30, 2014:

	Balance	Weighted Average Rate
	(Dollars in thousands)
Less than 90 days	$695,415	0.15%
90 days to less than one year	38,000	2.46
One to three years	116,421	3.17
After three to five years	21,928	4.42
After five years	4,765	5.49
	876,529	0.79%
Restructuring prepayment penalty	(1,663)
Total	$874,866
Shareholders’ Equity. Total shareholders' equity increased by $13.0 million, or 2.4%, to $557.4 million at June 30, 2014, from $544.5 million at December 31, 2013.

	June 30, 2014	December 31, 2013	Dollar Change	Percent Change
	(Dollars in thousands)
Common stock	$400	$399	$1	0.3%
Additional paid-in capital	381,808	377,657	4,151	1.1
Retained earnings	190,150	183,236	6,914	3.8
Accumulated other comprehensive income (loss), net	770	(383)	1,153	N/M [1]
Unearned ESOP shares	(15,716)	(16,449)	733	(4.5)
Total shareholders’ equity	$557,412	$544,460	$12,952	2.4%
1 N/M - not meaningful
Retained earnings were increased by net income of $16.5 million recognized during the six months ended June 30, 2014. The increase due to net income was partially offset by the payment of two quarterly dividends totaling $0.24 per common share, or $9.6 million, during the six months ended June 30, 2014.
Comparison of Results of Operation for the Three Months Ended June 30, 2014 and 2013

General. Net income for the three months ended June 30, 2014, was $8.8 million, an increase of $644,000, or 7.9%, from net income of $8.2 million for the three months ended June 30, 2013. The increase in net income was driven by a $2.5 million increase in net interest income and a $661,000 decrease in the provision for loan losses, partially offset by a decrease in non-interest income of $314,000 and a $1.6 million increase in non-interest expense. Basic and diluted earnings per share for the three months ended June 30, 2014, was $0.23, a $0.02 increase from $0.21 for the three months ended June 30, 2013.

Interest Income. Interest income increased by $1.8 million, or 5.1%, to $37.1 million for the three months ended June 30, 2014, from $35.3 million for the three months ended June 30, 2013.

	Three Months Ended June 30,		Dollar	Percent
	2014	2013	Change	Change
	(Dollars in thousands)
Interest and dividend income
Loans, including fees	$33,888	$32,151	$1,737	5.4%
Securities	3,014	2,986	28	0.9
Interest-bearing deposits in other financial institutions	71	25	46	184.0
FHLB and Federal Reserve Bank stock	136	134	2	1.5
	$37,109	$35,296	$1,813	5.1%

The increase in interest income for the three months ended June 30, 2014, compared to the same period in 2013, was primarily due to a $1.7 million, or 5.4%, increase in interest income on loans, which was driven by higher commercial loan volume. For the three months ended June 30, 2014, the average balance of commercial and industrial loans increased by $274.2 million, or 86.7%, compared to the three months ended June 30, 2013, which resulted in a $2.3 million increase in interest income. Additionally, the average balance of commercial real estate loans increased by $207.9 million, or 21.6%, for the three months ended June 30, 2014, compared to the same period in 2013, contributing $1.9 million of the increase in interest income. The increases in interest income related to commercial loan volume were partially offset by a $183.7 million, or 24.3%, decrease in the average balance of Warehouse Purchase Program loans for the three months ended June 30, 2014, compared to the same period in 2013, as well as reductions in yields on all commercial and real estate loan portfolios. The average yield on earning assets for the three months ended June 30, 2014 was 4.24%, a decrease of eight basis points from 4.32% for the three months ended June 30, 2013.

    Interest Expense. Interest expense decreased by $671,000, or 13.8%, to $4.2 million for the three months ended June 30, 2014, from $4.9 million for the three months ended June 30, 2013.

	Three Months Ended June 30,		Dollar	Percent
	2014	2013	Change	Change
	(Dollars in thousands)
Interest expense
Deposits	$2,035	$2,450	$(415)	(16.9)%
FHLB advances	1,948	2,205	(257)	(11.7)
Repurchase agreement	204	203	1	0.5
	$4,187	$4,858	$(671)	(13.8)%

The decrease in interest expense for the three months ended June 30, 2014, compared to the same period in 2013, was primarily due to a $415,000, or 16.9%, decrease in interest expense on deposits, as well as a $257,000, or 11.7%, decrease in interest expense on FHLB advances. While volume was up in all deposit categories, a 54 basis point reduction in the average rate paid on time deposits, as well as a four basis point decline in the average rate paid on interest-bearing demand deposits, drove the decrease in interest expense on deposits for the three months ended June 30, 2014, compared to the three months ended June 30, 2013. The average rate paid on borrowings decreased by 15 basis points for the three months ended June 30, 2014, compared to the same period in 2013, while volume remained relatively flat. The average cost of interest-bearing liabilities decreased by 16 basis points to 0.63% for the three months ended June 30, 2014, compared to 0.79% for the same period in 2013.

Net Interest Income. Net interest income increased by $2.5 million, or 8.2%, to $32.9 million for the three months ended June 30, 2014, from $30.4 million for the three months ended June 30, 2013. The net interest margin increased by four basis points to 3.76% for the three months ended June 30, 2014, from 3.72% for the same period last year. The net interest rate spread increased by eight basis points to 3.61% for the three months ended June 30, 2014, from 3.53% for the same period last year. The increases in the net interest margin and spread were primarily attributable to changes in the earning asset mix, as we increased volume in higher-yielding commercial loans, as well as lowered time and interest-bearing demand deposit rates. Accretion of interest related to the 2012 Highlands acquisition contributed four basis points to the net interest margin for the three months ended June 30, 2014, compared to nine basis points for the three months ended June 30, 2013.

Provision for Loan Losses. The provision for loan losses was $1.2 million for the three months ended June 30, 2014, a decrease of $661,000, or 35.6%, from $1.9 million for the three months ended June 30, 2013. Non-performing loans totaled $23.6 million at June 30, 2014, compared to $23.8 million at June 30, 2013. Net charge-offs totaled $159,000 for the three months ended June 30, 2014, compared to $1.2 million for the three months ended June 30, 2013.

Non-interest Income. Non-interest income decreased by $314,000, or 5.5%, to $5.4 million for the three months ended June 30, 2014, from $5.7 million for the three months ended June 30, 2013.

	Three Months Ended June 30,		Dollar	Percent
	2014	2013	Change	Change
	(Dollars in thousands)
Non-interest income
Service charges and fees	$4,874	$4,768	$106	2.2%
Other charges and fees	239	179	60	33.5
Bank-owned life insurance income	145	153	(8)	(5.2)
Gain on sale and disposition of assets	727	444	283	63.7
Other	(556)	199	(755)	N/M [1]
	$5,429	$5,743	$(314)	(5.5)%
1 N/M - not meaningful

The $314,000 decrease in non-interest income from the three months ended June 30, 2013, was primarily attributable to a $755,000 decrease in other non-interest income, caused by the $610,000 net decrease in the value of an investment in a community development-oriented private equity fund used for Community Reinvestment Act purposes recognized in the second quarter of 2014, compared to no value change recognized in the second quarter of 2013. This decrease was partially offset by a $283,000, or 63.7%, increase in the gain on sale and disposition of assets, which was primarily attributable to $777,000 in gains recognized on payoffs of purchased credit impaired loans during the second quarter of 2014, compared to $331,000 in similar gains recognized during the second quarter of 2013.
Non-interest Expense. Non-interest expense increased by $1.6 million, or 7.6%, to $23.4 million for the three months ended June 30, 2014, from $21.7 million for the three months ended June 30, 2013.

	Three Months Ended June 30,		Dollar	Percent
	2014	2013	Change	Change
	(Dollars in thousands)
Non-interest expense
Salaries and employee benefits	$14,127	$12,528	$1,599	12.8%
Merger and acquisition costs	652	—	652	N/M [1]
Advertising	493	751	(258)	(34.4)
Occupancy and equipment	1,819	1,938	(119)	(6.1)
Outside professional services	486	570	(84)	(14.7)
Regulatory assessments	687	650	37	5.7
Data processing	1,708	1,729	(21)	(1.2)
Office operations	1,717	1,751	(34)	(1.9)
Other	1,661	1,786	(125)	(7.0)
	$23,350	$21,703	$1,647	7.6%
1 N/M - not meaningful

The increase in non-interest expense from the three months ended June 30, 2013 was primarily attributable to a $1.6 million, or 12.8%, increase in salaries and employee benefits expense, resulting from increased performance-based incentive accruals due to higher loan production, as well as increased ESOP and share-based compensation expense due to the rise in the Company's stock price. Also contributing to the $1.6 million increase in salaries and employee benefits expense was a $247,000 increase in health care costs for the three months ended June 30, 2014, compared to the three months ended June 30, 2013. The Company incurred merger and acquisition costs related to the pending merger with LegacyTexas totaling $652,000 during the three months ended June 30, 2014, with no comparable costs recognized during the three months ended June 30, 2013. Reductions in advertising, occupancy and equipment and other non-interest expense for the three months ended June 30, 2014, compared to the same period in 2013, partially offset these increases in non-interest expense.

Income Tax Expense. For the three months ended June 30, 2014, we recognized income tax expense of $5.0 million on our pre-tax income, which was an effective tax rate of 36.1%, compared to income tax expense of $4.4 million for the three months ended June 30, 2013, which was an effective tax rate of 35.2%. The difference in the effective tax rate was primarily due to permanent book-tax differences.

Comparison of Results of Operation for the Six Months Ended June 30, 2014 and 2013

General. Net income for the six months ended June 30, 2014, was $16.5 million, an increase of $268,000, or 1.7%, from net income of $16.2 million for the six months ended June 30, 2013. The increase in net income was driven by a $3.5 million increase in net interest income and a $1.2 million decrease in the provision for loan losses, partially offset by a decrease in non-interest income of $1.2 million and a $2.9 million increase in non-interest expense. Basic and diluted earnings per share for the six months ended June 30, 2014, was $0.43, unchanged from the six months ended June 30, 2013.

Interest Income. Interest income increased by $2.1 million, or 3.1%, to $70.8 million for the six months ended June 30, 2014, from $68.7 million for the six months ended June 30, 2013.

	Six Months Ended June 30,		Dollar	Percent
	2014	2013	Change	Change
	(Dollars in thousands)
Interest and dividend income
Loans, including fees	$64,276	$62,529	$1,747	2.8%
Securities	6,143	5,863	280	4.8
Interest-bearing deposits in other financial institutions	128	56	72	128.6
FHLB and Federal Reserve Bank stock	266	267	(1)	(0.4)
	$70,813	$68,715	$2,098	3.1%

The increase in interest income for the six months ended June 30, 2014, compared to the same period in 2013, was primarily due to a $1.7 million, or 2.8%, increase in interest income on loans, which was driven by higher commercial loan volume. For the six months ended June 30, 2014, the average balance of commercial and industrial loans increased by $229.5 million, or 76.5%, compared to the six months ended June 30, 2013, which resulted in a $4.0 million increase in interest income. Additionally, the average balance of commercial real estate loans increased by $249.3 million, or 27.7%, for the six months ended June 30, 2014, compared to the same period in 2013, contributing $4.8 million of the increase in interest income. The increases in interest income related to commercial loan volume were partially offset by a $237.2 million, or 31.8%, decrease in the average balance of Warehouse Purchase Program loans for the six months ended June 30, 2014, compared to the same period in 2013, as well as reductions in yields on all commercial and real estate loan portfolios.

The $280,000 increase in interest income on securities for the six months ended June 30, 2014, compared to the same period in 2013, was primarily due to a 93 basis point increase in the average yield earned on agency collateralized mortgage obligations, which increased to 2.22% for the six months ended June 30, 2014, from 1.29% for the six months ended June 30, 2013. The average yield on earning assets for the six months ended June 30, 2014 was 4.25%, a decrease of four basis points from 4.29% for the six months ended June 30, 2013.

    Interest Expense. Interest expense decreased by $1.4 million, or 14.8%, to $8.3 million for the six months ended June 30, 2014, from $9.8 million for the six months ended June 30, 2013.

	Six Months Ended June 30,		Dollar	Percent
	2014	2013	Change	Change
	(Dollars in thousands)
Interest expense
Deposits	$4,026	$4,882	$(856)	(17.5)%
FHLB advances	3,875	4,466	(591)	(13.2)
Repurchase agreement	405	404	1	0.2
	$8,306	$9,752	$(1,446)	(14.8)%

The decrease in interest expense for the six months ended June 30, 2014, compared to the same period in 2013, was primarily due to a $856,000, or 17.5%, decrease in interest expense on deposits, as well as a $591,000, or 13.2%, decrease in interest expense on FHLB advances. While volume was up in all deposit categories, a 50 basis point reduction in the average rate paid on time deposits, as well as a three basis point decline in the average rate paid on interest-bearing demand deposits, drove the decrease in interest expense on deposits for the six months ended June 30, 2014, compared to the six months ended June 30, 2013. The average balance of borrowings decreased by $62.9 million for the six months ended June 30, 2014, compared to the same period in 2013, due to lower average Warehouse Purchase Program balances, of which a portion had been strategically funded with short-term advances. The average cost of interest-bearing liabilities decreased by 13 basis points to 0.67% for the six months ended June 30, 2014, compared to 0.80% for the same period in 2013.

Net Interest Income. Net interest income increased by $3.5 million, or 6.0%, to $62.5 million for the six months ended June 30, 2014, from $59.0 million for the six months ended June 30, 2013. The net interest margin increased by seven basis points to 3.75% for the six months ended June 30, 2014, from 3.68% for the same period last year. The net interest rate spread increased by nine basis points to 3.58% for the six months ended June 30, 2014, from 3.49% for the same period last year. The increases in the net interest margin and spread were primarily attributable to changes in the earning asset mix, as we increased volume in higher-yielding commercial loans, as well as lowered time and interest-bearing demand deposit rates.

Provision for Loan Losses. The provision for loan losses was $1.6 million for the six months ended June 30, 2014, a decrease of $1.2 million, or 42.6%, from $2.7 million for the six months ended June 30, 2013. Non-performing loans totaled $23.6 million at June 30, 2014, compared to $23.8 million at June 30, 2013. Net charge-offs totaled $491,000 for the six months ended June 30, 2014, compared to $1.5 million for the six months ended June 30, 2013.

Non-interest Income. Non-interest income decreased by $1.2 million, or 10.4%, to $10.4 million for the six months ended June 30, 2014, from $11.6 million for the six months ended June 30, 2013.

	Six Months Ended June 30,		Dollar	Percent
	2014	2013	Change	Change
	(Dollars in thousands)
Non-interest income
Service charges and fees	$9,172	$9,059	$113	1.2%
Other charges and fees	449	391	58	14.8
Bank-owned life insurance income	298	315	(17)	(5.4)
Loss on sale of available for sale securities	—	(177)	177	(100.0)
Gain on sale and disposition of assets	728	674	54	8.0
Other	(256)	1,340	(1,596)	N/M [1]
	$10,391	$11,602	$(1,211)	(10.4)%
1 N/M - not meaningful

The $1.2 million decrease in non-interest income from the six months ended June 30, 2013, was primarily attributable to a $1.6 million decrease in other non-interest income, caused by the $571,000 net decrease in the value of an investment in a community development-oriented private equity fund used for Community Reinvestment Act purposes recognized during the six months ended June 30, 2014, compared to a $784,000 net increase recognized on this investment during the six months ended June 30, 2013. This decrease was partially offset by a $177,000 loss on the sale of available-for-sale securities recorded in the 2013 period with no comparable loss recorded in the 2014 period.
Non-interest Expense. Non-interest expense increased by $2.9 million, or 6.9%, to $45.5 million for the six months ended June 30, 2014, from $42.6 million for the six months ended June 30, 2013.

	Six Months Ended June 30,		Dollar	Percent
	2014	2013	Change	Change
	(Dollars in thousands)
Non-interest expense
Salaries and employee benefits	$28,259	$25,443	$2,816	11.1%
Merger and acquisition costs	821	—	821	N/M [1]
Advertising	848	1,264	(416)	(32.9)
Occupancy and equipment	3,711	3,728	(17)	(0.5)
Outside professional services	1,011	1,254	(243)	(19.4)
Regulatory assessments	1,315	1,229	86	7.0
Data processing	3,370	3,247	123	3.8
Office operations	3,397	3,399	(2)	(0.1)
Other	2,773	3,012	(239)	(7.9)
	$45,505	$42,576	$2,929	6.9%
1 N/M - not meaningful

The increase in non-interest expense from the six months ended June 30, 2013 was primarily attributable to a $2.8 million, or 11.1%, increase in salaries and employee benefits expense, resulting from increased performance-based incentive accruals due to higher loan production, as well as increased ESOP and share-based compensation expense due to the rise in the Company's stock price. Also contributing to the $2.8 million increase in salaries and employee benefits expense was a $374,000 increase in health care costs for the six months ended June 30, 2014, compared to the six months ended June 30, 2013. The Company incurred merger and acquisition costs related to the pending merger with LegacyTexas totaling $821,000 during the six months ended June 30, 2014, with no comparable costs recognized during the six months ended June 30, 2013. Reductions in advertising, outside professional services and other non-interest expense for the six months ended June 30, 2014, compared to the same period in 2013, partially offset these increases in non-interest expense.
Income Tax Expense. For the six months ended June 30, 2014, we recognized income tax expense of $9.3 million on our pre-tax income, which was an effective tax rate of 36.1%, compared to income tax expense of $9.0 million for the six months ended June 30, 2013, which was an effective tax rate of 35.7%. The difference in the effective tax rate was primarily due to permanent book-tax differences.
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

	Three Months Ended June 30,
	2014			2013
	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$1,169,484	$15,989	5.47%	$961,631	$14,074	5.85%
Warehouse Purchase Program	571,922	5,094	3.56	755,577	7,307	3.87
Commercial and industrial	590,353	6,168	4.18	316,151	3,829	4.84
Consumer real estate	480,512	5,967	4.97	476,226	6,143	5.16
Other consumer	44,162	670	6.07	53,759	798	5.94
Less: deferred fees and allowance for loan loss	(21,683)	—	—	(18,649)	—	—
Loans receivable [1]	2,834,750	33,888	4.78	2,544,695	32,151	5.05
Agency mortgage-backed securities	267,218	1,493	2.23	321,548	1,565	1.95
Agency collateralized mortgage obligations	171,330	943	2.20	253,741	872	1.37
Investment securities	69,582	578	3.32	67,925	549	3.23
FHLB and FRB stock	37,814	136	1.44	37,717	134	1.42
Interest-earning deposit accounts	118,529	71	0.24	45,810	25	0.22
Total interest-earning assets	3,499,223	37,109	4.24	3,271,436	35,296	4.32
Non-interest-earning assets	183,819			182,263
Total assets	$3,683,042			$3,453,699
Interest-bearing liabilities:
Interest-bearing demand	$468,283	428	0.37	$459,433	466	0.41
Savings and money market	1,000,243	738	0.30	883,507	601	0.27
Time	503,035	869	0.69	451,110	1,383	1.23
Borrowings	678,817	2,152	1.27	679,693	2,408	1.42
Total interest-bearing liabilities	2,650,378	4,187	0.63	2,473,743	4,858	0.79
Non-interest-bearing demand	414,746			393,815
Non-interest-bearing liabilities	63,417			53,244
Total liabilities	3,128,541			2,920,802
Total shareholders’ equity	554,501			532,897
Total liabilities and shareholders’ equity	$3,683,042			$3,453,699
Net interest income and margin		$32,922	3.76%		$30,438	3.72%
Net interest income and margin (tax-equivalent basis) [2]		$33,120	3.79%		$30,628	3.74%
Net interest rate spread			3.61%			3.53%
Net earning assets	$848,845			$797,693
Average interest-earning assets to average interest-bearing liabilities	132.03%			132.25%
[1]	Calculated net of deferred fees, loan discounts, loans in process and allowance for loan losses.
[2]
In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for 2014 and 2013. Tax-exempt investments and loans had an average balance of $67.5 million and $62.0 million for the three months ended June 30, 2014 and 2013, respectively.

	Six Months Ended June 30,
	2014			2013
	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$1,150,004	$31,203	5.43%	$900,732	$26,410	5.86%
Warehouse Purchase Program	509,773	9,156	3.59	746,954	14,549	3.90
Commercial and industrial	529,441	11,099	4.19	299,939	7,102	4.74
Consumer real estate	460,698	11,457	4.97	490,516	12,835	5.23
Other consumer	45,301	1,361	6.01	55,452	1,633	5.89
Less: deferred fees and allowance for loan loss	(21,228)	—	—	(17,949)	—	—
Loans receivable [1]	2,673,989	64,276	4.81	2,475,644	62,529	5.05
Agency mortgage-backed securities	271,368	3,012	2.22	308,345	3,066	1.99
Agency collateralized mortgage obligations	177,751	1,972	2.22	271,252	1,752	1.29
Investment securities	71,449	1,159	3.24	61,561	1,045	3.40
FHLB and FRB stock	33,661	266	1.58	36,381	267	1.47
Interest-earning deposit accounts	107,472	128	0.24	49,930	56	0.22
Total interest-earning assets	3,335,690	70,813	4.25	3,203,113	68,715	4.29
Non-interest-earning assets	184,072			185,548
Total assets	$3,519,762			$3,388,661
Interest-bearing liabilities:
Interest-bearing demand	$464,535	850	0.37	$462,393	936	0.40
Savings and money market	959,665	1,387	0.29	880,614	1,189	0.27
Time	498,142	1,789	0.72	450,594	2,757	1.22
Borrowings	572,362	4,280	1.50	635,212	4,870	1.53
Total interest-bearing liabilities	2,494,704	8,306	0.67	2,428,813	9,752	0.80
Non-interest-bearing demand	414,832			380,589
Non-interest-bearing liabilities	59,355			48,817
Total liabilities	2,968,891			2,858,219
Total shareholders’ equity	550,871			530,442
Total liabilities and shareholders’ equity	$3,519,762			$3,388,661
Net interest income and margin		$62,507	3.75%		$58,963	3.68%
Net interest income and margin (tax-equivalent basis) [2]		$62,904	3.77%		$59,322	3.70%
Net interest rate spread			3.58%			3.49%
Net earning assets	$840,986			$774,300
Average interest-earning assets to average interest-bearing liabilities	133.71%			131.88%
[1]	Calculated net of deferred fees, loan discounts, loans in process and allowance for loan losses.
[2]
In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for 2014 and 2013. Tax-exempt investments and loans had an average balance of $67.8 million and $56.9 million for the six months ended June 30, 2014 and 2013, respectively.

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

	Three Months Ended June 30,
	2014 versus 2013
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$2,889	$(974)	$1,915
Warehouse Purchase Program	(1,670)	(543)	(2,213)
Commercial and industrial	2,927	(588)	2,339
Consumer real estate	55	(231)	(176)
Other consumer	(145)	17	(128)
Loans receivable	4,056	(2,319)	1,737
Agency mortgage-backed securities	(285)	213	(72)
Agency collateralized mortgage obligations	(343)	414	71
Investment securities	14	15	29
FHLB and FRB stock	—	2	2
Interest-earning deposit accounts	43	3	46
Total interest-earning assets	3,485	(1,672)	1,813
Interest-bearing liabilities:
Interest-bearing demand	9	(47)	(38)
Savings and money market	84	53	137
Time	145	(659)	(514)
Borrowings	(3)	(253)	(256)
Total interest-bearing liabilities	235	(906)	(671)
Net interest income	$3,250	$(766)	$2,484

	Six Months Ended June 30,
	2014 versus 2013
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$6,879	$(2,086)	$4,793
Warehouse Purchase Program	(4,331)	(1,062)	(5,393)
Commercial and industrial	4,892	(895)	3,997
Consumer real estate	(759)	(619)	(1,378)
Other consumer	(304)	32	(272)
Loans receivable	6,377	(4,630)	1,747
Agency mortgage-backed securities	(389)	335	(54)
Agency collateralized mortgage obligations	(745)	965	220
Investment securities	162	(48)	114
FHLB and FRB stock	(21)	20	(1)
Interest-earning deposit accounts	68	4	72
Total interest-earning assets	5,452	(3,354)	2,098
Interest-bearing liabilities:
Interest-bearing demand	4	(90)	(86)
Savings and money market	111	87	198
Time	266	(1,234)	(968)
Borrowings	(472)	(118)	(590)
Total interest-bearing liabilities	(91)	(1,355)	(1,446)
Net interest income	$5,543	$(1,999)	$3,544

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
In addition to the primary sources of funds, management has several secondary sources available to meet potential funding requirements. At June 30, 2014, the Company had an additional borrowing capacity of $146.7 million with the FHLB. Also, at June 30, 2014, the Company had $125.0 million in federal funds lines of credit available with other financial institutions. The Company may also use the discount window at the Federal Reserve Bank as a source of short-term funding. Federal Reserve Bank borrowing capacity varies based upon securities pledged to the discount window line. At June 30, 2014, securities pledged had a collateral value of $60.0 million.
At June 30, 2014, the Company had classified 45.6% of its securities portfolio as available for sale (including pledged securities), providing an additional source of liquidity. Management believes that because active markets exist and our securities portfolio is of high quality, our available for sale securities are marketable. Participations in loans we originate, including portions of commercial real estate loans, are sold to create another source of liquidity and to manage borrower concentration risk as well as interest rate risk.
Liquidity management is both a daily and long-term function of business management. Short term excess liquidity is generally placed in short-term investments, such as overnight deposits at the Federal Reserve Bank and correspondent banks. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities.
The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. We also have the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At June 30, 2014, the Company (on an unconsolidated basis) had liquid assets of $47.3 million.
On November 25, 2013, the Company and LegacyTexas announced that they had entered into a definitive merger agreement whereby LegacyTexas will merge into the Company and, immediately thereafter, the Bank will merge into LegacyTexas’ subsidiary bank, LegacyTexas Bank. Under the terms of the agreement, the Company will issue 7.85 million shares of the Company's common stock plus approximately $115 million in cash for all the outstanding stock of LegacyTexas. In anticipation of the merger with LegacyTexas, the Company is strategically increasing its cash position in order to accommodate the approximate $115 million cash merger consideration. LegacyTexas' shareholders approved the merger on May 19, 2014, and on June 17, 2014, the Company and LegacyTexas announced that additional time will be required to obtain regulatory approvals and to satisfy customary closing conditions necessary to complete the merger, and have jointly extended the agreement to August 31, 2014, pursuant to its terms.
The Company uses its sources of funds primarily to meet its expenses, pay maturing deposits and fund withdrawals, and to fund loan commitments. Total approved loan commitments (including Warehouse Purchase Program commitments, unused lines of credit and letters of credit) amounted to $744.9 million and $988.7 million at June 30, 2014, and December 31, 2013, respectively. It is management's policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Company. Certificates of deposit scheduled to mature in one year or less at June 30, 2014 totaled $287.9 million with a weighted average rate of 0.54%.
During the six months ended June 30, 2014, cash and cash equivalents increased by $77.9 million, or 88.6%, to $165.9 million at June 30, 2014, from $88.0 million at December 31, 2013. Operating activities provided cash of $34.8 million and financing activities provided cash of $397.9 million, which was partially offset by cash used in investing activities of $354.8 million. Primary sources of cash for the six months ended June 30, 2014 included pay-offs of Warehouse Purchase Program loans totaling $5.3 billion, proceeds from FHLB advances of $691.0 million and maturities, prepayments and calls of available-for-sale securities of $305.7 million. Primary uses of cash for the six months ended June 30, 2014, included originations of Warehouse Purchase Program loans totaling $5.4 billion, repayments on FHLB advances of $455.2 million and purchases of available-for-sale securities of $281.0 million.
Please see Item 1A (Risk Factors) under Part 1 of the Company's 2013 Form 10-K for information regarding liquidity risk.

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments

The following table presents our longer term, non-deposit related, contractual obligations and commitments to extend credit to our borrowers, in aggregate and by payment due dates (not including any interest amounts). In addition to the commitments below, the Company had overdraft protection available to its depositors in the amount of $74.6 million and credit card guarantees outstanding in the amount of $1.1 million at June 30, 2014.

	June 30, 2014
	Less than One Year	One through Three Years	Four through Five Years	After Five Years	Total
	(Dollars in thousands)
Contractual obligations:
Deposits without a stated maturity	$1,941,893	$—	$—	$—	$1,941,893
Certificates of deposit	287,855	192,125	11,921	1,932	493,833
FHLB advances (gross of restructuring prepayment penalty of $1,663)	733,415	116,421	21,928	4,765	876,529
Repurchase agreement	—	—	25,000	—	25,000
Private equity fund for Community Reinvestment Act purposes	3,480	—	—	—	3,480
Operating leases (premises)	2,455	4,267	1,809	4,826	13,357
Total contractual obligations	$2,969,098	$312,813	$60,658	$11,523	3,354,092
Off-balance sheet loan commitments: [1]
Unused commitments to extend credit	$133,769	$111,256	$123,492	$30,712	399,229
Unused capacity on Warehouse Purchase Program loans	344,434	—	—	—	344,434
Standby letters of credit	901	51	—	240	1,192
Total loan commitments	$479,104	$111,307	$123,492	$30,952	744,855
Total contractual obligations and loan commitments					$4,098,947
[1] Loans having no stated maturity are reported in the “Less than One Year” category.

Capital Resources

The Bank and the Company are subject to minimum capital requirements imposed by the OCC and the FRB. Consistent with our goal to operate a sound and profitable organization, our policy is for the Bank and the Company to maintain “well-capitalized” status under the capital categories of the OCC and the FRB. Based on capital levels at June 30, 2014, and December 31, 2013, the Bank and the Company were considered to be well-capitalized.

At June 30, 2014, the Bank's equity totaled $454.4 million. The Company's consolidated equity totaled $557.4 million, or 14.1% of total assets, at June 30, 2014.

	Actual		Required for Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2014	(Dollars in Thousands)
Total risk-based capital
the Company	$546,458	17.06%	$256,298	8.00%	$320,372	10.00%
the Bank	443,412	13.84	256,246	8.00	320,308	10.00
Tier 1 risk-based capital
the Company	526,018	16.42	128,149	4.00	192,223	6.00
the Bank	422,972	13.21	128,123	4.00	192,185	6.00
Tier 1 leverage
the Company	526,018	14.43	145,811	4.00	182,264	5.00
the Bank	422,972	11.61	145,750	4.00	182,188	5.00

December 31, 2013
Total risk-based capital
the Company	$533,266	18.85%	$226,316	8.00%	$282,895	10.00%
the Bank	431,442	15.26	226,181	8.00	282,727	10.00
Tier 1 risk-based capital
the Company	513,908	18.17	113,158	4.00	169,737	6.00
the Bank	412,084	14.58	113,091	4.00	169,636	6.00
Tier 1 leverage
the Company	513,908	15.67	131,197	4.00	163,996	5.00
the Bank	412,084	12.56	131,217	4.00	164,021	5.00

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
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
As part of its efforts to monitor and manage interest rate risk, the Bank uses the economic value of equity (“EVE”) methodology adopted by the OCC as part of its capital regulations. In essence, the EVE approach calculates the difference between the present value of expected cash flows from assets and liabilities. In addition to monitoring selected measures of EVE, management also calculates and monitors potential effects on net interest income resulting from increases or decreases in market interest rates. This approach uses the earnings at risk (“EAR”) methodology adopted by the OCC as part of its capital regulations. EAR calculates estimated net interest income using a flat balance sheet approach over a twelve month time horizon. The EAR process is used in conjunction with EVE measures to identify interest rate risk on both a global and account level basis. Management and the Board of Directors review EVE and EAR measurements at least quarterly to review historical trends, projected measurements, and to determine whether the Bank's interest rate exposure is within the limits established by the Board of Directors.

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
As illustrated in the tables below, the Bank was within policy limits for all scenarios tested. The tables presented below, as of June 30, 2014, and December 31, 2013, are internal analyses of our interest rate risk as measured by changes in EVE and EAR for instantaneous, parallel, and sustained shifts for all market rates and yield curves, in 100 basis point increments, up 400 basis points and down 100 basis points.
As illustrated in the tables below, our EVE would be negatively impacted by a parallel, instantaneous, and sustained increase in market rates. Such an increase in rates would negatively impact EVE as a result of the duration of assets, including loans and investments, being longer than the duration of liabilities, primarily deposit accounts and FHLB borrowings. As illustrated in the table below at June 30, 2014, our EAR would be positively impacted by a parallel, instantaneous, and sustained increase in market rates of 200, 300, or 400 basis points. As market interest rates rise and variable loan rates move above their floors, the interest rate repricing of variable rate and maturing loans and securities increases net interest income.

June 30, 2014
Change in Interest Rates in Basis Points	Economic Value of Equity				Earnings at Risk (12 months)
	Estimated EVE	Estimated Increase / (Decrease) in EVE		EVE Ratio %	Estimated Net Interest Income	Increase / (Decrease) in Estimated Net Interest Income
	$ Amount	$ Change	% Change		$ Amount	$ Change	% Change
	(Dollars in thousands)
400	548,067	(51,116)	(8.53)	14.86	152,958	16,905	12.43
300	566,681	(32,502)	(5.42)	15.06	147,080	11,027	8.10
200	576,779	(22,404)	(3.74)	15.06	141,252	5,199	3.82
100	589,211	(9,972)	(1.66)	15.09	135,302	(751)	(0.55)
—	599,183	—	—	15.06	136,053	—	—
(100)	613,013	13,830	2.31	15.08	133,689	(2,364)	(1.74)

December 31, 2013
Change in Interest Rates in Basis Points	Economic Value of Equity				Earnings at Risk (12 months)
	Estimated EVE	Estimated Increase / (Decrease) in EVE		EVE Ratio %	Estimated Net Interest Income	Increase / (Decrease) in Estimated Net Interest Income
	$ Amount	$ Change	% Change		$ Amount	$ Change	% Change
	(Dollars in thousands)
400	549,795	(51,978)	(8.64)	16.73	133,556	11,026	9.00
300	567,418	(34,355)	(5.71)	16.92	129,170	6,640	5.42
200	580,197	(21,576)	(3.59)	16.96	124,779	2,249	1.84
100	592,724	(9,049)	(1.50)	16.99	120,245	(2,285)	(1.86)
—	601,773	—	—	16.92	122,530	—	—
(100)	604,473	2,700	0.45	16.67	120,556	(1,974)	(1.61)

The Bank's EVE was $599.2 million, or 15.06%, of the market value of portfolio assets as of June 30, 2014, a $2.6 million decrease from $601.8 million, or 16.92%, of the market value of portfolio assets as of December 31, 2013. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $22.4 million decrease in our EVE at June 30, 2014, compared to a $21.6 million decrease at December 31, 2013, and would result in no change in our EVE ratio at June 30, 2014, as compared to a four basis point increase to 16.96% at December 31, 2013. An immediate 100 basis point decrease in market interest rates would result in a $13.8 million increase in our EVE at June 30, 2014, compared to a $2.7 million increase at December 31, 2013, and would result in a two basis point increase in our EVE ratio to 15.08% at June 30, 2014, as compared to a 25 basis point decrease in our EVE ratio to 16.67% at December 31, 2013.
The Bank's projected EAR for the twelve months ending June 30, 2015 is measured at $136.1 million, compared to $122.5 million for the twelve months ending December 31, 2014. Based on the assumptions utilized, an immediate 200 basis point increase in market rates would result in a $5.2 million, or 3.82%, increase in net interest income for the twelve months ending June 30, 2015, compared to a $2.2 million, or 1.84%, increase for the twelve months ending December 31, 2014. An immediate 100 basis point decrease in market rates would result in a $2.4 million decrease in net interest income for the twelve months ending June 30, 2015, compared to a $2.0 million decrease for the twelve months ending December 31, 2014.
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

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2014. Based on that evaluation, the Company's Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company's internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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

Set forth below is an updated risk factor related to our business. This risk factor should be read in conjunction with the Company's risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

New rules issued by the Consumer Financial Protection Bureau (the “CFPB”) may have a negative impact on our residential loan origination process and foreclosure proceedings, which could adversely affect our business, operating results, and financial condition.
The CFPB issued a rule effective in January 2014 to implement the “qualified mortgage” provisions of the Dodd-Frank Act requiring that mortgage lenders consider consumers’ ability to repay home loans before extending them credit. This new rule describes certain minimum requirements for lenders making so-called “ability-to-repay” determinations, but does not dictate that they follow particular underwriting models. Loans that meet the terms of the “qualified mortgage” provisions under the rule will be presumed to have complied with the new ability-to-repay standard. Loans that do not meet the ability-to-repay standard can be challenged in court by borrowers who default and the absence of ability-to-repay status can be used against a lender in foreclosure proceedings. The CFPB’s rule on “qualified mortgages” could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive/and or time consuming to make these loans, which could limit our growth or profitability. In addition, any loans that we make outside of the “qualified mortgage” criteria could expose us to an increased risk of liability and reduce or delay our ability to foreclose on the underlying property. It is difficult to predict how the CFPB’s “qualified mortgage” rule will impact us, but any decreases in loan origination volume or increases in compliance and foreclosure costs caused by the rule could negatively affect our business, operating results and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not repurchase any of its common stock during the quarter ended June 30, 2014.

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

101*
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Condensed Notes to Unaudited Consolidated Interim Financial Statements.

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
ViewPoint Financial Group, Inc.
(Registrant)

Date:	July 29, 2014	By:	/s/ Kevin J. Hanigan
Kevin J. Hanigan,
President and Chief Executive Officer
(Duly Authorized Officer)

Date:	July 29, 2014	By:	/s/ Kari J. Anderson
Kari J. Anderson,
Chief Accounting Officer
(Interim Principal Financial Officer)

EXHIBIT INDEX
Exhibits:

31.1	Certification of the Chief Executive Officer
31.2	Certification of the Principal Financial Officer
32.0	Section 1350 Certifications
101*
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Condensed Notes to Unaudited Consolidated Interim Financial Statements.*

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.