Form 10-Q
period 2014-09-30
ViewPoint Financial Group Inc.
filed 2014-10-28
CIK 1487052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class: Common Stock	Shares Outstanding as of October 27, 2014:
40,006,941

VIEWPOINT FINANCIAL GROUP, INC.
FORM 10-Q
September 30, 2014

PART 1 - FINANCIAL INFORMATION        Item 1. Financial Statements
VIEWPOINT FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30,	December 31,
	2014	2013
ASSETS	(unaudited)
Cash and due from financial institutions	$27,669	$30,012
Short-term interest-bearing deposits in other financial institutions	62,616	57,962
Total cash and cash equivalents	90,285	87,974
Securities available for sale, at fair value	211,364	248,012
Securities held to maturity (fair value: September 30, 2014 — $264,105, December 31, 2013— $301,739)	254,665	294,583
Loans held for investment:
Loans held for investment (net of allowance for loan losses of $22,585 at September 30, 2014 and $19,358 at December 31, 2013)	2,464,290	2,029,277
Loans held for investment - Warehouse Purchase Program	736,624	673,470
Total loans held for investment	3,200,914	2,702,747
FHLB and Federal Reserve Bank stock, at cost	41,473	34,883
Bank-owned life insurance	36,010	35,565
Premises and equipment, net	51,118	53,272
Goodwill	29,650	29,650
Other assets	35,045	38,546
Total assets	$3,950,524	$3,525,232
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand	$483,784	$410,933
Interest-bearing demand	454,416	474,515
Savings and money market	1,057,912	904,576
Time	500,356	474,615
Total deposits	2,496,468	2,264,639
FHLB advances	799,704	639,096
Repurchase agreement	25,000	25,000
Other liabilities	65,225	52,037
Total liabilities	3,386,397	2,980,772
Commitments and contingent liabilities	—	—
Shareholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized; 0 shares issued — September 30, 2014 and December 31, 2013	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; 40,006,941 shares issued — September 30, 2014 and 39,938,816 shares issued — December 31, 2013	400	399
Additional paid-in capital	383,779	377,657
Retained earnings	194,663	183,236
Accumulated other comprehensive income (loss), net	635	(383)
Unearned Employee Stock Ownership Plan (ESOP) shares; 1,595,699 shares at September 30, 2014 and 1,733,845 shares at December 31, 2013	(15,350)	(16,449)
Total shareholders’ equity	564,127	544,460
Total liabilities and shareholders’ equity	$3,950,524	$3,525,232

See accompanying notes to consolidated financial statements.

VIEWPOINT FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest and dividend income
Loans, including fees	$35,872	$30,805	$100,148	$93,334
Taxable securities	2,225	2,337	7,243	7,197
Nontaxable securities	562	568	1,687	1,571
Interest-bearing deposits in other financial institutions	57	32	185	88
FHLB and Federal Reserve Bank stock	139	133	405	400
	38,855	33,875	109,668	102,590
Interest expense
Deposits	2,021	2,411	6,047	7,293
FHLB advances	1,957	2,066	5,832	6,530
Repurchase agreement	205	206	610	610
Other borrowings	2	4	2	6
	4,185	4,687	12,491	14,439
Net interest income	34,670	29,188	97,177	88,151
Provision (benefit) for loan losses	2,511	(158)	4,084	2,583
Net interest income after provision (benefit) for loan losses	32,159	29,346	93,093	85,568
Non-interest income
Service charges and fees	4,571	4,460	13,743	13,519
Other charges and fees	227	300	676	691
Bank-owned life insurance income	147	148	445	463
Loss on sale of available-for-sale securities (reclassified from accumulated other comprehensive income for unrealized losses on available-for-sale securities)	—	—	—	(177)
Gain (loss) on sale and disposition of assets	(85)	41	643	715
Other	198	277	(58)	1,617
	5,058	5,226	15,449	16,828
Non-interest expense
Salaries and employee benefits	13,661	13,546	41,920	38,989
Merger and acquisition costs	1,188	—	2,009	—
Advertising	262	666	1,110	1,930
Occupancy and equipment	1,807	1,830	5,518	5,558
Outside professional services	569	682	1,580	1,936
Regulatory assessments	698	629	2,013	1,858
Data processing	1,739	1,733	5,109	4,980
Office operations	1,566	1,603	4,963	5,002
Other	1,301	1,484	4,074	4,496
	22,791	22,173	68,296	64,749
Income before income tax expense	14,426	12,399	40,246	37,647
Income tax expense (items reclassified from accumulated other comprehensive income include an income tax benefit of $62 for the nine months ended September 30, 2013)	5,114	4,187	14,434	13,203
Net income	$9,312	$8,212	$25,812	$24,444
Earnings per share:
Basic	$0.24	$0.22	$0.67	$0.64
Diluted	$0.24	$0.21	$0.67	$0.64
Dividends declared per share [1]	$0.12	$0.10	$0.36	$0.20

See accompanying notes to consolidated financial statements.
1 In 2012, the Company prepaid the quarterly dividend for the first quarter of 2013 in December 2012, distributing an additional $0.10 per common share.

VIEWPOINT FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$9,312	$8,212	$25,812	$24,444
Change in unrealized gains (losses) on securities available for sale	(206)	(179)	1,569	(2,884)
Reclassification of amount realized through sale of securities	—	—	—	177
Tax effect	71	63	(551)	967
Other comprehensive income (loss), net of tax	(135)	(116)	1,018	(1,740)
Comprehensive income	$9,177	$8,096	$26,830	$22,704

See accompanying notes to consolidated financial statements.

VIEWPOINT FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)
(Dollars in thousands, except per share data)

For the nine months ended September 30, 2013	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at January 1, 2013	$396	$372,168	$164,328	$1,895	$(17,916)	$520,871
Net income	—	—	24,444	—	—	24,444
Other comprehensive income (loss), net of tax	—	—	—	(1,740)	—	(1,740)
Share repurchase (83,800 shares)	(1)	(1,553)	—	—	—	(1,554)
Dividends declared ($0.20 per share)	—	—	(7,985)	—	—	(7,985)
ESOP shares earned (138,146 shares)	—	1,721	—	—	1,100	2,821
Share-based compensation expense	—	2,325	—	—	—	2,325
Net issuance of common stock under employee stock plans (422,773 shares)	5	902	—	—	—	907
Balance at September 30, 2013	$400	$375,563	$180,787	$155	$(16,816)	$540,089

For the nine months ended September 30, 2014
Balance at January 1, 2014	$399	$377,657	$183,236	$(383)	$(16,449)	$544,460
Net income	—	—	25,812	—	—	25,812
Other comprehensive income, net of tax	—	—	—	1,018	—	1,018
Dividends declared ($0.36 per share)	—	—	(14,385)	—	—	(14,385)
ESOP shares earned (138,146 shares)	—	2,482	—	—	1,099	3,581
Share-based compensation expense	—	2,698	—	—	—	2,698
Net issuance of common stock under employee stock plans (68,125 shares)	1	942	—	—	—	943
Balance at September 30, 2014	$400	$383,779	$194,663	$635	$(15,350)	$564,127

See accompanying notes to consolidated financial statements.

VIEWPOINT FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net income	$25,812	$24,444
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,084	2,583
Depreciation and amortization	3,301	3,383
Deferred tax expense	2,042	289
Premium amortization and accretion of securities, net	2,653	4,781
Accretion related to acquired loans	(1,198)	(2,294)
Loss on sale of available for sale securities	—	177
ESOP compensation expense	3,581	2,821
Share-based compensation expense	2,698	2,325
FHLB stock dividends	(70)	(88)
Bank-owned life insurance income	(445)	(463)
Gain (loss) on sale and disposition of assets	134	(715)
Net change in deferred loan fees	921	1,130
Net change in accrued interest receivable	(284)	658
Net change in other assets	1,279	11,934
Net change in other liabilities	12,638	13,204
Net cash provided by operating activities	57,146	64,169
Cash flows from investing activities
Available-for-sale securities:
Maturities, prepayments and calls	1,176,311	847,353
Purchases	(1,139,501)	(840,941)
Proceeds from sale of AFS securities	—	10,614
Held-to-maturity securities:
Maturities, prepayments and calls	44,590	85,871
Purchases	(5,919)	(35,453)
Originations of Warehouse Purchase Program loans	(8,708,357)	(11,249,770)
Proceeds from pay-offs of Warehouse Purchase Program loans	8,645,203	11,670,462
Net change in loans held for investment, excluding Warehouse Purchase Program loans	(439,229)	(243,776)
Redemption (purchase) of FHLB and Federal Reserve Bank stock	(6,520)	15,481
Purchases of premises and equipment	(916)	(2,631)
Proceeds from sale of assets	508	3,489
Net cash provided by (used in) investing activities	(433,830)	260,699

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from financing activities
Net change in deposits	231,829	70,136
Proceeds from FHLB advances	620,000	315,000
Repayments on FHLB advances	(459,392)	(696,042)
Share repurchase	—	(1,554)
Payment of dividends	(14,385)	(7,985)
Proceeds from stock option exercises	943	907
Net cash provided by (used in) financing activities	378,995	(319,538)
Net change in cash and cash equivalents	2,311	5,330
Beginning cash and cash equivalents	87,974	68,696
Ending cash and cash equivalents	$90,285	$74,026
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$409	$1,405
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

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 2 - ADJUSTMENTS TO FINANCIAL STATEMENTS
The Company previously reported Warehouse Purchase Program loans as held for sale as we believed that was the most meaningful presentation to our financial statement users given that the collection of the loan was based upon the sale of the loan. Effective December 31, 2013, the Company concluded that, under US GAAP, these loans should be accounted for as held for investment. This correction changed the accounting for Warehouse Purchase Program loans from a lower-of-cost-or-market accounting method to accounting for the loans under Accounting Standards Codification ("ASC") 310, with any credit losses incurred as of the balance sheet date recognized in the allowance for loan losses. As we had not reported any valuation decreases below cost in prior periods, and we have experienced no credit losses on these loans, this correction had no impact on net income, comprehensive income, earnings per share or income taxes. Additionally, total assets and shareholders' equity remained unchanged. However, this correction did impact the statement of cash flows by moving cash flows associated with the Warehouse Purchase Program from operating cash flows to investing cash flows.

The table below illustrates the impact of this change on the Company's Consolidated Statement of Cash Flows for the nine months ended September 30, 2013. There was no impact to the Company's Consolidated Statements of Income for the three or nine months ended September 30, 2013.

Impact to the Consolidated Statement of Cash Flows
	Nine Months Ended September 30, 2013
	As Originally Presented		As Adjusted
Cash flows from operating activities
Adjustments to reconcile net income to net cash provided by operating activities:
Loans originated or purchased for sale	$(11,249,770)		$—
Proceeds from sale of loans held for sale	11,670,462		—
Net cash provided by operating activities	484,861		64,169
Cash flows from investing activities
Originations of Warehouse Purchase Program loans	N/A	[1]	(11,249,770)
Proceeds from pay-offs of Warehouse Purchase Program loans	N/A	[1]	11,670,462
Net change in loans held for investment, excluding Warehouse Purchase Program loans	(243,776)		(243,776)
Net cash provided by (used in) investing activities	(159,993)		260,699
Cash flows from financing activities
Net cash used in financing activities	(319,538)		(319,538)
Net change in cash and cash equivalents	5,330		5,330
Beginning cash and cash equivalents	68,696		68,696
Ending cash and cash equivalents	$74,026		$74,026
1 Not applicable

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 3 - EARNINGS PER COMMON SHARE
Basic earnings per common share is computed by dividing net income (which has been adjusted for distributed and undistributed earnings to participating securities) by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unvested restricted stock awards. Unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in ASC 260-10-45-60B. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock awards and options) were exercised or converted to common stock, or resulted in the issuance of common stock that then shared in the Company’s earnings. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unexercised stock options and unvested restricted stock awards. The dilutive effect of the unexercised stock options and unvested restricted stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. A reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic earnings per share:
Numerator:
Net income	$9,312	$8,212	$25,812	$24,444
Distributed and undistributed earnings to participating securities	(97)	(116)	(285)	(296)
Income available to common shareholders	$9,215	$8,096	$25,527	$24,148
Denominator:
Weighted average common shares outstanding	39,998,205	39,943,555	39,969,234	39,872,915
Less: Average unallocated ESOP shares	(1,626,065)	(1,810,259)	(1,671,660)	(1,855,854)
Average unvested restricted stock awards	(400,350)	(538,595)	(423,144)	(460,309)
Average shares for basic earnings per share	37,971,790	37,594,701	37,874,430	37,556,752
Basic earnings per common share	$0.24	$0.22	$0.67	$0.64
Diluted earnings per share:
Numerator:
Income available to common shareholders	$9,215	$8,096	$25,527	$24,148
Denominator:
Average shares for basic earnings per share	37,971,790	37,594,701	37,874,430	37,556,752
Dilutive effect of share-based compensation plan	231,718	179,699	246,667	149,709
Average shares for diluted earnings per share	38,203,508	37,774,400	38,121,097	37,706,461
Diluted earnings per common share	$0.24	$0.21	$0.67	$0.64
Share awards excluded in the computation of diluted earnings per share because the exercise price was greater than the common stock average market price and were therefore antidilutive	367,780	870,130	416,890	1,203,050

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 4 - SECURITIES
The fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

September 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency residential mortgage-backed securities [1]	$151,524	$1,591	$1,020	$152,095
Agency residential collateralized mortgage obligations [2]	55,209	320	46	55,483
US government and agency securities	3,652	134	—	3,786
Total securities	$210,385	$2,045	$1,066	$211,364
December 31, 2013
Agency residential mortgage-backed securities [1]	$175,693	$1,322	$2,306	$174,709
Agency residential collateralized mortgage obligations [2]	70,257	423	105	70,575
US government and agency securities	2,652	76	—	2,728
Total securities	$248,602	$1,821	$2,411	$248,012
1 Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
2 Collateralized mortgage obligations issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

September 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency residential mortgage-backed securities [1]	$67,547	$3,198	$40	$70,705
Agency commercial mortgage-backed securities [2]	25,412	900	129	26,183
Agency residential collateralized mortgage obligations [3]	94,682	2,134	43	96,773
Municipal bonds	67,024	3,676	256	70,444
Total securities	$254,665	$9,908	$468	$264,105

December 31, 2013
Agency residential mortgage-backed securities [1]	$83,177	$3,523	$130	$86,570
Agency commercial mortgage-backed securities [2]	24,828	523	310	25,041
Agency residential collateralized mortgage obligations [3]	118,757	2,772	107	121,422
Municipal bonds	67,821	2,292	1,407	68,706
Total securities	$294,583	$9,110	$1,954	$301,739
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

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The carrying amount and fair value of held to maturity debt securities and the fair value of available for sale debt securities at September 30, 2014 by contractual maturity are set forth in the table below. Securities with contractual payments not due at a single maturity date, including mortgage backed securities and collateralized mortgage obligations, are shown separately.

	Held to maturity		Available for sale
	Carrying Amount	Fair Value	Fair Value
Due in one year or less	$145	$146	$—
Due after one to five years	7,913	8,461	2,214
Due after five to ten years	34,835	37,510	1,572
Due after ten years	24,131	24,327	—
Agency residential mortgage-backed securities [1]	67,547	70,705	152,095
Agency commercial mortgage-backed securities [2]	25,412	26,183	—
Agency residential collateralized mortgage obligations [3]	94,682	96,773	55,483
Total	$254,665	$264,105	$211,364
1 Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
2 Commercial mortgage-backed securities issued and /or guaranteed by U.S. government agencies or government-sponsored enterprises.
3 Collateralized mortgage obligations issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
Information regarding pledged securities is summarized below:

	September 30, 2014	December 31, 2013
Public fund certificates of deposit	$139,923	$156,731
Public fund demand deposit accounts	6,387	15,068
Commercial demand deposit accounts	2,579	4,439
Repurchase agreements	25,000	25,000
Federal Reserve Bank primary credit - collateral value	55,292	68,686
Carrying value of securities pledged on above funds	265,989	308,652
Sales activity of securities for the three and nine months ended September 30, 2014 and 2013, was as follows. All securities sold were classified as available for sale.

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

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Securities with unrealized losses at September 30, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

AFS	Less than 12 Months			12 Months or More			Total
September 30, 2014	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number
Agency residential mortgage-backed securities [1]	$6,717	$18	6	$55,642	$1,002	10	$62,359	$1,020	16
Agency residential collateralized mortgage obligations [2]	3,999	5	1	5,203	41	4	9,202	46	5
Total temporarily impaired	$10,716	$23	7	$60,845	$1,043	14	$71,561	$1,066	21

December 31, 2013
Agency residential mortgage-backed securities [1]	$83,461	$2,306	19	$—	$—	—	$83,461	$2,306	19
Agency residential collateralized mortgage obligations [2]	13,975	50	6	6,780	55	5	20,755	105	11
Total temporarily impaired	$97,436	$2,356	25	$6,780	$55	5	$104,216	$2,411	30
1 Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
2 Collateralized mortgage obligations issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

HTM	Less than 12 Months			12 Months or More			Total
September 30, 2014	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number	Fair Value	Unrealized Loss	Number
Agency residential mortgage-backed securities [1]	$—	$—	—	$3,471	$40	1	$3,471	$40	1
Agency commercial mortgage-backed securities [2]	—	—	—	3,833	129	1	3,833	129	1
Agency residential collateralized mortgage obligations [3]	4,635	21	2	5,306	22	3	9,941	43	5
Municipal bonds	3,710	5	4	11,982	251	17	15,692	256	21
Total temporarily impaired	$8,345	$26	6	$24,592	$442	22	$32,937	$468	28

December 31, 2013
Agency residential mortgage-backed securities [1]	$5,779	$130	2	$—	$—	—	$5,779	$130	2
Agency commercial mortgage-backed securities [2]	4,940	310	2	—	—	—	4,940	310	2
Agency residential collateralized mortgage obligations [3]	10,453	91	2	1,679	16	3	12,132	107	5
Municipal bonds	17,784	1,406	29	280	1	1	18,064	1,407	30
Total temporarily impaired	$38,956	$1,937	35	$1,959	$17	4	$40,915	$1,954	39
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

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 5 - LOANS
Loans consist of the following:

	September 30, 2014	December 31, 2013
Commercial real estate	$1,219,436	$1,091,200
Commercial and industrial loans:
Commercial	668,421	425,030
Warehouse lines of credit	27,122	14,400
Total commercial and industrial loans	695,543	439,430
Construction and land loans
Commercial construction and land	13,206	27,619
Consumer construction and land	3,694	2,628
Total construction and land loans	16,900	30,247
Consumer:
Consumer real estate	515,706	441,226
Other consumer loans	41,478	47,799
Total consumer	557,184	489,025
Gross loans held for investment, excluding Warehouse Purchase Program	2,489,063	2,049,902
Net of:
Deferred fees and discounts, net	(2,188)	(1,267)
Allowance for loan losses	(22,585)	(19,358)
Net loans held for investment, excluding Warehouse Purchase Program	2,464,290	2,029,277
Warehouse Purchase Program	736,624	673,470
Total loans held for investment	$3,200,914	$2,702,747

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Activity in the allowance for loan losses for the three and nine months ended September 30, 2014 and 2013, segregated by portfolio segment and evaluation for impairment, is set forth below. All Warehouse Purchase Program loans are collectively evaluated for impairment and are purchased under several contractual requirements, providing safeguards to the Company. These safeguards include the requirement that our mortgage company customers have a takeout commitment for each loan and multiple investors identified for purchases. To date, the Company has never experienced a loss on these loans and no allowance for loan losses has been allocated to them. At September 30, 2014 and 2013, $182 and $239, respectively, of the allowance for loan losses individually evaluated for impairment was allocated to purchased credit impaired ("PCI") loans.

For the three months ended September 30, 2014	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance - July 1, 2014	$11,186	$5,285	$252	$3,339	$378	$20,440
Charge-offs	—	(171)	(51)	(81)	(190)	(493)
Recoveries	—	19	1	12	95	127
Provision expense (benefit)	488	1,058	(59)	910	114	2,511
Ending balance - September 30, 2014	$11,674	$6,191	$143	$4,180	$397	$22,585

For the nine months ended September 30, 2014	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance - January 1, 2014	$10,944	$4,536	$212	$3,280	$386	$19,358
Charge-offs	—	(473)	(51)	(237)	(497)	(1,258)
Recoveries	—	76	1	37	287	401
Provision expense (benefit)	730	2,052	(19)	1,100	221	4,084
Ending balance - September 30, 2014	$11,674	$6,191	$143	$4,180	$397	$22,585
Allowance ending balance:
Individually evaluated for impairment	$835	$1,595	$—	$416	$4	$2,850
Collectively evaluated for impairment	10,839	4,596	143	3,764	393	19,735
Loans:
Individually evaluated for impairment	8,158	6,485	104	5,393	340	20,480
Collectively evaluated for impairment	1,206,151	688,868	16,796	509,206	40,973	2,461,994
PCI loans	5,127	190	—	1,107	165	6,589
Ending balance	$1,219,436	$695,543	$16,900	$515,706	$41,478	$2,489,063

For the three months ended September 30, 2013	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance - July 1, 2013	$10,525	$4,739	$119	$3,463	$431	$19,277
Charge-offs	(34)	(221)	—	—	(101)	(356)
Recoveries	—	17	—	18	71	106
Provision expense (benefit)	(21)	(72)	(28)	11	(48)	(158)
Ending balance - September 30, 2013	$10,470	$4,463	$91	$3,492	$353	$18,869

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

For the nine months ended September 30, 2013	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance - January 1, 2013	$11,182	$2,574	$149	$3,528	$618	$18,051
Charge-offs	(806)	(555)	(31)	(355)	(479)	(2,226)
Recoveries	—	115	—	30	316	461
Provision expense (benefit)	94	2,329	(27)	289	(102)	2,583
Ending balance - September 30, 2013	$10,470	$4,463	$91	$3,492	$353	$18,869
Allowance ending balance:
Individually evaluated for impairment	$1,030	$1,877	$—	$289	$1	$3,197
Collectively evaluated for impairment	9,440	2,586	91	3,203	352	15,672
Loans:
Individually evaluated for impairment	7,770	5,979	3	4,401	521	18,674
Collectively evaluated for impairment	1,023,373	384,088	13,724	436,521	49,418	1,907,124
PCI loans	4,240	679	1,625	1,151	176	7,871
Ending balance	$1,035,383	$390,746	$15,352	$442,073	$50,115	$1,933,669

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
For the specific component, the allowance for loan losses includes loans where management has concerns about the borrower's ability to repay and on individually analyzed loans found to be impaired (as that term is defined.) For example, all troubled debt restructurings are considered to be impaired. Loss estimates include the negative difference, if any, between the

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

estimated discounted cash flows of the loan, or, if the loan is collateral dependent, the current fair value of the collateral and the loan amount due.
Impaired loans at September 30, 2014, and December 31, 2013, were as follows 1:

September 30, 2014	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial real estate	$9,083	$4,882	$3,276	$8,158	$793
Commercial and industrial	7,514	2,824	3,661	6,485	1,529
Construction and land	109	104	—	104	—
Consumer:
Consumer real estate	5,746	4,337	1,056	5,393	344
Other consumer	389	338	2	340	2
Total	$22,841	$12,485	$7,995	$20,480	$2,668
December 31, 2013
Commercial real estate	$8,328	$3,619	$3,986	$7,605	$897
Commercial and industrial	6,058	539	4,786	5,325	1,669
Construction and land	2	2	—	2	—
Consumer:
Consumer real estate	5,050	3,725	1,087	4,812	155
Other consumer	579	550	—	550	—
Total	$20,017	$8,435	$9,859	$18,294	$2,721
1 No Warehouse Purchase Program loans were impaired at September 30, 2014 or December 31, 2013. Loans reported do not include PCI loans.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Income on impaired loans at September 30, 2014 and 2013 was as follows1:

September 30, 2014	Current Quarter Average Recorded Investment	Year-to-Date Average Recorded Investment	Current Quarter Interest Income Recognized	Year-to-Date Interest Income Recognized
Commercial real estate	$8,114	$8,043	$9	$12
Commercial and industrial	6,209	6,018	3	9
Construction and land	94	31	—	—
Consumer:
Consumer real estate	5,252	4,802	8	31
Other consumer	396	482	2	4
Total	$20,065	$19,376	$22	$56
September 30, 2013
Commercial real estate	$8,317	$12,599	$—	$124
Commercial and industrial	6,023	6,252	3	9
Construction and land	3	54	—	—
Consumer:
Consumer real estate	5,691	7,565	12	45
Other consumer	519	444	—	—
Total	$20,553	$26,914	$15	$178
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

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Loans past due over 90 days that were still accruing interest totaled $593 at September 30, 2014 and $266 at December 31, 2013, which consisted entirely of PCI loans. At September 30, 2014 and December 31, 2013, no PCI loans were considered non-performing loans. Purchased performing loans that were non-performing as of September 30, 2014 and December 31, 2013 totaled $3,519 and $4,201, respectively. Those loans included $1,334 and $1,698 at September 30, 2014 and December 31, 2013, respectively, of commercial lines of credit that did not qualify for PCI accounting due to their revolving nature. No Warehouse Purchase Program loans were non-performing at September 30, 2014 or December 31, 2013. Non-performing (nonaccrual) loans were as follows:

	September 30, 2014	December 31, 2013
Commercial real estate	$7,452	$7,604
Commercial and industrial	6,328	5,141
Construction and land	150	—
Consumer:
Consumer real estate	10,106	8,812
Other consumer	346	567
Total	$24,382	$22,124

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

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The outstanding balances of TDRs are shown below:

	September 30, 2014	December 31, 2013
Nonaccrual TDRs(1)	$12,781	$11,368
Performing TDRs (2)	1,312	971
Total	$14,093	$12,339
Specific reserves on TDRs	$1,204	$1,191
Outstanding commitments to lend additional funds to borrowers with TDR loans	—	—
1 Nonaccrual TDR loans are included in the nonaccrual loan totals.
2 Performing TDR loans are loans that have been performing under the restructured terms for at least six months and the Company is accruing interest on these loans.
The following tables provide the recorded balances of loans modified as a TDR during the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30, 2014				Nine Months Ended September 30, 2014
	Principal Deferrals (1)	Combination of Rate Reduction and Principal Deferral	Other	Total	Principal Deferrals (1)	Combination of Rate Reduction and Principal Deferral	Other	Total
Commercial and industrial	$—	$29	$—	$29	$—	$29	$1,831	$1,860
Construction and land	—	—	—	—	—	—	104	104
Consumer real estate	38	67	—	105	164	332	112	608
Other consumer	2	—	—	2	13	6	—	19
Total	$40	$96	$—	$136	$177	$367	$2,047	$2,591

	Three Months Ended September 30, 2013				Nine months ended September 30, 2013
	Principal Deferrals (1)	Combination of Rate Reduction and Principal Deferral	Other	Total	Principal Deferrals (1)	Combination of Rate Reduction and Principal Deferral	Other	Total
Commercial real estate	$—	$—	$—	$—	$61	$—	$—	$61
Commercial and industrial	159	45	3	207	166	74	3	243
Consumer real estate	—	116	250	366	—	234	506	740
Other consumer	108	98	—	206	222	171	2	395
Total	$267	$259	$253	$779	$449	$479	$511	$1,439
1 Principal deferrals include Chapter 7 bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt. Such loans are placed on non-accrual status.

TDRs modified during the previous 12 months which experienced a subsequent default during the three and nine months ended September 30, 2014 and 2013 are shown below. A payment default is defined as a loan that was 90 days or more past due.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Commercial and industrial	$—	$—	$61	$—
Consumer real estate	108	225	108	579
Total	$108	$225	$169	$579

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Below is an analysis of the age of recorded investment in loans that were past due at September 30, 2014 and December 31, 2013. No Warehouse Purchase Program loans were delinquent at September 30, 2014 or December 31, 2013.

September 30, 2014	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Loans Past Due	Current Loans [1]	Total Loans
Commercial real estate	$915	$—	$667	$1,582	$1,217,854	$1,219,436
Commercial and industrial	2,254	4	486	2,744	692,799	695,543
Construction and land	89	—	—	89	16,811	16,900
Consumer loans:
Consumer real estate	255	2,578	3,997	6,830	508,876	515,706
Other consumer	157	33	11	201	41,277	41,478
Total	$3,670	$2,615	$5,161	$11,446	$2,477,617	$2,489,063

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Loans Past Due	Current Loans [1]	Total Loans
Commercial real estate	$552	$1,315	$57	$1,924	$1,089,276	$1,091,200
Commercial and industrial	4,518	129	2,835	7,482	431,948	439,430
Construction and land	152	—	—	152	30,095	30,247
Consumer loans:
Consumer real estate	6,579	3,295	3,651	13,525	427,701	441,226
Other consumer	460	106	53	619	47,180	47,799
Total	$12,261	$4,845	$6,596	$23,702	$2,026,200	$2,049,902
1 Includes acquired PCI loans with a total carrying value of $5,951 and $5,218 at September 30, 2014 and December 31, 2013, respectively.
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

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The recorded investment in loans by credit quality indicators at September 30, 2014 and December 31, 2013, was as follows.
Real Estate and Commercial and Industrial Credit Exposure
Credit Risk Profile by Internally Assigned Grade

September 30, 2014	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate
Grade: [1]
Pass	$1,190,224	$680,047	$16,588	$498,197
Special Mention	9,892	6,406	161	3,807
Substandard	18,487	9,051	104	9,514
Doubtful	833	39	47	4,188
Total	$1,219,436	$695,543	$16,900	$515,706

December 31, 2013	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate
Grade: [1]
Pass	$1,055,872	$424,110	$28,146	$424,174
Special Mention	16,030	1,672	161	3,661
Substandard	18,444	13,492	1,940	9,110
Doubtful	854	156	—	4,281
Total	$1,091,200	$439,430	$30,247	$441,226
1 PCI loans are included in the substandard or doubtful categories. These categories are consistent with the "substandard" and "doubtful" categories as defined by regulatory authorities.

Warehouse Purchase Program Credit Exposure
All Warehouse Purchase Program loans were graded pass as of September 30, 2014 and December 31, 2013.
Consumer Other Credit Exposure
Credit Risk Profile Based on Payment Activity

	September 30, 2014	December 31, 2013
Performing	$41,132	$47,232
Non-performing	346	567
Total	$41,478	$47,799

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

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.

September 30, 2014	Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
Assets:
Agency residential mortgage-backed securities	$152,095
Agency residential collateralized mortgage obligations	55,483
US government and agency securities	3,786
Total securities available for sale	$211,364
Derivative asset [1]	$31
Derivative liability [1]	$31
December 31, 2013
Assets:
Agency residential mortgage-backed securities	$174,709
Agency residential collateralized mortgage obligations	70,575
US government and agency securities	2,728
Total securities available for sale	$248,012
Derivative asset [1]	$33
Derivative liability [1]	$33
1 Derivative assets and liabilities are measured at fair value on a recurring basis, generally quarterly. Please see Note 7 - Derivative Financial Instruments for more information.
Assets and Liabilities Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below. There were no liabilities measured at fair value on a non-recurring basis at September 30, 2014 or December 31, 2013.

September 30, 2014	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$5,327
Foreclosed assets	106
December 31, 2013
Assets:
Impaired loans	$7,138
Foreclosed assets	480

Impaired loans that are collateral dependent are measured for impairment using the fair value of the collateral adjusted by additional Level 3 inputs, such as discounts of market value, estimated marketing costs and estimated legal expenses. At September 30, 2014, impaired loans secured by real estate had an average discount of 5% applied to the appraised value of the collateral, and impaired loans secured by receivables or inventory had discounts determined by management on an individual loan basis. Impaired loans that are not collateral dependent are measured for impairment by a discounted cash flow analysis using a net present value calculation that utilizes data from the loan file before and after the modification.
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
The carrying amount and fair value information of financial instruments not recorded at fair value in their entirety on a recurring basis on the Company's consolidated balance sheets at September 30, 2014 and at December 31, 2013, were as follows:

		Fair Value
September 30, 2014	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$90,285	$90,285	$—	$—
Securities held to maturity	254,665	—	264,105	—
Loans held for investment, net	2,464,290	—	—	2,475,856
Loans held for investment - Warehouse Purchase Program	736,624	—	—	736,906
FHLB and Federal Reserve Bank stock	41,473	—	41,473	—
Accrued interest receivable	10,188	10,188	—	—
Financial liabilities
Deposits	$2,496,468	$—	$—	$2,345,843
FHLB advances	799,704	—	—	807,836
Repurchase agreement	25,000	—	—	26,796
Accrued interest payable	1,065	1,065	—	—

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
The methods and assumptions used to estimate fair value are described as follows:
Estimated fair value is the carrying amount for cash and cash equivalents and accrued interest receivable and payable. The fair values of securities held to maturity are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2 inputs). For loans held for investment (including Warehouse Purchase Program loans), fair value is based on discounted cash flows using current market offering rates, estimated life, and applicable credit risk. For deposits and FHLB advances, fair value is calculated using the FHLB advance curve to discount cash flows for the estimated life for deposits and according to the contractual repayment schedule for FHLB advances. Fair value of the repurchase agreement is based on discounting the estimated cash flows using the current rate at which similar borrowings would be made with similar terms and remaining maturities. It is not practicable to determine the fair value of FHLB and Federal Reserve Bank stock due to restrictions on its transferability. The fair value of off-balance sheet items is based on the current fees or costs that would be charged to enter into or terminate such arrangements and are not considered significant to this presentation.

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

The notional amounts and estimated fair values of interest rate derivative positions outstanding and weighted-average receive and pay interest rates at September 30, 2014 and December 31, 2013 are presented in the following table.

Non-hedging interest rate contracts - commercial loan interest rate swaps:	Outstanding Notional Amount	Estimated Fair Value	Weighted-Average Interest Rate
			Received	Paid
September 30, 2014
Loan customer counterparty	$6,252	31	4.38%	2.91%
Financial institution counterparty	(6,252)	(31)	2.91	4.38

December 31, 2013
Loan customer counterparty	$6,406	33	4.38%	2.92%
Financial institution counterparty	(6,406)	(33)	2.92	4.38

Our credit exposure on interest rate swaps is limited to the net favorable value of all swaps by each counterparty. In some cases, collateral may be required from the counterparties involved if the net value of the swaps exceed a nominal amount considered to be immaterial. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. At September 30, 2014, our cash collateral pledged for these derivatives totaled $150, which was in excess of our credit exposure. This collateral is reported in our interest-bearing deposits in other financial institutions in the accompanying consolidated balance sheets.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 8 - SHARE-BASED COMPENSATION

Compensation cost charged to income for share-based compensation is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Restricted stock	$602	$630	$1,897	$1,656
Stock options	261	272	801	669
Income tax benefit	302	316	944	814

A summary of activity in the restricted stock portion of the Company's stock plans is presented below:

	Nine Months Ended September 30, 2014
	Time-Vested Shares		Performance-Based Shares
	Shares	Weighted-Average Grant Date Fair Value [1]	Shares	Weighted-Average Grant Date Fair Value [2]
Non-vested at December 31, 2013	381,402	$20.39	82,400	$27.45
Granted	20,000	24.69	—	—
Vested	(103,799)	20.32	—	—
Non-vested at September 30, 2014	297,603	$20.46	82,400	$23.94
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

As of September 30, 2014, there was $6,909 of total unrecognized compensation expense related to non-vested shares awarded under the restricted stock plans. That expense is expected to be recognized over a weighted-average period of 2.67 years.

A summary of activity in the stock option portion of the Company's stock plans as of September 30, 2014 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	1,173,618	$18.16	8.4	$10,903
Granted	328,750	26.09	10.0	—
Exercised	(48,125)	13.28	0.0	569
Forfeited	(44,480)	16.86	0.0	—
Outstanding at September 30, 2014	1,409,763	20.22	8.3	5,956
Fully vested and expected to vest	1,386,280	20.15	8.3	5,921
Exercisable at September 30, 2014	336,037	$16.34	6.8	$2,555

As of September 30, 2014, there was $5,794 of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over a weighted-average period of 3.77 years.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 9 - INCOME TAXES
A summary of the net deferred tax assets as of September 30, 2014 and December 31, 2013, is presented below:

	September 30, 2014	December 31, 2013
Net deferred tax assets	$9,728	$12,320
Estimated annual effective tax rate	36%

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
The contractual amounts of financial instruments with off‑balance sheet risk at September 30, 2014 and December 31, 2013, are summarized below. Please see Part I-Item 2-"Off-Balance Sheet Arrangements, Contractual Obligation and Commitments" of this Form 10-Q for information related to commitment maturities.

	September 30, 2014	December 31, 2013
Unused commitments to extend credit	$452,495	$425,324
Unused capacity on Warehouse Purchase Program loans	410,488	562,030
Standby letters of credit	1,017	1,354
Total unused commitments/capacity	$864,000	$988,708
In addition to the commitments above, the Company guarantees the credit card debt of certain customers to the merchant bank that issues the credit cards. These guarantees are in place for as long as the guaranteed credit card is open. At September 30, 2014 and December 31, 2013, these credit card guarantees totaled $382 and $1,307, respectively. This amount represents the maximum potential amount of future payments under the guarantee. At September 30, 2014, the Company had set aside a reserve of $6 for its credit card guarantees.
    Also, the Company had overdraft protection available in the amounts of $71,483 and $87,772 at September 30, 2014 and December 31, 2013, respectively.
In regards to unused capacity on Warehouse Purchase Program loans, the Company has established maximum purchase facility amounts, but reserves the right, at any time, to refuse to buy any mortgage loans offered for sale with each customer, for any reason in the Company's sole and absolute discretion.
At September 30, 2014, the Company had $3,480 of unfunded commitments recorded in other liabilities in its consolidated balance sheet related to investments in community development -oriented private equity funds used for Community Reinvestment Act purposes.

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
In August 2014, the FASB issued ASU 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. This ASU requires that a mortgage loan be derecognized and that a separate other receivable be recognized if certain conditions are met in the case of government guarantees. The amendments are effective for annual periods, and interim periods within those years, beginning after December 15, 2014. The adoption of this ASU is not expected to have a significant impact on the Company's financial statements.

VIEWPOINT FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This ASU requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The amendments are effective for annual periods, and interim periods within those years, beginning after December 15, 2016. The adoption of this ASU does not impact the Company's financial statements, as management does not have any concerns about the Company's ability to continue as a going concern.

NOTE 12 — SUBSEQUENT EVENTS
The Company evaluated events from the date of the consolidated financial statements on September 30, 2014 through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q dated October 28, 2014. No additional events were identified requiring recognition in and/or disclosures in the consolidated financial statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Private Securities Litigation Reform Act Safe Harbor Statement
When used in filings by ViewPoint Financial Group, Inc. (“ViewPoint" or the "Company”) with the Securities and Exchange Commission (the “SEC”), in ViewPoint’s press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “intends” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected, including, among other things: the expected cost savings, synergies and other financial benefits from the ViewPoint-LegacyTexas merger (the “Merger”) might not be realized within the expected time frames or at all and costs or difficulties relating to integration matters might be greater than expected; the requisite regulatory approvals might not be obtained or other conditions to completion of the merger set forth in the merger agreement might not be satisfied or waived; changes in economic conditions; legislative changes; changes in policies by regulatory agencies; fluctuations in interest rates; the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; ViewPoint’s ability to access cost-effective funding; fluctuations in real estate values and both residential and commercial real estate market conditions; demand for loans and deposits in ViewPoint’s market area; the industry-wide decline in mortgage production; competition; changes in management’s business strategies and other factors set forth in ViewPoint’s filings with the SEC.

ViewPoint does not undertake - and specifically declines any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Overview
The Company, a Maryland corporation, is the stock holding company for its wholly owned subsidiary, ViewPoint Bank, N.A. (the “Bank”). Unless the context otherwise requires, references in this document to the “Company” refer to ViewPoint Financial Group, Inc. and references to the “Bank” refer to ViewPoint Bank, N.A. References to “we,” “us,” and “our” means ViewPoint Financial Group, Inc. or ViewPoint Bank, N.A. , as the context requires. The Company is regulated by the Board of Governors of the Federal Reserve System ("FRB") and the Bank is regulated by the Office of the Comptroller of the Currency (“OCC”) with certain back-up oversight by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is required to have certain reserves and stock set by the FRB and is a member of the Federal Home Loan Bank of Dallas, which is one of the 12 regional banks in the Federal Home Loan Bank (“FHLB”) System.
On November 25, 2013, the Company and LegacyTexas Group, Inc. (“LegacyTexas”) announced that they had entered into a definitive merger agreement whereby LegacyTexas will merge into the Company and, immediately thereafter, the Bank will merge into LegacyTexas’ subsidiary bank, LegacyTexas Bank. The merger was approved by LegacyTexas' shareholders on May 19, 2014, and will result in one of the largest independent banks in the state of Texas, with 51 branches and pro forma assets of over $5 billion. On August 29, 2014, the Company and LegacyTexas announced that additional time was needed to obtain regulatory approvals and have extended the merger agreement to December 31, 2014.

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

Performance Highlights

•
Loans held for investment, excluding Warehouse Purchase Program loans, grew $439.2 million, or 21.4%, from December 31, 2013 with commercial loans increasing by $369.9 million, or 23.7%, to $1.93 billion at September 30, 2014.

•	Warehouse Purchase Program loans increased by $63.2 million, or 9.4%, from December 31, 2013 to $736.6 million at September 30, 2014.

•
The $1.1 million, or 13.4%, increase in net income for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was driven by a $5.1 million, or 16.4%, increase in interest income on loans and a $502,000, or 10.7%, decrease in interest expense.

•	Deposits increased by $231.8 million, or 10.2%, from December 31, 2013 with growth being driven by savings, money market and non-interest-bearing demand deposits.

•	Net interest margin for the three months ended September 30, 2014 was 3.80%, a 17 basis point increase from the three months ended September 30, 2013.
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
Allowance for Loan Loss. The allowance for loan losses and related provision expense are susceptible to change if the credit quality of our loan portfolio changes, which is evidenced by many factors, including but not limited to charge-offs and non-performing loan trends. Generally, consumer real estate lending has a lower risk profile compared to other consumer lending (such as automobile loans). Commercial real estate and commercial and industrial lending, however, can have higher risk profiles than consumer loans due to these loans being larger in amount and more susceptible to fluctuations in industry, market and economic conditions. While management uses available information to recognize losses on loans, changes, in economic conditions, the mix and size of the loan portfolio and individual borrower conditions can dramatically impact our level of allowance for loan losses in relatively short periods of time. Management believes that the allowance for loan losses is maintained at a level that represents coverage of our best estimate of inherent credit losses in the loan portfolio as of September 30, 2014.

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
Comparison of Financial Condition at September 30, 2014 and December 31, 2013
General. Total assets increased by $425.3 million, or 12.1%, to $3.95 billion at September 30, 2014 from $3.53 billion at December 31, 2013 primarily due to an increase of $256.1 million, or 58.3%, in commercial and industrial loans, a $128.2 million, or 11.8%, increase in commercial real estate loans, a $74.5 million, or 16.9%, increase in consumer real estate loans and a $63.2 million, or 9.4%, increase in Warehouse Purchase Program loans. These increases were partially offset by a $76.6 million, or 14.1%, decrease in the securities portfolio.
Loans. Gross loans increased by $502.3 million, or 18.4%, to $3.23 billion at September 30, 2014 from $2.72 billion at December 31, 2013.

	September 30, 2014	December 31, 2013	Dollar Change	Percent Change
	(Dollars in thousands)
Commercial real estate	$1,219,436	$1,091,200	$128,236	11.8%
Commercial and industrial loans:
Commercial	668,421	425,030	243,391	57.3
Warehouse lines of credit	27,122	14,400	12,722	88.3
Total commercial and industrial loans	695,543	439,430	256,113	58.3
Construction and land loans
Commercial construction and land	13,206	27,619	(14,413)	(52.2)
Consumer construction and land	3,694	2,628	1,066	40.6
Total construction and land loans	16,900	30,247	(13,347)	(44.1)
Consumer:
Consumer real estate	515,706	441,226	74,480	16.9
Other consumer	41,478	47,799	(6,321)	(13.2)
Total consumer loans	557,184	489,025	68,159	13.9
Gross loans held for investment, excluding Warehouse Purchase Program loans	2,489,063	2,049,902	439,161	21.4
Warehouse Purchase Program loans	736,624	673,470	63,154	9.4
Gross loans	$3,225,687	$2,723,372	$502,315	18.4%

During the nine months ended September 30, 2014, the increase in gross loans, excluding Warehouse Purchase Program loans, was primarily driven by growth in our commercial lending portfolio, as commercial loans (essentially commercial real estate and commercial and industrial loans) increased a combined $369.9 million, or 23.7%, from December 31, 2013. Our commercial real estate portfolio consists almost exclusively of loans secured by well-established, multi-tenanted commercial real estate properties. Approximately 89% of our commercial real estate loan balances are secured by properties located in Texas.

The Company has historically participated in several energy loan transactions, but to further develop this line of business, in May 2013, the Company announced the formation of a new energy lending group. The Energy Finance group focuses on providing loans to private and public oil and gas companies throughout the United States, with an emphasis on reserve-based transactions for development drilling, capital expenditures to enhance oil and gas reserves, and acquisitions of oil and gas reserves. The group also offers the Bank's full array of commercial services, including Treasury Management and letters of credit, to its customers. Energy loans, which are reported as commercial and industrial loans, totaled $283.6 million at September 30, 2014 up $117.1 million from $166.5 million at December 31, 2013.

Warehouse Purchase Program loans increased by $63.2 million, or 9.4%, to $736.6 million at September 30, 2014 from $673.5 million at December 31, 2013. Although not bound by any legally binding commitment, when a purchase decision is made, the Company purchases a 100% participation interest in the loans originated by our mortgage banking company customers, which are then held as one- to four- family mortgage loans. The mortgage banking company closes mortgage loans consistent with underwriting standards established by approved investors and, once all pertinent documents are received, the participation interest is delivered by the Company to the investor selected by the originator and approved by the Company. Loans funded by the Warehouse Purchase Program during the third quarter of 2014 consisted of 53% conforming and 47% government loans.
Prior to December 31, 2013, the Company reported Warehouse Purchase Program loans as held for sale, as the Company believed that was the most meaningful presentation to our financial statement users given that the collection of the loan was based upon the sale of the loan. Effective December 31, 2013, the Company concluded that, under US GAAP, these loans should be accounted for as held for investment. This correction changed the accounting for Warehouse Purchase Program loans from a lower of cost or market accounting method to accounting for the loans under ASC 310, with any credit losses incurred as of the balance sheet date recognized in the allowance for loan losses. As we had not reported any valuation decreases below cost in prior periods and we have experienced no credit losses on these loans, this correction had no impact on net income, comprehensive income, earnings per share or income taxes. Additionally, total assets and shareholders' equity remained unchanged. However, this correction did impact the statement of cash flows by moving cash flows associated with the Warehouse Purchase Program from operating cash flows to investing cash flows.
Consumer real estate loans increased by $74.5 million, or 16.9%, to $515.7 million at September 30, 2014 from $441.2 million at December 31, 2013. The Company does not originate one- to four- family real estate loans but does periodically purchase these loans from correspondents on both a servicing retained and servicing released basis. Also, the Company originates consumer home equity and home improvement loans.
Mortgage reform rules mandated by the Dodd-Frank Act became effective in January 2014, requiring lenders to make a reasonable, good faith determination of a borrower’s ability to repay any consumer closed-end credit transaction secured by a dwelling and to limit prepayment penalties. Increased risks of legal challenge, private right of action and regulatory enforcement are presented by these rules. The Company originates and purchases loans that do not meet the definition of a “qualified mortgage” (“QM”). At September 30, 2014, the Company had $36.5 million in non-QM loans, consisting of home equity and home improvement loans totaling $27.3 million, residential mortgage loans totaling $8.9 million and $277,000 in Warehouse Purchase Program loans. To mitigate the risks involved with non-QM loans, the Company has implemented systems, processes, procedural and product changes, and maintains its underwriting standards, to ensure that the “ability-to-repay” requirements of the new rules are adequately addressed.
Allowance for Loan Losses. The allowance for loan losses is maintained to cover losses that are estimated in accordance with US GAAP. It is our estimate of credit losses in our loan portfolio at each balance sheet date. Our methodology for analyzing the allowance for loan losses consists of general and specific components. For more information about the Company's calculation of its allowance for loan losses, please see Item 1 (Financial Statements) - Note 5 - "Loans" under Part 1 of this report.
Acquired loans are initially recorded at fair value, which includes an estimate of credit losses expected to be realized over the remaining lives of the loans, and therefore no corresponding allowance for loan losses is recorded for these loans at acquisition. An allowance may be recorded in later periods if additional losses are subsequently anticipated. Methods utilized to estimate the required allowance for loan losses for acquired loans not deemed credit−impaired at acquisition are similar to originated loans; however, the estimate of loss is based on the unpaid principal balance less the remaining purchase discount.
PCI loans are not considered nonperforming loans, and accordingly, are not included in the non-performing loans to total loans ratio as a numerator, but are included in total loans reflected in the denominator. The result is a downward trend in the ratio when compared to prior periods, assuming all other factors stay the same. Similarly, other asset quality ratios, such as the allowance for loan losses to total loans ratio will reflect a downward trend, assuming all other factors stay the same, due to the impact of PCI loans on the denominator with no corresponding impact in the numerator.
Our non-performing loans, which consist of nonaccrual loans, include both smaller balance homogeneous loans that are collectively evaluated for impairment and larger individually classified impaired loans. Loans are placed on nonaccrual status when the collection of principal and/or interest becomes doubtful or other factors involving the loan warrant placing the loan on nonaccrual status.
At September 30, 2014, of our $14.1 million in TDRs, $1.3 million were accruing interest and $12.8 million were classified as nonaccrual. Nonaccrual TDRs included $6.6 million attributable to three commercial real estate loans, all of which were performing in accordance with their restructured terms at September 30, 2014. For more information about the Company's TDRs, please see Item 1 (Financial Statements) - Note 5 - "Loans" under Part 1 of this report.

Non-performing loans to total loans held for investment, excluding Warehouse Purchase Program loans, was 0.98% at September 30, 2014 compared to 1.08% at December 31, 2013. Including Warehouse Purchase Program loans, non-performing loans to total loans held for investment was 0.76% at September 30, 2014 compared to 0.81% at December 31, 2013. Non-performing loans increased by $2.3 million to $24.4 million at September 30, 2014 from $22.1 million at December 31, 2013. This increase was primarily attributable to a commercial and industrial loan totaling $1.8 million that was placed on nonaccrual status in 2014. The $1.8 million commercial and industrial loan, which was not past due at September 30, 2014, was placed on nonaccrual solely due to its designation as a troubled debt restructuring. Additionally, non-performing consumer real estate loans increased by $1.3 million from December 31, 2013.
Our allowance for loan losses was $22.6 million at September 30, 2014 compared to $19.4 million at December 31, 2013, or 0.70% of total loans held for investment (including Warehouse Purchase Program loans) at September 30, 2014 compared to 0.71% at December 31, 2013. Our allowance for loan losses to non-performing loans was 92.63% at September 30, 2014 compared to 87.50% at December 31, 2013.
Classified Assets. Loans and other assets, such as securities and foreclosed assets that are considered by management to be of lesser quality, are classified as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses of those classified as "substandard," with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as "loss" are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. PCI loans are included in the "substandard" and "doubtful" categories.
We regularly review the assets in our portfolio to determine whether any should be considered as classified. The total amount of classified assets represented 7.6% of our total equity and 1.1% of our total assets at September 30, 2014 compared to 9.1% of our total equity and 1.4% of our total assets at December 31, 2013. The aggregate amount of classified assets at the dates indicated was as follows:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Doubtful	$5,113	$5,307
Substandard	37,708	43,827
Total classified loans	42,821	49,134
Foreclosed assets	106	480
Total classified assets	$42,927	$49,614
The Company has potential problem loans, considered "other loans of concern," that are currently performing and do not meet the criteria for impairment, but where there is the distinct possibility that we could sustain some loss if credit deficiencies are not corrected. These possible credit problems may result in the future inclusion of these loans in the non-performing asset categories and consisted of $11.7 million in loans that were classified as "substandard" but were still accruing interest and were not considered impaired at September 30, 2014. These loans have been considered in management's analysis of potential loan losses.
Securities. Our securities portfolio decreased by $76.6 million, or 14.1%, to $466.0 million at September 30, 2014 from $542.6 million at December 31, 2013. The decrease in our securities portfolio primarily resulted from paydowns and maturities totaling $1.2 billion, which were partially offset by purchases totaling $1.1 billion. The majority of these purchases were done for tax strategy purposes. Proceeds from paydowns and maturities of securities were used to fund loan growth.

Deposits. Total deposits increased by $231.8 million, or 10.2%, to $2.50 billion at September 30, 2014 from $2.26 billion at December 31, 2013.

	September 30, 2014	December 31, 2013	Dollar Change	Percent Change
	(Dollars in thousands)
Non-interest-bearing demand	$483,784	$410,933	$72,851	17.7%
Interest-bearing demand	454,416	474,515	(20,099)	(4.2)
Savings and money market	1,057,912	904,576	153,336	17.0
Time	500,356	474,615	25,741	5.4
Total deposits	$2,496,468	$2,264,639	$231,829	10.2%

The increase in deposits from December 31, 2013 was primarily due to a $153.3 million, or 17.0%, increase in savings and money market deposits. This growth in savings and money market deposits includes $75.9 million in savings deposits from other financial institutions (a program initiated in the second quarter of 2014), as well as increases in both consumer and commercial savings and money market deposit balances. Non-interest-bearing demand deposits increased by $72.9 million, or 17.7%, to $483.8 million at September 30, 2014 which was driven by higher balances in commercial checking products, while time deposits increased by $25.7 million, or 5.4%. The increased deposit balances were used to fund loan growth.
Borrowings. FHLB advances, net of a $1.4 million restructuring prepayment penalty, increased by $160.6 million, or 25.1%, to $799.7 million at September 30, 2014 from $639.1 million at December 31, 2013. The outstanding balance of FHLB advances increased due to higher Warehouse Purchase Program balances at September 30, 2014, of which a portion had been strategically funded with short-term advances. At September 30, 2014, the Company was eligible to borrow an additional $264.9 million from the FHLB. Additionally, the Company has five available federal funds lines of credit with other financial institutions totaling $125.0 million and was eligible to borrow $55.3 million from the Federal Reserve Bank discount window. In addition to FHLB advances, at September 30, 2014 the Company had a $25.0 million outstanding repurchase agreement with Credit Suisse.
The table below shows FHLB advances by maturity and weighted average rate at September 30, 2014:

	Balance	Weighted Average Rate
	(Dollars in thousands)
Less than 90 days	$649,011	0.22%
90 days to less than one year	38,570	4.60
One to three years	90,387	2.74
After three to five years	18,695	4.42
After five years	4,451	5.49
	801,114	0.84%
Restructuring prepayment penalty	(1,410)
Total	$799,704

Shareholders’ Equity. Total shareholders' equity increased by $19.7 million, or 3.6%, to $564.1 million at September 30, 2014 from $544.5 million at December 31, 2013.

	September 30, 2014	December 31, 2013	Dollar Change	Percent Change
	(Dollars in thousands)
Common stock	$400	$399	$1	0.3%
Additional paid-in capital	383,779	377,657	6,122	1.6
Retained earnings	194,663	183,236	11,427	6.2
Accumulated other comprehensive income (loss), net	635	(383)	1,018	N/M [1]
Unearned ESOP shares	(15,350)	(16,449)	1,099	(6.7)
Total shareholders’ equity	$564,127	$544,460	$19,667	3.6%
1 N/M - not meaningful
Retained earnings were increased by net income of $25.8 million recognized during the nine months ended September 30, 2014. The increase due to net income was partially offset by the payment of three quarterly dividends totaling $0.36 per common share, or $14.4 million, during the nine months ended September 30, 2014.
Comparison of Results of Operations for the Three Months Ended September 30, 2014 and 2013

General. Net income for the three months ended September 30, 2014 was $9.3 million, an increase of $1.1 million, or 13.4%, from net income of $8.2 million for the three months ended September 30, 2013. The increase in net income was driven by a $5.1 million increase in interest income on loans and a $502,000 decrease in interest expense, partially offset by a $2.7 million increase in the provision for loan losses, a decrease in non-interest income of $168,000 and a $618,000 increase in non-interest expense. Basic and diluted earnings per share for the three months ended September 30, 2014 was $0.24, a $0.02 increase from $0.22 for the three months ended September 30, 2013.

Interest Income. Interest income increased by $5.0 million, or 14.7%, to $38.9 million for the three months ended September 30, 2014 from $33.9 million for the three months ended September 30, 2013.

	Three Months Ended September 30,		Dollar Change	Percent Change
	2014	2013
	(Dollars in thousands)
Interest and dividend income
Loans, including fees	$35,872	$30,805	$5,067	16.4%
Securities	2,787	2,905	(118)	(4.1)
Interest-bearing deposits in other financial institutions	57	32	25	78.1
FHLB and Federal Reserve Bank stock	139	133	6	4.5
	$38,855	$33,875	$4,980	14.7%

The $5.0 million increase in interest income compared to the three months ended September 30, 2013 was primarily due to a $5.1 million, or 16.4%, increase in interest income on loans, which was driven by higher commercial loan volume. For the three months ended September 30, 2014 the average balance of commercial and industrial loans increased by $324.9 million, or 96.2%, compared to the three months ended September 30, 2013 which resulted in a $3.2 million increase in interest income. Additionally, the average balance of commercial real estate loans increased by $180.5 million, or 17.9%, for the three months ended September 30, 2014 compared to the same period in 2013, contributing $2.4 million of the increase in loan interest income. The increases in loan interest income related to commercial loan volume were partially offset by a $40.7 million, or 5.9%, decrease in the average balance of Warehouse Purchase Program loans for the three months ended September 30, 2014 compared to the same period in 2013, as well as reductions in yields on all loan portfolios.

Interest Expense. Interest expense decreased by $502,000, or 10.7%, to $4.2 million for the three months ended September 30, 2014 from $4.7 million for the three months ended September 30, 2013.

	Three Months Ended September 30,		Dollar Change	Percent Change
	2014	2013
	(Dollars in thousands)
Interest expense
Deposits	$2,021	$2,411	$(390)	(16.2)%
FHLB advances	1,957	2,066	(109)	(5.3)
Repurchase agreement	205	206	(1)	(0.5)
Other borrowings	2	4	(2)	(50.0)
	$4,185	$4,687	$(502)	(10.7)%

The decrease in interest expense for the three months ended September 30, 2014 compared to the same period in 2013, was primarily due to a $390,000, or 16.2%, decrease in interest expense on deposits, as well as a $109,000, or 5.3%, decrease in interest expense on FHLB advances. These declines resulted from a 53 basis point reduction in the average rate paid on time deposits, as well as a 37 basis point decrease in the average rate paid on borrowings. Average balances of all deposit categories and borrowings increased compared to the three months ended September 30, 2013 which partially offset the decline in interest expense related to lower rates. The average cost of interest-bearing liabilities decreased by 18 basis points to 0.61% for the three months ended September 30, 2014 compared to 0.79% for the same period in 2013.

Net Interest Income. Net interest income increased by $5.5 million, or 18.8%, to $34.7 million for the three months ended September 30, 2014 from $29.2 million for the three months ended September 30, 2013. The net interest margin increased by 17 basis points to 3.80% for the three months ended September 30, 2014 from 3.63% for the same period last year. The net interest rate spread increased by 22 basis points to 3.65% for the three months ended September 30, 2014 from 3.43% for the same period last year. The increases in the net interest margin and spread were primarily attributable to changes in the earning asset mix, as we increased volume in higher-yielding commercial loans, as well as lowered rates on borrowings and time and interest-bearing demand deposits. Also, the 17 basis point increase in the net interest margin compared to the three months ended September 30, 2013 included $377,000 of interest income reversed in September 2013 on three non-performing commercial real estate loans that were sold at par in the same month. Accretion of interest related to the 2012 Highlands acquisition contributed three basis points to the net interest margin for the three months ended September 30, 2014 compared to seven basis points for the three months ended September 30, 2013.

Provision for Loan Losses. The Company recorded a provision for loan losses of $2.5 million for the three months ended September 30, 2014 compared to a benefit of $158,000 for the three months ended September 30, 2013. The increase in the provision for loan losses compared to the three months ended September 30, 2013 was primarily related to increased commercial loan production, as commercial balances increased by $489.0 million from September 30, 2013. Net charge-offs totaled $366,000 for the three months ended September 30, 2014 compared to $250,000 for the three months ended September 30, 2013.

Non-interest Income. Non-interest income decreased by $168,000, or 3.2%, to $5.1 million for the three months ended September 30, 2014 from $5.2 million for the three months ended September 30, 2013.

	Three Months Ended September 30,		Dollar Change	Percent Change
	2014	2013
	(Dollars in thousands)
Non-interest income
Service charges and fees	$4,571	$4,460	$111	2.5%
Other charges and fees	227	300	(73)	(24.3)
Bank-owned life insurance income	147	148	(1)	(0.7)
Gain (loss) on sale and disposition of assets	(85)	41	(126)	N/M [1]
Other	198	277	(79)	(28.5)
	$5,058	$5,226	$(168)	(3.2)%
1 N/M - not meaningful

The $168,000 decrease in non-interest income from the three months ended September 30, 2013 was primarily due to a $126,000 change in the gain (loss) on sale and disposition of assets, which was primarily attributable to $85,000 in write-downs on other real estate owned during the three months ended September 30, 2014 compared to a $38,000 gain on other real estate owned during the three months ended September 30, 2013. A $111,000, or 2.5%, increase in service charges and fees from the three months ended September 30, 2013 primarily related to higher commercial loan pre-prepayment fees and debit card income, was offset by a $70,000 decrease in brokerage income (reported in other charges and fees) and a $79,000 decrease in other non-interest income.
Non-interest Expense. Non-interest expense increased by $618,000, or 2.8%, to $22.8 million for the three months ended September 30, 2014 from $22.2 million for the three months ended September 30, 2013.

	Three Months Ended September 30,		Dollar Change	Percent Change
	2014	2013
	(Dollars in thousands)
Non-interest expense
Salaries and employee benefits	$13,661	$13,546	$115	0.8%
Merger and acquisition costs	1,188	—	1,188	N/M [1]
Advertising	262	666	(404)	(60.7)
Occupancy and equipment	1,807	1,830	(23)	(1.3)
Outside professional services	569	682	(113)	(16.6)
Regulatory assessments	698	629	69	11.0
Data processing	1,739	1,733	6	0.3
Office operations	1,566	1,603	(37)	(2.3)
Other	1,301	1,484	(183)	(12.3)
	$22,791	$22,173	$618	2.8%
1 N/M - not meaningful

The increase in non-interest expense from the three months ended September 30, 2013 was primarily attributable to merger and acquisition costs related to the pending merger with LegacyTexas totaling $1.2 million during the three months ended September 30, 2014 with no comparable costs recognized during the three months ended September 30, 2013. Additionally, salaries and employee benefits expense increased by $115,000 compared to the three months ended September 30, 2013 primarily due to increased performance-based incentive accruals due to higher loan production, as well as increased ESOP expense due to a rise in the Company's stock price over the past year. Reductions in advertising, other non-interest expense and outside professional services expense partially offset these increases in non-interest expense for the three months ended September 30, 2014 compared to the same period in 2013.

Income Tax Expense. For the three months ended September 30, 2014 we recognized income tax expense of $5.1 million on our pre-tax income, which was an effective tax rate of 35.4%, compared to income tax expense of $4.2 million for the three months ended September 30, 2013 which was an effective tax rate of 33.8%. The difference in the effective tax rate was primarily due to permanent book-tax differences.

Comparison of Results of Operations for the Nine Months Ended September 30, 2014 and 2013

General. Net income for the nine months ended September 30, 2014 was $25.8 million, an increase of $1.4 million, or 5.6%, from net income of $24.4 million for the nine months ended September 30, 2013. The increase in net income was driven by a $9.0 million increase in net interest income, partially offset by a $1.5 million increase in the provision for loan losses, a decrease in non-interest income of $1.4 million and a $3.5 million increase in non-interest expense. Basic and diluted earnings per share for the nine months ended September 30, 2014 was $0.67, an increase of $0.03 from $0.64 for the nine months ended September 30, 2013.

Interest Income. Interest income increased by $7.1 million, or 6.9%, to $109.7 million for the nine months ended September 30, 2014 from $102.6 million for the nine months ended September 30, 2013.

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2014	2013
	(Dollars in thousands)
Interest and dividend income
Loans, including fees	$100,148	$93,334	$6,814	7.3%
Securities	8,930	8,768	162	1.8
Interest-bearing deposits in other financial institutions	185	88	97	110.2
FHLB and Federal Reserve Bank stock	405	400	5	1.3
	$109,668	$102,590	$7,078	6.9%

The increase in interest income for the nine months ended September 30, 2014 compared to the same period in 2013, was primarily due to a $6.8 million, or 7.3%, increase in interest income on loans, which was driven by higher commercial loan volume. For the nine months ended September 30, 2014 the average balance of commercial and industrial loans increased by $261.7 million, or 83.7%, compared to the nine months ended September 30, 2013 which resulted in a $7.2 million increase in interest income. Additionally, the average balance of commercial real estate loans increased by $226.1 million, or 24.1%, for the nine months ended September 30, 2014 compared to the same period in 2013, contributing $7.2 million of the increase in interest income. The increases in interest income related to commercial loan volume were partially offset by a $171.0 million, or 23.5%, decrease in the average balance of Warehouse Purchase Program loans for the nine months ended September 30, 2014 compared to the same period in 2013, as well as reductions in yields on all commercial and real estate loan portfolios.

The $162,000 increase in interest income on securities for the nine months ended September 30, 2014 compared to the same period in 2013, was primarily due to an 86 basis point increase in the average yield earned on agency collateralized mortgage obligations, which increased to 2.19% for the nine months ended September 30, 2014 from 1.33% for the nine months ended September 30, 2013.

    Interest Expense. Interest expense decreased by $1.9 million, or 13.5%, to $12.5 million for the nine months ended September 30, 2014 from $14.4 million for the nine months ended September 30, 2013.

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2014	2013
	(Dollars in thousands)
Interest expense
Deposits	$6,047	$7,293	$(1,246)	(17.1)%
FHLB advances	5,832	6,530	(698)	(10.7)
Repurchase agreement	610	610	—	—
Other borrowings	2	6	(4)	(66.7)
	$12,491	$14,439	$(1,948)	(13.5)%

The decrease in interest expense for the nine months ended September 30, 2014 compared to the same period in 2013, was primarily due to a $1.2 million, or 17.1%, decrease in interest expense on deposits, as well as a $698,000, or 10.7%, decrease in interest expense on FHLB advances. While volume was up in all deposit categories, a 51 basis point reduction in the average rate paid on time deposits, as well as a four basis point decline in the average rate paid on interest-bearing demand deposits, drove the decrease in interest expense on deposits for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The average rate paid on borrowings decreased by 17 basis points from the nine months ended September 30, 2013 also contributing to the reduction in interest expense. The average cost of interest-bearing liabilities decreased by 15 basis points to 0.65% for the nine months ended September 30, 2014 compared to 0.80% for the same period in 2013.

Net Interest Income. Net interest income increased by $9.0 million, or 10.2%, to $97.2 million for the nine months ended September 30, 2014 from $88.2 million for the nine months ended September 30, 2013. The net interest margin increased by nine basis points to 3.76% for the nine months ended September 30, 2014 from 3.67% for the same period last year. The net interest rate spread increased by 13 basis points to 3.60% for the nine months ended September 30, 2014 from 3.47% for the same period last year. The increases in the net interest margin and spread were primarily attributable to changes in the earning asset mix, as we increased volume in higher-yielding commercial loans, as well as lowered time and interest-bearing demand deposit rates.

Provision for Loan Losses. The provision for loan losses was $4.1 million for the nine months ended September 30, 2014, an increase of $1.5 million, or 58.1%, from $2.6 million for the nine months ended September 30, 2013. The increase in the provision for loan losses compared to the nine months ended September 30, 2013 was primarily related to increased commercial loan production, as commercial balances increased by $489.0 million from September 30, 2013. Net charge-offs totaled $857,000 for the nine months ended September 30, 2014 compared to $1.8 million for the nine months ended September 30, 2013.

Non-interest Income. Non-interest income decreased by $1.4 million, or 8.2%, to $15.4 million for the nine months ended September 30, 2014 from $16.8 million for the nine months ended September 30, 2013.

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2014	2013
	(Dollars in thousands)
Non-interest income
Service charges and fees	$13,743	$13,519	$224	1.7%
Other charges and fees	676	691	(15)	(2.2)
Bank-owned life insurance income	445	463	(18)	(3.9)
Loss on sale of available for sale securities	—	(177)	177	(100.0)
Gain on sale and disposition of assets	643	715	(72)	(10.1)
Other	(58)	1,617	(1,675)	N/M [1]
	$15,449	$16,828	$(1,379)	(8.2)%
1 N/M - not meaningful

The $1.4 million decrease in non-interest income from the nine months ended September 30, 2013 was primarily attributable to a $1.7 million decrease in other non-interest income, caused by a net increase of $825,000 in a community development-oriented private equity fund used for Community Reinvestment Act purposes recognized during the 2013 period that was not repeated in the 2014 period. This decrease was partially offset by a $177,000 loss on the sale of available-for-sale securities recorded in the 2013 period with no comparable loss recorded in the 2014 period, as well as a $224,000 increase in service charges and fees from the nine months ended September 30, 2013 primarily due to higher commercial loan syndication fees and debit card income.
Non-interest Expense. Non-interest expense increased by $3.5 million, or 5.5%, to $68.3 million for the nine months ended September 30, 2014 from $64.7 million for the nine months ended September 30, 2013.

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2014	2013
	(Dollars in thousands)
Non-interest expense
Salaries and employee benefits	$41,920	$38,989	$2,931	7.5%
Merger and acquisition costs	2,009	—	2,009	N/M [1]
Advertising	1,110	1,930	(820)	(42.5)
Occupancy and equipment	5,518	5,558	(40)	(0.7)
Outside professional services	1,580	1,936	(356)	(18.4)
Regulatory assessments	2,013	1,858	155	8.3
Data processing	5,109	4,980	129	2.6
Office operations	4,963	5,002	(39)	(0.8)
Other	4,074	4,496	(422)	(9.4)
	$68,296	$64,749	$3,547	5.5%
1 N/M - not meaningful

The increase in non-interest expense from the nine months ended September 30, 2013 was primarily attributable to a $2.9 million, or 7.5%, increase in salaries and employee benefits expense, resulting from increased performance-based incentive accruals due to higher loan production, as well as increased ESOP and share-based compensation expense due to the rise in the Company's stock price. The Company incurred merger and acquisition costs related to the pending merger with LegacyTexas totaling $2.0 million during the nine months ended September 30, 2014 with no comparable costs recognized during the nine months ended September 30, 2013. Reductions in advertising, outside professional services and other non-interest expense for the nine months ended September 30, 2014 compared to the same period in 2013, partially offset these increases in non-interest expense.
Income Tax Expense. For the nine months ended September 30, 2014 we recognized income tax expense of $14.4 million on our pre-tax income, which was an effective tax rate of 35.9%, compared to income tax expense of $13.2 million for the nine months ended September 30, 2013 which was an effective tax rate of 35.1%. The difference in the effective tax rate was primarily due to permanent book-tax differences.
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

	Three Months Ended September 30,
	2014			2013
	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$1,187,982	$16,258	5.47%	$1,007,449	$13,841	5.50%
Warehouse Purchase Program	645,148	5,738	3.56	685,852	6,617	3.86
Commercial and industrial	662,504	6,923	4.18	337,583	3,711	4.40
Consumer real estate	513,768	6,315	4.92	453,939	5,840	5.15
Other consumer	42,308	638	6.03	51,414	796	6.19
Less: deferred fees and allowance for loan loss	(22,663)	—	—	(18,982)	—	—
Loans receivable [1]	3,029,047	35,872	4.74	2,517,255	30,805	4.90
Agency mortgage-backed securities	254,338	1,366	2.15	303,316	1,523	2.01
Agency collateralized mortgage obligations	158,645	841	2.12	225,946	794	1.41
Investment securities	78,901	580	2.94	75,271	588	3.12
FHLB and FRB stock	41,066	139	1.35	35,508	133	1.50
Interest-earning deposit accounts	90,246	57	0.25	54,860	32	0.23
Total interest-earning assets	3,652,243	38,855	4.26	3,212,156	33,875	4.22
Non-interest-earning assets	185,181			178,681
Total assets	$3,837,424			$3,390,837
Interest-bearing liabilities:
Interest-bearing demand	$460,192	407	0.35	$448,241	438	0.39
Savings and money market	1,060,311	812	0.31	892,355	617	0.28
Time	492,864	802	0.65	458,431	1,356	1.18
Borrowings	733,615	2,164	1.18	587,651	2,276	1.55
Total interest-bearing liabilities	2,746,982	4,185	0.61	2,386,678	4,687	0.79
Non-interest-bearing demand	456,115			405,344
Non-interest-bearing liabilities	72,305			60,914
Total liabilities	3,275,402			2,852,936
Total shareholders’ equity	562,022			537,901
Total liabilities and shareholders’ equity	$3,837,424			$3,390,837
Net interest income and margin		$34,670	3.80%		$29,188	3.63%
Net interest income and margin (tax-equivalent basis) [2]		$34,867	3.82%		$29,390	3.66%
Net interest rate spread			3.65%			3.43%
Net earning assets	$905,261			$825,478
Average interest-earning assets to average interest-bearing liabilities	132.95%			134.59%
[1]	Calculated net of deferred fees, loan discounts, loans in process and allowance for loan losses.
[2]
In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for 2014 and 2013. Tax-exempt investments and loans had an average balance of $67.4 million and $69.5 million for the three months ended September 30, 2014 and 2013, respectively.

	Nine Months Ended September 30,
	2014			2013
	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$1,162,802	$47,460	5.44%	$936,695	$40,250	5.73%
Warehouse Purchase Program	555,394	14,894	3.58	726,363	21,166	3.89
Commercial and industrial	574,283	18,022	4.18	312,625	10,814	4.61
Consumer real estate	478,582	17,772	4.95	478,190	18,675	5.21
Other consumer	44,292	2,000	6.02	54,091	2,429	5.99
Less: deferred fees and allowance for loan loss	(21,711)	—	—	(18,297)	—	—
Loans receivable [1]	2,793,642	100,148	4.78	2,489,667	93,334	5.00
Agency mortgage-backed securities	265,629	4,378	2.20	306,650	4,589	2.00
Agency collateralized mortgage obligations	171,313	2,813	2.19	255,984	2,546	1.33
Investment securities	73,960	1,739	3.14	66,181	1,633	3.29
FHLB and FRB stock	36,157	405	1.49	36,087	400	1.48
Interest-earning deposit accounts	101,766	185	0.24	51,591	88	0.23
Total interest-earning assets	3,442,467	109,668	4.25	3,206,160	102,590	4.27
Non-interest-earning assets	184,346			183,234
Total assets	$3,626,813			$3,389,394
Interest-bearing liabilities:
Interest-bearing demand	$463,071	1,257	0.36	$457,624	1,374	0.40
Savings and money market	993,582	2,199	0.30	884,571	1,806	0.27
Time	496,364	2,591	0.70	453,234	4,113	1.21
Borrowings	626,703	6,444	1.37	619,184	7,146	1.54
Total interest-bearing liabilities	2,579,720	12,491	0.65	2,414,613	14,439	0.80
Non-interest-bearing demand	428,744			388,932
Non-interest-bearing liabilities	63,720			52,894
Total liabilities	3,072,184			2,856,439
Total shareholders’ equity	554,629			532,955
Total liabilities and shareholders’ equity	$3,626,813			$3,389,394
Net interest income and margin		$97,177	3.76%		$88,151	3.67%
Net interest income and margin (tax-equivalent basis) [2]		$97,771	3.79%		$88,712	3.69%
Net interest rate spread			3.60%			3.47%
Net earning assets	$862,747			$791,547
Average interest-earning assets to average interest-bearing liabilities	133.44%			132.78%
[1]	Calculated net of deferred fees, loan discounts, loans in process and allowance for loan losses.
[2]
In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for 2014 and 2013. Tax-exempt investments and loans had an average balance of $67.7 million and $61.2 million for the nine months ended September 30, 2014 and 2013, respectively.

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

	Three Months Ended September 30,
	2014 versus 2013
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$2,471	$(54)	$2,417
Warehouse Purchase Program	(379)	(500)	(879)
Commercial and industrial	3,404	(192)	3,212
Consumer real estate	744	(269)	475
Other consumer	(138)	(20)	(158)
Loans receivable	6,102	(1,035)	5,067
Agency mortgage-backed securities	(258)	101	(157)
Agency collateralized mortgage obligations	(281)	328	47
Investment securities	28	(36)	(8)
FHLB and FRB stock	20	(14)	6
Interest-earning deposit accounts	22	3	25
Total interest-earning assets	5,633	(653)	4,980
Interest-bearing liabilities:
Interest-bearing demand	11	(42)	(31)
Savings and money market	124	71	195
Time	95	(649)	(554)
Borrowings	497	(609)	(112)
Total interest-bearing liabilities	727	(1,229)	(502)
Net interest income	$4,906	$576	$5,482

	Nine Months Ended September 30,
	2014 versus 2013
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$9,312	$(2,102)	$7,210
Warehouse Purchase Program	(4,685)	(1,587)	(6,272)
Commercial and industrial	8,295	(1,087)	7,208
Consumer real estate	15	(918)	(903)
Other consumer	(442)	13	(429)
Loans receivable	12,495	(5,681)	6,814
Agency mortgage-backed securities	(649)	438	(211)
Agency collateralized mortgage obligations	(1,027)	1,294	267
Investment securities	185	(79)	106
FHLB and FRB stock	1	4	5
Interest-earning deposit accounts	91	6	97
Total interest-earning assets	11,096	(4,018)	7,078
Interest-bearing liabilities:
Interest-bearing demand	16	(133)	(117)
Savings and money market	234	159	393
Time	361	(1,883)	(1,522)
Borrowings	86	(788)	(702)
Total interest-bearing liabilities	697	(2,645)	(1,948)
Net interest income	$10,399	$(1,373)	$9,026

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
In addition to the primary sources of funds, management has several secondary sources available to meet potential funding requirements. At September 30, 2014, the Company had an additional borrowing capacity of $264.9 million with the FHLB. Also, at September 30, 2014, the Company had $125.0 million in federal funds lines of credit available with other financial institutions. The Company may also use the discount window at the Federal Reserve Bank as a source of short-term funding. Federal Reserve Bank borrowing capacity varies based upon securities pledged to the discount window line. At September 30, 2014, securities pledged had a collateral value of $55.3 million.
At September 30, 2014, the Company had classified 45.4% of its securities portfolio as available for sale (including pledged securities), providing an additional source of liquidity. Management believes that because active markets exist and our securities portfolio is of high quality, our available for sale securities are marketable. Participations in loans we originate, including portions of commercial real estate loans, are sold to create another source of liquidity and to manage borrower concentration risk as well as interest rate risk.
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
The Liquidity Committee monitors liquidity positions and projections. Liquidity contingency planning is added to the Committee's process by focusing on possible scenarios that would stress liquidity beyond the Bank's normal business liquidity needs. These scenarios may include macro-economic and bank specific situations focusing on high probability-high impact, high probability-low impact, low probability-high impact, and low probability-low impact stressors.
Management recognizes that the events and their severity of liquidity stress leading up to and occurring during a liquidity stress event cannot be precisely defined or listed. Nevertheless, management believes that liquidity stress events can be categorized into sources and uses of liquidity, and levels of severity, with responses that apply to various situations.
The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. The Company has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At September 30, 2014, the Company (on an unconsolidated basis) had liquid assets of $49.5 million.
On November 25, 2013, the Company and LegacyTexas announced that they had entered into a definitive merger agreement whereby LegacyTexas will merge into the Company and, immediately thereafter, the Bank will merge into LegacyTexas’ subsidiary bank, LegacyTexas Bank. Under the terms of the agreement, the Company will issue 7.85 million shares of the Company's common stock and pay approximately $115 million in cash for all the outstanding stock of LegacyTexas. LegacyTexas' shareholders approved the merger on May 19, 2014, and on August 29, 2014, the Company and LegacyTexas announced that additional time will be required to obtain regulatory approvals and to satisfy customary closing conditions necessary to complete the merger, and have amended their merger agreement to extend the agreement to December 31, 2014.
The Company uses its sources of funds primarily to meet its expenses, pay maturing deposits and fund withdrawals, and to fund loan commitments. Total approved loan commitments (including Warehouse Purchase Program commitments, unused lines of credit and letters of credit) amounted to $864.0 million and $988.7 million at September 30, 2014, and December 31, 2013, respectively. It is management's policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Company. Certificates of deposit scheduled to mature in one year or less at September 30, 2014 totaled $349.0 million with a weighted average rate of 0.54%.
During the nine months ended September 30, 2014, cash and cash equivalents increased by $2.3 million, or 2.6%, to $90.3 million at September 30, 2014 from $88.0 million at December 31, 2013. Operating activities provided cash of $57.1 million and financing activities provided cash of $379.0 million, which was partially offset by cash used in investing activities of $433.8 million. Primary sources of cash for the nine months ended September 30, 2014 included pay-offs of Warehouse Purchase Program loans totaling $8.6 billion, proceeds from FHLB advances of $620.0 million and maturities, prepayments and calls of available-for-sale securities of $1.2 billion. Primary uses of cash for the nine months ended September 30, 2014 included originations of Warehouse Purchase Program loans totaling $8.7 billion, repayments on FHLB advances of $459.4 million, net funding of loans held for investment of $439.2 million and purchases of available-for-sale securities of $1.1 billion.
Please see Item 1A (Risk Factors) under Part 1 of the Company's 2013 Form 10-K for information regarding liquidity risk.

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments

The following table presents our longer term, non-deposit related, contractual obligations and commitments to extend credit to our borrowers, in aggregate and by payment due dates (not including any interest amounts). In addition to the commitments below, the Company had overdraft protection available to its depositors in the amount of $71.5 million and credit card guarantees outstanding in the amount of $382,000 at September 30, 2014.

	September 30, 2014
	Less than One Year	One through Three Years	Four through Five Years	After Five Years	Total
	(Dollars in thousands)
Contractual obligations:
Deposits without a stated maturity	$1,996,112	$—	$—	$—	$1,996,112
Certificates of deposit	348,955	138,864	10,589	1,948	500,356
FHLB advances (gross of restructuring prepayment penalty of $1,410)	687,581	90,387	18,695	4,451	801,114
Repurchase agreement	—	—	25,000	—	25,000
Private equity fund for Community Reinvestment Act purposes	3,480	—	—	—	3,480
Operating leases (premises)	2,449	3,946	1,691	4,657	12,743
Total contractual obligations	$3,038,577	$233,197	$55,975	$11,056	3,338,805
Off-balance sheet loan commitments: [1]
Unused commitments to extend credit	$130,791	$128,319	$137,045	$56,340	452,495
Unused capacity on Warehouse Purchase Program loans	410,488	—	—	—	410,488
Standby letters of credit	913	104	—	—	1,017
Total loan commitments	$542,192	$128,423	$137,045	$56,340	864,000
Total contractual obligations and loan commitments					$4,202,805
[1] Loans having no stated maturity are reported in the “Less than One Year” category.

Capital Resources

The Bank and the Company are subject to minimum capital requirements imposed by the OCC and the FRB. Consistent with our goal to operate a sound and profitable organization, our policy is for the Bank and the Company to maintain “well-capitalized” status under the capital categories of the OCC and the FRB. Based on capital levels at September 30, 2014, and December 31, 2013 the Bank and the Company were considered to be well-capitalized.

At September 30, 2014, the Bank's equity totaled $461.0 million. The Company's consolidated equity totaled $564.1 million, or 14.3% of total assets, at September 30, 2014.

	Actual		Required for Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2014	(Dollars in thousands)
Total risk-based capital
the Company	$555,569	16.72%	$265,821	8.00%	$332,276	10.00%
the Bank	452,440	13.62	265,724	8.00	332,155	10.00
Tier 1 risk-based capital
the Company	532,984	16.04	132,911	4.00	199,366	6.00
the Bank	429,855	12.94	132,862	4.00	199,293	6.00
Tier 1 leverage
the Company	532,984	14.03	151,977	4.00	189,971	5.00
the Bank	429,855	11.31	151,992	4.00	189,990	5.00

December 31, 2013
Total risk-based capital
the Company	$533,266	18.85%	$226,316	8.00%	$282,895	10.00%
the Bank	431,442	15.26	226,181	8.00	282,727	10.00
Tier 1 risk-based capital
the Company	513,908	18.17	113,158	4.00	169,737	6.00
the Bank	412,084	14.58	113,091	4.00	169,636	6.00
Tier 1 leverage
the Company	513,908	15.67	131,197	4.00	163,996	5.00
the Bank	412,084	12.56	131,217	4.00	164,021	5.00

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
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
As illustrated in the tables below, the Bank was within policy limits for all scenarios tested. The tables presented below, as of September 30, 2014, and December 31, 2013, are internal analyses of our interest rate risk as measured by changes in EVE and EAR for instantaneous, parallel, and sustained shifts for all market rates and yield curves, in 100 basis point increments, up 400 basis points and down 100 basis points.
As illustrated in the tables below, our EVE would be negatively impacted by a parallel, instantaneous, and sustained increase in market rates. Such an increase in rates would negatively impact EVE as a result of the duration of assets, including loans and investments, being longer than the duration of liabilities, primarily deposit accounts and FHLB borrowings. As illustrated in the table below at September 30, 2014 our EAR would be positively impacted by a parallel, instantaneous, and sustained increase in market rates of 200, 300, or 400 basis points. As market interest rates rise and variable loan rates move above their floors, the interest rate repricing of variable rate and maturing loans and securities increases net interest income.

September 30, 2014
Change in Interest Rates in Basis Points	Economic Value of Equity				Earnings at Risk (12 months)
	Estimated EVE	Estimated Increase / (Decrease) in EVE		EVE Ratio %	Estimated Net Interest Income	Increase / (Decrease) in Estimated Net Interest Income
	$ Amount	$ Change	% Change		$ Amount	$ Change	% Change
	(Dollars in thousands)
400	574,766	(48,210)	(7.74)	15.61	157,507	17,737	12.69
300	594,092	(28,884)	(4.64)	15.82	151,564	11,794	8.44
200	604,416	(18,560)	(2.98)	15.80	145,684	5,914	4.23
100	615,552	(7,424)	(1.19)	15.79	139,712	(58)	(0.04)
—	622,976	—	—	15.69	139,770	—	—
(100)	634,211	11,235	1.80	15.63	136,695	(3,075)	(2.20)

December 31, 2013
Change in Interest Rates in Basis Points	Economic Value of Equity				Earnings at Risk (12 months)
	Estimated EVE	Estimated Increase / (Decrease) in EVE		EVE Ratio %	Estimated Net Interest Income	Increase / (Decrease) in Estimated Net Interest Income
	$ Amount	$ Change	% Change		$ Amount	$ Change	% Change
	(Dollars in thousands)
400	549,795	(51,978)	(8.64)	16.73	133,556	11,026	9.00
300	567,418	(34,355)	(5.71)	16.92	129,170	6,640	5.42
200	580,197	(21,576)	(3.59)	16.96	124,779	2,249	1.84
100	592,724	(9,049)	(1.50)	16.99	120,245	(2,285)	(1.86)
—	601,773	—	—	16.92	122,530	—	—
(100)	604,473	2,700	0.45	16.67	120,556	(1,974)	(1.61)

The Bank's EVE was $623.0 million, or 15.69%, of the market value of portfolio assets as of September 30, 2014, a $21.2 million increase from $601.8 million, or 16.92%, of the market value of portfolio assets as of December 31, 2013. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in an $18.6 million decrease in our EVE at September 30, 2014 compared to a $21.6 million decrease at December 31, 2013, and would result in an 11 basis point increase in our EVE ratio at September 30, 2014 as compared to a four basis point increase to 16.96% at December 31, 2013. An immediate 100 basis point decrease in market interest rates would result in an $11.2 million increase in our EVE at September 30, 2014 compared to a $2.7 million increase at December 31, 2013, and would result in a six basis point decrease in our EVE ratio to 15.63% at September 30, 2014, as compared to a 25 basis point decrease in our EVE ratio to 16.67% at December 31, 2013.
The Bank's projected EAR for the twelve months ending September 30, 2015 is $139.8 million, compared to $122.5 million for the twelve months ending December 31, 2014. Based on the assumptions utilized, an immediate 200 basis point increase in market rates would result in a $5.9 million, or 4.23%, increase in net interest income for the twelve months ending September 30, 2015 compared to a $2.2 million, or 1.84%, increase for the twelve months ending December 31, 2014. An immediate 100 basis point decrease in market rates would result in a $3.1 million decrease in net interest income for the twelve months ending September 30, 2015 compared to a $2.0 million decrease for the twelve months ending December 31, 2014.
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

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2014. Based on that evaluation, the Company's Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company's internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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
The Company did not repurchase any of its common stock during the quarter ended September 30, 2014.

Item 3.	Defaults upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits

Exhibit
Number	Description

2.1
Agreement and Plan of Merger by and between the Registrant and Highlands Bancshares, Inc. (incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 9, 2011 (File No. 001-34737))

2.2
Agreement and Plan of Merger, dated as of November 25, 2013, by and between the Registrant and LegacyTexas Group, Inc. (incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 25, 2013 (File No. 001-34737))

2.3
Amendment No. One to the Agreement and Plan of Merger, dated as of February 19, 2014, by and between the Registrant and LegacyTexas Group, Inc. (incorporated herein by reference to Exhibit 2.3 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 26, 2014 (File No. 001-34737))

2.4
Amendment No. Two to the Agreement and Plan of Merger, dated as of August 29, 2014, by and between the Registrant and LegacyTexas Group, Inc. (incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 29, 2014 (File No. 001-34737))

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

101*
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Condensed Notes to Unaudited Consolidated Interim Financial Statements.

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
ViewPoint Financial Group, Inc.
(Registrant)

Date:	October 28, 2014	By:	/s/ Kevin J. Hanigan
Kevin J. Hanigan,
President and Chief Executive Officer
(Duly Authorized Officer)

Date:	October 28, 2014	By:	/s/ Kari J. Anderson
Kari J. Anderson,
Chief Accounting Officer
(Interim Principal Financial Officer)

EXHIBIT INDEX
Exhibits:

31.1	Certification of the Chief Executive Officer
31.2	Certification of the Principal Financial Officer
32.0	Section 1350 Certifications
101*
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Condensed Notes to Unaudited Consolidated Interim Financial Statements.*

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.