Form 10-K
period 2014-12-31
LegacyTexas Financial Group, Inc.
filed 2015-02-25
CIK 1487052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-34737
LEGACYTEXAS FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Maryland	27-2176993
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5851 Legacy Circle, Plano, Texas	75024
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (972) 578-5000
Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange on Which
Title of Each Class	Registered
Common Stock, par value $0.01 per share	Nasdaq Global Select Market
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant was $1,052.9 million as of June 30, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter. Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are “affiliates”.
There were issued and outstanding 47,686,121 shares of the Registrant’s common stock as of February 23, 2015.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of Form 10-K
Portions of the definitive Proxy Statement to be used in conjunction with the Registrant’s Annual Meeting of Shareholders to be held on May 18, 2015.	Part III

LEGACYTEXAS FINANCIAL GROUP, INC.
(Formerly Known as ViewPoint Financial Group, Inc.)
FORM 10-K
December 31, 2014

PART I

Item 1.	Business

The disclosures set forth in this item are qualified by Item 1A. Risk Factors and the section captioned “Special Note Regarding Forward-Looking Statements” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report.
General
The Company is a Maryland corporation and LegacyTexas Bank is its wholly owned principal operating subsidiary. On January 1, 2015, LegacyTexas Group, Inc. merged into the Company and the Company changed its name from ViewPoint Financial Group, Inc. to LegacyTexas Financial Group, Inc. As part of the merger, ViewPoint Bank, N.A., the wholly owned subsidiary of the Company, merged with and into LegacyTexas Bank, the wholly-owned subsidiary of LegacyTexas Group, Inc. prior to the merger, with LegacyTexas Bank as the surviving bank.
In connection with the Company’s name change to LegacyTexas Financial Group, Inc., its ticker symbol on the Nasdaq Global Select Market was changed from VPFG to LTXB.
Unless the context otherwise requires, references in this document to the “Company” refer to LegacyTexas Financial Group, Inc. (formerly known as ViewPoint Financial Group, Inc.) and its predecessor, ViewPoint Financial Group, a United States corporation, and references to the “Bank” refer to ViewPoint Bank, N.A. which was the Company's wholly owned operating subsidiary prior to January 1, 2015, at which time it was merged with and into LegacyTexas Bank. References to “we,” “us,” and “our” means LegacyTexas Financial Group, Inc. or ViewPoint Bank, N.A., unless the context otherwise requires.
Until its merger with LegacyTexas Bank on January 1, 2015, the Bank operated under a national bank charter, with oversight by the Office of the Comptroller of the Currency (“OCC”) and back-up oversight by the Federal Deposit Insurance Corporation (“FDIC”). Effective January 1, 2015, regulators of LegacyTexas Bank are the Texas Department of Banking (“TDOB”) and the Board of Governors of the Federal Reserve System (“FRB”) with back-up oversight by the FDIC. LegacyTexas Bank is required to have certain reserves and stock set by the FRB. LegacyTexas Bank is a member of the Federal Home Loan Bank of Dallas, one of the 12 regional banks in the Federal Home Loan Bank System (“FHLB”). The Company is regulated by the FRB.
Business Strategies

Our principal business consists of attracting retail deposits from the general public and the business community and investing those funds, along with borrowed funds, in commercial real estate loans, secured and unsecured commercial and industrial loans, as well as permanent loans secured by first and second mortgages on owner-occupied, one- to four-family residences and consumer loans. Additionally, the Warehouse Purchase Program allows mortgage banking company customers to close one- to four-family real estate loans in their own name and manage its cash flow needs until the loans are sold to investors. We also offer brokerage services for the purchase and sale of non-deposit investment and insurance products through a third party brokerage arrangement. Our operating revenues are derived principally from interest earned on interest-earning assets, including loans and investment securities and service charges and fees on deposits and other account services. Our primary sources of funds are deposits, FHLB advances and other borrowings, and payments received on loans and securities. We offer a variety of deposit accounts that provide a wide range of interest rates and terms, generally including savings, money market, term certificate and demand accounts.
Our principal objective is to be an independent, commercially-oriented, customer-focused financial services company, providing outstanding service and innovative products in our primary market area of North Texas. Our Board of Directors adopted a strategy designed to maintain growth and profitability, a strong capital position and high asset quality. This strategy primarily involves:

•	A strong focus on growth, both organically and through selective acquisitions
The merger with LegacyTexas Group, Inc., which was completed on January 1, 2015, completes our transition to a commercial bank, with a strong focus on meeting the needs of businesses and consumers in the North Texas area. We are committed to organically growing our loan portfolio, with a strong commercial focus including commercial real estate, commercial and industrial, and energy loans, while maintaining our high level of asset quality. We intend to fund loan growth with a core-funded, low-cost deposit base, which includes advancing our non-interest-bearing demand deposits, especially in the commercial sector, and using our wide array of Treasury Management services to serve as a catalyst for deposit growth. We will also continue to pursue selective acquisitions that will enhance our commercial business model.
•An emphasis on the total customer relationship while diversifying income sources and practicing prudent and focused expense management
We offer both commercial and retail customers a wide range of products and services that provide us with diversification of revenue sources and help us to solidify customer relationships. Our focus on commercial loan growth will positively impact interest income, and increasing our non-interest-bearing demand deposit base will help fund loans at a low cost. We aim to know our customers and their businesses better than our competition, provide effective ideas and solutions for their financial needs, and execute the delivery of these products and services in an efficient and professional manner. We plan to balance non-interest income growth through our relationship-driven approach with prudent and focused core expense management.
•Maintain strong asset quality
We believe that asset quality is a key to long-term financial success. We seek to maintain high asset quality and moderate credit risk by strictly adhering to our lending policies, which have historically resulted in low charge-off ratios and low levels of non-performing assets. As we continue to grow and diversify our loan portfolio, we plan to adhere to sound credit management principles.
•Strategic capital deployment
We plan to maintain strong capital ratios while increasing shareholder returns. Our current capital position provides us with the ability to pursue robust organic growth as well as acquisitions that will advance our business strategy.
Market Areas
We are headquartered in Plano, Texas, and, at December 31, 2014, we operated 31 full-service branches, 29 located in our primary market area, the Dallas/Fort Worth Metroplex, and two First National Bank of Jacksboro locations in Jack and Wise Counties in Texas. We also have one commercial loan production office located in Houston. The Company now operates 48 branches in 19 North Texas cities, including 45 branches in the Dallas-Fort Worth Metroplex, two branches in Jack and Wise counties and one branch in Weatherford. Based on the most recent branch deposit data provided by the FDIC (as of June 2014), we ranked fourth in deposit share in Collin County, with 8.73% of total deposits, and eleventh in the Dallas/Fort Worth Metropolitan Statistical Area, with 1.18% of total deposits.
Our market area includes a diverse population of management, professional and sales personnel, office employees, manufacturing and transportation workers, service industry workers, government employees and self-employed individuals. The population includes a skilled work force with a wide range of education levels and ethnic backgrounds. Major employment sectors include transportation, financial services, health and social services, telecommunications, manufacturing, education, retail trades, and professional services. There are 18 companies headquartered in the Dallas/Fort Worth Metroplex included on the Fortune 500 list as of December 31, 2014, and some larger employers headquartered in our market area include Exxon Mobil, AT&T, Kimberly-Clark, Dr. Pepper/Snapple, Texas Instruments, J.C. Penney, Dean Foods and Southwest Airlines.
For December 2014, the Dallas/Fort Worth Metroplex reported an unemployment rate (not seasonally adjusted) of 4.0%, compared to the national average of 5.4% (source is Bureau of Labor Statistics Local Area Unemployment Statistics Unemployment Rates for Metropolitan Areas, using the Dallas-Fort Worth-Arlington, Texas Metropolitan Statistical Area.)

Lending Activities
The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and discounts and allowances for losses) as of the dates indicated.

	December 31,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Loans held for investment:
Commercial real estate	$1,265,868	48.06%	$1,091,200	53.23%	$825,340	48.81%	$583,487	47.51%	$478,928	43.26%
Commercial and industrial:
Commercial	741,678	28.16	425,030	20.73	245,799	14.54	54,479	4.44	39,279	3.55
Warehouse lines of credit	40,146	1.53	14,400	0.70	32,726	1.94	16,141	1.31	—	—
Total commercial and industrial	781,824	29.69	439,430	21.43	278,525	16.48	70,620	5.75	39,279	3.55
Construction and land
Commercial construction and land	14,396	0.55	27,619	1.35	14,568	0.86	1,841	0.15	712	0.06
Consumer construction and land	6,902	0.26	2,628	0.13	6,614	0.39	10,011	0.82	14,179	1.28
Total construction and land	21,298	0.81	30,247	1.48	21,182	1.25	11,852	0.97	14,891	1.34

Consumer real estate	524,199	19.90	441,226	21.53	506,642	29.97	510,899	41.60	506,570	45.76
Other consumer	40,491	1.54	47,799	2.33	59,080	3.49	51,170	4.17	67,366	6.09
Gross loans held for investment, excluding Warehouse Purchase Program	2,633,680	100.00%	2,049,902	100.00%	1,690,769	100.00%	1,228,028	100.00%	1,107,034	100.00%
Net of:
Deferred fees and discounts, net	(2,927)		(1,267)		486		516		(73)
Allowance for loan losses	(25,549)		(19,358)		(18,051)		(17,487)		(14,847)
Net loans held for investment, excluding Warehouse Purchase Program	2,605,204		2,029,277		1,673,204		1,211,057		1,092,114
Warehouse Purchase Program	786,416		673,470		1,060,720		800,935		460,912
Total loans held for investment, net	$3,391,620		$2,702,747		$2,733,924		$2,011,992		$1,553,026

Loans held for sale:
ViewPoint Mortgage	$—		$—		$—		$33,417		$31,073

The following table shows the composition of our loan portfolio by fixed and adjustable rate as of the dates indicated.

	December 31,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed rate loans:
Commercial real estate	$728,168	27.65%	$564,312	27.53%	$445,885	26.37%	$308,820	25.15%	$299,706	27.07%
Commercial and industrial	67,592	2.57	76,002	3.71	46,805	2.77	25,408	2.07	26,744	2.42
Construction and land	5,764	0.22	8,948	0.43	4,662	0.28	1,966	0.16	2,887	0.26
Consumer real estate	337,109	12.80	326,122	15.91	383,879	22.70	389,064	31.68	377,276	34.08
Other consumer	32,257	1.22	38,705	1.89	49,035	2.90	40,549	3.30	50,229	4.54
Total fixed rate loans	1,170,890	44.46	1,014,089	49.47	930,266	55.02	765,807	62.36	756,842	68.37
Adjustable rate loans:
Commercial real estate	537,700	20.42	526,888	25.70	379,455	22.44	274,667	22.37	179,222	16.19
Commercial and industrial	714,232	27.12	363,428	17.73	231,720	13.71	45,212	3.68	12,535	1.13
Construction and land	15,534	0.59	21,299	1.04	16,520	0.98	9,886	0.81	12,004	1.08
Consumer real estate	187,090	7.10	115,104	5.62	122,763	7.26	121,835	9.92	129,294	11.68
Other consumer	8,234	0.31	9,094	0.44	10,045	0.59	10,621	0.86	17,137	1.55
Total adjustable rate loans	1,462,790	55.54	1,035,813	50.53	760,503	44.98	462,221	37.64	350,192	31.63
Gross loans held for investment, excluding Warehouse Purchase Program	2,633,680	100.00%	2,049,902	100.00%	1,690,769	100.00%	1,228,028	100.00%	1,107,034	100.00%
Net of:
Deferred fees and discounts, net	(2,927)		(1,267)		486		516		(73)
Allowance for loan losses	(25,549)		(19,358)		(18,051)		(17,487)		(14,847)
Net loans held for investment, excluding Warehouse Purchase Program	2,605,204		2,029,277		1,673,204		1,211,057		1,092,114

Warehouse Purchase Program:
Fixed rate loans	4,147	0.53%	234	0.03%	—	—%	—	—%	—	—%
Adjustable rate loans	782,269	99.47	673,236	99.97	1,060,720	100.00	800,935	100.00	460,912	100.00
Total Warehouse Purchase Program	786,416	100.00%	673,470	100.00%	1,060,720	100.00%	800,935	100.00%	460,912	100.00%

Loans held for investment, net	$3,391,620		$2,702,747		$2,733,924		$2,011,992		$1,553,026

Loans held for sale:
ViewPoint Mortgage	$—		$—		$—		$33,417		$31,073

The following schedules illustrate the contractual maturity and repricing information for the commercial and industrial and the construction and land portions of our loan portfolio at December 31, 2014. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. Purchased credit impaired loans are reported at their contractual interest rate. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Due During Years Ending December 31,
(Dollars in thousands)	2015 [1]	2016 - 2019	2020 and following	Total
Commercial and industrial	$458,932	$317,144	$5,748	$781,824
Construction and land	3,302	15,173	2,823	21,298
1 Includes demand loans and loans having no stated maturity

(Dollars in thousands)	Maturities after One Year
Loans with fixed interest rates	$54,488
Loans with floating or adjustable interest rates	286,400
Lending Authority. The Company's Chief Credit Officer can approve secured loans up to $3 million and unsecured loans up to $2 million, while the Company's Chief Executive Officer can approve either secured or unsecured loans up to $3 million. The Senior Loan Committee has authority to approve loans over these signature authority amounts.

At December 31, 2014, under federal regulation, the maximum amount we could lend to any one borrower and borrower's related entities was approximately $74.3 million. Our five largest relationships, excluding Warehouse Purchase Program customers, consisted of 20 loans that totaled $266.1 million, or 10.1% of total loans held for investment, at December 31, 2014. Of the 20 loans making up this total, 19 were secured by commercial real estate, with property types primarily being office, retail and multifamily in nature. The majority of property locations are in Texas, with primary and secondary market exposure. The largest relationship contains four loans totaling $60.7 million secured by office and retail projects. All of the aforementioned loans were performing in accordance with their terms at December 31, 2014.
Commercial Real Estate Lending. The commercial real estate lending initiative began in 2003 with the Company purchasing participations from financial institutions on a variety of investor owned commercial projects. This business model evolved into what is ongoing today: direct relationships with primarily regional owners of commercial retail and office projects occupied by local, regional, and national tenants. Although the Company has financed other project types (multifamily, industrial, mixed use, etc.), these other project types individually do not constitute a significant concentration of the commercial real estate portfolio. Our commercial real estate projects are primarily located in Texas, with the majority of the projects being located in major metropolitan markets, such as Dallas, Fort Worth, and Houston.
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

The Company's reliance on loan structures that emphasize upfront equity rather than back-end guaranty of payment provides multiple benefits to the Company, most driven by the lower initial loan balance. For example, the lower loan balance typically drives the initial loan to value ratio of each project well below regulatory requirements for commercial projects. This lower ratio also provides a cushion in case appraised values drop as a result of reduced occupancy, reduced cash flow, or increased capitalization rates. The low loan balance also aids in achieving a higher debt yield ratio (net operating income to loan amount), and a higher debt service coverage ratio (net operating income to debt service requirement), both important metrics for the Company. Escrows for taxes and insurance are typically maintained for loans in this portfolio, as well as funds for tenant improvement or leasing commissions as anticipated. Regular financial information is gathered so the Company can stay apprised of the financial status of the project. Although a guaranty of payment is not utilized on these transactions, the Company does require annual statements on the sponsors in order to identify other projects likely to cause financial hardship to our borrower.

This portfolio also includes a smaller portion of commercial real estate loans to owner occupied businesses. These loans are typically characterized by higher loan to value ratios than our other commercial real estate loans, but generally come with an unlimited guaranty of payment from the company owner(s). At December 31, 2014, the commercial real estate lending portfolio totaled $1.27 billion.
Commercial and Industrial Lending. The Company's commercial and industrial portfolio has grown from 3.5% of gross loans held for investment (excluding Warehouse Purchase Program loans) at December 31, 2010, to 29.7% at December 31, 2014. Our commercial and industrial borrowers are typically located within Texas, but often provide their products and services regionally or nationally. Loans are generally secured by a pledge on business assets such as accounts receivable, inventory, equipment, or vehicles, with the objective of reducing loan balances more quickly than the decline in useful life or value of the asset. The likelihood of loans being paid depends on the success of the business itself, and economic conditions can play a large role in the long-term viability of a company. We generally obtain personal guarantees for privately held companies.
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
Energy loans, which are reported as commercial and industrial loans, totaled $359.6 million at December 31, 2014, representing approximately 13.7% of total loans held for investment (excluding Warehouse Purchase Program loans) and 46.0% of total commercial and industrial loans. In May 2013, the Company formed its Energy Finance group, which is comprised of a group of seasoned lenders, executives, and credit risk professionals with more than 100 years of combined Texas energy experience, to focus on providing loans to private and public oil and gas companies throughout the United States. The group also offers the Bank's full array of commercial services, including Treasury Management and letters of credit, to its customers. The vast majority of the loans in the Energy portfolio are reserve based loans, secured by deeds of trust on properties containing both oil and natural gas reserves. Four loans managed by the Energy Finance group are not secured by oil and gas reserves. These loans, with a combined commitment of $39.5 million and a total outstanding balance of $16.5 million at December 31, 2014, are categorized as “Midstream and Other” loans. Loans in this category are typically related to the transmission of oil and natural gas and would have only an indirect impact from declining commodity prices.
At December 31, 2014, the Company had three relationships in the Commercial & Industrial loan portfolio (outside of the $359.6 million reported as energy loans) who are involved in the energy exploration sector providing front-end service to companies who drill oil and gas wells and whose business could be impacted by the dramatic reduction in drilling activity as a result of the severe drop in the price of oil and gas.  These relationships totaled $2.6 million at December 31, 2014, of which one relationship totaling $1.3 million is classified as Substandard and Impaired.  The other two relationships consist of performing loans and are not criticized.
At December 31, 2014, the commercial and industrial lending portfolio (excluding warehouse lines of credit) totaled $741.7 million, including the energy loans referenced above.
Warehouse Purchase Program. The Warehouse Purchase Program, which the Company initiated in July 2008, allows unaffiliated mortgage originators to close one- to four-family real estate loans in their own name and manage its cash flow needs until the loans are sold to investors. Although not bound by any legally binding commitment, when a purchase decision is made, the Company purchases a 100% participation interest in the mortgage loans originated by our mortgage banking company customers, which are then held as one- to four-family mortgage loans. The mortgage banking company closes mortgage loans consistent with underwriting standards established by approved investors and, once all pertinent documents are received, the participation interest is delivered by the Company to the investor selected by the originator and approved by the Company.
The mortgage banking company customers are located across the U.S. and originate loans primarily through traditional retail and/ or wholesale business models. These customers are strategically targeted for their experienced management teams and thoroughly analyzed to ensure long-term and profitable business models. By using this approach, the Company believes that this type of lending carries a lower risk profile than other one- to four- family mortgage loans held for investment in the Company's portfolio, due to the short-term nature of the exposure and the additional strength offered by the mortgage originator sponsorship.

At December 31, 2014, Warehouse Purchase Program maximum aggregate outstanding purchases ranged in size from $2 million to $60 million, with the "house limit" set at $60 million. The maximum aggregate outstanding purchases are priced using a combined base rate and a risk premium set for both product type (Prime, Jumbo, etc.) and age of the loan. The typical maximum aggregate outstanding purchase facility includes the payment guaranty of company owners holding significant ownership positions, along with non-interest-bearing pledged deposits in line with the maximum aggregate outstanding purchase limit. Typical covenants include minimum tangible net worth, maximum leverage and minimum liquidity. As loans age, the Company requires loan paydowns to reduce the Company's risk involving loans that are not purchased by investors on a timely basis.

At December 31, 2014, the Company had 39 mortgage banking company customers with maximum aggregate outstanding amounts of $1.2 billion and an actual aggregate outstanding balance of $786.4 million. The average mortgage loan being purchased by the Company reflects a blend of both Conforming and Government loan characteristics, including an average loan to value (LTV) of 84%, an average credit score of 722 and an average loan size of $237,000. These characteristics illustrate the lower risk profile of loans purchased under the Warehouse Purchase Program.
Consumer Real Estate Lending. The Company's consumer real estate lending portfolio, which totaled $524.2 million at December 31, 2014, consists of one- to four-family real estate and home equity/home improvement loans. After the sale of VPM in 2012 the Company did not originate one- to four-family real estate loans, but periodically purchases one- to four- family mortgage loans from various other correspondents on both a servicing retained and servicing released basis. Starting on July 31, 2014, through the completion of the merger with LegacyTexas Group, Inc. on January 1, 2015, the Company referred clients with mortgage lending needs to LegacyTexas Mortgage. The Company will continue to offer mortgage loans through LegacyTexas Mortgage.
All of our home equity loans are secured by Texas real estate. Under Texas law, home equity borrowers are allowed to borrow a maximum of 80% (combined LTV of the first lien, if any, plus the home equity loan) of the fair market value of their primary residence. The same 80% combined LTV maximum applies to home equity lines of credit, with the home equity line further limited to 50% of the fair market value of the home. As a result, our home equity loans and home equity lines of credit have low LTV ratios compared to similar loans in most other states. Home equity lines of credit are originated with an adjustable rate of interest based on the Wall Street Journal Prime (“Prime”) rate of interest plus a margin. Home equity lines of credit have up to a ten year draw period and amounts may be re-borrowed after payment at any time during the draw period. While the rate of interest continues to float, once the draw period has lapsed, the payment amount is calculated on a ten year period based on the loan balance at that time.
Other Consumer Lending. We offer a variety of secured and unsecured consumer loans, including new and used automobile loans, recreational vehicle loans and loans secured by savings deposits. We originate these loans primarily in our market areas. At December 31, 2014, our other consumer loan portfolio totaled $40.5 million.
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
In these instances the Company will solicit one or more financial partners to take a portion of a transaction by way of purchasing a participation in the loan. The participation agreement outlines the relationship between the Company and the participant with regard to borrower access, loan servicing, and loan documents. The participant ends up having an indirect relationship with the borrower through the Company; essentially becoming a “silent partner” in the transaction. The participant's transactional involvement is typically limited to only that provided by the Company as “agent” in the transaction, and the participation interest is sold without recourse.

When a participation arrangement is unacceptable to the financial partner and a direct relationship with the borrower is the only structure acceptable, a syndication arrangement may be formed. In a syndication arrangement, the financial partner has a direct relationship with the borrower and has its own documents, with terms that mirror those of the other banks in the syndication group. Just like in a participation, the financial partner shares pro-rata in collateral, but because syndication partners are essentially equal in rights and responsibilities, there is usually a designated partner responsible for administering the flow of funds and information between the parties. The Company has entered into the sale of both participations and syndications from warehouse, commercial real estate, and commercial and industrial borrowers in an attempt to meet our borrowers' needs and stay within our own risk tolerances.

The Company has also entered into the purchase of both participation and syndication transactions as a means of assisting our financial partners who may have encountered excess loan exposure to their own borrowers. The rights and remedies of these purchases are essentially the same as outlined above for the sale of a participation or syndication. A participation purchased would give the Company little to no access to our financial partner's borrower and we would have to accept the terms outlined and documents used for that borrower. During 2014, the Company purchased $127.9 million in participations and syndications.

Asset Quality

An accurate assessment of asset quality is essential to the long-term health of the Company. Failure to identify deterioration in the Company's largest asset category, loans, could result in a shortfall of loan loss reserves needed for loans requiring charge-off, and a charge against capital would be required. Credit analysts, loan officers, and lending managers are charged with not only proper risk analysis before loans are made, but also after they are booked and performing as expected. The goal is to identify the proper risk status and take actions appropriate to that risk. The Company has a risk rating system and a loss reserve methodology for each category of loan that includes Pass, Special Mention, Substandard, Doubtful, and Loss. The Company also regularly engages the services of third party firms to perform an independent assessment of individual loan risk grades and the processes for risk identification.

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

Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at December 31, 2014. There were no past due Warehouse Purchase Program loans at December 31, 2014.

	Loans Delinquent For: [1]
	30-89 Days			90 Days and Over			Total Loans Delinquent 30 Days or More
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)
Commercial real estate	6	$928	0.07%	0	$—	0.00%	6	$928	0.07%
Commercial and industrial	12	1,205	0.15	4	357	0.05	16	1,562	0.20
Construction and land	1	103	0.48	1	46	0.22	2	149	0.70
Consumer real estate	126	9,823	1.87	58	3,885	0.74	184	13,708	2.61
Other consumer	38	307	0.76	1	10	0.02	39	317	0.78
Total loans	183	$12,366	0.47%	64	$4,298	0.16%	247	$16,664	0.63%
1 There were no past due warehouse lines of credit or Warehouse Purchase Program loans at the date presented.
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

Troubled debt restructurings, which are accounted for under Accounting Standards Codification ("ASC") 310-40, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a below market interest rate, a reduction in principal, or a longer term to maturity. All troubled debt restructurings are initially classified as non-accruing loans, regardless of whether the loan was performing at the time it was restructured. Once a troubled debt restructuring has performed according to its modified terms for six months and the collection of future principal and interest under the revised terms is deemed probable, the Company will consider placing the loan back on accruing status. At December 31, 2014, the Company had $14.1 million in troubled debt restructurings, of which $1.1 million were accruing interest and $13.0 million were classified as nonaccrual. Nonaccrual TDRs included $5.7 million attributable to two commercial real estate loans, both of which were performing in accordance with their restructured terms at December 31, 2014.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Non-accruing loans: [1]
Commercial real estate	$6,703	$7,604	$13,567	$16,076	$9,812
Commercial and industrial	5,778	5,141	5,401	430	272
Construction and land	149	—	134	—	53
Consumer real estate	10,591	8,812	7,839	6,566	7,191
Other consumer	286	567	262	26	300
Total non-performing loans	23,507	22,124	27,203	23,098	17,628

Foreclosed assets:
Commercial real estate	551	102	485	1,553	2,219
Construction and land	—	172	177	—	—
Consumer real estate	—	204	1,224	733	449
Other consumer	—	2	15	7	11
Total foreclosed assets	551	480	1,901	2,293	2,679
Total non-performing assets	$24,058	$22,604	$29,104	$25,391	$20,307

Total non-performing assets as a percentage of total assets [2]	0.58%	0.64%	0.79%	0.80%	0.69%
Total non-performing loans as a percentage of total loans held for investment, excluding Warehouse Purchase Program loans [2]	0.89%	1.08%	1.61%	1.88%	1.59%

Performing troubled debt restructurings:
Commercial real estate	$702	$—	$3,384	$2,860	$1,119
Commercial and industrial	153	185	207	26	—
Construction and land	—	2	5	7	—
Consumer real estate	204	737	553	236	143
Other consumer	39	47	67	142	26
Total	$1,098	$971	$4,216	$3,271	$1,288
1 There were no non-performing or troubled debt restructured warehouse lines of credit or Warehouse Purchase Program loans for the periods presented.
2 Purchased credit impaired (PCI) loans, which were acquired in April 2012 in the Highlands acquisition, are not considered non-performing loans, and therefore are not included in the numerator of the non-performing loans to total loans ratio, but are included in total loans, which is reflected in the denominator. The result is a downward trend in the ratio when compared to periods prior to 2012, assuming all other factors stay the same. Similarly, other asset quality ratios, such as the allowance for loan losses to total loans ratio, will reflect a downward trend, assuming all other factors stay the same, due to the impact of PCI loans on the denominator with no corresponding impact in the numerator. PCI loans totaled $6.6 million and $7.4 million at December 31, 2014 and 2013, respectively. At December 31, 2014, loans past due over 90 days that were still accruing interest totaled $612,000 and consisted entirely of PCI loans.

For the year ended December 31, 2014, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms throughout the entire year amounted to $1.2 million. No interest income on these loans was recorded for the year ended December 31, 2014.
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
We regularly review the problem assets in our portfolio to determine the appropriate classification. The aggregate amount of classified assets at the dates indicated was as follows:

	At December 31,
	2014	2013
	(Dollars in thousands)
Loss	$—	$—
Doubtful	5,576	5,307
Substandard	48,871	43,827
Total classified loans	54,447	49,134
Foreclosed assets	551	480
Total classified assets	$54,998	$49,614

Classified assets as a percentage of equity	9.68%	9.11%
Classified assets as a percentage of assets	1.32	1.41
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
For the specific component, the allowance for loan losses includes loans where management has concerns about the borrower's ability to repay and on individually analyzed loans found to be impaired. Management evaluates current information and events regarding a borrower's ability to repay its obligations and considers a loan to be impaired when the ultimate collectability of amounts due, according to the contractual terms of the loan agreement, is in doubt. If an impaired loan is collateral-dependent, the fair value of the collateral, less the estimated cost to sell, is used to determine the amount of impairment. If an impaired loan is not collateral-dependent, the impairment amount is determined using the negative difference, if any, between the estimated discounted cash flows and the loan amount due. For impaired loans, the amount of the impairment can be adjusted, based on current data, until such time as the actual basis is established by acquisition of the collateral or until the basis is collected. Impairment losses are reflected in the allowance for loan losses through a charge to the provision for loan losses. Subsequent recoveries are credited to the allowance for loan losses. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied first to principal. All troubled debt restructurings, regardless of accrual status, are considered to be impaired.

At December 31, 2014, $19.3 million in loans were individually impaired, with $2.7 million of the allowance for loan losses allocated to impaired loans at period-end (these figures do not include purchased credit impaired loans). Please see “Comparison of Financial Condition at December 31, 2014, and December 31, 2013 — Loans” contained in Item 7 and Note 5 of the Notes to Consolidated Financial Statements contained in Item 8 of this report for more information.
The Company has potential problem loans, considered "other loans of concern", that are currently performing and do not meet the criteria for impairment, but where there is the distinct possibility that we could sustain some loss if credit deficiencies are not corrected. These possible credit problems may result in the future inclusion of these loans in the non-performing asset categories and consisted of $24.2 million in loans that were classified as "substandard" at December 31, 2014. These loans have been considered in management's determination of the adequacy of the allowance for loan losses.
At December 31, 2014, our allowance for loan losses was $25.5 million, or 0.97% of total loans held for investment, excluding the Warehouse Purchase Program loans. Assessing the allowance for loan losses is inherently subjective, as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, reflects estimated credit losses in our loan portfolio. See Notes 1 and 5 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.
The following table sets forth an analysis of our allowance for loan losses.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Balance at beginning of period	$19,358	$18,051	$17,487	$14,847	$12,310
Charge-offs:[1]
Commercial real estate	—	806	187	15	624
Commercial and industrial	568	607	1,178	470	638
Construction and land	51	31	—	—	—
Consumer real estate	237	416	798	487	402
Other consumer	605	621	1,039	850	1,330
Total charge-offs	1,461	2,481	3,202	1,822	2,994
Recoveries:[1]
Commercial real estate	435	—	—	29	—
Commercial and industrial	94	124	114	38	67
Construction and land	1	—	—	—	—
Consumer real estate	38	77	70	60	19
Other consumer	363	388	443	365	326
Total recoveries	931	589	627	492	412
Net charge-offs	530	1,892	2,575	1,330	2,582
Provision for loan losses	6,721	3,199	3,139	3,970	5,119
Balance at end of period	$25,549	$19,358	$18,051	$17,487	$14,847
Ratio of net charge-offs during the period to
average loans outstanding during the period	0.02%	0.08%	0.11%	0.09%	0.17%
Ratio of net charge-offs during the period to
average non-performing assets	2.27%	7.32%	9.45%	5.82%	14.38%
Allowance as a percentage of non-performing loans[2]	108.69%	87.50%	66.36%	75.71%	84.22%
Allowance as a percentage of total loans, excluding
Warehouse Purchase Program (end of period) [2]	0.97%	0.94%	1.07%	1.42%	1.34%
1 There was no net charge-off activity on Warehouse Purchase Program loans or the warehouse lines of credit during the periods presented.
2 PCI loans, which were acquired in April 2012 in the Highlands acquisition, are not considered non-performing loans, and therefore are not included in the numerator of the non-performing loans to total loans ratio, but are included in total loans, which is reflected in the denominator. The result is a downward trend in the ratio when compared to periods prior to 2012, assuming all other factors stay the same. Similarly, other asset quality ratios, such as the allowance for loan losses to total loans ratio, will reflect a downward trend, assuming all other factors stay the same, due to the impact of PCI loans on the denominator with no corresponding impact in the numerator. PCI loans totaled $6.6 million and $7.4 million at December 31, 2014 and 2013, respectively. At December 31, 2014, loans past due over 90 days that were still accruing interest totaled $612,000 and consisted entirely of PCI loans.

The distribution of our allowance for losses on loans at the dates indicated is summarized below.

	December 31,
	2014		2013		2012		2011		2010
	Allocated Allowance	% [1]	Allocated Allowance	% [1]	Allocated Allowance	% [1]	Allocated Allowance	% [1]	Allocated Allowance	% [1]
	(Dollars in thousands)
Commercial real estate	$11,830	48.06%	$10,944	53.23%	$11,182	48.81%	$10,597	47.51%	$7,940	43.26%
Commercial and industrial	8,996	28.16	4,501	20.73	2,541	14.54	2,074	4.44	1,652	3.55
Warehouse lines of credit	72	1.53	35	0.70	33	1.94	16	1.31	—	—
Construction and land	174	0.81	212	1.48	149	1.25	103	0.97	123	1.34
Consumer real estate	4,069	19.90	3,280	21.53	3,528	29.97	3,991	41.60	4,129	45.76
Other consumer	408	1.54	386	2.33	618	3.49	706	4.17	1,003	6.09
Total	$25,549	100.00%	$19,358	100.00%	$18,051	100.00%	$17,487	100.00%	$14,847	100.00%
1 Loans outstanding as a percentage of total loans held for investment, excluding Warehouse Purchase Program loans.
Investment Activities
The Company has broad investment authority, except for corporate equity securities, which are generally limited to stock in subsidiaries, certain housing projects and bank service companies. Debt securities are categorized by law and bank regulation into various types, with each type subject to different permitted investment levels calculated as percentages of capital, except for government and government-related obligations, which may be invested in without limit.
The Chief Financial Officer delegates the basic responsibility for the management of our investment portfolio to the Executive Vice President/Treasurer, subject to the direction and guidance of the Asset/Liability Management Committee. The Executive Vice President/Treasurer considers various factors when making decisions, including the marketability, duration, maturity and tax consequences of the proposed investment. The amount, mix, and maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.
The general objectives of our investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to optimize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. Our investment securities currently consist primarily of agency collateralized mortgage obligations, agency mortgage-backed securities, Small Business Administration securitized loan pools consisting of only the U.S. government guaranteed portion, and Texas entity municipal bonds. These securities are of industry investment grade, possess acceptable credit risk and have an aggregate market value in excess of total amortized cost as of December 31, 2014. For more information, please see Note 4 of the Notes to Consolidated Financial Statements contained in Item 8 of this report and “Asset/Liability Management” contained in Item 7A of this report.

The table below reflects regulatory stock holdings at December 31, 2014 and associated dividends earned for the year then ended.

December 31, 2014
(Dollars in thousands)
Federal Reserve stock	$7,214
Federal Home Loan Bank stock	36,870
Total	$44,084

Year ended
December 31, 2014
Cash dividends paid on Federal Reserve Bank stock	$431
Stock dividends paid on Federal Home Loan Bank stock	103

The following table sets forth the composition of our securities portfolio and other investments at the dates indicated. At December 31, 2014, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies or United States GSEs.

	December 31,
	2014		2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale:
Agency residential mortgage-backed securities	$144,368	$145,518	$175,693	$174,709	$164,023	$166,100
Agency collateralized mortgage obligations	50,424	50,554	70,257	70,575	116,723	117,486
US government and agency securities	3,475	3,627	2,652	2,728	3,342	3,448
Total available for sale	198,267	199,699	248,602	248,012	284,088	287,034

Held to maturity:
Agency residential mortgage-backed securities	63,161	66,272	83,177	86,570	114,388	120,712
Agency commercial mortgage-backed securities	25,301	26,396	24,828	25,041	9,243	10,546
Agency collateralized mortgage obligations	86,470	88,156	118,757	121,422	186,467	189,423
Municipal bonds	66,988	70,288	67,821	68,706	50,456	55,472
Total held to maturity	241,920	251,112	294,583	301,739	360,554	376,153
Total investment securities	440,187	450,811	543,185	549,751	644,642	663,187
FHLB and Federal Reserve Bank stock	44,084	44,084	34,883	34,883	45,025	45,025
Total securities	$484,271	$494,895	$578,068	$584,634	$689,667	$708,212

The composition and contractual maturities of the investment securities portfolio as of December 31, 2014, excluding FRB stock and FHLB stock, are indicated in the following table. However, it is expected that investment securities with a prepayment option will generally repay their principal in full prior to contractual maturity. Prepayment options exist for the US government and agency securities, agency collateralized mortgage obligations and agency mortgage-backed securities. In addition, many of the municipal bonds are callable prior to maturity. The weighted average yield is prospective and based on amortized cost.

	1 year or less		After 1 to 5 years		After 5 to 10 years		After 10 years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)
Available for sale:
Agency residential mortgage-backed securities	$—	—%	$1,299	1.39%	$35,236	1.83%	$107,833	1.61%	$144,368	1.66%	$145,518
Agency residential collateralized mortgage obligations	—	—	—	—	—	—	50,424	1.29	50,424	1.29	50,554
US government and agency securities	—	—	1,975	2.84	1,500	3.38	—	—	3,475	3.07	3,627
Total available for sale	—	—	3,274	2.26	36,736	1.90	158,257	1.51	198,267	1.59	199,699

Held to maturity:
Agency residential mortgage-backed securities	—	—	4,676	3.85	37,840	3.63	20,645	2.92	63,161	3.41	66,272
Agency commercial mortgage-backed securities	—	—	—	—	25,301	2.96	—	—	25,301	2.96	26,396
Agency residential collateralized mortgage obligations	—	—	3,067	3.38	14,120	3.06	69,283	2.69	86,470	2.77	88,156
Municipal bonds	145	3.80	7,909	3.69	34,831	3.78	24,103	2.60	66,988	3.35	70,288
Total held to maturity	145	3.80	15,652	3.68	112,092	3.45	114,031	2.71	241,920	3.12	251,112
Total investment securities	$145	3.80%	$18,926	3.43%	$148,828	3.07%	$272,288	2.01%	$440,187	2.43%	$450,811

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

The Company has historically been an active bidder for public fund deposits within the state of Texas. This strategy has been refined to one which will seek to attract future public funds primarily in the direct markets that we serve and only at rates that are consistent with our strategy of providing a low cost source of core funding for the Company. At December 31, 2014 and 2013, the Company's public fund deposits totaled $214.6 million and $217.4 million, respectively.
The Company provides an avenue for large depositors to maintain full FDIC insurance coverage for all deposits up to $50 million. Under an agreement with Promontory Interfinancial Network, we participate in the Certificate of Deposit Account Registry Service (CDARS®) and the Insured Cash Sweep (ICS) money market product. These are deposit-matching programs which distribute excess balances on deposit with the Company across other participating banks. In return, those participating financial institutions place their excess customer deposits with the Company in a reciprocal amount. These products are designed to enhance our ability to attract and retain customers and increase deposits by providing additional FDIC insurance for large deposits. Due to the nature of the placement of the funds, CDARS® and ICS deposits are classified as “brokered deposits” by regulatory agencies. At December 31, 2014 and 2013, we had $215.6 million and $131.5 million, respectively, in aggregate CDARS® and ICS deposits.
The following table sets forth our deposit flows during the periods indicated.

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Opening balance	$2,264,639	$2,177,806	$1,963,491
Net deposits	384,958	77,288	202,862
Interest	8,212	9,545	11,453
Ending balance	$2,657,809	$2,264,639	$2,177,806
Net increase	$393,170	$86,833	$214,315
Percent increase	17.36%	3.99%	10.91%

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered at the dates indicated.

	December 31,
	2014		2013		2012
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Transaction and Savings Deposits:
Non-interest-bearing demand	$494,376	18.60%	$410,933	18.15%	$357,800	16.43%
Interest-bearing demand	472,703	17.79	474,515	20.95	488,748	22.44
Savings and money market	1,176,749	44.27	904,576	39.94	880,924	40.45
Total non-certificates	2,143,828	80.66	1,790,024	79.04	1,727,472	79.32
Certificates:
0.00-1.99%	491,520	18.49	439,717	19.42	365,704	16.79
2.00-3.99%	21,972	0.83	26,380	1.16	38,991	1.79
4.00-5.99%	486	0.02	8,515	0.38	45,636	2.10
6.00% and over	3	—	3	—	3	—
Total certificates	513,981	19.34	474,615	20.96	450,334	20.68

Total deposits	$2,657,809	100.00%	$2,264,639	100.00%	$2,177,806	100.00%
The following table shows rate and maturity information for our certificates of deposit at December 31, 2014.

	0.00-1.99%	2.00-3.99%	4.00-5.99%	6.00% and over	Total	Percent of Total
	(Dollars in thousands)
Certificates maturing in quarter ending:
March 31, 2015	$107,243	$2,316	$—	$—	$109,559	21.32%
June 30, 2015	86,497	2,587	—	—	89,084	17.33
September 30, 2015	112,108	3,057	—	—	115,165	22.41
December 31, 2015	44,671	2,344	239	—	47,254	9.19
March 31, 2016	23,399	4,122	—	—	27,521	5.35
June 30, 2016	26,263	1,522	228	—	28,013	5.45
September 30, 2016	41,525	3,394	—	—	44,919	8.74
December 31, 2016	26,526	676	—	3	27,205	5.29
Thereafter	23,288	1,954	19	—	25,261	4.92
Total	$491,520	$21,972	$486	$3	$513,981	100.00%

Percent of Total	95.63%	4.28%	0.09%	—%	100.00%

The following table indicates the amount of our certificates of deposit by time remaining until maturity as of December 31, 2014.

	Maturity
	3 Months or less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(Dollars in thousands)
Certificates less than $100,000	$18,193	$19,597	$23,252	$31,942	$92,984
Certificates of $100,000 or more	48,930	46,702	52,685	69,403	217,720
Public funds¹	42,436	22,785	86,482	51,574	203,277
Total certificates	$109,559	$89,084	$162,419	$152,919	$513,981
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
We may obtain advances from the FHLB of Dallas upon the security of certain loans and securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2014, we had $864.1 million in FHLB advances outstanding and the ability to borrow an additional $387.2 million. In addition to FHLB advances, the Company may also use the discount window at the Federal Reserve Bank or fed funds purchased from correspondent banks as a source of short-term funding. These funding sources were utilized during 2014, but had no balances outstanding at December 31, 2014. See Notes 11 and 12 of the Notes to Consolidated Financial Statements contained in Item 8 of this report for more information about our borrowings.
The following table sets forth the maximum month-end balance and daily average balance of FHLB advances, the repurchase agreement and other borrowings for the periods indicated.

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Maximum balance:
FHLB advances	$874,866	$896,549	$938,396
Repurchase agreement	25,000	25,000	84,817
Other borrowings	55,000	20,000	23,200
Average balance outstanding:
FHLB advances	$608,341	$555,368	$680,674
Repurchase agreement	25,000	25,000	36,398
Other borrowings	342	925	1,193
During 2012, the Company acquired $50.0 million in repurchase agreements in the Highlands acquisition. These agreements were unwound or matured prior to December 31, 2012.

The following table sets forth certain information as to FHLB advances, the repurchase agreement and other borrowings at the dates indicated.

	At December 31,
	2014	2013	2012
	(Dollars in thousands)
FHLB advances at end of period	$862,907	$639,096	$892,208
Repurchase agreement at end of period	25,000	25,000	25,000
Weighted average rate of FHLB advances during the period	1.25%	1.53%	1.44%
Weighted average rate of FHLB advances at end of period	0.71%	1.09%	0.95%
Weighted average rate of repurchase agreement during the period	3.22%	3.22%	2.41%
Weighted average rate of repurchase agreement at end of period	3.22%	3.22%	3.22%
Weighted average rate of other borrowings during the period	0.56%	0.65%	2.78%

How We Are Regulated

Set forth below is a brief description of certain laws and regulations that are applicable to the Company, the Bank and, after the bank merger, LegacyTexas Bank. This description, as well as other descriptions of laws and regulations contained in this Form 10-K, is not complete and is qualified in its entirety by reference to the applicable laws and regulations.

Legislation is introduced from time to time in the United States Congress that may affect our operations. In addition, the regulations governing the Company and the Bank may be amended from time to time by the OCC, the TDOB, the FRB, the FDIC, the Consumer Financial Protection Bureau ( the “CFPB”), the Securities and Exchange Commission (the “SEC”), or other agencies, as appropriate. Any legislative or regulatory changes in the future could adversely affect our operations and financial condition.

Until its merger with LegacyTexas Bank on January 1, 2015, the Bank operated under a national bank charter, with oversight by the OCC and back-up oversight by the FDIC. Effective January 1, 2015, regulators of LegacyTexas Bank are the TDOB and the FRB with back-up oversight by the FDIC. LegacyTexas Bank is required to have certain reserves and stock set by FRB. The Bank was required to do so prior to the bank merger and the Bank was and LegacyTexas is a member of the Federal Home Loan Bank of Dallas, one of the 12 regional banks in the Federal Home Loan Bank System. The Company is regulated by the FRB.

The Company. The Company is a bank holding company subject to regulatory oversight by the FRB. The Company is required to register and file reports with the FRB and is subject to regulation and examination by the FRB, including requirements that the Company serve as a source of financial and managerial strength for its FDIC-insured subsidiaries, particularly when such a subsidiary is in financial distress. In addition, the FRB has enforcement authority over the Company and any of its non-bank subsidiaries. The Company’s direct activities and those of its non-bank subsidiaries are subject to FRB regulation and must be closely related to banking, as determined by the FRB. The Company must obtain FRB approval to acquire substantially all the assets of another bank or bank holding company or to merge with another bank holding company. In addition, the Company must obtain FRB authorization to control more than 5% of the shares of any other bank or bank holding company and may not own more than 5% of any other entity engaged in activities not permitted for the Company. The FRB imposes capital requirements on the Company. See “- Regulatory Capital Requirements” and “New Capital Rules” below.

The Bank. As a national bank, the Bank was subject to regulation, examination and supervision by the OCC. The OCC oversaw the Bank’s compliance with operations under federal law, regulations and policies, including consumer protection laws. The OCC extensively regulated many aspects of the Bank’s operations including branching, dividends, interest and fees collected, anti-money laundering activities, confidentiality of customer information, credit card operations, corporate governance, mergers and purchase and assumption transactions, insurance activities, securities investments, real estate investments, trust operations, lending activities, subsidiary operations and required capital levels. It also regulated the Bank’s transactions with affiliates (including the Company) and loans to insiders. This regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting shareholders.

As a result of examinations, the OCC can require a supervised bank to establish additional reserves for loan losses, which decreases net income. The OCC and the other federal banking agencies have adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. The OCC also has extensive enforcement authority over all national banks and their management, employees and affiliates. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OCC. Except under certain circumstances, public disclosure of final enforcement actions by the OCC is required.

To fund its operations, the OCC assesses “supervisory fees” for all national banks. These supervisory fees are computed based on a supervised bank's total assets and increase if the bank experiences financial distress. Such fees assessed to the Bank from the OCC totaled $676,000 in 2014.

Effective January 1, 2015, LegacyTexas Bank is regulated by the FRB and the TDOB, whose authority to regulate, examine and supervise the bank are generally the same as that of the OCC described above. As a Texas-chartered bank, LegacyTexas Bank has the powers provided under Texas law, which are generally at least as broad as those of a national bank. LegacyTexas Bank is subject to assessments by the TDOB.

FDIC Regulation and Insurance of Accounts. Deposits are insured up to applicable limits by the FDIC, and such insurance is backed by the full faith and credit of the United States Government. The basic deposit insurance level is generally $250,000, as specified in FDIC regulations. The Bank's deposit insurance premiums for the year ended December 31, 2014 were $2.0 million.

In accordance with the Dodd-Frank Act, the FDIC insurance premium is based on an institution’s total assets minus its Tier 1 capital, instead of based on its deposits. An institution’s premiums are determined by its assignment to one of four risk categories based on capital, supervisory ratings and other factors. Premium rates generally may increase if the FDIC deposit insurance fund is strained due to the cost of bank failures and the number of troubled banks. In addition, if LegacyTexas Bank experiences financial distress or operates in an unsafe or unsound manner, its deposit premiums may increase.

The FDIC may conduct examinations and some supervision of, require reporting by and exercise back-up enforcement authority against FDIC-insured institutions. It also may prohibit an institution from engaging in any activity that it determines by regulation or order to pose a serious risk to the deposit insurance fund and may terminate our deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

Regulatory Capital Requirements. The following is a general description of the capital requirements of the federal banking regulators, including the OCC and the FRB as in effect through December 31, 2014. The Bank was subject to these requirements through that date. Effective January 1, 2015, these capital requirements, modified as discussed below under “New Capital Regulations,” apply to LegacyTexas Bank.

Under the prompt corrective action regulations, to be adequately capitalized, a bank must have a leverage ratio of at least 4.0 percent, a Tier 1 risk-based capital ratio of at least 4.0 percent and a total risk-based capital ratio of at least 8.0 percent. To be well-capitalized under these regulations, a bank must have a Tier 1 leverage ratio of at least 5.0 percent, a Tier 1 risk-based capital ratio of at least 6.0 percent and total risk-based capital ratio of at least 10.0 percent. Institutions that are not well-capitalized are subject to certain restrictions on brokered deposits and interest rates on deposits.

The term “leverage ratio” means the ratio of Tier 1 capital to adjusted total leverage assets. The term “Tier 1 risk-based capital ratio” means the ratio of Tier 1 capital to total risk-weighted assets. The term “total risk-based capital ratio” means the ratio of total capital to total risk-weighted assets. Tier 1 capital generally consists of common stockholders’ equity and retained earnings and certain noncumulative perpetual preferred stock and related earnings, excluding most intangible assets. Total capital consists of the sum of an institution’s Tier 1 capital and the amount of its Tier 2 capital up to the amount of its Tier 1 capital. Tier 2 capital consists generally of certain permanent and maturing capital instruments, the amount of the institution’s allowance for loan and lease losses up to 1.25 percent of risk-weighted assets and certain unrealized gains on equity securities. Total adjusted total assets consist of total assets as specified for call report purposes, less such certain items as disallowed servicing assets and accumulated gains/losses on available-for-sale securities. Risk-weighted assets are determined under the capital regulations, which assign to every asset and off-balance sheet item a risk weight generally ranging from 0 percent to 100 percent based on the inherent risk of the asset. At December 31, 2014, the regulatory capital ratios of the Bank exceeded the ratios required to qualify as well-capitalized. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations-Capital Resources” for information on the Bank’s compliance with these requirements.

The OCC and the FRB have the ability to establish an individual minimum capital requirement for a particular institution, based on its circumstances, which varies from the capital levels that would otherwise be required. Neither the OCC (for the Bank) nor the FRB (for LegacyTexas Bank) has imposed such a requirement.

The OCC and the FRB are authorized and, under certain circumstances, required to take certain actions against an institution that is less than adequately capitalized. Such an institution must submit a capital restoration plan, including a specified guarantee by its holding company, and until the plan is approved by the regulator, the institution may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions.

For institutions that are not at least adequately capitalized, progressively more severe restrictions generally apply as capital ratios decrease, or if the OCC or the FRB reclassifies an institution into a lower capital category due to unsafe or unsound practices or an unsafe or unsound condition. Such restrictions may cover all aspects of operations and may include a forced merger or acquisition. An institution that becomes “critically undercapitalized” because it has a tangible equity ratio of 2.0 percent or less is generally subject to the appointment of the FDIC as receiver or conservator for the institution within 90 days after it becomes critically undercapitalized. The imposition of any of these measures may have a substantial adverse effect on an institution’s operations and profitability.

The FRB has established similar capital ratio requirements that apply to bank holding companies, including the Company, on a consolidated basis. See “New Capital Rules” below concerning capital requirements for the Company effective January 1, 2015. To be considered well capitalized, a bank holding company must have, on a consolidated basis, at least a Tier 1 risk-based capital ratio of 6% and a total risk-based capital ratio of 10% and no enforceable individualized capital requirement. For information on the Company’s regulatory capital ratios, see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources.”

New Capital Rules. Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), the Company and LegacyTexas Bank will be subject to new capital regulations adopted by the FRB, which create a new required ratio for common equity Tier 1 ("CETl ") capital, increase the minimum leverage and Tier 1 capital ratios, change the risk-weightings of certain assets for purposes of the risk-based capital ratios, create an additional capital conservation buffer over the required capital ratios, and change what qualifies as capital for purposes of meeting the capital requirements.

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

In addition to the minimum CETl, Tier 1 and total capital ratios, the Company and LegacyTexas Bank will have to maintain a capital conservation buffer consisting of additional CETI capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. The new capital conservation buffer requirement is to be phased in beginning on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets will be required, which amount will each year until the buffer requirement is fully implemented on January 1, 2019.

The prompt corrective action standards changed when these new capital regulations become effective. Under the new standards, in order to be considered well-capitalized, LegacyTexas Bank must have a ratio of CETl capital to risk-weighted assets of 6.5% (new), a ratio of Tier I capital to risk-weighted assets of 8% (increased from 6%), a ratio of total capital to risk-weighted assets of 10% (unchanged), and a leverage ratio of 5% (unchanged); and in order to be considered adequately capitalized, it must have the minimum capital ratios described above.

Although we continue to evaluate the impact that the new capital rules will have on the Company and LegacyTexas Bank, we believe that the Company and LegacyTexas Bank will remain well-capitalized under the new capital rules, and will meet the capital conservation buffer requirement.

Limitations on Dividends and Other Capital Distributions. The Company’s major source of funds consisted of the net proceeds retained by the Company from our initial public offering in 2006 and our second-step public offering in 2010. On an ongoing basis, we also may receive dividends or capital distributions from our wholly owned bank subsidiary. The ability of a subsidiary bank to pay dividends depends on its earnings and capital levels and may be limited by their regulator's directives or orders. A bank generally must obtain regulatory approval of a dividend if the total dividends declared during the current year, including the proposed dividend, exceed net income for the current year and retained net income for the prior two years. It has been the Bank’s policy, and will continue to be LegacyTexas Bank's policy, to maintain a strong capital position; so, in times of financial or economic distress, LegacyTexas Bank will be less likely to pay dividends to the Company.

Our banking subsidiary's net income for the two years ended December 31, 2014 totaled $72.5 million and dividends paid during that two year period totaled $32.0 million. In addition, our banking subsidiary paid a dividend in the amount of $115.2 million to the Company in January 2015 to cover the cash portion of the merger consideration paid to shareholders of LegacyTexas Group, Inc. As a result, for at least the next few years, we anticipate that dividends from our wholly owned banking subsidiary will be subject to application and approval by the FRB.  No assurances can be given that any such applications will be approved by the FRB.  See Note 18 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

The ability of the Company to pay dividends to its stockholders is dependent on the receipt of dividends from its bank subsidiary. Under Maryland law, the Company cannot pay cash dividends if it would render the Company unable to pay its debts (unless they are paid from recent earnings) or become insolvent.

The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB’s view that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, a bank holding company may be prohibited from paying any dividends if the holding company’s bank subsidiary is not adequately capitalized. See “New Capital Rules” above regarding restrictions on payment on dividends by the Company and LegacyTexas Bank effective January 1, 2016, in the event of an inadequate capital conservation buffer.

A bank holding company is required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, FRB order, or any condition imposed by, or written agreement with, the FRB. This notification requirement does not apply to any company that meets the well- capitalized standard for bank holding companies, is well-managed, and is not subject to any unresolved supervisory issues.

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

Subsidiary and Other Activities
The Bank was authorized to invest in various types of subsidiaries, including bank service corporations, operating subsidiaries and financial subsidiaries. There are investment and activity limits on each of these types of subsidiaries. At December 31, 2014, the Bank did not have any subsidiaries.
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
Executive Officers of the Company
Officers are elected annually to serve for a one year term. As of the date of this report, our executive officers were as follows.

Kevin J. Hanigan. Mr. Hanigan, age 58, is a Director and Chief Executive Officer of the Company and LegacyTexas Bank, positions he has held since the completion of the Highlands Bank acquisition with and into the Company in April 2012 (including time served at the Bank prior to its January 1, 2015 merger into LegacyTexas Bank). Prior to joining the Company, Mr. Hanigan was the Chairman and Chief Executive Officer of Highlands Bank, serving in those roles since 2010. Prior to joining Highlands Bank, Mr. Hanigan was employed by Guaranty Bank starting in 1996, serving in numerous capacities including Chief Lending Officer, Executive in charge of Retail Banking, and finally as Chairman and Chief Executive Officer of Guaranty Bank and its parent company, Guaranty Financial Group, Inc. Mr. Hanigan began his career with Bank of the Southwest in Houston in June 1980. Mr. Hanigan earned his undergraduate degree and Master of Business Administration from Arizona State University. With more than 30 years of experience working in the banking industry in Texas and serving as chief executive officer of several institutions, Mr. Hanigan brings outstanding leadership skills and a deep understanding of the local banking market and issues facing the banking industry.
Scott A. Almy. Mr. Almy, age 48, has served as Executive Vice President, Chief Risk Officer and General Counsel of the Company and LegacyTexas Bank since July 2012 (including time served at the Bank prior to its January 1, 2015 merger into LegacyTexas Bank). Mr. Almy oversees the credit, risk, compliance, information technology, internal audit and legal functions of the Company and has more than 20 years of bank regulatory expertise. Prior to joining the Company, Mr. Almy was the managing member of a private law firm in Dallas, where he focused on regulatory and transactional matters affecting banks, bank holding companies and other financial firms. Prior to that, he spent 15 years at Guaranty Financial Group, Inc. serving as general counsel and secretary for the company and its subsidiary, Guaranty Bank. Mr. Almy has a J.D. from Texas Tech University School of Law and a B.B.A. from Texas A&M. He also completed the Executive Education Program in Advanced Risk Management at the Wharton School, University of Pennsylvania.
J. Mays Davenport. Mr. Davenport, age 47, assumed the role of Executive Vice President and Chief Financial Officer of the Company and LegacyTexas Bank on January 1, 2015. Prior to the merger, Mr. Davenport served as Executive Vice President of LegacyTexas Bank since December 2004, where he oversaw the Marketing, Human Resource, Mortgage and Treasury Management Sales Divisions. He also served as a Director of LegacyTexas Title and LegacyTexas Insurance Services. Mr. Davenport is a licensed Certified Public Accountant in the State of Texas and has been serving the Texas banking community for over twenty years. The first fourteen years were in the practice of public accountancy with Arthur Andersen, Grant Thornton, Fisk & Robinson and RSM McGladrey and the last nine years with LegacyTexas Bank. Mr. Davenport is a Magna Cum Laude graduate of Texas A&M University with a B.B.A. in Finance and Accounting.
Charles D. Eikenberg. Mr. Eikenberg, age 60, serves as Executive Vice President of Community Banking for the Company and LegacyTexas Bank, a position he has held since the completion of the Highlands Bank acquisition with and into the Company in April 2012 (including time served at the Bank prior to its January 1, 2015 merger into LegacyTexas Bank). He oversees the community banking, administrative operations, marketing, and retail investment functions of the Company. He has over 35 years of experience as a Texas banker, primarily focused on consumer and retail banking. Prior to joining the Company, Mr. Eikenberg served as Chief Retail Officer at Highlands, and also served as Senior Executive Vice President, Retail Banking at Guaranty Bank from 2006 to 2010. Prior to Guaranty he was with Bank One/Chase since 1990, serving in numerous senior positions for retail credit, investments and branch distribution. Mr. Eikenberg holds an M.B.A. from the University of Houston and a Bachelors Degree from Baylor University.
Thomas S. Swiley. Mr. Swiley, age 65, has served as Executive Vice President and Chief Lending Officer of the Company and LegacyTexas Bank since July 2012 (including time served at the Bank prior to its January 1, 2015 merger into LegacyTexas Bank). Mr. Swiley oversees the Corporate Banking, Commercial Banking, Entrepreneurial Banking, Commercial Real Estate and Warehouse Lending Divisions of the Company, along with the Treasury Management Sales function. Mr. Swiley's extensive Texas banking career spans over thirty-five years, and includes six years as President, and President and Chief Operating Officer of Bank of Texas, N.A. He has also held various executive positions with other commercial banks, primarily with Bank of America and its predecessors. Mr. Swiley holds both a M.B.A. and B.B.A. from Southern Methodist University and is also a graduate of the Southwestern Graduate School of Banking.
Kevin Hanigan, Scott Almy and Charles Eikenberg all served as executive officers of Guaranty Bank and its holding company, Guaranty Financial Group, Inc. Guaranty Financial Group, Inc. filed for bankruptcy in August 2009.

Other than with respect to Mr. Davenport, there were no arrangements or understandings between any executive officer of the Company and any other person pursuant to which such executive officer was or is to be selected as an officer.
Employees
At December 31, 2014, we had a total of 503 full-time employees and 27 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.
Internet Website
We maintain a website with the address legacytexasfinancialgroup.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor’s own Internet access charges, we make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the SEC.

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
A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes and high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.
Furthermore, the FRB, in an attempt to help the overall economy, has, among other things, kept interest rates low through its targeted federal funds rate and the purchase of mortgage-backed securities. If the FRB increases the federal funds rate, overall interest rates will likely rise, which may negatively impact the housing markets and the continuing U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

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
Our loan portfolio, and specifically our energy lending portfolio, could be impacted by declines in the prices of oil and natural gas, as well as regulatory shifts relating to oil and gas processing or recovery.
Energy loans, which are reported as commercial and industrial loans, totaled $359.6 million at December 31, 2014. The vast majority of the loans in the Energy portfolio are reserve based loans, secured by deeds of trust on properties containing both oil and natural gas reserves. A small portion of the loans managed by the Energy Finance group are not secured by oil and gas reserves and are categorized as “Midstream and Other” loans. Loans in this category are typically related to the transmission of oil and natural gas and would only be indirectly impacted from declining commodity prices. Reserve based loans are typically less sensitive to declines in commodity prices than loans to companies that service the oil and gas industry, because once production is initiated in a well, it is generally not halted until reserves are gone, whereas companies that service the energy industry typically feel an immediate impact to large drops in oil prices since drilling and exploration is slowed immediately. With reserve based loans, the value of our collateral decreases as oil and natural gas prices decline.
In the latter half of 2014, the price of oil dropped dramatically, which has impacted the collateral values of our energy loans secured by oil reserves. As oil production dips due to the lower prices, our borrowers with midstream and other types of energy loans could also be impacted as there may be lower demand for commodity transmission. During the fourth quarter of 2014, we increased our qualitative reserve factors to set aside additional allowance for loan losses due to the economic uncertainty in Texas related to the recent decline in the price of oil. To date, the Company has not recognized a loss from loans in the Energy portfolio, but no assurance can be given that future losses will not materialize as a result of the recent sharp decline in oil prices or as a result of declines in the price of oil in the future.
Further, the economy in Texas as a whole could be negatively impacted if there are a high number of jobs lost related to a decline in oil production in the state, or if the impact of lower oil prices negatively affect other industries. Major regulatory shifts, such as those that may result as a consequences of environmental regulations, that create significant expense to oil and gas processing or recovery, could be one reason for a decline in oil production in Texas. In addition, subsidies created to fund alternative energy could make these other forms of energy more competitively priced and thus decrease the demand for oil and gas. A decline in the Texas economy related to oil production decline could impact our loan portfolios outside of the energy portfolio, if borrowers experience unemployment or loss of income and are unable to make payments on their loans.
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

Although management believes it has implemented an effective asset and liability management strategy to manage the potential effects of changes in interest rates, including the use of adjustable rate and/or short-term assets, and FHLB advances or longer term repurchase agreements, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of our operation and/or our strategies may not always be successful in managing the risk associated with changes in interest rates.
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
We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations that are expected to increase our costs of operations.
LegacyTexas Bank is currently subject to extensive examination, supervision and comprehensive regulation by the FRB and the TDOB and as a bank holding company the Company is subject to examination, supervision and regulation by the FRB. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on an institution's operations, reclassify assets, determine the adequacy of an institution's allowance for loan losses and determine the level of deposit insurance premiums assessed.
Additionally, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has significantly changed the bank regulatory structure and will affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.
Certain provisions of the Dodd-Frank Act are expected to have a near term impact on us. For example, a provision of the Dodd-Frank Act eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.
The Dodd-Frank Act created a new Consumer Financial Protection Bureau (the “CFPB”) with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Financial institutions such as LegacyTexas Bank with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators but are subject to the rules of the CFPB.
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
The Dodd-Frank Act requires minimum leverage (Tier 1) and risk-based capital requirements for bank holding companies and savings and loan holding companies that are no less stringent than those applicable to banks, which will limit our ability to borrow at the holding company level and invest the proceeds from such borrowings as capital in LegacyTexas Bank, and will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities.
It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks.  However, it is expected that at a minimum they will increase our operating and compliance costs, which could adversely affect key operating efficiency ratios, and could increase our interest expense. See - “Business - How We Are Regulated” contained in Part I, Item I of this report.
Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and our income and may decrease our efficiency.
We, directly and indirectly through LegacyTexas Bank, are subject to extensive regulation, supervision and examination by the TDOB, the FRB and the FDIC, and other regulatory bodies.  These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank's operations, reclassify assets, determine the adequacy of a bank's allowance for loan losses and its risk weighting of its assets and determine the level of deposit insurance premiums assessed.  Our business is highly regulated; therefore, the laws and applicable regulations are subject to frequent change.  Any new regulations or legislation, change in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator's interpretation of a law or regulation, could have a material impact on our operations.
The potential exists for additional federal or state laws and regulations, or changes in policy or interpretation, affecting lending and funding practices, interest rate risk management and liquidity standards.  Moreover, bank regulatory agencies have been active in responding to concerns and trends identified in examinations, and have issued many formal enforcement orders requiring capital ratios in excess of regulatory requirements.  Bank regulatory agencies, such as the TDOB and the FDIC, govern the activities in which we may engage, primarily for the protection of depositors and not for the protection or benefit of potential investors.  In addition, new laws and regulations may increase our costs of regulatory compliance and of doing business, and otherwise affect our operations.  New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge and our ongoing operations, costs and profitability.
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
Our business may be adversely affected by increasing prevalence of fraud and other financial crimes.
As a financial institution, we are subject to risk of loss due to fraud and other financial crimes. Nationally, reported incidents of fraud and other financial crimes have increased. We believe we have controls in place to detect and prevent such losses but in some cases multi-party collusion or other sophisticated methods of hiding fraud, may not be readily detected or detectable, and could result in losses that affect our financial condition and results of our operations.
Financial crime is not limited to the financial services industry. Our customers could experience fraud in their businesses, which could materially impact their ability to repay their loans, and deposit customers in all financial institutions are constantly and unwittingly solicited by others in fraud schemes that vary from easily detectable and obvious attempts to high-level and very complex international schemes that could drain an account of millions of dollars and require detailed financial forensics to unravel. While we have controls in place, contractual agreements with our customers partitioning liability, and insurance to help mitigate the risk, none of these are guarantees that we will not experience a loss, potentially a loss that could have a material adverse affect on our financial condition, reputation and results of our operations.
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
New or changing tax, accounting, and regulatory rules and interpretations could significantly impact strategic initiatives, results of operations, cash flows, and financial condition.
The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit our stockholders. These regulations may sometimes impose significant limitations on operations. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution's allowance for loan losses. Additionally, actions by regulatory agencies or significant litigation against us could require us to devote significant time and resources to defending our business and may lead to penalties that materially affect us. These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time.
Some of these regulations may increase our costs and thus place other financial institutions in stronger, more favorable competitive positions. We cannot predict what restrictions may be imposed upon us with future legislation.
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
Over the last several years, through organic growth and acquisitions, we have been re-balancing our loan portfolio by increasing our commercial lending to diversify our loan mix and improve the yield on our assets, and we anticipate that trend to continue. The credit risk related to these types of loans is considered to be greater than the risk related to our previous target asset of one‑ to four‑family residential loans because the repayment of commercial real estate loans and commercial and industrial loans typically is dependent on the successful operation and income stream of the borrowers' business and the real estate securing the loans as collateral, both of which can be significantly affected by economic conditions. Additionally, commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans.  If loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could require us to increase our provision for loan losses and adversely affect our financial condition and results of our operation.
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
Although we regularly review credit exposure related to particular customers, industry sectors and product lines, default risk may arise from circumstances that are difficult to predict or detect. In such circumstances, we could experience an increase in our provision for loan loss, reserve for credit loss, nonperforming assets, and net charge-offs, any of which could have a material adverse affect on our financial condition and results of our operation.
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
In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, evaluate economic conditions and make various assumptions and judgments about the loan portfolio. Management recognizes that significant new growth in loan portfolios, such as the increased focus on commercial and industrial loans, new loan products and the refinancing of existing loans can result in portfolios not performing in a historical or projected manner. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover actual losses, resulting in additions to our allowance, which decreases our net income.
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
Our non-performing assets adversely affect our net income in various ways, including interest accruals, reserves for credit losses, write-downs and additional costs, including carrying costs of other real estate owned assets. Further, the resolution of non-performing assets requires the active involvement of management, which can distract them from the overall supervision of our operations and other income-producing activities, all of which can have a material adverse affect on our financial condition and results of operations.
Our Enterprise Risk Management program may not be able to adequately monitor or control perceived risks.
Our enterprise risk management (“ERM”) program, which is designed to formalize the practice of understanding and controlling the nature and amount of risk we take pursuing our business initiatives and strategies and to establish management accountability for the risks accepted, includes an institution-wide coordination of credit risk, operational risk, market risk, capital management and liquidity management.
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
We pursue a strategy of supplementing internal growth by acquiring other financial companies or their assets and liabilities that we believe will help us fulfill our strategic objectives and enhance our earnings. There are risks associated with this strategy, including the following:

•
We may be exposed to potential asset quality issues or unknown or contingent liabilities of the banks, businesses, assets, and liabilities we acquire. If these issues or liabilities exceed our estimates, our results of operations and financial condition may be materially negatively affected;

•	Prices at which acquisitions can be made fluctuate with market conditions. We have experienced times during which acquisitions could not be made in specific markets at prices we considered acceptable and expect that we will experience this condition in the future;

•
The acquisition of other entities generally requires integration of systems, procedures and personnel of the acquired entity into our company to make the transaction economically successful. This integration process is complicated and time consuming and can also be disruptive to the customers of the acquired business. If the integration process is not conducted successfully and with minimal effect on the acquired business and its customers, we may not realize the anticipated economic benefits of particular acquisitions within the expected time frame, and we may lose customers or employees of the acquired business. We may also experience greater than anticipated customer losses even if the integration process is successful.

•
To the extent our costs of an acquisition exceed the fair value of the net assets acquired, the acquisition will generate goodwill.  As discussed below, we are required to assess our goodwill for impairment at least annually, and any goodwill impairment charge could have a material adverse effect on our results of operations and financial condition;

•
To finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing stockholders; and

•
We completed the Highlands acquisition in April 2012 and the acquisition of LegacyTexas Group, Inc. in January 2015, which enhanced our rate of growth.  We may not be able to continue to sustain our past rate of growth or to grow at all in the future.

The success of our recently completed merger with LegacyTexas Group, Inc. is dependent on uncertain factors.
The success of our recently completed merger with LegacyTexas Group, Inc. is subject to a number of uncertain factors, including, but not limited to:

•	Our ability to realize expected revenues, cost savings, synergies and other benefits from the acquisition within the expected time frames or at all;

•	Costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; and

•	The credit quality of loans and other assets acquired from LegacyTexas Group, Inc.
The success of the acquisition, including anticipated benefits and cost savings, will depend, in part, on our ability to successfully combine the businesses of the Company and LegacyTexas Group, Inc., and their banking subsidiaries. To realize these anticipated benefits and cost savings, we will integrate LegacyTexas Group, Inc.'s business into our own. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. If we experience difficulties with the integration process, the anticipated benefits of the acquisition may not be realized fully or at all, or may take longer to realize than expected. Integration efforts between the two companies will also divert management attention and resources.
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
Our shareholders are only entitled to receive Board declared dividends out of funds legally available for such payments. Although we have historically declared cash dividends, we are not required to do so and may reduce or eliminate future dividends. This could adversely affect the market price of our stock. Also, we are a bank holding company, and our ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the FRB regarding capital adequacy and dividends. These guidelines relate to the ability of our wholly owned bank subsidiary to pay dividends or make other capital distributions to the Company.  The ability of a subsidiary bank to pay dividends or make other capital distributions depends on its earnings and capital levels and may be limited by their regulator's directives or orders. In our case, our banking subsidiary generally must obtain regulatory approval of a dividend if the total dividends declared by the Bank during the current year, including any proposed dividend, exceeds its net income for the current year and retained net income for the prior two years. Our banking subsidiary's net income for the two years ended December 31, 2014 totaled $72.5 million and dividends paid during that two year period totaled $32.0 million. In addition, our banking subsidiary paid a dividend in the amount of $115.2 million to the Company during January 2015. As a result, for at least the next few years, we anticipate that dividends from our wholly owned banking subsidiary will be subject to application and approval by the FRB.  No assurances can be given that any such applications will be approved by the FRB.  See “How We Are Regulated - Limitations on Dividends and Other Capital Distributions” under Item 1 and Note 18 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.
An investment in the Company's common stock is not an insured deposit.
The Company's common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in the Company's common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire the Company's common stock, you could lose some or all of your investment.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties

At December 31, 2014, the executive offices of the Company and the Bank were located at 1309 West 15th Street, Plano, Texas. In addition to our executive offices, at December 31, 2014, we had five administrative offices, 31 full-service branches and one commercial loan production office. We owned the space in which our executive offices were located and majority of the space in which our administrative offices were located. At December 31, 2014, we owned 20 of our branches, and leased the remaining facilities. The majority of our branches are located in the Dallas/ Fort Worth Metroplex in Texas, and include the cities of Addison, Allen, Carrollton, Coppell, Dallas, Plano, Euless, Flower Mound, Frisco, Garland, Grand Prairie, Grapevine, McKinney, Richardson and Wylie. We also own two First National Bank of Jacksboro locations in Jack and Wise Counties in Texas. We have one commercial loan production office located in Houston, Texas. We lease our Warehouse Purchase Program office located in Littleton, Colorado. The net book value of our investment in premises, equipment and leaseholds, excluding computer equipment, was approximately $47.0 million at December 31, 2014.
In January 2015, following the completion of the merger with LegacyTexas Group, Inc., we relocated our executive offices to 5851 Legacy Circle, Plano, Texas, to accommodate the needs of our growing organization and currently we now operate 48 banking offices in 19 North Texas cities, including 45 branches in the Dallas-Fort Worth Metroplex. We believe that our current administrative facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.
At December 31, 2014, we utilized IBM and FiServ Signature in-house data processing systems. In February 2015, we will begin using Jack Henry Silverlake for our data processing system. The net book value of all of our data processing and computer equipment at December 31, 2014, was $1.7 million.
For more information about the Company's premises and equipment, please see Note 9 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

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
Our common stock is listed on the NASDAQ Global Select Market under the symbol “LTXB”. Prior to January 2, 2015, our common stock was listed on the NASDAQ Global Select Market under the symbol “VPFG”. There were 1,876 holders of record of our common stock as of February 23, 2015.

The following table presents quarterly market high and low closing sales price information and cash dividends per share declared for our common stock for the two years ended December 31, 2014.

	Market Price Range		Dividends
	High	Low	Declared
2014
Quarter ended March 31, 2014	$28.85	$23.73	$0.12
Quarter ended June 30, 2014	29.34	23.95	0.12
Quarter ended September 30, 2014	27.52	23.94	0.12
Quarter ended December 31, 2014	27.61	21.33	0.12

2013
Quarter ended March 31, 2013	$21.75	$19.94	$—	[1]
Quarter ended June 30, 2013	20.81	17.97	0.10
Quarter ended September 30, 2013	22.34	19.62	0.10
Quarter ended December 31, 2013	27.66	20.19	0.12
1 The $0.10 per share dividend for the first quarter of 2013 was prepaid in December 2012.
The timing and amount of cash dividends paid depends on our earnings, capital requirements, financial condition and other relevant factors. The primary source for dividends paid to shareholders is the net proceeds retained by the Company from our initial public offering in 2006 and our second-step public offering in 2010. We also have the ability to receive dividends or capital distributions from LegacyTexas Bank, our wholly owned subsidiary. There are regulatory restrictions on the ability of our subsidiary bank to pay dividends. See “How We Are Regulated — Limitations on Dividends and Other Capital Distributions” under Item 1 of this report and Note 18 of Notes to Consolidated Financial Statements contained in Item 8 of this report.
Stock Repurchases
On August 22, 2012, the Company announced its intention to repurchase up to 5% of its total common shares outstanding, or up to 1,978,871 shares. The stock repurchase program, which was open-ended, commenced on August 27, 2012, and allowed the Company to repurchase its shares from time to time in the open market and in negotiated transactions, depending upon market conditions. The Board of Directors of the Company also authorized management to enter into a trading plan with Sandler O'Neill & Partners, LP in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to facilitate repurchases of its common stock pursuant to the above- mentioned stock repurchase program. The share repurchases under the plan were halted as a result of the Company’s announced acquisition of LegacyTexas Group, Inc. which automatically triggered termination of the Company’s trading plan with Sandler O’Neill & Partners, LP. Prior to termination on November 25, 2013, 83,800 shares were repurchased during 2013 at a weighted average price per share of $18.55. There were no repurchases of common stock during the fourth quarter ended December 31, 2014.
On January 27, 2015, the Company announced the resumption of this stock repurchase program and has entered into a new Rule 10b5-1 plan with Sandler O’Neill & Partners, LP to facilitate these repurchases.

Equity Compensation Plans
Set forth below is information, at December 31, 2014, regarding the Company's equity compensation plans, both of which were approved by the Company's shareholders.

	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price	Number of Securities Remaining Available for Issuance under Plans[1]
2007 Equity Incentive Plan	1,273,623	$19.82	42,905
2012 Equity Incentive Plan	97,250	25.93	1,881,100
Total	1,370,873	$20.27	1,924,005
[1] Includes 6,389 shares under the 2007 Equity Incentive Plan and 233,000 shares under the 2012 Equity Incentive Plan that may be awarded as restricted stock
Shareholder Return Performance Graph Presentation
The line graph below compares the cumulative total shareholder return on the Company’s common stock to the cumulative total return of a broad index of the NASDAQ Stock Market and a regional banking index (Morningstar Banks - Regional - US) for the period December 31, 2009 through December 31, 2014.

The information presented below assumes $100 was invested on December 31, 2009, in the Company’s common stock and in each of the indices and assumes the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance.

		12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
ViewPoint Financial Group, Inc. (now known as LegacyTexas Financial Group, Inc.)	Return %		15.37	13.03	64.49	33.12	(11.47)
	Cum $	100.00	115.37	130.40	214.50	285.55	252.79
NASDAQ Composite-Total Returns	Return %		18.02	(0.83)	17.45	40.12	14.75
	Cum $	100.00	118.02	117.04	137.47	192.62	221.02
Morningstar Banks - Regional - US	Return %		21.75	(9.98)	18.79	38.74	7.82
	Cum $	100.00	121.75	109.60	130.20	180.64	194.77

Item 6.	Selected Financial Data
The summary information presented below under “Selected Financial Condition Data” and “Selected Operations Data” for each of the years ended December 31 is derived from our audited consolidated financial statements. The following information is only a summary and you should read it in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of this report and “Financial Statements and Supplementary Data” contained in Item 8 of this report below.
The financial results presented below include the Company (formerly known as ViewPoint Financial Group, Inc.), whose business at December 31, 2014, consisted of the operations of its wholly-owned subsidiary, ViewPoint Bank, N.A. (the "Bank.") On January 1, 2015, the Company completed its merger with LegacyTexas Group, Inc. The financial results presented below only include historical activity of ViewPoint Financial Group, Inc.

	At and For the Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$4,164,114	$3,525,232	$3,663,058	$3,180,578	$2,941,995
Warehouse Purchase Program loans	786,416	673,470	1,060,720	800,935	460,912
Loans receivable, excluding Warehouse Purchase Program loans, net	2,605,204	2,029,277	1,673,204	1,211,057	1,092,114
Loans held for sale (ViewPoint Mortgage)	—	—	—	33,417	31,073
Securities available for sale, at fair value	199,699	248,012	287,034	433,745	717,497
Securities held to maturity, at amortized cost	241,920	294,583	360,554	500,488	432,519
FHLB and Federal Reserve Bank stock	44,084	34,883	45,025	37,590	20,569
Bank-owned life insurance	36,193	35,565	34,916	29,007	28,501
Deposits	2,657,809	2,264,639	2,177,806	1,963,491	2,017,550
Borrowings	887,907	664,096	917,208	771,398	496,219
Shareholders' equity	568,223	544,460	520,871	406,309	396,589

Selected Operations Data:
Total interest income	$149,647	$137,089	$137,992	$116,224	$115,385
Total interest expense	16,640	18,869	22,169	33,646	44,153
Net interest income	133,007	118,220	115,823	82,578	71,232
Provision for loan losses	6,721	3,199	3,139	3,970	5,119
Net interest income after provision for loan losses	126,286	115,021	112,684	78,608	66,113
Service charges and fees	18,467	17,778	19,512	18,556	18,505
Net gain on sale of loans	—	—	5,436	7,639	13,041
Gain (loss) on sale of available for sale securities	—	(177)	1,014	6,268	—
Other non-interest income	2,276	4,232	3,594	2,085	1,918
Total non-interest income	20,743	21,833	29,556	34,548	33,464
Total non-interest expense	98,092	88,877	87,690	75,240	73,146
Income before income tax expense	48,937	47,977	54,550	37,916	26,431
Income tax expense	17,659	16,289	19,309	11,588	8,632
Net income	$31,278	$31,688	$35,241	$26,328	$17,799

	At and For the Year Ended December 31,
	2014	2013	2012	2011	2010
Selected Financial Ratios and Other Data (Unaudited):
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.85%	0.94%	1.04%	0.89%	0.66%
Return on equity (ratio of net income to average equity)	5.60	5.92	7.23	6.45	5.69
Interest rate spread:
Average during period	3.63	3.51	3.43	2.65	2.49
End of period	3.21	3.36	3.18	2.48	2.20
Net interest margin	3.78	3.71	3.61	2.91	2.80
Non-interest income to operating revenue	12.17	13.74	17.64	22.91	22.48
Operating expense to average total assets	2.65	2.64	2.59	2.54	2.71
Efficiency ratio [1]	56.95	63.41	58.12	67.37	69.53
Average interest-earning assets to average interest-bearing liabilities	133.50	133.61	126.13	121.99	118.11
Dividend payout ratio [2]	61.34	40.33	43.84	26.28	21.70
Asset Quality Ratios:
Non-performing assets to total assets at end of period	0.58	0.64	0.79	0.80	0.69
Non-performing loans to total loans held for investment, excluding Warehouse Purchase Program loans [3]	0.89	1.08	1.61	1.88	1.59
Non-performing loans to total loans held for investment [3]	0.69	0.81	0.99	1.14	1.12
Allowance for loan losses to non-performing loans	108.69	87.50	66.36	75.71	84.22
Allowance for loan losses to total loans held for investment, excluding Warehouse Purchase Program loans [3]	0.97	0.94	1.07	1.42	1.34
Allowance for loan losses to total loans held for investment [3]	0.75	0.71	0.66	0.86	0.95
Capital Ratios:
Equity to total assets at end of period	13.65	15.44	14.22	12.77	13.48
Average equity to average assets	15.10	15.88	14.40	13.76	11.59
Other Data:
Number of branches	31	31	31	25	23
Number of loan production offices	1	1	1	8	14
1 Calculated by dividing total non-interest expense by net interest income plus non-interest income, excluding gain (loss) on foreclosed assets, amortization of intangible assets, impairment of goodwill, gains (losses) from securities transactions, merger and acquisition costs and other nonrecurring items.
2 In 2012, the Company prepaid the quarterly dividend for the first quarter of 2013 in December 2012, distributing an additional $0.10 per common share.
3 Please see "Business Strategies" contained in Item 1 and Note 1 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements
When used in filings by LegacyTexas Financial Group, Inc. (the “Company,” the “Registrant,” “we,” “our” or “LegacyTexas” in these financial statements) with the Securities and Exchange Commission (the “SEC”), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “intends” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected, including, among other things: the expected cost savings, synergies and other financial benefits from the Company's merger with LegacyTexas Group might not be realized within the expected time frames or at all and costs or difficulties relating to integration matters might be greater than expected; changes in economic conditions; fluctuations in interest rates; the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; the Company's ability to access cost-effective funding; fluctuations in real estate values and both residential and commercial real estate market conditions; demand for loans and deposits in the Company's market area; fluctuations in the price of oil, natural gas and other commodities; competition; changes in management's business strategies; our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we have acquired or may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; results of examinations of us by the Board of Governors of the Federal Reserve System and our bank subsidiary by the Texas Department of Banking or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including the revenue impact from, and any mitigation actions taken in response, to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”); changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and the other risks set forth under Risk Factors under Item 1A. of this Form 10-K. The factors listed above could materially affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.
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
Critical Accounting Estimates
Certain of our accounting estimates are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Management believes that determining the allowance for loan losses is its most critical accounting estimate. Our accounting policies are discussed in detail in Note 1 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.
Allowance for Loan Loss. The allowance for loan losses and related provision expense are susceptible to change if the credit quality of our loan portfolio changes, which is evidenced by many factors, including but not limited to charge-offs and non-performing loan trends. Generally, consumer real estate lending has a lower risk profile compared to other consumer lending (such as automobile loans). Commercial real estate and commercial and industrial lending, however, can have higher risk profiles than consumer loans due to these loans being larger in amount and more susceptible to fluctuations in industry, market and economic conditions. While management uses available information to recognize losses on loans, changes, in economic conditions, the mix and size of the loan portfolio and individual borrower conditions can dramatically impact our level of allowance for loan losses in relatively short periods of time. Management believes that the allowance for loan losses is maintained at a level that represents coverage of our best estimate of inherent credit losses in the loan portfolio as of December 31, 2014.
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
Business Strategy
Our principal objective is to be an independent, commercially-oriented, customer-focused financial services company, providing outstanding service and innovative products in our primary market area of North Texas. Our Board of Directors adopted a strategy designed to maintain growth and profitability, a strong capital position and high asset quality. Please see "Business Strategies" contained in Item 1 of this report for more information.
Comparison of Financial Condition at December 31, 2014 and December 31, 2013
General. Total assets increased by $638.9 million, or 18.1%, to $4.16 billion at December 31, 2014, from $3.53 billion at December 31, 2013, primarily due to a $696.7 million, or 25.6%, increase in gross loans (including a $112.9 million, or 16.8%, increase in Warehouse Purchase Program loans.) The increase in gross loans was partially offset by a $101.0 million, or 18.6%, decrease in the securities portfolio, which was primarily caused by maturities, paydowns and sales of securities that were not consistent with our portfolio strategy. The proceeds from the securities paydowns and sales were re-deployed to support commercial loan growth and to build liquidity in preparation for the merger with LegacyTexas Group, Inc., which was completed on January 1, 2015.
Loans. Gross loans, including Warehouse Purchase Program loans, increased by $696.7 million, or 25.6%, to $3.42 billion at December 31, 2014, from $2.72 billion at December 31, 2013.

	December 31, 2014	December 31, 2013	Dollar Change	Percent Change
	(Dollars in thousands)
Commercial real estate	$1,265,868	$1,091,200	$174,668	16.0%
Commercial and industrial loans:
Commercial	741,678	425,030	316,648	74.5
Warehouse lines of credit	40,146	14,400	25,746	178.8
Total commercial and industrial loans	781,824	439,430	342,394	77.9
Construction and land loans
Commercial construction and land	14,396	27,619	(13,223)	(47.9)
Consumer construction and land	6,902	2,628	4,274	162.6
Total construction and land loans	21,298	30,247	(8,949)	(29.6)
Consumer:
Consumer real estate	524,199	441,226	82,973	18.8
Other consumer	40,491	47,799	(7,308)	(15.3)
Total consumer loans	564,690	489,025	75,665	15.5
Gross loans held for investment, excluding Warehouse Purchase Program loans	2,633,680	2,049,902	583,778	28.5
Warehouse Purchase Program loans	786,416	673,470	112,946	16.8
Gross loans held for investment	$3,420,096	$2,723,372	$696,724	25.6%

During 2014, the increase in loans was primarily driven by growth in our commercial lending portfolio, as commercial loans (essentially commercial real estate and commercial and industrial loans) increased by a combined $503.4 million, or 32.3%. Commercial and industrial loans increased by $342.4 million, or 77.9%, to $781.8 million at December 31, 2014, from $439.4 million at December 31, 2013. Energy loans, which are reported as commercial and industrial loans, totaled $359.6 million at December 31, 2014, up $193.1 million from December 31, 2013. In May 2013, the Company formed its Energy Finance group, which is comprised of a group of seasoned lenders, executives, and credit risk professionals with more than 100 years of combined Texas energy experience, to focus on providing loans to private and public oil and gas companies throughout the United States. The group also offers the Bank's full array of commercial services, including Treasury Management and letters of credit, to its customers. The vast majority of the loans in the Energy portfolio are reserve-based loans, secured by deeds of trust on properties containing both oil and natural gas reserves. Four loans managed by the Energy Finance group are not secured by oil and gas reserves. These loans, with a combined commitment of $39.5 million and a total outstanding balance of $16.5 million at December 31, 2014, are categorized as “Midstream and Other” loans. Loans in this category are typically related to the transmission of oil and natural gas and would have only an indirect impact from declining commodity prices.
At December 31, 2014, the Company had three relationships in the Commercial & Industrial loan portfolio (outside of the $359.6 million reported as energy loans) who are involved in the energy exploration sector providing front-end service to companies who drill oil and gas wells and whose business could be impacted by the dramatic reduction in drilling activity as a result of the severe drop in the price of oil and gas.  These relationships totaled $2.6 million at December 31, 2014, of which one relationship totaling $1.3 million is classified as Substandard and Impaired.  The other two relationships consist of performing loans and are not criticized.
The commercial real estate portfolio, including commercial construction and land loans, increased by $161.4 million, or 14.4%, to $1.28 billion at December 31, 2014, from $1.12 billion at December 31, 2013. Our commercial real estate portfolio consists almost exclusively of loans secured by existing, multi-tenanted commercial real estate. 91% of our commercial real estate loan balances are secured by properties located in Texas.
Warehouse Purchase Program loans increased by $112.9 million, or 16.8%, to $786.4 million at December 31, 2014, from $673.5 million at December 31, 2013. Although not bound by any legally binding commitment, when a purchase decision is made, the Company purchases a 100% participation interest in the loans originated by our mortgage banking company customers, which are then held as one- to four- family mortgage loans. The mortgage banking company closes mortgage loans consistent with underwriting standards established by approved investors and, once all pertinent documents are received, the participation interest is delivered by the Company to the investor selected by the originator and approved by the Company.

Loans funded by the Warehouse Purchase Program during the fourth quarter of 2014 consisted of 55% conforming and 45% government loans.
Consumer real estate loans increased by $83.0 million, or 18.8%, to $524.2 million at December 31, 2014 from $441.2 million at December 31, 2013. The Company does not originate one- to four- family real estate loans but typically purchase these loans from correspondents on both a servicing retained and servicing released basis. Also, the Company originates consumer home equity and home improvement loans.
Mortgage reform rules mandated by the Dodd-Frank Act became effective in January 2014, requiring lenders to make a reasonable, good faith determination of a borrower’s ability to repay any consumer closed-end credit transaction secured by a dwelling and to limit prepayment penalties. Increased risks of legal challenge, private right of action and regulatory enforcement are presented by these rules. The Company originates and purchases loans that do not meet the definition of a “qualified mortgage” (“QM”). At December 31, 2014, the Company had $45.6 million in non-QM loans, consisting of home equity and home improvement loans totaling $34.2 million, residential mortgage loans totaling $11.1 million and $318,000 in Warehouse Purchase Program loans. To mitigate the risks involved with non-QM loans, the Company has implemented systems, processes, procedural and product changes, and maintains its underwriting standards, to ensure that the “ability-to-repay” requirements of the new rules are adequately addressed.
Allowance for Loan Losses. The allowance for loan losses is maintained to cover losses that are estimated in accordance with US GAAP. It is our estimate of credit losses in our loan portfolio at each balance sheet date. Our methodology for analyzing the allowance for loan losses consists of general and specific components. For more information about the Company's calculation of its allowance for loan losses, please see "Business-Allowance for Loan Losses" contained in Item I and Notes 1 and 5 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.
Our non-performing loans, which consist of nonaccrual loans, include both smaller balance homogeneous loans that are collectively evaluated for impairment and larger individually classified impaired loans. Loans are placed on nonaccrual status when the collection of principal and/or interest becomes doubtful or other factors involving the loan warrant placing the loan on nonaccrual status.
At December 31, 2014, we had $14.1 million of loans classified as TDRs, of which $1.1 million were accruing interest and $13.0 million were classified as nonaccrual. For more information about the Company's TDRs, please see "Business -Non-performing Assets" contained in Item I and Notes 1 and 5 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.
Non-performing loans to total loans held for investment, excluding Warehouse Purchase Program loans, was 0.89% at December 31, 2014 compared to 1.08% at December 31, 2013. Including Warehouse Purchase Program loans, non-performing loans to total loans held for investment was 0.69% at December 31, 2014 compared to 0.81% at December 31, 2013. Non-performing loans increased by $1.4 million to $23.5 million at December 31, 2014 from $22.1 million at December 31, 2013. Purchased credit impaired, or PCI, loans are not considered nonperforming loans, and accordingly, are not included in the non-performing loans to total loans ratio as a numerator, but are included in total loans reflected in the denominator. The result is a downward trend in the ratio when compared to prior periods, assuming all other factors stay the same. Similarly, other asset quality ratios, such as the allowance for loan losses to total loans ratio will reflect a downward trend, assuming all other factors stay the same, due to the impact of PCI loans on the denominator with no corresponding impact in the numerator.
Our allowance for loan losses was $25.5 million at December 31, 2014 compared to $19.4 million at December 31, 2013, or 0.75% of total loans held for investment (including Warehouse Purchase Program loans) at December 31, 2014 compared to 0.71% at December 31, 2013. Our allowance for loan losses to non-performing loans was 108.69% at December 31, 2014 compared to 87.50% at December 31, 2013. The increase in the allowance for losses from December 31, 2013, was primarily related to the $503.8 million growth in commercial loans.
Additionally, in the fourth quarter of 2014, the Company increased its qualitative reserve factors to set aside additional allowance for loan losses due to the economic uncertainty in Texas related to the recent decline in the price of oil. As of December 31, 2014, the Company had not recognized a loss from loans in the Energy portfolio since its inception in May 2013, which we believe is a reflection of prudent risk mitigation techniques.  These techniques include sound underwriting (reasonable advance rates based on number and diversification of wells), sound policy (requiring hedges on production sales), and conservative collateral valuations (frequent borrowing base determinations at prices below NYMEX posted rates).  All borrowing base valuations are performed by highly qualified and nationally recognized third party firms intimately familiar with the properties and their production history. Based upon recent borrowing base determinations using updated price deck information, the Company downgraded a $5.8 million energy relationship to Special Mention status and a $12.0 million energy relationship to Substandard status. Both of these relationships are reported as commercial and industrial loans.  These downgrades were driven by higher than acceptable loan to value ratios as a result of the drop in oil prices.  These relationships are currently performing and were not deemed to be impaired at December 31, 2014. Less than 1% of the Company's loan portfolio (excluding Warehouse Purchase Program loans) consisted of criticized energy loans, and all energy loans were performing at December 31, 2014.
Securities. Our securities portfolio decreased by $101.0 million, or 18.6%, to $441.6 million at December 31, 2014, from $542.6 million at December 31, 2013. The decrease in our securities portfolio primarily resulted from paydowns and maturities totaling $2.11 billion, which were partially offset by purchases totaling $2.01 billion. The majority of these purchases were done for tax strategy purposes. Proceeds from paydowns and maturities of securities were used to fund loan growth and to build liquidity in preparation for the merger with LegacyTexas Group, Inc., which was completed on January 1, 2015.
Deposits. Total deposits increased by $393.2 million, or 17.4%, to $2.66 billion at December 31, 2014, from $2.26 billion at December 31, 2013.

	December 31, 2014	December 31, 2013	Dollar Change	Percent Change
	(Dollars in thousands)
Non-interest-bearing demand	$494,376	$410,933	$83,443	20.3%
Interest-bearing demand	472,703	474,515	(1,812)	(0.4)
Savings and money market	1,176,749	904,576	272,173	30.1
Time	513,981	474,615	39,366	8.3
Total deposits	$2,657,809	$2,264,639	$393,170	17.4%

Since December 31, 2013, deposits have increased in all categories, with the exception of interest-bearing demand, which declined by $1.8 million. Savings and money market deposits increased by $272.2 million, or 30.1%, from December 31, 2013, which includes $131.1 million in savings deposits from other financial institutions (a program initiated in the second quarter of 2014), as well as increases in both consumer and commercial savings and money market deposit balances. Over the past year, non-interest-bearing demand deposits increased by $83.4 million, or 20.3%, and totaled $494.4 million, or 18.6%, of total deposits at December 31, 2014. This increase was driven by higher balances in commercial checking products. Time deposits increased by $39.4 million, or 8.3%, from December 31, 2013.
Borrowings. FHLB advances, net of a $1.2 million restructuring prepayment penalty, increased by $223.8 million, or 35.0%, to $862.9 million at December 31, 2014, from $639.1 million at December 31, 2013. The outstanding balance of FHLB advances increased due to higher Warehouse Purchase Program balances at December 31, 2014, of which a portion had been strategically funded with short-term advances. At December 31, 2014, the Company was eligible to borrow an additional $387.2 million from the FHLB. Additionally, the Company was eligible to borrow $51.3 million from the Federal Reserve Bank discount window and has available federal funds lines of credit from multiple correspondent banks totaling $125.0 million. In addition to FHLB advances, at December 31, 2014, the Company had a $25.0 million outstanding repurchase agreement with Credit Suisse.

The below table shows FHLB advances by maturity and weighted average rate at December 31, 2014:

	Balance	Weighted Average Rate
	(Dollars in thousands)
Less than 90 days	$716,478	0.14%
90 days to less than one year	57,264	3.60
One to three years	72,198	3.03
After three to five years	15,068	4.68
After five years	3,095	5.50
	864,103	0.71%
Restructuring prepayment penalty	(1,196)
Total	$862,907
Shareholders’ Equity. Total shareholders' equity increased by $23.8 million, or 4.4%, to $568.2 million at December 31, 2014, from $544.5 million at December 31, 2013.

	December 31, 2014	December 31, 2013	Dollar Change	Percent Change
	(Dollars in thousands)
Common stock	$400	$399	$1	0.3%
Additional paid-in capital	386,549	377,657	8,892	2.4
Retained earnings	195,327	183,236	12,091	6.6
Accumulated other comprehensive income (loss), net	930	(383)	1,313	N/M [1]
Unearned ESOP shares	(14,983)	(16,449)	1,466	(8.9)
Total shareholders’ equity	$568,223	$544,460	$23,763	4.4%
1 N/M - not meaningful
Retained earnings were increased by net income of $31.3 million recognized during 2014. The increase due to net income was partially offset by the payment of four quarterly dividends totaling $0.48 per common share, or $19.2 million, during the year ended December 31, 2014.
Comparison of Results of Operation for the Years Ended December 31, 2014 and 2013
General. Net income for the year ended December 31, 2014 was $31.3 million, a decrease of $410,000, or 1.3%, from net income of $31.7 million for the year ended December 31, 2013. The decrease in net income was driven by a $9.2 million increase in non-interest expense, a $3.5 million increase in the provision for loan losses and a $1.1 million decrease in non-interest income, which was partially offset by a $14.8 million increase in net interest income. Basic and diluted earnings per share for the year ended December 31, 2014, were $0.82 and $0.81, respectively, compared to basic and diluted earnings per share for the year ended December 31, 2013, of $0.83.
Interest Income. Interest income increased by $12.6 million, or 9.2%, to $149.6 million for the year ended December 31, 2014, from $137.1 million for the year ended December 31, 2013.

	Year Ended December 31,		Dollar	Percent
	2014	2013	Change	Change
	(Dollars in thousands)
Interest and dividend income
Loans, including fees	$137,255	$124,522	$12,733	10.2%
Securities	11,600	11,913	(313)	(2.6)
Interest-bearing deposits in other financial institutions	249	126	123	97.6
FHLB and Federal Reserve Bank stock	543	528	15	2.8
	$149,647	$137,089	$12,558	9.2%

The increase in interest income for the year ended December 31, 2014 compared to 2013, was primarily due to a $12.7 million, or 10.2%, increase in interest income on loans, which was driven by higher commercial loan volume. For the year ended December 31, 2014, the average balance of commercial and industrial loans increased by $281.1 million, or 84.5%, compared to the year ended December 31, 2013, which resulted in a $10.4 million increase in interest income. Additionally, the average balance of commercial real estate loans increased by $207.6 million, or 21.4%, for the year ended December 31, 2014, compared to 2013, contributing $8.9 million of the increase in interest income. The increases in interest income related to commercial loan volume were partially offset by a $108.4 million, or 15.9%, decrease in the average balance of Warehouse Purchase Program loans for the year ended December 31, 2014, compared to 2013, as well as reductions in yields on all commercial and real estate loan portfolios.
The $313,000 decrease in interest income on securities for the year ended December 31, 2014, compared in 2013, was primarily due to a $42.5 million decrease in the average balance of agency mortgage-backed securities, which was partially offset by higher yields earned on agency mortgage-backed securities and collateralized mortgage obligations.
Interest Expense. Interest expense decreased by $2.2 million, or 11.8%, to $16.6 million for the year ended December 31, 2014, from $18.9 million for the year ended December 31, 2013.

	Year Ended December 31,		Dollar	Percent
	2014	2013	Change	Change
	(Dollars in thousands)
Interest expense
Deposits	$8,212	$9,545	$(1,333)	(14.0)%
FHLB advances	7,610	8,503	(893)	(10.5)
Repurchase agreement	816	816	—	—
Other borrowings	2	5	(3)	(60.0)
	$16,640	$18,869	$(2,229)	(11.8)%
The decrease in interest expense for the year ended December 31, 2014, compared to 2013, was primarily due to a $1.3 million, or 14.0%, decrease in interest expense on deposits, as well as an $893,000, or 10.5%, decrease in interest expense on FHLB advances. While volume was up in borrowings and in all deposit categories, the average rate paid on time deposits and borrowings decreased by 47 and 27 basis points, respectively. The average cost of interest-bearing liabilities decreased by 16 basis points to 0.63% for the year ended December 31, 2014, compared to 0.79% for the same period in 2013.
Net Interest Income. Net interest income increased by $14.8 million, or 12.5%, to $133.0 million for the year ended December 31, 2014, from $118.2 million for the year ended December 31, 2013. The net interest margin increased seven basis points to 3.78% for the year ended December 31, 2014, from 3.71% last year. The net interest rate spread increased 12 basis points to 3.63% for the year ended December 31, 2014, from 3.51% last year. The increases in the net interest margin and spread were primarily attributable to changes in the earning asset mix, as we increased volume in higher-yielding commercial loans, as well as lowered time and interest-bearing demand deposit rates. Accretion of interest related to the 2012 Highlands acquisition contributed four basis points to the net interest margin for the year ended December 31, 2014 compared to nine basis points for the year ended December 31, 2013.
Provision for Loan Losses. The provision for loan losses was $6.7 million for the year ended December 31, 2014, an increase of $3.5 million, or 110.1%, from $3.2 million for the year ended December 31, 2013. The increase in the provision for loan losses compared to the year ended December 31, 2013, was primarily related to increased commercial loan production, as commercial balances increased by $503.8 million from December 31, 2013. Additionally, in the fourth quarter of 2014, the Company increased its qualitative reserve factors to set aside additional allowance for loan losses due to the economic uncertainty in Texas related to the recent decline in the price of oil. As of December 31, 2014, the Company had not recognized a loss from loans in the Energy portfolio, which we believe is a reflection of prudent risk mitigation techniques.  These techniques include sound underwriting (reasonable advance rates based on number and diversification of wells), sound policy (requiring hedges on production sales), and conservative collateral valuations (frequent borrowing base determinations at prices below NYMEX posted rates).  All borrowing base valuations are performed by highly qualified and nationally recognized third party firms intimately familiar with the properties and their production history.
Net charge-offs for the year ended December 31, 2014, totaled $530,000, compared to $1.9 million for the year ended December 31, 2013, while the percentage of allowance for loan losses to total loans (including Warehouse Purchase Program loans) was 0.75% at December 31, 2014 , compared to 0.71% at December 31, 2013.

Non-interest Income. Non-interest income decreased by $1.1 million, or 5.0%, to $20.7 million for the year ended December 31, 2014, from $21.8 million for the year ended December 31, 2013.

	Year Ended December 31,		Dollar	Percent
	2014	2013	Change	Change
	(Dollars in thousands)
Non-interest income
Service charges and fees	$18,467	$17,778	$689	3.9%
Other charges and fees	915	937	(22)	(2.3)
Bank-owned life insurance income	628	649	(21)	(3.2)
Gain (loss) on sale of available-for-sale securities	—	(177)	177	(100.0)
Gain (loss) on sale and disposition of assets	658	835	(177)	(21.2)
Other	75	1,811	(1,736)	(95.9)
	$20,743	$21,833	$(1,090)	(5.0)%
The $1.1 million decrease in non-interest income from the year ended December 31, 2013, was primarily attributable to a $1.7 million decrease in other non-interest income, caused by fluctuations in the value of community development-oriented private equity funds used for Community Reinvestment Act purposes. During the year ended December 31, 2014, the Company recorded a net decrease of $459,000 on these funds, compared to a net increase of $946,000 for 2013. This decline in other non-interest income was partially offset by a $689,000, or 3.9%, increase in service charges and fees compared to the year ended December 31, 2013, primarily due to higher commercial loan pre-payment and other one-time commercial loan fees, as well as an increase in debit card fee income. A $177,000 loss on the sale of available-for-sale securities recorded in the 2013 period was offset by a $177,000 decrease in the gain (loss) on sale and disposition of assets, related to a net gain of $131,000 on other real estate owned recognized in the year ended December 31, 2013, compared to a net loss of $88,000 recognized in the 2014 period.
Non-interest Expense. Non-interest expense increased by $9.2 million, or 10.4%, to $98.1 million for the year ended December 31, 2014, from $88.9 million for the year ended December 31, 2013.

	Year Ended December 31,		Dollar	Percent
	2014	2013	Change	Change
	(Dollars in thousands)
Non-interest expense
Salaries and employee benefits	$55,057	$53,328	$1,729	3.2%
Merger and acquisition costs	10,291	663	9,628	1,452.2
Advertising	1,535	2,690	(1,155)	(42.9)
Occupancy and equipment	7,374	7,675	(301)	(3.9)
Outside professional services	2,291	2,760	(469)	(17.0)
Regulatory assessments	2,713	2,477	236	9.5
Data processing	6,862	6,727	135	2.0
Office operations	6,584	6,783	(199)	(2.9)
Other	5,385	5,774	(389)	(6.7)
	$98,092	$88,877	$9,215	10.4%
The increase in non-interest expense from the year ended December 31, 2013, was attributable to a $9.6 million increase in merger and acquisition costs related to the merger with LegacyTexas Group, Inc., which was completed on January 1, 2015. Excluding the impact of $10.3 million and $663,000 in merger and acquisition costs for the years ended December 31, 2014, and 2013, respectively, non-interest expense declined by $413,000, primarily due to decreases in advertising, occupancy and equipment, outside professional services and other non-interest expense. Advertising expense declined by $1.2 million, or 42.9%, compared to the 2013 period, as the Company cut advertising in advance of the branding change resulting from the merger with LegacyTexas Group, Inc., which, effective January 1, 2015, changed the Company's name to LegacyTexas Financial Group, Inc. and merged the Bank into LegacyTexas Bank. Outside professional services expense declined by $469,000, or 17.0%, compared to the 2013 period, primarily due to a reduction in audit and legal fees.

Salaries and employee benefits expense increased by $1.7 million, or 3.2%, from the year ended December 31, 2013, primarily due to an increase in performance-based incentives related to the strong financial performance in 2014. Additionally, restricted stock expense for the year ended December 31, 2014, was higher by $863,000 compared to the 2013 period, primarily due to $666,000 of expense that was reversed in the 2013 period due to the cancellation of certain stock awards that did not meet performance-based vesting conditions, with no comparable expense reversals recognized in the 2014 period.
Income Tax Expense. During the year ended December 31, 2014, we recognized income tax expense of $17.7 million on our pre-tax income, which was an effective tax rate of 36.1%, compared to income tax expense of $16.3 million, which was an effective tax rate of 34.0%, for the year ended December 31, 2013. The increase in the effective tax rate was primarily due to increased permanent book-tax differences related to non-deductible merger costs and the non-deductible portion of ESOP shares released.
Comparison of Results of Operation for the Years Ended December 31, 2013 and 2012
General. Net income for the year ended December 31, 2013 was $31.7 million, a decrease of $3.6 million, or 10.1%, from net income of $35.2 million for the year ended December 31, 2012. The decrease in net income was primarily driven by a $7.7 million decrease in non-interest income and a $1.2 million increase in non-interest expense, partially offset by a $2.4 million increase in net interest income. Basic and diluted earnings per share for the year ended December 31, 2013, were $0.83, a $0.15 decrease from $0.98 for the year ended December 31, 2012.
Interest Income. Interest income decreased by $903,000, or 0.7%, to $137.1 million for the year ended December 31, 2013 from $138.0 million for the year ended December 31, 2012.

	Year Ended December 31,		Dollar	Percent
	2013	2012	Change	Change
	(Dollars in thousands)
Interest and dividend income
Loans, including fees	$124,522	$120,596	$3,926	3.3%
Securities	11,913	16,741	(4,828)	(28.8)
Interest bearing deposits in other financial institutions	126	117	9	7.7
FHLB and Federal Reserve Bank stock	528	538	(10)	(1.9)
	$137,089	$137,992	$(903)	(0.7)%
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
Net Interest Income. Net interest income increased by $2.4 million, or 2.1%, to $118.2 million for the year ended December 31, 2013, from $115.8 million for the year ended December 31, 2012. The net interest margin increased 10 basis points to 3.71% for the year ended December 31, 2013, from 3.61% for 2012. The net interest rate spread increased eight basis points to 3.51% for the year ended December 31, 2013, from 3.43% for 2012. The increase in the net interest rate margin and spread was primarily attributable to changes in the earning asset mix, lower deposit rates and the impact of the Highlands acquisition. Net of the impact of the Highlands acquisition, the net interest margin for the year ended December 31, 2013 and December 31, 2012, would have been 3.62% and 3.50%, respectively.
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

	Year Ended December 31,		Dollar	Percent
	2013	2012	Change	Change
	(Dollars in thousands)
Non-interest income
Service charges and fees	$17,778	$19,512	$(1,734)	(8.9)%
Other charges and fees	937	579	358	61.8
Net gain on sale of mortgage loans	—	5,436	(5,436)	(100.0)
Bank-owned life insurance income	649	699	(50)	(7.2)
Gain (loss) on sale of available for sale securities	(177)	1,014	(1,191)	(117.5)
Gain (loss) on sale and disposition of assets	835	(191)	1,026	(537.2)
Impairment of goodwill	—	(818)	818	(100.0)
Other	1,811	3,325	(1,514)	(45.5)
	$21,833	$29,556	$(7,723)	(26.1)%
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

	Year Ended December 31,		Dollar	Percent
	2013	2012	Change	Change
	(Dollars in thousands)
Non-interest expense
Salaries and employee benefits	$53,328	$51,719	$1,609	3.1%
Merger and Acquisition cost	663	4,127	(3,464)	(83.9)
Advertising	2,690	1,753	937	53.5
Occupancy and equipment	7,675	7,365	310	4.2
Outside professional services	2,760	2,320	440	19.0
Regulatory assessments	2,477	2,534	(57)	(2.2)
Data processing	6,727	6,109	618	10.1
Office operations	6,783	7,144	(361)	(5.1)
Other	5,774	4,619	1,155	25.0
	$88,877	$87,690	$1,187	1.4%
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
Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Also presented are the weighted average yields on interest-earning assets, rates paid on interest- bearing liabilities and the resultant spread. All average balances are daily average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	Year Ended December 31,
	2014			2013			2012
	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$1,179,731	$64,157	5.44%	$972,088	$55,210	5.68%	$719,181	$45,429	6.32%
Warehouse Purchase Program	571,612	20,334	3.56	679,986	26,304	3.87	771,767	31,522	4.08
Commercial and industrial	613,691	26,026	4.24	332,600	15,583	4.69	185,101	10,112	5.46
Consumer real estate	490,029	24,097	4.92	468,998	24,250	5.17	540,577	29,243	5.41
Other consumer	43,505	2,641	6.07	52,859	3,175	6.01	59,120	3,610	6.11
ViewPoint Mortgage loans held for sale	—	—	—	—	—	—	13,383	680	5.08
Less: deferred fees and allowance for loan loss	(22,611)	—	—	(18,727)	—	—	(18,269)	—	—
Loans receivable [1]	2,875,957	137,255	4.77	2,487,804	124,522	5.01	2,270,860	120,596	5.31
Agency mortgage-backed securities	259,461	5,694	2.19	301,916	6,156	2.04	331,308	7,833	2.36
Agency collateralized mortgage obligations	164,865	3,579	2.17	242,171	3,545	1.46	466,394	6,909	1.48
Investment securities	75,513	2,327	3.08	68,208	2,212	3.24	56,603	1,999	3.53
FHLB and FRB stock	36,792	543	1.48	34,426	528	1.53	39,548	538	1.36
Interest-earning deposit accounts	102,872	249	0.24	54,771	126	0.23	43,669	117	0.27
Total interest-earning assets	3,515,460	149,647	4.26	3,189,296	137,089	4.30	3,208,382	137,992	4.30
Non-interest-earning assets	182,760			182,229			177,717
Total assets	$3,698,220			$3,371,525			$3,386,099
Interest-bearing liabilities:
Interest-bearing demand	$461,090	1,653	0.36	$457,210	1,811	0.40	$479,209	3,391	0.71
Savings and money market	1,037,831	3,144	0.30	888,969	2,438	0.27	859,119	2,340	0.27
Time	500,755	3,415	0.68	459,538	5,296	1.15	487,040	5,722	1.17
Borrowings	633,683	8,428	1.33	581,293	9,324	1.60	718,265	10,716	1.49
Total interest-bearing liabilities	2,633,359	16,640	0.63	2,387,010	18,869	0.79	2,543,633	22,169	0.87
Non-interest-bearing demand	440,150			392,752			306,788
Non-interest-bearing liabilities	66,177			56,437			48,076
Total liabilities	3,139,686			2,836,199			2,898,497
Total shareholders’ equity	558,534			535,326			487,602
Total liabilities and shareholders’ equity	$3,698,220			$3,371,525			$3,386,099
Net interest income and margin		$133,007	3.78%		$118,220	3.71%		$115,823	3.61%
Net interest income and margin (tax-equivalent basis) [2]		$133,798	3.81%		$118,980	3.73%		$116,510	3.63%
Net interest rate spread			3.63%			3.51%			3.43%
Net earning assets	$882,101			$802,286			$664,749
Average interest-earning assets to average interest-bearing liabilities	133.50%			133.61%			126.13%

[1]
Calculated net of deferred fees, loan discounts, loans in process and allowance for loan losses. Construction loans have been included in the commercial real estate and consumer real estate line items, as appropriate.

[2]
In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for 2014, 2013 and 2012. Tax-exempt investments and loans had an average balance of $67.6 million, $63.1 million and $52.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

	Year Ended December 31,
	2014 versus 2013			2013 versus 2012
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$11,375	$(2,428)	$8,947	$14,723	$(4,942)	$9,781
Warehouse Purchase Program	(3,968)	(2,002)	(5,970)	(3,611)	(1,607)	(5,218)
Commercial and industrial	12,047	(1,604)	10,443	7,085	(1,614)	5,471
Consumer real estate	1,062	(1,215)	(153)	(3,744)	(1,249)	(4,993)
Other consumer	(568)	34	(534)	(377)	(58)	(435)
ViewPoint Mortgage loans held for sale	—	—	—	(680)	—	(680)
Loans receivable [1]	19,948	(7,215)	12,733	13,396	(9,470)	3,926
Agency mortgage-backed securities	(908)	446	(462)	(657)	(1,020)	(1,677)
Agency collateralized mortgage obligations	(1,349)	1,383	34	(3,283)	(81)	(3,364)
Investment securities	229	(114)	115	386	(173)	213
FHLB and FRB stock	35	(20)	15	(74)	64	(10)
Interest-earning deposit accounts	116	7	123	27	(18)	9
Total interest-earning assets	18,071	(5,513)	12,558	9,795	(10,698)	(903)
Interest-bearing liabilities:
Interest-bearing demand	15	(173)	(158)	(149)	(1,431)	(1,580)
Savings and money market	435	271	706	82	16	98
Time	440	(2,321)	(1,881)	(319)	(107)	(426)
Borrowings	791	(1,687)	(896)	(2,154)	762	(1,392)
Total interest-bearing liabilities	1,681	(3,910)	(2,229)	(2,540)	(760)	(3,300)
Net interest income	$16,390	$(1,603)	$14,787	$12,335	$(9,938)	$2,397
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
In addition to the primary sources of funds, management has several secondary sources available to meet potential funding requirements. At December 31, 2014, the Company had an additional borrowing capacity of $387.2 million with the FHLB. Also, at December 31, 2014, the Company had $125.0 million in federal funds lines of credit available with other financial institutions. The Company may also use the discount window at the Federal Reserve Bank as a source of short-term funding. Federal Reserve Bank borrowing capacity varies based upon securities pledged to the discount window line. At December 31, 2014, securities pledged had a collateral value of $51.3 million.

At December 31, 2014, the Company had classified 45.2% of its securities portfolio as available for sale (including pledged securities), providing an additional source of liquidity. Management believes that because active markets exist and our securities portfolio is of high quality, our available for sale securities are marketable. Participations in loans we originate, including portions of commercial real estate loans, are sold to create another source of liquidity and to manage borrower concentration risk as well as interest rate risk.
Liquidity management is both a daily and long-term function of business management. Short term excess liquidity is generally placed in short-term investments, such as overnight deposits at the FRB and correspondent banks. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities.
Planning for the Company's normal business liquidity needs, both expected and unexpected, is done on a daily and short-term basis through the cash management function. On a longer-term basis it is accomplished through the budget and strategic planning functions, with support from internal asset/liability management software model projections.
The Liquidity Committee monitors liquidity positions and projections. Liquidity contingency planning is added to the Committee's process by focusing on possible scenarios that would stress liquidity beyond our normal business liquidity needs. These scenarios may include macro-economic and bank specific situations focusing on high probability-high impact, high probability-low impact, low probability-high impact, and low probability-low impact stressors.
Management recognizes that the events and their severity of liquidity stress leading up to and occurring during a liquidity stress event cannot be precisely defined or listed. Nevertheless, management believes that liquidity stress events can be categorized into sources and uses of liquidity, and levels of severity, with responses that apply to various situations.
The Company, which is a separate legal entity from LegacyTexas Bank and must provide for its own liquidity, had liquid assets of $46.8 million on an unconsolidated basis at December 31, 2014. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders as well as for any Company stock repurchases. The Company has the ability to receive dividends or capital distributions from LegacyTexas Bank, although there are regulatory restrictions on the ability of LegacyTexas Bank to pay dividends. See “How We Are Regulated - Limitations on Dividends and Other Capital Distributions” under Item 1 and Note 18 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.
The Company uses its sources of funds primarily to meet its expenses, pay maturing deposits and fund withdrawals, and to fund loan commitments. Total approved loan commitments (including Warehouse Purchase Program commitments, unused lines of credit and letters of credit) amounted to $942.6 million and $988.7 million at December 31, 2014, and December 31, 2013, respectively. It is management's policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Company. Certificates of deposit scheduled to mature in one year or less at December 31, 2014 totaled $361.1 million with a weighted average rate of 0.55%.
During the year ended December 31, 2014, cash and cash equivalents increased by $44.0 million, or 50.1%, to $132.0 million at December 31, 2014 from $88.0 million at December 31, 2013. Operating activities provided cash of $52.0 million and financing activities provided cash of $598.9 million, which was partially offset by cash used in investing activities of $606.9 million. Primary sources of cash for the year ended December 31, 2014 included pay-offs of Warehouse Purchase Program loans totaling $11.8 billion, proceeds from FHLB advances of $712.0 million and maturities, prepayments and calls of available-for-sale securities of $2.1 billion. Primary uses of cash for the year ended December 31, 2014 included originations of Warehouse Purchase Program loans totaling $11.9 billion, repayments on FHLB advances of $488.2 million, net funding of loans held for investment of $583.8 million and purchases of available-for-sale securities of $2.0 billion.
Please see Item 1A (Risk Factors) contained in Part 1 of this Form 10-K for information regarding liquidity risk.

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments
The following table presents our contractual obligations and commitments to make future payments as of December 31, 2014. Commitments to extend credit to our borrowers are shown in aggregate and by payment due dates (not including any interest amounts.) In addition to the commitments below, the Company had overdraft protection available to its depositors in the amount of $73.0 million at December 31, 2014.

	December 31, 2014
	Less than One Year	One through Three Years	Four through Five Years	After Five Years	Total
	(Dollars in thousands)
Contractual obligations:
Deposits without a stated maturity	$2,143,828	$—	$—	$—	$2,143,828
Certificates of deposit	361,062	140,120	10,847	1,952	513,981
FHLB advances (gross of restructuring prepayment penalty of $1,196)	773,742	72,198	15,068	3,095	864,103
Repurchase agreement	—	—	25,000	—	25,000
Private equity fund for Community Reinvestment Act purposes	3,480	—	—	—	3,480
Operating leases (premises)	2,456	3,621	1,581	4,488	12,146
Total contractual obligations	$3,284,568	$215,939	$52,496	$9,535	3,562,538
Off-balance sheet loan commitments: [1]
Unused commitments to extend credit	$171,242	$151,017	$156,909	$41,491	520,659
Unused capacity on Warehouse Purchase Program loans [2]	414,584	—	—	—	414,584
Standby letters of credit	2,765	4,626	—	—	7,391
Total loan commitments	$588,591	$155,643	$156,909	$41,491	942,634
Total contractual obligations and loan commitments					$4,505,172
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

Capital Resources
At December 31, 2014, the Bank and the Company were subject to minimum capital requirements imposed by the OCC and the FRB. Effective on January 1, 2015, upon completion of the merger with LegacyTexas Group, Inc., the Bank was merged into LegacyTexas Bank, with regulatory oversight by the TDOB and the FRB. Consistent with our goal to operate a sound and profitable organization, our policy is for the Company and its subsidiary bank to maintain “well-capitalized” status under the FRB regulations. Based on capital levels at December 31, 2014 and 2013, the Bank and the Company were considered to be well-capitalized. See “How We Are Regulated - Regulatory Capital Requirements.”
At December 31, 2014, the Bank's equity totaled $500.9 million. The Company's consolidated equity totaled $568.2 million, or 13.6% of total assets, at December 31, 2014.

	Actual		Required for Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014	(Dollars in Thousands)
Total risk-based capital
the Company	$562,448	15.87%	$283,618	8.00%	$354,522	10.00%
the Bank	495,171	13.98	283,314	8.00	354,142	10.00
Tier 1 risk-based capital
the Company	536,899	15.14	141,809	4.00	212,713	6.00
the Bank	469,622	13.26	141,657	4.00	212,485	6.00
Tier 1 leverage
the Company	536,899	13.86	154,900	4.00	193,625	5.00
the Bank	469,622	12.13	154,910	4.00	193,638	5.00

December 31, 2013
Total risk-based capital
the Company	$533,266	18.85%	$226,316	8.00%	$282,895	10.00%
the Bank	431,442	15.26	226,181	8.00	282,727	10.00
Tier 1 risk-based capital
the Company	513,908	18.17	113,158	4.00	169,737	6.00
the Bank	412,084	14.58	113,091	4.00	169,636	6.00
Tier 1 leverage
the Company	513,908	15.67	131,197	4.00	163,996	5.00
the Bank	412,084	12.56	131,217	4.00	164,021	5.00
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
Recent Accounting Pronouncements
For discussion of Recent Accounting Pronouncements, please see Note 1 — Adoption of New Accounting Standards and Note 1 — Effect of Newly Issued But Not Yet Effective Accounting Standards of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

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
The Committee meets on a bimonthly basis to, among other things, protect capital through earnings stability over the interest rate cycle, maintain our well-capitalized status, and provide a reasonable return on investment. The Committee recommends appropriate strategy changes based on this review. The Committee is responsible for reviewing and reporting the effects of policy implementation and strategies to the Board of Directors at least quarterly. Senior managers oversee the process on a daily basis.
A key element of the Bank’s asset/liability management strategy is to protect earnings by managing the inherent maturity and repricing mismatches between its interest-earning assets and interest-bearing liabilities. The Bank generally manages such earnings exposure through the addition of loans, investment securities and deposits with risk mitigating characteristics and by entering into appropriate term FHLB advance agreements.
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
As illustrated in the tables below, the Bank was within policy limits for all scenarios tested. The tables presented below, as of December 31, 2014, and 2013, are internal analyses of our interest rate risk as measured by changes in EVE and EAR for instantaneous, parallel, and sustained shifts for all market rates and yield curves, in 100 basis point increments, up 400 basis points and down 100 basis points.
As illustrated in the tables below, our EVE would be negatively impacted by a parallel, instantaneous, and sustained increase in market rates. Such an increase in rates would negatively impact EVE as a result of the duration of assets, including loans and investments, being longer than the duration of liabilities, primarily deposit accounts and FHLB borrowings. As illustrated in the table below at December 31, 2014, our EAR would be positively impacted by a parallel, instantaneous, and sustained increase in market rates of 200, 300, or 400 basis points. As market interest rates rise and variable loan rates move above their floors, the interest rate repricing of variable rate and maturing loans and securities increases net interest income.

December 31, 2014
Change in Interest Rates in Basis Points	Economic Value of Equity				Earnings at Risk (12 months)
	Estimated EVE	Estimated Increase / (Decrease) in EVE		EVE Ratio %	Estimated Net Interest Income	Increase / (Decrease) in Estimated Net Interest Income
	$ Amount	$ Change	% Change		$ Amount	$ Change	% Change
	(Dollars in thousands)
400	605,514	(60,025)	(9.02)	15.59	162,556	15,223	10.33
300	630,460	(35,079)	(5.27)	15.90	157,116	9,783	6.64
200	643,841	(21,698)	(3.26)	15.94	151,746	4,413	3.00
100	656,792	(8,747)	(1.31)	15.95	146,275	(1,058)	(0.72)
—	665,539	—	—	15.87	147,333	—	—
(100)	677,979	12,440	1.87	15.83	143,450	(3,883)	(2.64)

December 31, 2013
Change in Interest Rates in Basis Points	Economic Value of Equity				Earnings at Risk (12 months)
	Estimated EVE	Estimated Increase / (Decrease) in EVE		EVE Ratio %	Estimated Net Interest Income	Increase / (Decrease) in Estimated Net Interest Income
	$ Amount	$ Change	% Change		$ Amount	$ Change	% Change
	(Dollars in thousands)
400	549,795	(51,978)	(8.64)	16.73	133,556	11,026	9.00
300	567,418	(34,355)	(5.71)	16.92	129,170	6,640	5.42
200	580,197	(21,576)	(3.59)	16.96	124,779	2,249	1.84
100	592,724	(9,049)	(1.50)	16.99	120,245	(2,285)	(1.86)
—	601,773	—	—	16.92	122,530	—	—
(100)	604,473	2,700	0.45	16.67	120,556	(1,974)	(1.61)
The Bank's EVE was $665.5 million, or 15.87%, of the market value of portfolio assets as of December 31, 2014, a $63.8 million increase from $601.8 million, or 16.92%, of the market value of portfolio assets as of December 31, 2013. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $21.7 million decrease in our EVE at December 31, 2014, compared to a $21.6 million decrease at December 31, 2013, and would result in a seven basis point increase in our EVE ratio to 15.94% at December 31, 2014, as compared to a four basis point increase to 16.96% at December 31, 2013. An immediate 100 basis point decrease in market interest rates would result in a $12.4 million increase in our EVE at December 31, 2014, compared to a $2.7 million increase at December 31, 2013, and would result in a four basis point decrease in our EVE ratio to 15.83% at December 31, 2014, as compared to a 25 basis point decrease in our EVE ratio to 16.67% at December 31, 2013.
The Bank's projected EAR for the twelve months ending December 31, 2014 was measured at $147.3 million, compared to $122.5 million for the twelve months ending December 31, 2013. Based on the assumptions utilized, an immediate 200 basis point increase in market rates would result in a $4.4 million, or 3.00%, increase in net interest income for the twelve months ending December 31, 2014, compared to a $2.2 million, or 1.84%, increase for the twelve months ending December 31, 2013. An immediate 100 basis point decrease in market rates would result in a $3.9 million decrease in net interest income for the twelve months ending December 31, 2014, compared to a $2.0 million decrease for the twelve months ending December 31, 2013.
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
In managing our mix of assets and liabilities, while considering the relationship between long and short term interest rates, market conditions, and consumer preferences, we may place somewhat greater emphasis on maintaining or increasing our net interest margin than on strictly matching the interest rate sensitivity of its assets and liabilities.
Management also believes that at times the increased net income which may result from a mismatch in the actual maturity, repricing, or duration of its asset and liability portfolios can provide sufficient returns to justify the increased exposure to sudden and unexpected increases or decreases in interest rates which may result from such a mismatch. Management believes that our level of interest rate risk is acceptable under this approach.
In evaluating our exposure to market interest rate movements, certain shortcomings inherent in the method of analysis presented in the foregoing table must be considered. For example, although certain assets and liabilities may have similar maturities or repricing characteristics, their interest rate drivers may react in different degrees to changes in market interest rates (basis risk). Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market interest rates. Additionally, certain assets, such as adjustable rate mortgages, have features which restrict changes in interest rates over the life of the asset (time to initial interest rate reset; interest rate reset frequency; initial, periodic, and lifetime caps and floors). Further, in the event of a significant change in market interest rates, loan and securities prepayment and time deposit early withdrawal levels may deviate significantly from those assumed in the table above. Assets with prepayment options and liabilities with early withdrawal options are being monitored. Current market rates and customer behavior are being considered in the management of interest rate risk. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. We consider all of these factors in monitoring its exposure to interest rate risk. Of note, the current historically low interest rate environment has resulted in asymmetrical interest rate risk. The interest rates on certain repricing assets and liabilities cannot be fully shocked downward.
The Board of Directors and management believe that our ability to successfully manage and mitigate its exposure to interest rate risk is strengthened by several key factors. For example, we manage our balance sheet duration and overall interest rate risk by placing a preference on originating and retaining adjustable rate loans. In addition, we borrow at various maturities from the FHLB to mitigate mismatches between the asset and liability portfolios. Furthermore, the investment securities portfolio is used as a primary interest rate risk management tool through the duration and repricing targeting of purchases and sales.

Item 8.	Financial Statements and Supplementary Data
LEGACYTEXAS FINANCIAL GROUP, INC.
(formerly known as ViewPoint Financial Group, Inc.)
FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
LegacyTexas Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of LegacyTexas Financial Group, Inc. (formerly ViewPoint Financial Group, Inc.) (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LegacyTexas Financial Group, Inc. at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LegacyTexas Financial Group, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
February 25, 2015

CONSOLIDATED BALANCE SHEETS
Years ended December 31,
(Dollar amounts in thousands, except per share data)

	2014	2013
ASSETS
Cash and due from financial institutions	$28,416	$30,012
Short-term interest-bearing deposits in other financial institutions	103,605	57,962
Total cash and cash equivalents	132,021	87,974
Securities available for sale, at fair value	199,699	248,012
Securities held to maturity (fair value: December 31, 2014 — $251,112, December 31, 2013— $301,739)	241,920	294,583
Loans held for investment:
Loans held for investment (net of allowance for loan losses of $25,549 at December 31, 2014 and $19,358 at December 31, 2013)	2,605,204	2,029,277
Loans held for investment - Warehouse Purchase Program	786,416	673,470
Total loans held for investment	3,391,620	2,702,747
FHLB and Federal Reserve Bank stock, at cost	44,084	34,883
Bank-owned life insurance	36,193	35,565
Premises and equipment, net	48,743	53,272
Goodwill	29,650	29,650
Other assets	40,184	38,546
Total assets	$4,164,114	$3,525,232
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand	$494,376	$410,933
Interest-bearing demand	472,703	474,515
Savings and money market	1,176,749	904,576
Time	513,981	474,615
Total deposits	2,657,809	2,264,639
FHLB advances	862,907	639,096
Repurchase agreement	25,000	25,000
Other liabilities	50,175	52,037
Total liabilities	3,595,891	2,980,772
Commitments and contingent liabilities
Shareholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized; 0 shares issued — December 31, 2014 and December 31, 2013	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; 40,014,851 shares issued — December 31, 2014 and 39,938,816 shares issued — December 31, 2013	400	399
Additional paid-in capital	386,549	377,657
Retained earnings	195,327	183,236
Accumulated other comprehensive income (loss), net	930	(383)
Unearned Employee Stock Ownership Plan (ESOP) shares; 1,549,651 shares at December 31, 2014 and 1,733,845 shares at December 31, 2013	(14,983)	(16,449)
Total shareholders’ equity	568,223	544,460
Total liabilities and shareholders’ equity	$4,164,114	$3,525,232

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31,
(Dollar amounts in thousands, except per share data)

	2014	2013	2012
Interest and dividend income
Loans, including fees	$137,255	$124,522	$120,596
Taxable securities	9,352	9,780	14,850
Nontaxable securities	2,248	2,133	1,891
Interest-bearing deposits in other financial institutions	249	126	117
FHLB and Federal Reserve Bank stock	543	528	538
	149,647	137,089	137,992
Interest expense
Deposits	8,212	9,545	11,453
FHLB advances	7,610	8,503	9,807
Repurchase agreement	816	816	876
Other borrowings	2	5	33
	16,640	18,869	22,169
Net interest income	133,007	118,220	115,823
Provision for loan losses	6,721	3,199	3,139
Net interest income after provision for loan losses	126,286	115,021	112,684
Non-interest income
Service charges and fees	18,467	17,778	19,512
Other charges and fees	915	937	579
Net gain on sale of mortgage loans	—	—	5,436
Bank-owned life insurance income	628	649	699
Gain (loss) on sale of available-for-sale securities (reclassified from accumulated other comprehensive income for unrealized gains (losses) on available-for-sale securities)	—	(177)	1,014
Gain (loss) on sale and disposition of assets	658	835	(191)
Impairment of goodwill	—	—	(818)
Other	75	1,811	3,325
	20,743	21,833	29,556
Non-interest expense
Salaries and employee benefits	55,057	53,328	51,719
Merger and acquisition costs	10,291	663	4,127
Advertising	1,535	2,690	1,753
Occupancy and equipment	7,374	7,675	7,365
Outside professional services	2,291	2,760	2,320
Regulatory assessments	2,713	2,477	2,534
Data processing	6,862	6,727	6,109
Office operations	6,584	6,783	7,144
Other	5,385	5,774	4,619
	98,092	88,877	87,690
Income before income tax expense	48,937	47,977	54,550
Income tax expense (items reclassified from accumulated other comprehensive income include an income tax benefit of $62 and income tax expense of $355 for the twelve months ended December 31, 2013 and 2012, respectively)	17,659	16,289	19,309
Net income	$31,278	$31,688	$35,241

CONSOLIDATED STATEMENTS OF INCOME (Continued)
Years ended December 31,
(Dollar amounts in thousands, except per share data)

	2014	2013	2012
Earnings per share:
Basic	$0.82	$0.83	$0.98
Diluted	$0.81	$0.83	$0.98
Dividends declared per share	$0.48	$0.32	$0.40
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31,
(Dollar amounts in thousands)

	2014	2013	2012
Net income	$31,278	$31,688	$35,241
Change in unrealized gains (losses) on securities available for sale	2,022	(3,713)	1,867
Reclassification of amount realized through sale of securities	—	177	(1,014)
Tax effect	(709)	1,258	(305)
Other comprehensive income (loss), net of tax	1,313	(2,278)	548
Comprehensive income	$32,591	$29,410	$35,789

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31,
(Dollar amounts in thousands, except per share and share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at December 31, 2011	$337	$279,473	$144,535	$1,347	$(19,383)	$406,309
Net income	—	—	35,241	—	—	35,241
Other comprehensive income, net of tax	—	—	—	548	—	548
Dividends declared ($0.40 per share)	—	—	(15,448)	—	—	(15,448)
ESOP shares earned, 184,195 shares	—	2,526	—	—	1,467	3,993
Share-based compensation expense	—	1,878	—	—	—	1,878
Net issuance of common stock under employee stock plans (399,451 shares)	4	2,232	—	—	—	2,236
Acquisition of Highlands Bancshares, Inc.	55	86,059	—	—	—	86,114
Balance at December 31, 2012	396	372,168	164,328	1,895	(17,916)	520,871
Net income	—	—	31,688	—	—	31,688
Other comprehensive income (loss), net of tax	—	—	—	(2,278)	—	(2,278)
Dividends declared ($0.32 per share)	—	—	(12,780)	—	—	(12,780)
ESOP shares earned, 184,194 shares	—	3,048	—	—	1,467	4,515
Share-based compensation expense	—	2,648	—	—	—	2,648
Net issuance of common stock under employee stock plans, 409,705 shares	4	1,346	—	—	—	1,350
Share repurchase, 83,800 shares	(1)	(1,553)	—	—	—	(1,554)
Balance at December 31, 2013	399	377,657	183,236	(383)	(16,449)	544,460
Net income	—	—	31,278	—	—	31,278
Other comprehensive income, net of tax	—	—	—	1,313	—	1,313
Dividends declared ($0.48 per share)	—	—	(19,187)	—	—	(19,187)
ESOP shares earned, 184,194 shares	—	4,091	—	—	1,466	5,557
Share-based compensation expense	—	3,717	—	—	—	3,717
Net issuance of common stock under employee stock plans, 76,035 shares	1	1,084	—	—	—	1,085
Balance at December 31, 2014	$400	$386,549	$195,327	$930	$(14,983)	$568,223
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31,
(Dollar amounts in thousands)

	2014	2013	2012
Cash flows from operating activities
Net income	$31,278	$31,688	$35,241
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	6,721	3,199	3,139
Depreciation and amortization	4,393	4,503	3,971
Deferred tax expense (benefit)	(1,414)	2,293	5,262
Premium amortization and accretion of securities, net	3,416	5,828	6,424
Accretion related to acquired loans	(1,500)	(3,148)	(3,784)
(Gain) loss on sale of available for sale securities	—	177	(1,014)
ESOP compensation expense	5,557	4,515	3,993
Share-based compensation expense	3,717	2,669	1,878
Net gain on loans held for sale	—	—	(5,436)
Loans originated or purchased for sale	—	—	(145,819)
Proceeds from sale of loans held for sale	—	—	184,672
FHLB stock dividends	(103)	(115)	(121)
Bank-owned life insurance (BOLI) income	(628)	(649)	(699)
(Gain) loss on sale and disposition of assets	1,824	(835)	191
Impairment of goodwill	—	—	818
Net change in deferred loan fees	1,660	1,753	30
Net change in accrued interest receivable	(443)	(4)	793
Net change in other assets	117	7,570	(1,871)
Net change in other liabilities	(2,571)	6,122	4,371
Net cash provided by operating activities	52,024	65,566	92,039
Cash flows from investing activities
Available-for-sale securities:
Maturities, prepayments and calls	2,050,002	1,187,611	614,361
Purchases	(2,001,501)	(1,165,941)	(516,139)
Proceeds from sale of AFS securities	—	10,614	133,595
Held-to-maturity securities:
Maturities, prepayments and calls	57,000	104,058	136,606
Purchases	(5,919)	(40,890)	—
Originations of Warehouse Purchase Program loans	(11,914,606)	(14,107,219)	(12,609,934)
Proceeds from pay-offs of Warehouse Purchase Program loans	11,801,660	14,494,469	12,350,149
Net change in loans held for investment, excluding Warehouse Purchase Program	(583,762)	(359,488)	(182,658)
Purchase of FHLB and Federal Reserve Bank stock	(9,098)	10,257	(4,845)
Cash and cash equivalents from acquisition	—	—	98,469
Purchases of premises and equipment	(1,253)	(4,257)	(2,272)
Proceeds from sale of assets	621	3,782	6,740
Net cash provided by (used in) investing activities	(606,856)	132,996	24,072

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years ended December 31,
(Dollar amounts in thousands)

	2014	2013	2012
Cash flows from financing activities
Net change in deposits	393,170	86,833	(164,149)
Proceeds from FHLB advances	712,000	447,000	634,000
Repayments on FHLB advances	(488,189)	(700,112)	(488,190)
Share repurchase	—	(1,554)	—
Repayments of other borrowings	—	—	(62,212)
Payment of dividends	(19,187)	(12,780)	(15,448)
Proceeds from stock option exercises	1,085	1,329	2,236
Net cash provided by (used in) financing activities	598,879	(179,284)	(93,763)
Net change in cash and cash equivalents	44,047	19,278	22,348
Beginning cash and cash equivalents	87,974	68,696	46,348
Ending cash and cash equivalents	$132,021	$87,974	$68,696
Supplemental cash flow information:
Interest paid	$16,807	$19,019	$22,173
Income taxes paid	15,941	9,513	17,490
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	954	1,611	4,507
Net noncash liabilities assumed in stock acquisition of Highlands Bancshares, Inc.	—	—	12,355
See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations and Principles of Consolidation: The consolidated financial statements include LegacyTexas Financial Group, Inc. (formerly known as ViewPoint Financial Group, Inc.) (the "Company"), whose business at December 31, 2014, consisted of the operations of its wholly-owned subsidiary, ViewPoint Bank, N.A. (the "Bank.") On January 1, 2015 (the "Effective Time"), the Company completed its merger (the "Merger") with LegacyTexas Group, Inc., pursuant to the Agreement and Plan of Merger, dated as of November 25, 2013, as amended, by and between the Company and LegacyTexas Group, Inc. (the "Merger Agreement"). At the Effective Time, LegacyTexas Group, Inc. merged into the Company, with the Company as the surviving corporation in the Merger. Immediately following the Effective Time, ViewPoint Bank, N.A., merged with and into LegacyTexas Bank, the wholly-owned subsidiary of LegacyTexas Group, Inc. prior to the Merger, with LegacyTexas Bank surviving the bank merger. At the Effective Time, the Company changed its name from ViewPoint Financial Group, Inc. to LegacyTexas Financial Group, Inc. and changed its ticker symbol on the Nasdaq Global Select Market to LTXB. The financial results reported in these consolidated financial statements only include historical activity of ViewPoint Financial Group, Inc.
Prior to its sale in the third quarter of 2012, the Bank's operations included its wholly-owned subsidiary, ViewPoint Bankers Mortgage, Inc. (doing business as ViewPoint Mortgage) ("VPM").
Intercompany transactions and balances are eliminated in consolidation.
At December 31, 2014, the Company provided financial services through 31 full-service branches and one commercial loan production office. Its primary deposit products are demand, savings and term certificate accounts, and its primary lending products are commercial real estate, commercial and industrial and consumer lending, including one- to four-family real estate loans. Most loans are secured by specific items of collateral, including business assets, commercial and residential real estate and consumer assets. Commercial loans are expected to be repaid from cash flow from operations of businesses.
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

LEGACYTEXAS FINANCIAL GROUP, INC.
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
Warehouse Purchase Program Loans: All Warehouse Purchase Program loans are collectively evaluated for impairment and are purchased under several contractual requirements, providing safeguards to the Company. These safeguards include the requirement that our mortgage company customers have a takeout commitment for each loan and multiple investors identified for purchases. As of December 31, 2014, the Company has never experienced a loss on these loans and no allowance for loan losses has been allocated to them.
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

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

Acquired Loans: Loans acquired through the completion of a transfer, including loans acquired in a business combination, that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payment receivable are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized on the balance sheet and do not result in any yield adjustments, loss accruals or valuation allowances. Increases in expected cash flows, including prepayments, subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received). Revolving loans, including lines of credit, are excluded from acquired credit impaired loan accounting.
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
For the specific component, the allowance for loan losses includes loans where management has concerns about the borrower's ability to repay and on individually analyzed loans found to be impaired. Management evaluates current information and events regarding a borrower's ability to repay its obligations and considers a loan to be impaired when the ultimate collectability of amounts due, according to the contractual terms of the loan agreement, is in doubt. If an impaired loan is collateral-dependent, the fair value of the collateral, less the estimated cost to sell, is used to determine the amount of impairment. If an impaired loan is not collateral-dependent, the impairment amount is determined using the negative difference, if any, between the estimated discounted cash flows and the loan amount due. For impaired loans, the amount of the impairment can be adjusted, based on current data, until such time as the actual basis is established by acquisition of the collateral or until the basis is collected. Impairment losses are reflected in the allowance for loan losses through a charge to the provision for loan losses. Subsequent recoveries are credited to the allowance for loan losses. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied first to principal.

LEGACYTEXAS FINANCIAL GROUP, INC.
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
The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining the need to perform the two-step test for goodwill impairment (the qualitative method). If the qualitative method cannot be used or if it determines, based on the qualified method, that the fair value is more likely than not less than the carrying amount, the Company uses the two-step test. Under the two-step test, the Company compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Step Two of the goodwill impairment test compares the implied

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

estimated fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill for that reporting unit exceeds the implied fair value of that unit's goodwill, an impairment loss is recognized in an amount equal to that excess. Additional information regarding goodwill and impairment testing can be found in Note 7.
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
A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company did not have any amount accrued with respect to uncertainty in income taxes at December 31, 2014 and 2013.
The Company recognizes interest and/or penalties related to income tax matters in income tax expense and did not have any amounts accrued for interest and penalties for the years ended December 31, 2014 and 2013. The Company files a consolidated income tax return with its subsidiaries. Federal income tax expense or benefit has been allocated to subsidiaries on a separate return basis.
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

LEGACYTEXAS FINANCIAL GROUP, INC.
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
Earnings per common share: The Company calculated earnings per common share in accordance with ASC Topic 260, “Earnings Per Share,” which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company has determined that its outstanding non-vested stock awards are participating securities. Accordingly, earnings per common share is computed using the two-class method prescribed under ASC Topic 260.
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
Unallocated shares held by the ESOP are recorded as unearned ESOP shares in the consolidated statement of changes in shareholders’ equity. As shares are committed to be released for allocation, the Company recognizes compensation expense equal to the average market price of the shares for the period. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce principal and accrued interest payable on the ESOP loan.
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
Operating Segments: The reportable segments were determined by the products and services offered, historically distinguished between banking and mortgage banking. Loans, investments and deposits generate the revenues in the banking segment; secondary marketing sales generated the revenue in the mortgage banking segment. Segment performance was evaluated using segment profit (loss). The Company sold substantially all the assets of VPM, the Company's mortgage banking subsidiary, in the third quarter of 2012. After the 2012 sale of VPM, the Company has only operated one segment for banking.
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

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

Adoption of New Accounting Standards:
In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU includes explicit guidance for the presentation of an unrecognized tax benefit, or a portion thereof, when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. For public entities, the amendments were effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this ASU did not have a significant impact on the Company's financial statements.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU affects entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. For public entities, the amendments are effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The Company is still evaluating the impact of this ASU on the Company's financial statements.
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

LEGACYTEXAS FINANCIAL GROUP, INC.
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
In November 2014, the FASB issued ASU 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. This ASU requires all entities to use what is called the "whole instrument approach" to determine the nature of a host contract in a hybrid financial instrument issued in the form of a share. The guidance requires entities to consider all of a hybrid instrument's stated and implied substantive terms and features, including any embedded derivative features being evaluated for bifurcation. The amendments are effective for annual periods, and interim periods within those years, beginning after December 15, 2015. The adoption of this ASU is not expected to have a significant impact on the Company's financial statements.

NOTE 2 - SHARE TRANSACTIONS
On April 2, 2012, the Company completed its acquisition of Highlands Bancshares, Inc. (“Highlands”), parent company of The First National Bank of Jacksboro, which operated in Dallas under the name Highlands Bank. In this stock-for-stock transaction, Highlands' shareholders received 0.6636 shares of the Company's common stock in exchange for each share of Highlands' common stock. As a result, the Company issued 5,513,061 common shares with an acquisition date fair value of total consideration paid of $86,114, based on the Company's closing stock price of $15.62 on April 2, 2012, including an insignificant amount of cash paid in lieu of fractional shares.
On August 22, 2012, the Company announced its intention to repurchase up to 5% of its total common shares outstanding, or approximately 1,978,871 shares. The stock repurchase program, which is open-ended, commenced on August 27, 2012, and allows the Company to repurchase its shares from time to time in the open market and in negotiated transactions, depending upon market conditions. The Board of Directors of the Company also authorized management to enter into a trading plan with Sandler O'Neill & Partners, LP in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Act”), to facilitate repurchases of its common stock pursuant to the above-mentioned stock repurchase program (the “Rule 10b5-1 plan”). Stock repurchases under this program were suspended in November 2013 as a result of the Company's announced acquisition of LegacyTexas Group, Inc., which automatically triggered termination of the 10b5-1 plan. At the time the stock repurchase program was suspended, 83,800 shares were repurchased during 2013 at a weighted average price per share of $18.55. There were no repurchases of common stock in 2012. On January 27, 2015, the Company announced the resumption of this stock repurchase program and has entered into a new Rule 10b5-1 plan with Sandler O’Neill & Partners, LP to facilitate these repurchases.

NOTE 3 — EARNINGS PER COMMON SHARE
Basic earnings per common share is computed by dividing net income (which has been adjusted for distributed and undistributed earnings to participating securities) by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unvested restricted stock awards. Unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in ASC 260-10-45-60B. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock awards and options) were exercised or converted to common stock, or resulted in the issuance of common stock that then shared in the Company’s earnings. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

effect of unexercised stock options and unvested restricted stock awards. The dilutive effect of the unexercised stock options and unvested restricted stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. A reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Years Ended December 31,
	2014	2013	2012
Basic earnings per share:
Numerator:
Net income	$31,278	$31,688	$35,241
Distributed and undistributed earnings to participating securities	(336)	(394)	(106)
Income available to common shareholders	$30,942	$31,294	$35,135
Denominator:
Weighted average common shares outstanding	39,979,853	39,895,321	38,004,897
Less: Average unallocated ESOP shares	(1,648,518)	(1,832,713)	(2,017,098)
Average unvested restricted stock awards	(412,270)	(473,060)	(108,095)
Average shares for basic earnings per share	37,919,065	37,589,548	35,879,704
Basic earnings per common share	$0.82	$0.83	$0.98
Diluted earnings per share:
Numerator:
Income available to common shareholders	$30,942	$31,294	$35,135
Denominator:
Average shares for basic earnings per share	37,919,065	37,589,548	35,879,704
Dilutive effect of share-based compensation plan	243,029	155,238	118,641
Average shares for diluted earnings per share	38,162,094	37,744,786	35,998,345
Diluted earnings per common share	$0.81	$0.83	$0.98
Share awards excluded in the computation of diluted earnings per share because the exercise price was greater than the common stock average market price and were therefore anti-dilutive	412,706	1,219,350	363,013

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 4 - SECURITIES
The fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss), net of tax, were as follows:

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency residential mortgage-backed securities [1]	$144,368	$1,760	$610	$145,518
Agency residential collateralized mortgage obligations [2]	50,424	211	81	50,554
US government and agency securities	3,475	152	—	3,627
Total securities	$198,267	$2,123	$691	$199,699
December 31, 2013
Agency residential mortgage-backed securities [1]	$175,693	$1,322	$2,306	$174,709
Agency residential collateralized mortgage obligations [2]	70,257	423	105	70,575
US government and agency securities	2,652	76	—	2,728
Total securities	$248,602	$1,821	$2,411	$248,012
1 Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
2 Collateralized mortgage obligations issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency residential mortgage-backed securities [1]	$63,161	$3,124	$13	$66,272
Agency commercial mortgage-backed securities [2]	25,301	1,144	49	26,396
Agency residential collateralized mortgage obligations [3]	86,470	1,766	80	88,156
Municipal bonds	66,988	3,535	235	70,288
Total securities	$241,920	$9,569	$377	$251,112
December 31, 2013
Agency residential mortgage-backed securities [1]	$83,177	$3,523	$130	$86,570
Agency commercial mortgage-backed securities [2]	24,828	523	310	25,041
Agency residential collateralized mortgage obligations [3]	118,757	2,772	107	121,422
Municipal bonds	67,821	2,292	1,407	68,706
Total securities	$294,583	$9,110	$1,954	$301,739

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

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

The carrying amount and fair value of held to maturity debt securities and the fair value of available for sale debt securities at December 31, 2014 by contractual maturity are set forth below. Securities with contractual payments not due at a single maturity date, including mortgage backed securities and collateralized mortgage obligations, are shown separately.

	Held to maturity		Available for sale
	Carrying Amount	Fair Value	Fair Value
Due in one year or less	$145	$146	$—
Due after one to five years	7,909	8,363	2,030
Due after five to ten years	34,831	37,408	1,597
Due after ten years	24,103	24,371	—
Agency residential mortgage-backed securities [1]	63,161	66,272	145,518
Agency commercial mortgage-backed securities [2]	25,301	26,396	—
Agency residential collateralized mortgage obligations [3]	86,470	88,156	50,554
Total	$241,920	$251,112	$199,699
1 Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
2 Commercial mortgage-backed securities issued and /or guaranteed by U.S. government agencies or government-sponsored enterprises.
3 Collateralized mortgage obligations issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
Information regarding pledged securities is summarized below:

	December 31, 2014	December 31, 2013
Public fund certificates of deposit	$132,320	$156,731
Public fund demand deposit accounts	11,355	15,068
Commercial demand deposit accounts	2,956	4,439
Repurchase agreements	25,000	25,000
Federal Reserve Bank primary credit - collateral value	51,271	68,686
Carrying value of securities pledged on above funds	250,525	308,652
At December 31, 2014 and 2013, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies or U.S. Government Sponsored Enterprises, in an amount greater than 10% of shareholders’ equity.
Sales activity of securities for the years ended December 31, 2014, 2013 and 2012 was as follows:

	December 31,
	2014	2013	2012
Proceeds	$—	$10,614	$133,595
Gross gains	—	—	1,142
Gross losses	—	177	128
The tax benefit related to the net realized loss recognized in 2013 was $62. The tax provision related to the net realized gains recognized in 2012 was $355.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

Securities with unrealized losses at December 31, 2014 and 2013, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

AFS	Less than 12 Months		12 Months or More		Total
December 31, 2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency residential mortgage-backed securities [1]	$6,534	$14	$50,729	$596	$57,263	$610
Agency residential collateralized mortgage obligations [2]	9,499	38	4,769	43	14,268	81
Total temporarily impaired	$16,033	$52	$55,498	$639	$71,531	$691
December 31, 2013
Agency residential mortgage-backed securities [1]	$83,461	$2,306	$—	$—	$83,461	$2,306
Agency residential collateralized mortgage obligations [2]	13,975	50	6,780	55	20,755	105
Total temporarily impaired	$97,436	$2,356	$6,780	$55	$104,216	$2,411
1 Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
2 Collateralized mortgage obligations issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

HTM	Less than 12 Months		12 Months or More		Total
December 31, 2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency residential mortgage-backed securities [1]	$—	$—	$3,430	$13	$3,430	$13
Agency commercial mortgage-backed securities [2]	—	—	3,895	49	3,895	49
Agency residential collateralized mortgage obligations [3]	8,984	33	4,697	47	13,681	80
Municipal bonds	—	—	11,415	235	11,415	235
Total temporarily impaired	$8,984	$33	$23,437	$344	$32,421	$377
December 31, 2013
Agency residential mortgage-backed securities [1]	$5,779	$130	$—	$—	$5,779	$130
Agency commercial mortgage-backed securities [2]	4,940	310	—	—	4,940	310
Agency residential collateralized mortgage obligations [3]	10,453	91	1,679	16	12,132	107
Municipal bonds	17,784	1,406	280	1	18,064	1,407
Total temporarily impaired	$38,956	$1,937	$1,959	$17	$40,915	$1,954
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
As of December 31, 2014, 46 securities had unrealized losses. 34 of the 46 securities had been in an unrealized loss position for over 12 months at December 31, 2014. The Company does not believe these unrealized losses are other-than-temporary. All principal and interest payments are being received on time and in full.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 5 - LOANS
Loans held for investment consist of the following:

	December 31, 2014	December 31, 2013
Commercial real estate	$1,265,868	$1,091,200
Commercial and industrial loans:
Commercial	741,678	425,030
Warehouse lines of credit	40,146	14,400
Total commercial and industrial loans	781,824	439,430
Construction and land loans
Commercial construction and land	14,396	27,619
Consumer construction and land	6,902	2,628
Total construction and land loans	21,298	30,247

Consumer real estate	524,199	441,226
Other consumer loans	40,491	47,799
Gross loans held for investment, excluding Warehouse Purchase Program	2,633,680	2,049,902
Net of:
Deferred fees and discounts, net	(2,927)	(1,267)
Allowance for loan losses	(25,549)	(19,358)
Net loans held for investment, excluding Warehouse Purchase Program	2,605,204	2,029,277
Warehouse Purchase Program	786,416	673,470
Total loans held for investment	$3,391,620	$2,702,747

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

Activity in the allowance for loan losses for the years ended December 31, 2014, 2013 and 2012, segregated by portfolio segment and evaluation for impairment, is set forth below. All Warehouse Purchase Program loans are collectively evaluated for impairment and are purchased under several contractual requirements, providing safeguards to the Company. These safeguards include the requirement that our mortgage company customers have a takeout commitment for each loan and multiple investors identified for purchases. To date, the Company has never experienced a loss on these loans and no allowance for loan losses has been allocated to them. At December 31, 2014, 2013 and 2012, $180, $202, and $148, respectively, of the allowance for loan losses individually evaluated for impairment was allocated to purchased credit impaired ("PCI") loans.

December 31, 2014	Commercial Real Estate	Commercial and Industrial	Construction and land	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance - January 1, 2014	$10,944	$4,536	$212	$3,280	$386	$19,358
Charge-offs	—	(568)	(51)	(237)	(605)	(1,461)
Recoveries	435	94	1	38	363	931
Provision expense	451	5,006	12	988	264	6,721
Ending balance - December 31, 2014	$11,830	$9,068	$174	$4,069	$408	$25,549
Allowance ending balance:
Individually evaluated for impairment	$826	$1,840	$—	$223	$6	$2,895
Collectively evaluated for impairment	11,004	7,228	174	3,846	402	22,654
Loans:
Individually evaluated for impairment	7,405	5,929	103	5,607	284	19,328
Collectively evaluated for impairment	1,253,336	775,699	21,195	517,492	40,042	2,607,764
PCI Loans	5,127	196	—	1,100	165	6,588
Ending balance	$1,265,868	$781,824	$21,298	$524,199	$40,491	$2,633,680

December 31, 2013	Commercial Real Estate	Commercial and Industrial	Construction and land	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance - January 1, 2013	$11,182	$2,574	$149	$3,528	$618	$18,051
Charge-offs	(806)	(607)	(31)	(416)	(621)	(2,481)
Recoveries	—	124	—	77	388	589
Provision expense	568	2,445	94	91	1	3,199
Ending balance - December 31, 2013	$10,944	$4,536	$212	$3,280	$386	$19,358
Allowance ending balance:
Individually evaluated for impairment	$987	$1,730	$6	$197	$3	$2,923
Collectively evaluated for impairment	9,957	2,806	206	3,083	383	16,435
Loans:
Individually evaluated for impairment	7,605	5,325	2	4,812	550	18,294
Collectively evaluated for impairment	1,079,343	433,908	28,625	435,288	47,078	2,024,242
PCI Loans	4,252	197	1,620	1,126	171	7,366
Ending balance	$1,091,200	$439,430	$30,247	$441,226	$47,799	$2,049,902

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

December 31, 2012	Commercial Real Estate	Commercial and Industrial	Construction and land	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance - January 1, 2012	$10,597	$2,090	$103	$3,991	$706	$17,487
Charge-offs	(187)	(1,178)	—	(798)	(1,039)	(3,202)
Recoveries	—	114	—	70	443	627
Provision expense	772	1,548	46	265	508	3,139
Ending balance - December 31, 2012	$11,182	$2,574	$149	$3,528	$618	$18,051
Allowance ending balance:
Individually evaluated for impairment	$2,880	$647	$—	$967	$23	$4,517
Collectively evaluated for impairment	8,302	1,927	149	2,561	595	13,534
Loans:
Individually evaluated for impairment	16,950	5,609	139	8,392	329	31,419
Collectively evaluated for impairment	801,940	270,843	18,115	497,090	58,554	1,646,542
PCI Loans	6,450	2,073	2,928	1,160	197	12,808
Ending balance	$825,340	$278,525	$21,182	$506,642	$59,080	$1,690,769
Impaired loans at December 31, 2014 and 2013, were as follows 1:

December 31, 2014	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial real estate	$8,372	$4,162	$3,243	$7,405	$784
Commercial and industrial	7,043	2,008	3,921	5,929	1,768
Construction and land	109	103	—	103	—
Consumer real estate	6,037	4,735	872	5,607	161
Other consumer	336	282	2	284	2
Total	$21,897	$11,290	$8,038	$19,328	$2,715
December 31, 2013
Commercial real estate	$8,328	$3,619	$3,986	$7,605	$897
Commercial and industrial	6,058	539	4,786	5,325	1,669
Construction and land	2	2	—	2	—
Consumer real estate	5,050	3,725	1,087	4,812	155
Other consumer	579	550	—	550	—
Total	$20,017	$8,435	$9,859	$18,294	$2,721
1 No Warehouse Purchase Program loans were impaired at December 31, 2014 or 2013. Loans reported do not include PCI loans.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

Income on impaired loans at December 31, 2014, 2013 and 2012 was as follows 1:

	December 31, 2014		December 31, 2013		December 31, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate	$8,128	$23	$11,614	$124	$18,900	$332
Commercial and industrial	6,119	11	6,072	12	2,297	9
Construction and land	54	—	41	—	22	—
Consumer real estate	5,008	26	6,835	57	6,846	48
Other consumer	433	5	470	—	235	2
Total	$19,742	$65	$25,032	$193	$28,300	$391
1 Loans reported do not include PCI loans.
Loans past due over 90 days that were still accruing interest totaled $612 and $266 at December 31, 2014 and 2013, which consisted entirely of PCI loans. At December 31, 2014, no PCI loans were considered non-performing loans. Purchased performing loans that were non-performing at December 31, 2014 totaled $3,123, which included $1,310 of commercial lines of credit that did not qualify for PCI accounting due to their revolving nature. No Warehouse Purchase Program loans were non-performing at December 31, 2014 or 2013. Non-performing (nonaccrual) loans were as follows:

	December 31,
	2014	2013
Commercial real estate	$6,703	$7,604
Commercial and industrial	5,778	5,141
Construction and land	149	—
Consumer real estate	10,591	8,812
Other consumer	286	567
Total	$23,507	$22,124
For the years ended December 31, 2014, 2013 and 2012, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $1,192, $1,391 and $1,421, respectively. The amount that was included in interest income on these loans for the years ended December 31, 2014, 2013 and 2012 was $0, $0 and $11, respectively.
The outstanding balances of troubled debt restructurings ("TDRs") are shown below:

	December 31,
	2014	2013
Nonaccrual TDRs (1)	$12,982	$11,368
Performing TDRs (2)	1,098	971
Total	$14,080	$12,339
Specific reserves on TDRs	$992	$1,191
Outstanding commitments to lend additional funds to borrowers with TDR loans	—	—
1 Nonaccrual TDR loans are included in the nonaccrual loan totals.
2 Performing TDR loans are loans that have been performing under the restructured terms for at least six months and the Company is accruing interest on these loans.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

The following table provides the recorded balances of loans modified as a TDR during the years ended December 31, 2014, 2013 and 2012.

December 31, 2014	Loan Bifurcation	Principal Deferrals [1]	Combination of Rate Reduction & Principal Deferral	Other	Total
Commercial and industrial	$—	$28	$—	$1,750	$1,778
Construction and land	—	—	—	102	102
Consumer real estate	—	197	262	461	920
Other consumer	—	11	6	—	17
Total	$—	$236	$268	$2,313	$2,817
December 31, 2013
Commercial real estate	$—	$59	$—	$—	$59
Commercial and industrial	—	164	73	83	320
Consumer real estate	—	280	488	475	1,243
Other consumer	—	263	165	8	436
Total	$—	$766	$726	$566	$2,058
December 31, 2012
Commercial real estate	$5,876	$—	$—	$—	$5,876
Commercial and industrial	—	26	—	76	102
Consumer real estate	—	959	717	291	1,967
Other consumer	—	99	37	17	153
Total	$5,876	$1,084	$754	$384	$8,098
1 Beginning in September 2012, principal deferrals include Chapter 7 bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt. Such loans are placed on nonaccrual status.

TDRs modified during the twelve-month periods ended December 31, 2014, 2013 and 2012, which experienced a subsequent default during the periods, are shown below. A payment default is defined as a loan that was 90 days or more past due.

	Years Ended December 31,
	2014	2013	2012
Consumer real estate	$107	$—	$288

In connection with the 2012 acquisition of Highlands Bancshares, Inc., the Company acquired loans both with and without evidence of credit quality deterioration since origination. Loans acquired with evidence of credit quality deterioration at acquisition, for which it was probable that the Company would not be able to collect all contractual amounts due, were accounted for as PCI loans. The carrying amount of PCI loans included in the consolidated balance sheets and the related outstanding balances at December 31, 2014 and 2013 were as follows. The outstanding balance represents the total amount owed, including accrued but unpaid interest, and any amounts previously charged off.

	December 31,
	2014	2013
PCI loans
Carrying amount [1]	$6,408	$7,164
Outstanding balance	7,372	9,226
1 The carrying amounts are reported net of allowance for loan losses of $180 and $202 as of December 31, 2014 and 2013.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

Changes in the accretable yield for PCI loans for the years ended December 31, 2014 and 2013, were as follows:

	December 31,
	2014	2013
Balance at beginning of period	$4,681	$6,431
Reclassifications (to) from nonaccretable	(1,733)	902
Disposals	(18)	(1,299)
Accretion	(830)	(1,353)
Balance at end of period	$2,100	$4,681
Below is an analysis of the age of recorded investment in loans that were past due at December 31, 2014 and 2013. No Warehouse Purchase Program loans were delinquent at December 31, 2014 or 2013.

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Loans Past Due	Current Loans [1]	Total Loans
Commercial real estate	$590	$338	$—	$928	$1,264,940	$1,265,868
Commercial and industrial	1,014	191	357	1,562	780,262	781,824
Construction and land	103	—	46	149	21,149	21,298
Consumer real estate	6,145	3,678	3,885	13,708	510,491	524,199
Other consumer	281	26	10	317	40,174	40,491
Total	$8,133	$4,233	$4,298	$16,664	$2,617,016	$2,633,680
December 31, 2013
Commercial real estate	$552	$1,315	$57	$1,924	$1,089,276	$1,091,200
Commercial and industrial	4,518	129	2,835	7,482	431,948	439,430
Construction and land	152	—	—	152	30,095	30,247
Consumer real estate	6,579	3,295	3,651	13,525	427,701	441,226
Other consumer	460	106	53	619	47,180	47,799
Total	$12,261	$4,845	$6,596	$23,702	$2,026,200	$2,049,902
1 Includes PCI loans with a total carrying value of $5,945 and $5,218 at December 31, 2014 and 2013, respectively.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

The recorded investment in loans by credit quality indicators at December 31, 2014 and 2013, was as follows.
Real Estate and Commercial and Industrial Credit Exposure
Credit Risk Profile by Internally Assigned Grade

December 31, 2014	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate
Grade:[1]
Pass	$1,231,053	$752,748	$20,990	$505,028
Special Mention	17,745	7,280	159	4,230
Substandard	16,242	21,577	103	10,467
Doubtful	828	219	46	4,474
Total	$1,265,868	$781,824	$21,298	$524,199
December 31, 2013
Grade:[1]
Pass	$1,055,872	$424,110	$28,146	$424,174
Special Mention	16,030	1,672	161	3,661
Substandard	18,444	13,492	1,940	9,110
Doubtful	854	156	—	4,281
Total	$1,091,200	$439,430	$30,247	$441,226
1 PCI loans are included in the substandard or doubtful categories.
Warehouse Purchase Program Credit Exposure
All Warehouse Purchase Program loans were graded pass as of December 31, 2014 and 2013.
Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

	December 31, 2014	December 31, 2013
Performing	$40,205	$47,232
Non-performing	286	567
Total	$40,491	$47,799

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

LEGACYTEXAS FINANCIAL GROUP, INC.
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
The estimated fair value of interest rate swaps are obtained from a pricing service that provides the swaps' unwind value (Level 2 inputs). In September 2013, we entered into certain interest rate derivative positions that are not designated as hedging instruments. The fair value of these derivative positions outstanding are included in other assets and other liabilities in the accompanying consolidated balance sheets. Please see Note 8 - Derivative Financial Instruments for more information.
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.

December 31, 2014	Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
Assets:
Agency residential mortgage-backed securities	$145,518
Agency residential collateralized mortgage obligations	50,554
US government and agency securities	3,627
Total securities available for sale	$199,699
Derivative asset [1]	$64
Derivative liability [1]	64

December 31, 2013	Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
Assets:
Agency residential mortgage-backed securities	$174,709
Agency residential collateralized mortgage obligations	70,575
US government and agency securities	2,728
Total securities available for sale	$248,012
Derivative asset [1]	$33
Derivative liability [1]	$33
1 Derivative assets and liabilities are measured at fair value on a recurring basis, generally quarterly. Please see Note 8 - Derivative Financial Instruments for more information.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below. There were no liabilities measured at fair value on a non-recurring basis as of December 31, 2014 or 2013.

December 31, 2014	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$5,323
Other real estate owned	551
December 31, 2013
Assets:
Impaired loans	$7,138
Other real estate owned	480
Impaired loans that are collateral dependent are measured for impairment using the fair value of the collateral adjusted by additional Level 3 inputs, such as discounts of market value, estimated marketing costs and estimated legal expenses. At December 31, 2014, impaired loans secured by real estate had an average discount of 5% applied to the appraised value of the collateral, and impaired loans secured by receivables or inventory had discounts determined by management on an individual loan basis. Impaired loans that are not collateral dependent are measured for impairment by a discounted cash flow analysis using a net present value calculation that utilizes data from the loan file before and after the modification.
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

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

The carrying amount and fair value information of financial instruments not recorded at fair value in their entirety on a recurring basis on the Company's consolidated balance sheets at December 31, 2014 and 2013, were as follows:

		Fair Value
December 31, 2014	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$132,021	$132,021	$—	$—
Securities held to maturity	241,920	—	251,112	—
Loans held for investment, net	2,605,204	—	—	2,629,098
Loans held for investment - Warehouse Purchase Program	786,416	—	—	786,714
FHLB and Federal Reserve Bank stock	44,084	—	44,084	—
Accrued interest receivable	10,347	10,347	—	—
Financial liabilities
Deposits	$2,657,809	$—	$—	$2,517,446
FHLB advances	862,907	—	—	870,022
Repurchase agreement	25,000	—	—	26,780
Accrued interest payable	899	899	—	—

		Fair Value
December 31, 2013	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$87,974	$87,974	$—	$—
Securities held to maturity	294,583	—	301,739	—
Loans held for investment, net	2,029,277	—	—	2,054,460
Loans held for investment - Warehouse Purchase Program	673,470	—	—	673,785
FHLB and Federal Reserve Bank stock	34,883	—	34,883	—
Accrued interest receivable	9,904	9,904	—	—
Financial liabilities
Deposits	$2,264,639	$—	$—	$2,123,846
FHLB advances	639,096	—	—	650,976
Repurchase agreement	25,000	—	—	27,430
Accrued interest payable	1,066	1,066	—	—

LEGACYTEXAS FINANCIAL GROUP, INC.
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

NOTE 7 - GOODWILL AND CORE DEPOSIT INTANGIBLES

Goodwill and other intangible assets are presented in the table below. Changes in the carrying amount of the Company's goodwill and core deposit intangibles (“CDI”) for year ended December 31, 2014 and 2013, were as follows:

	Goodwill	Core Deposit Intangible
Balance as of December 31, 2012	$29,650	$1,385
Amortization	—	(423)
Balance as of December 31, 2013	29,650	962
Amortization	—	(346)
Balance as of December 31, 2014	$29,650	$616

Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill or other intangibles has occurred.
CDI are amortized on an accelerated basis over their estimated lives, which the Company believes is seven years. The CDI amortization expense is reported in other non-interest expense on the Company's consolidated statements of income. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2014 is as follows:

2015	$270
2016	193
2017	116
2018	34
2019	3
Thereafter	—

NOTE 8 — DERIVATIVE FINANCIAL INSTRUMENTS
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

LEGACYTEXAS FINANCIAL GROUP, INC.
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
There were no IRLC's outstanding at December 31, 2014 or December 31, 2013. The following table provides the recorded gains (losses) during the year ended December 31, 2012.

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
The notional amounts and estimated fair values of interest rate derivative positions outstanding and weighted-average receive and pay interest rates at December 31, 2014 and 2013 are presented in the following table.

	Outstanding Notional Amount	Estimated Fair Value	Weighted-Average Interest Rate
December 31, 2014			Received	Paid
Non-hedging interest rate contracts - commercial loan interest rate swaps
Loan customer counterparty	$6,199	$64	4.38%	2.91%
Financial institution counterparty	(6,199)	(64)	2.91%	4.38%
December 31, 2013
Non-hedging interest rate contracts - commercial loan interest rate swaps
Loan customer counterparty	$6,406	$33	4.38%	2.92%
Financial institution counterparty	(6,406)	(33)	2.92%	4.38%
Our credit exposure on interest rate swaps is limited to the net favorable value of all swaps by each counterparty. In such cases collateral may be required from the counterparties involved if the net value of the swaps exceeds a nominal amount considered to be immaterial. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. Our cash collateral at December 31, 2014 of $150 pledged for these derivatives and included in our interest-bearing deposits, is in excess of our credit exposure.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 9 — PREMISES AND EQUIPMENT
Premises and equipment were as follows:

	December 31,
	2014	2013
Land	$17,076	$17,076
Buildings	49,446	49,622
Furniture, fixtures and equipment	15,126	27,710
Leasehold improvements	4,598	4,700
	86,246	99,108
Less: accumulated depreciation	(37,503)	(45,836)
Total	$48,743	$53,272
Depreciation expense was $4,047, $4,081, and $3,936 for 2014, 2013, and 2012, respectively.
Operating Leases: The Company leases certain bank or loan production office properties and equipment under operating leases. Certain leases contain renewal options that may be exercised. Rent expense was $2,317, $2,312 and $2,157 for 2014, 2013 and 2012, respectively.
Rent commitments, before considering applicable renewal options, as of December 31, 2014, were as follows:

2015	$2,456
2016	2,421
2017	1,200
2018	903
2019	678
Thereafter	4,488
Total	$12,146
At December 31, 2014, the Company had no commitments for future locations and held two parcels of land for future development.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 10 - DEPOSITS
Time deposits of $250 or more were $184,290 and $199,706 at December 31, 2014 and 2013, respectively. The $250 FDIC insurance coverage limit applies per depositor, per insured depository institution, for each account ownership category.
At December 31, 2014 and 2013, we had $215,641 and $131,458 in reciprocal deposits, respectively. These consisted entirely of certificates of deposit made under our participation in the Certificate of Deposit Account Registry Service® (CDARS®) and our Insured Cash Sweep (ICS) money market product. Through CDARS®, the Company can provide a depositor the ability to place up to $50,000 on deposit with the Company while receiving FDIC insurance on the entire deposit by placing customer funds in excess of the FDIC deposit limits with other financial institutions in the CDARS® network. In return, these financial institutions place customer funds with the Company on a reciprocal basis. Similarly, customer funds in our ICS money market product are swept from a transaction account at the Company into money market accounts at multiple banks to allow access to FDIC insurance coverage through multiple accounts. Regulators consider reciprocal deposits to be brokered deposits.
At December 31, 2014, scheduled maturities of time deposits for the next five years with the weighted average rate at the end of the period were as follows:

	Balance	Weighted Average Rate
2015	$361,062	0.55%
2016	127,658	0.76
2017	12,462	1.08
2018	6,814	1.14
2019 and thereafter	5,985	1.73
Total	$513,981	0.64%
At December 31, 2014 and 2013, the Company's deposits included public funds totaling $214,632 and $217,392, respectively. At December 31, 2014 and 2013, overdrawn deposits of $722 and $441 were reclassified as unsecured consumer loans.
Interest expense on deposits is summarized as follows:

	Years Ended December 31,
	2014	2013	2012
Interest-bearing demand	$1,653	$1,811	$3,391
Savings and money market	3,144	2,438	2,340
Time	3,415	5,296	5,722
Total	$8,212	$9,545	$11,453

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 11 - REPURCHASE AGREEMENT
In April 2008, the Company entered into a 10-year term structured repurchase callable agreement with Credit Suisse Securities (U.S.A.) LLC for $25,000 to leverage the balance sheet and increase liquidity. The interest rate was fixed at 1.62% for the first year of the agreement. The interest rate now adjusts quarterly to 6.25% less the 90 day LIBOR, subject to a lifetime cap of 3.22%. The rate was 3.22% at December 31, 2014. At maturity, the securities underlying the agreement are returned to the Company. The fair value of these securities sold under agreements to repurchase was $31,553 at December 31, 2014 and $34,498 at December 31, 2013. The Company retains the right to substitute securities under the terms of the agreements.

NOTE 12 — BORROWINGS
Federal Home Loan Bank ("FHLB") Advances
At December 31, 2014, advances from the FHLB totaled $862,907, net of a restructuring prepayment penalty of $1,196, and had interest rates ranging from 0.05% to 6.00% with a weighted average rate of 0.71%. At December 31, 2013, advances from the FHLB totaled $639,096, net of a restructuring penalty of $2,171, and had interest rates ranging from 0.05% to 6.00% with a weighted average rate of 1.09%. At December 31, 2014 and 2013, the Company had no variable rate FHLB advances- all FHLB advances had fixed rates.
In November 2010, $91,644 in fixed-rate FHLB advances were modified. The early repayment of the debt resulted in a prepayment penalty of $5,421, which is being amortized to interest expense as an adjustment to the cost of the new FHLB advances. The prepayment penalty balance, net of accumulated amortization, was $1,196 at December 31, 2014.
Each advance is payable according to its terms, which may include the amortization, or pay down, of a portion of the balance prior to its maturity date and is subject to prepayment penalties. The advances were collateralized by mortgage and commercial loans with FHLB collateral values of $1,096,485 and $787,821 under a blanket lien arrangement at December 31, 2014 and 2013, respectively. Additionally, securities safekept at FHLB and FHLB stock are used as collateral for advances. The FHLB no longer includes the Warehouse Purchase Program loans under the blanket lien as of the June 30, 2013 reporting period. Based on this collateral, the Company was eligible to borrow an additional $387,239 and $333,907 at December 31, 2014 and 2013, respectively. The current agreement provided for a maximum borrowing amount of approximately $1,251,341 and $975,173 at December 31, 2014 and 2013, respectively.
At December 31, 2014, the advances were structured to contractually pay down as follows:

	Balance	Weighted Average Rate
2015	$773,742	0.40%
2016	56,652	2.67
2017	15,546	4.33
2018	12,754	4.53
2019	2,314	5.49
Thereafter	3,095	5.50
	864,103	0.71%
Restructuring prepayment penalty	(1,196)
Total	$862,907
Other Borrowings
At December 31, 2014 and December 31, 2013, the Company had borrowing availability representing the collateral value assigned to the securities pledged to the discount window through the Federal Reserve Bank of $51,271 and $68,686, respectively. Additionally, uncommitted, unsecured Fed Fund lines of credit totaling $125,000 and $125,000 were available at December 31, 2014 and December 31, 2013, respectively, from multiple correspondent banks.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

NOTE 13 — BENEFITS
401(k) Plan: The Company offers an Employee Stock Ownership and 401(k) plan (KSOP). Employees are eligible for the match under the 401(k) part of the KSOP if they have one year of service with 1000 hours worked and become eligible each quarter once they meet the eligibility requirements. Employees may participate on their own without meeting the service requirements; however, in this case, employee contributions do not qualify for the match. Employees may contribute between 2% and 75% of their compensation subject to certain limitations. A matching contribution will be paid to eligible employees' accounts, which is equal to 100% of first 5% of the employee's contribution up to a maximum of 5% of the employee's qualifying compensation. Matching expense for 2014, 2013 and 2012 was $1,283, $1,198 and $1,105, respectively. See Note 14 for information on the Employee Stock Ownership Plan portion of the KSOP.
Deferred Compensation Plan: The Company has entered into certain non-qualified deferred compensation agreements with members of the executive management team, directors and certain employees. These agreements, which are subject to the rules of section 409(a) of the Internal Revenue Code, relate to the voluntary deferral of compensation received and do not have an employer contribution. The accrued liability as of December 31, 2014 and 2013 was $429 and $1,154, respectively.
The Company had an existing deferred compensation agreement with the former President and Chief Executive Officer of the Company that provided benefits payable based on specified terms of the agreement. Per the terms of the agreement, a final payment of $449 was paid in 2013. The expense for this deferred compensation agreement was $0, $(2) and $41 for the years ended December 31, 2014, 2013 and 2012, respectively.
Included in other assets is a universal life insurance policy, as well as variable and fixed annuity contracts, totaling $611 and $1,332 at December 31, 2014 and 2013, respectively. The Company is the owner and beneficiary of the policy, which pays interest on the funds invested. The life insurance policy is recorded at the net cash surrender value, or the amount that can be realized.
Bank-Owned Life Insurance: In 2007, the Company purchased and provided those who agreed to be insured under a separate account bank-owned life insurance plan with a share of the death benefit while they remain actively employed with the Company or serve on its board. The benefit will equal 200% of each participating employee's base salary at the time of plan implementation and 200% of each participating director's annual base fees. In the event of death while actively employed with the Company, the deceased employee's or director's designated beneficiary will receive an income tax free death benefit paid.
In conjunction with the acquisition of Highlands in April 2012, the Company acquired an existing hybrid account bank-owned life insurance plan that provides certain executive officers who agreed to be insured under the plan with a share of the death benefit while they remain employed with the Company. The benefit is dependent upon the executive's most recent officer title and ranges from $75 to $150. No benefit will be paid if the executive reaches normal retirement age or, while disabled, obtains gainful employment with an entity other than the Company.
The total balance of the bank-owned life insurance policies, reported as an asset, at December 31, 2014 and 2013 totaled $36,193 and $35,565, and income for 2014, 2013 and 2012 totaled $628, $649 and $699, respectively.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

NOTE 14 — ESOP PLAN
In connection with the 2006 minority stock offering, the Company established an Employee Stock Ownership Plan (“ESOP”) for the benefit of its employees, which was combined with the Company's existing 401(k) plan. The ESOP purchased 928,395 shares of common stock with proceeds from a 10 year note in the amount of $9,284 from the Company. In 2010, the ESOP purchased 1,588,587 shares of common stock with proceeds from a 30 year note in the amount of $15,886 from the Company. The Company's Board of Directors determines the amount of contribution to the ESOP annually but is required to make contributions sufficient to service the ESOP's debt. Shares are released for allocation to employees as the ESOP debt is repaid. Eligible employees receive an allocation of released shares at the end of the calendar year on a relative compensation basis. Employees are eligible if they meet the minimum service and eligibility requirements. The dividends paid on allocated shares are paid to employee accounts. Dividends on unallocated shares held by the ESOP are applied to the ESOP note payable. Contributions to the ESOP during 2014, 2013 and 2012 were $2,060 each, and expense was $4,725, $3,901 and $3,152 for December 31, 2014, 2013 and 2012, respectively.
Shares purchased by the ESOP are categorized as follows:

	2014	2013
Allocated to participants	1,338,689	1,154,495
Unearned	1,549,651	1,733,845
Total ESOP shares	2,888,340	2,888,340
Fair value of unearned shares at December 31	$36,959	$47,594

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 15 - SHARE-BASED COMPENSATION
The Company has shareholder approved share-based compensation plans that are accounted for under ASC Topic 718, Compensation - Stock Compensation, which requires companies to record compensation cost for share-based payment transactions with employees in return for employment service. Under the plans, options to purchase 3,370,040 shares of common stock and 1,348,016 restricted shares of common stock were made available. The plans allow for the Company to grant restricted stock and stock options to directors, advisory directors, officers and other employees. Shares issued in connection with stock compensation awards are issued from available authorized shares. Compensation cost charged to income for share-based compensation is presented below:

	Years ended December 31,
	2014	2013	2012
Restricted stock	$2,561	$1,699	$1,512
Stock options	1,156	949	365
Income tax benefit	1,301	927	657
A summary of activity in the restricted stock portion of the Company's stock plans for 2014, 2013 and 2012 is as follows:

	Time-Vested Shares		Performance-Based Shares
	Shares	Weighted- Average Grant Date Fair Value [1]	Shares	Weighted- Average Grant Date Fair Value [2]
Non-vested at January 1, 2012	71,603	$13.08	—	$—
Granted	222,336	17.56	—	—
Vested	(108,643)	14.54	—	—
Non-vested at December 31, 2012	185,296	17.60	—	—
Granted	278,500	20.55	110,500	20.85
Vested	(49,798)	17.73	—	—
Forfeited	(32,596)	17.41	(28,100)	25.68
Non-vested at December 31, 2013	381,402	20.39	82,400	27.45
Granted	20,000	24.69	—	—
Vested	(103,799)	20.32	—	—
Non-vested at December 31, 2014	297,603	$20.45	82,400	$23.89
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
As of December 31, 2014, there was $6,237 of total unrecognized compensation expense related to non-vested shares awarded under the restricted stock plans. That expense is expected to be recognized over a weighted-average period of 2.42 years. The total fair value of shares vested during the years ended December 31, 2014 and 2013, was $2,110 and $883, respectively. Total restricted shares available for future issuance under the plans totaled 239,389 at December 31, 2014 and 1,233,624 shares have been issued under the plans through December 31, 2014.

LEGACYTEXAS FINANCIAL GROUP, INC.
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
The weighted average fair value of stock options granted during 2014, 2013 and 2012 was $7.17, $5.70 and $5.11, respectively. The fair value of options granted was determined using the following weighted-average assumptions as of grant date:

	2014	2013	2012
Risk-free interest rate	2.16%	1.42%	1.25%
Expected term of stock options (years)	6.2	6.3	6.6
Expected stock price volatility	30.96%	32.90%	34.43%
Expected dividends	1.84%	1.75%	1.39%

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

A summary of activity in the stock option portion of the plans for 2014, 2013 and 2012 is as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	535,384	$12.17	7.1	$483
Granted	185,700	16.61	10.0	—
Exercised	(177,115)	12.62	—	858
Forfeited	(43,920)	11.68	—	—
Outstanding at December 31, 2012	500,049	13.70	7.6	3,619
Granted	810,000	20.33	10.0	—
Exercised	(81,401)	12.06	—	883
Forfeited	(55,030)	18.62	—	—
Outstanding at December 31, 2013	1,173,618	18.16	8.4	10,903
Granted	328,750	26.09	10.0	—
Exercised	(56,035)	13.66	—	652
Forfeited	(75,460)	17.63	—	—
Outstanding at December 31, 2014	1,370,873	$20.27	8.0	$5,679
Fully vested and expected to vest	1,352,582	$20.22	8.0	$5,653
Exercisable at December 31, 2014	330,527	$16.37	6.3	$2,484
As of December 31, 2014, there was $5,274 of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over a weighted-average period of 3.53 years. At December 31, 2014, the Company applied an estimated forfeiture rate of 5% based on historical activity. The intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the market price of our common stock as of the reporting date.
The Compensation Committee may grant stock appreciation rights, which give the recipient of the award the right to receive the excess of the market value of the shares represented by the stock appreciation rights on the date exercised over the exercise price. As of December 31, 2014, the Company has not granted any stock appreciation rights.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

NOTE 16 — INCOME TAXES
The Company's pre-tax income is subject to federal income tax and state margin tax at a combined rate of 36% for 2014, 2013 and 2012. Income tax expense for 2014, 2013 and 2012, was as follows:

	2014	2013	2012
Current expense	$19,073	$13,996	$14,047
Deferred expense	(1,414)	2,293	5,262
Total income tax expense	$17,659	$16,289	$19,309

At December 31, 2014 and 2013, deferred tax assets and liabilities were due to the following:

	December 31,
	2014	2013
Deferred tax assets:
Allowance for loan losses	$8,942	$6,775
Other real estate owned	10	28
Depreciation	605	—
Deferred compensation arrangements	393	656
Self-funded health insurance	76	114
Non-accrual interest	—	271
Restricted stock and stock options	1,548	1,069
NOL carryforward from acquisition	27	1,398
Intangible assets	395	577
Fair value mark on purchased loans	528	1,222
Accrued one-time merger expenses	1,386	—
Net unrealized loss on securities available for sale	—	207
Other	1,378	1,367
	15,288	13,684
Deferred tax liabilities:
Mortgage servicing assets	(69)	(97)
Depreciation	—	(265)
Net unrealized gain on securities available for sale	(503)	—
Partnerships — CRA-purposed private equity funds	(1,059)	(980)
Other	(631)	(22)
	(2,262)	(1,364)
Net deferred tax asset	$13,026	$12,320

The net deferred tax asset is recorded on the consolidated balance sheets under “other assets.” Management performed an analysis related to the Company's deferred tax asset for each of the years ended December 31, 2014 and 2013 and, based upon these analyses, no valuation allowance was deemed necessary as of December 31, 2014 or 2013.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

Effective tax rates differ from the federal statutory rate of 35% in 2014, 2013 and 2012, applied to income before income taxes due to the following:

	At and for the Year Ended December 31,
	2014	2013	2012
Federal statutory rate times financial statement income	$17,128	$16,792	$19,093
Effect of:
State taxes, net of federal benefit	66	80	87
Tax credit on CRA-purposed private equity fund	(58)	(125)	(192)
Bank-owned life insurance income	(220)	(227)	(245)
Municipal interest income	(772)	(738)	(662)
ESOP shares released	1,140	852	382
One-time merger expenses	381	—	—
Other	(6)	(345)	846
Total income tax expense	$17,659	$16,289	$19,309
Effective Tax Rate	36.09%	33.95%	35.40%
The Company files income tax returns in the U.S. federal jurisdiction and several U.S. state jurisdictions. The Company is generally no longer subject to U.S. federal income tax examinations for tax years prior to 2011.
NOTE 17 — RELATED PARTY TRANSACTIONS
Loans to executive officers, directors, and their affiliates during 2014 were as follows:

Beginning balance	$261
New loans	—
Effect of changes in composition of related parties	(84)
Repayments	(177)
Ending balance	$—
None of the above loans were considered non-performing or potential problem loans. These loans are made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectability. Deposits from executive officers, directors, and their affiliates at December 31, 2014 and 2013 were $2,054 and $2,663, respectively.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 18 — REGULATORY CAPITAL MATTERS
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
Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is adequately capitalized, regulatory approval is required to accept brokered deposits. If an institution is undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2014 and 2013, the most recent regulatory notification categorized the Bank and the Company as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. Management believes that, at December 31, 2014, the Bank and the Company met all capital adequacy requirements to which they were subject.

	Actual		Required for Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014
Total risk-based capital
the Company	$562,448	15.87%	$283,618	8.00%	$354,522	10.00%
the Bank	495,171	13.98	283,314	8.00	354,142	10.00
Tier 1 risk-based capital
the Company	536,899	15.14	141,809	4.00	212,713	6.00
the Bank	469,622	13.26	141,657	4.00	212,485	6.00
Tier 1 leverage
the Company	536,899	13.86	154,900	4.00	193,625	5.00
the Bank	469,622	12.13	154,910	4.00	193,638	5.00
As of December 31, 2013
Total risk-based capital
the Company	$533,266	18.85%	$226,316	8.00%	$282,895	10.00%
the Bank	431,442	15.26	226,181	8.00	282,727	10.00
Tier 1 risk-based capital
the Company	513,908	18.17	113,158	4.00	169,737	6.00
the Bank	412,084	14.58	113,091	4.00	169,636	6.00
Tier 1 leverage
the Company	513,908	15.67	131,197	4.00	163,996	5.00
the Bank	412,084	12.56	131,217	4.00	164,021	5.00

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

The following is a reconciliation of the Company and Bank’s equity under US GAAP to regulatory capital (as defined by the OCC and FRB):

	December 31, 2014		December 31, 2013
	Company	Bank	Company	Bank
GAAP equity	$568,223	$500,946	$544,460	$442,636
Deduction for non-financial equity investments	(536)	(536)	(568)	(568)
Disallowed goodwill and intangible assets	(29,858)	(29,858)	(30,367)	(30,367)
Unrealized loss (gain) on securities available for sale	(930)	(930)	383	383
Tier 1 capital	536,899	469,622	513,908	412,084
Allowance for loan losses	25,549	25,549	19,358	19,358
Total risk-based capital	$562,448	$495,171	$533,266	$431,442
Dividend Restrictions and Information—Banking regulations limit the amount of dividends that may be paid by the Bank to the Company without prior approval of regulatory agencies. The Bank may pay dividends to the Company within the limitations of the regulations. Under OCC regulations, limitations are imposed upon all “capital distributions” by national banks, including cash dividend payments by an institution to its holding company for any purpose, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. As a subsidiary of a bank holding company, the Bank was able to make a capital distribution with 30-days prior notice to the OCC, provided that the following criteria were met:

•	The Bank had a regulatory rating in the top two categories.

•	The Bank was not of supervisory concern, and would remain well-capitalized or adequately-capitalized, as defined in the OCC prompt corrective action regulations, following the proposed distribution.

•	The proposed distribution, combined with dividends already paid for the year, did not exceed its net income for the calendar year-to-date plus retained net income for the previous two years.
If the Bank had not met the above stated requirements, it was required to file an application with the OCC before making the distribution.
Effective January 1, 2015, LegacyTexas Bank is regulated by the FRB and the TDOB, whose authority to regulate, examine and supervise the bank are generally the same as that of the OCC described above. As a Texas-chartered bank, LegacyTexas Bank has the powers provided under Texas law, which are generally at least as broad as those of a national bank. LegacyTexas Bank is subject to assessments by the TDOB.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 19 - LOAN COMMITTMENTS, CONTINGENT LIABILITIES AND OTHER RELATED ACTIVITIES
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
The contractual amounts of financial instruments with off‑balance sheet risk at December 31, 2014 and 2013, are summarized below. Please see Part II-Item 7-"Off-Balance Sheet Arrangements, Contractual Obligation and Commitments" of this Form 10-K for information related to commitment maturities.

	December 31,
	2014	2013
Unused commitments to extend credit	$520,659	$424,131
Unused capacity on Warehouse Purchase Program loans	414,584	562,030
Standby letters of credit	7,391	2,547
Total unused commitments/capacity	$942,634	$988,708
In addition to the commitments above, the Company guarantees the credit card debt of certain customers to the merchant bank that issues the credit cards. These guarantees are in place for as long as the guaranteed credit card is open. At December 31, 2014 and 2013, these credit card guarantees totaled $688 and $1,307, respectively. This amount represents the maximum potential amount of future payments under the guarantee. At December 31, 2014, the Company had set aside a reserve of $11 for its credit card guarantees.
Also, the Company had overdraft protection available in the amounts of $73,044 and $87,772 at December 31, 2014 and 2013, respectively.
In regards to unused capacity on Warehouse Purchase Program loans, the Company has established maximum purchase facility amounts, but reserves the right, at any time, to refuse to buy any mortgage loans offered for sale by each customer, for any reason in the Company's sole and absolute discretion.
At December 31, 2014, the Company had $3,480 of unfunded commitments recorded in other liabilities in its consolidated balance sheet related to investments in community development-oriented private equity funds used for Community Reinvestment Act purposes.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 20- SEGMENT INFORMATION
The reportable segments were determined by the products and services offered, historically distinguished between banking and mortgage banking. Loans, investments and deposits generate the revenues in the banking segment; secondary marketing sales generated the revenue in the mortgage banking segment. Segment performance was evaluated using segment profit (loss). The Company sold substantially all the assets of VPM, the Company's mortgage banking subsidiary, in the third quarter of 2012. Prior to this sale, in the second quarter of 2012, VPM recognized an impairment charge of $818 that brought its goodwill balance to $0.
Information reported internally for performance assessment for the year ended December 31, 2012 is as follows:

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

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 21 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
Condensed financial information of the Company is as follows:

CONDENSED BALANCE SHEETS
December 31,

	2014	2013
ASSETS
Cash on deposit at subsidiary	$46,828	$46,859
Investment in banking subsidiary	500,946	442,636
Receivable from banking subsidiary	5,047	35,821
ESOP note receivable and other assets	19,900	19,508
Total assets	$572,721	$544,824
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$4,498	$364
Shareholders’ equity	568,223	544,460
Total liabilities and shareholders’ equity	$572,721	$544,824

CONDENSED STATEMENTS OF INCOME
December 31,

	2014	2013	2012
Cash dividends from subsidiary	$19,187	$12,780	$—
Excess of earnings over dividend from subsidiary	20,044	20,537	36,401
Interest income on ESOP loan	633	698	762
	39,864	34,015	37,163
Interest expense	—	—	27
Operating expenses	13,036	3,154	2,355
Earnings before income tax benefit	26,828	30,861	34,781
Income tax benefit	4,450	827	460
Net income	$31,278	$31,688	$35,241

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
December 31,

	2014	2013	2012
Cash flows from operating activities
Net income	$31,278	$31,688	$35,241
Adjustments to reconcile net income to net cash from operating activities:
Excess of earnings over dividend from subsidiary	(20,044)	(20,537)	(36,401)
Activity in share based compensation plans	3,096	(110)	1,805
Net change in intercompany receivable	(31,395)	111	(31,946)
Net change in other assets	(1,820)	(594)	(665)
Net change in other liabilities	4,134	364	(325)
Net cash provided by (used in) operating activities	(14,751)	10,922	(32,291)
Cash flows from investing activities
Capital contribution to subsidiary	31,395	—	29,007
Cash and cash equivalents acquired from acquisition	—	—	599
Payments received on ESOP notes receivable	1,427	1,362	1,298
Net cash provided by investing activities	32,822	1,362	30,904
Cash flows from financing activities
Share repurchase	—	(1,554)	—
Net issuance of common stock under employee stock plans	1,085	1,350	2,236
Payment of dividends	(19,187)	(12,780)	(15,448)
Net cash (used in) financing activities	(18,102)	(12,984)	(13,212)
Net change in cash and cash equivalents	(31)	(700)	(14,599)
Beginning cash and cash equivalents	46,859	47,559	62,158
Ending cash and cash equivalents	$46,828	$46,859	$47,559

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

NOTE 22 - QUARTERLY FINANCIAL DATA (Unaudited)

			Net Interest Income	Provision (Benefit) for Loan Losses	Securities Gains and (Losses)		Earnings per Share
	Interest Income	Interest Expense				Net Income	Basic	Diluted
2014
First quarter	$33,704	$4,119	$29,585	$376	$—	$7,682	0.20	0.20
Second quarter	37,109	4,187	32,922	1,197	—	8,818	0.23	0.23
Third quarter	38,855	4,185	34,670	2,511	—	9,312	0.24	0.24
Fourth quarter	39,979	4,149	35,830	2,637	—	5,466	0.14	0.14
2013
First quarter	$33,419	$4,894	$28,525	$883	$(177)	$8,058	0.21	0.21
Second quarter	35,296	4,858	30,438	1,858	—	8,174	0.21	0.21
Third quarter	33,875	4,687	29,188	(158)	—	8,212	0.22	0.21
Fourth quarter	34,499	4,430	30,069	616	—	7,244	0.19	0.19

NOTE 23 — SUBSEQUENT EVENTS
On January 1, 2015, the Company acquired LegacyTexas Group, Inc., a bank holding company and the parent company of LegacyTexas Bank (the "Merger"). Immediately following the Merger, the Company amended its articles of incorporation and changed its name to LegacyTexas Financial Group, Inc. Also immediately following the Merger, the Bank merged with and into LegacyTexas Bank and assumed the LegacyTexas Bank name.
The Company issued 7,850,070 shares of common stock and paid out $115,150 in cash to LegacyTexas Group, Inc. shareholders in consideration for the Merger.
This business combination was accounted for under the acquisition method of accounting. Under this method of accounting, assets and liabilities acquired are recorded at their estimated fair values. The excess cost over fair value of net assets acquired is recorded as goodwill. As the consideration paid for LegacyTexas Group, Inc. exceeded the provisional value of the net assets acquired, goodwill of $154,461 was recorded related to the Merger. This goodwill resulted from the combination of expected operational synergies and increased market share in the Company's North Texas market area. Goodwill is not tax deductible. The merger also resulted in a core deposit intangible of $544, which will be amortized on an accelerated basis over the estimated life, currently expected to be six years.
Fair value: The measurement period for the Company to determine the fair values of acquired identifiable assets and assumed liabilities will end at the earlier of (i) twelve months from the date of the acquisition or (ii) as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the acquisition date or learns that more information is not obtainable. The Company is currently in the process of obtaining fair values for certain acquired assets and assumed liabilities; therefore, the following estimates are preliminary.

As of January 1, 2015
Assets
Cash and cash equivalents	$246,198
Securities	153,566
Loans held for sale	17,090
Loans held for investment	1,399,784
Premises and equipment, net	30,673
Goodwill	154,461
Core deposit intangible	544
Other assets	50,598
Total assets	$2,052,914
Liabilities
Deposits	$1,630,043
Repurchase agreement	66,858
Borrowings	35,778
Other liabilities	17,861
Total liabilities	$1,750,540

Consideration
Market value of common stock issued	$187,224
Cash paid	115,150
Total fair value of consideration	$302,374
Merger-related expenses and pro forma information: For the years ended December 31, 2014 and 2013, the Company incurred $10,291 and $663, respectively, of pre-tax merger and acquisition expenses related to the LegacyTexas Group, Inc. acquisition. Merger and acquisition expenses are reflected on the Company's income statement for the applicable periods in non-interest expense.
The following pro forma information presents the results of operations for the years ended December 31, 2014 and 2013, as if the LegacyTexas Group, Inc. acquisition had occurred on January 1, 2013.

	December 31,
	2014	2013
Net interest income	$204,758	$181,710
Net income	48,415	50,844
Basic earnings per share	1.05	1.11
Diluted earnings per share	1.04	1.10
The above pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the merged companies that would have been achieved had the Merger occurred on January 1, 2013, nor are they intended to represent or be indicative of future results of operations. The pro forma results do not include expected operating cost savings as a result of the Merger. These pro forma results require significant estimates and judgments, particularly as it relates to valuation and accretion of income associated with acquired loans. Pro forma adjustments included the estimated purchase accounting adjustment on acquired non-impaired loans based on the difference between the fair value and the outstanding principal balance of those loans, recognized over the estimated remaining term of the loans, the estimated purchase accounting adjustment to reflect amortization of the core deposit intangible, as well as the tax effects of these adjustments. Additionally, because LegacyTexas Group, Inc. was a Subchapter S corporation before the Merger, and did not incur any federal income tax liability, an adjustment has been included to estimate the impact of federal income taxes on LegacyTexas Group, Inc.'s net income for the years presented. The tax adjustments were calculated at a 35% tax rate.

Acquired Loans and Purchased Credit Impaired Loans: Acquired loans were preliminarily recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, projected default rates, loss given defaults and recovery rates. No allowance for credit losses was carried over from LegacyTexas Group, Inc.
The Company has identified certain acquired loans which have experienced credit deterioration since origination (“purchased credit impaired loans” or “PCI” loans). PCI loan identification considers payment history and past due status, debt service coverage, loan grading, collateral values and other factors that may indicate deterioration of credit quality since origination. Accretion of purchase discounts on PCI loans are based on estimated future cash flows, regardless of contractual maturities. Accretion of purchase discounts on acquired non-impaired loans will be recognized on a level-yield basis based on contractual maturity of individual loans per ASC 310-20.
The following table discloses the preliminary fair value and contractual value of loans acquired from LegacyTexas Group, Inc. on January 1, 2015:

	PCI Loans	Acquired Non-Impaired Loans	Total Acquired Loans
Commercial real estate	$6,176	$536,314	$542,490
Commercial and industrial	2,245	365,736	367,981
Construction and land	430	195,156	195,586
Consumer real estate	178	292,300	292,478
Other consumer	312	18,027	18,339
	$9,341	$1,407,533	$1,416,874
Contractual principal balance	$10,861	$1,426,271	$1,437,132
The following table presents additional preliminary information about PCI loans acquired from LegacyTexas Group, Inc. on January 1, 2015:

Contractually required principal and interest	$12,574
Non-accretable difference	1,326
Cash flows expected to be collected	11,248
Accretable difference	1,907
Fair value of PCI loans	$9,341

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) as of December 31, 2014, was carried out under the supervision and with the participation of our Chief Executive Officer, Principal Financial Officer and several other members of our senior management. Our Chief Executive Officer and Principal Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the Company’s systems of internal control over financial reporting as of December 31, 2014. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management believes that, as of December 31, 2014, the Company maintained effective internal control over financial reporting based on those criteria. The Company’s independent registered public accounting firm that audited the financial statements included in this annual report on Form 10-K has issued an attestation report on the Company’s internal control over financial reporting. The attestation report of Ernst & Young LLP appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
LegacyTexas Financial Group, Inc.

We have audited LegacyTexas Financial Group, Inc.’s (formerly ViewPoint Financial Group, Inc.) (the "Company") internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the "COSO criteria"). LegacyTexas Financial Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, LegacyTexas Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of LegacyTexas Financial Group, Inc. and our report dated February 25, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young

Dallas, Texas
February 25, 2015

(c)
Changes in Internal Control Over Financial Reporting: During the quarter ended December 31, 2014, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Directors and Executive Officers. The information concerning our directors required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on May 18, 2015, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year. Information required by this item regarding the audit committee of the Company’s Board of Directors, including information regarding the audit committee financial expert serving on the audit committee, is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on May 18, 2015, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year. Information about our executive officers is contained under the caption “Executive Officers” in Part I of this Form 10-K, and is incorporated herein by this reference.
Section 16(a) Beneficial Ownership Reporting Compliance. The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent shareholders required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on May 18, 2015, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.
Code of Ethics. We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, and to all of our other employees and our directors. A copy of our code of ethics is available on our Internet website address, www.legacytexasfinancialgroup.com.
Nominating Committee Procedures. There have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors since last described to shareholders.

Item 11.	Executive Compensation
The information concerning compensation required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on May 18, 2015, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information concerning security ownership of certain beneficial owners and management and our equity incentive plan required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on May 18, 2015, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year. Information regarding our equity compensation plans is included in Item 5 of this Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on May 18, 2015, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services
The information concerning principal accountant fees and services is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held in May 18, 2015, a copy of which will be filed not later than 120 days after the end of our fiscal year.

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

3.1	Charter of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 6, 2015 (File No. 001-34737))

3.2	Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 6, 2015 (File No. 001-34737))

4.1	Certificate of Registrant’s Common Stock (incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 6, 2015 (File No. 001-34737))

4.2
The Registrant hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of the holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

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

11	Statement regarding computation of per share earnings (See Note 3 of the Notes to Consolidated Audited Financial Statements included in this Form 10-K).

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney (on signature page)

31.1	Rule 13a — 14(a)/15d — 14(a) Certification (Chief Executive Officer)

31.2	Rule 13a — 14(a)/15d — 14(a) Certification (Principal Financial Officer)

32	Section 1350 Certifications

101*
Financial statements from Annual Report on Form 10-K of the Registrant for the year ended December 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Audited Financial Statements.

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

LEGACYTEXAS FINANCIAL GROUP, INC. (Registrant)
Date: February 25, 2015	By:	/s/ Kevin J. Hanigan
Kevin J. Hanigan
President and Chief Executive Officer (Principal Executive Officer)
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Kevin J. Hanigan and J. Mays Davenport his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him/her and in his/her name, place and stead, in any and all capacities, to sign any amendment to LegacyTexas Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming said attorney-in-fact and agent or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Anthony J. LeVecchio	Date: February 25, 2015
Anthony J. LeVecchio, Chairman of the Board and Director

/s/ Arcilia Acosta	Date: February 25, 2015
Arcilia Acosta, Director

/s/ George A. Fisk	Date: February 25, 2015
George Fisk, Director

/s/ Bruce W. Hunt	Date: February 25, 2015
Bruce W. Hunt, Director

/s/ James Brian McCall	Date: February 25, 2015
James Brian McCall, Director

/s/ Karen H. O'Shea	Date: February 25, 2015
Karen H. O'Shea, Director

/s/ Greg Wilkinson	Date: February 25, 2015
Greg Wilkinson, Director

/s/ J. Mays Davenport	Date: February 25, 2015
J. Mays Davenport, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibits:

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Principal Financial Officer

32	Section 1350 Certifications