Form 10-Q
period 2015-03-31
LegacyTexas Financial Group, Inc.
filed 2015-04-29
CIK 1487052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class: Common Stock	Shares Outstanding as of April 27, 2015:
47,604,696

LEGACYTEXAS FINANCIAL GROUP, INC.
FORM 10-Q
March 31, 2015

PART 1 - FINANCIAL INFORMATION        Item 1. Financial Statements
LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	March 31,	December 31,
	2015	2014
ASSETS	(unaudited)
Cash and due from financial institutions	$53,739	$28,416
Short-term interest-bearing deposits in other financial institutions	230,175	103,605
Total cash and cash equivalents	283,914	132,021
Securities available for sale, at fair value	290,615	199,699
Securities held to maturity (fair value: March 31, 2015 — $271,762, December 31, 2014— $251,112)	261,670	241,920
Loans held for sale, at fair value	23,983	—
Loans held for investment:
Loans held for investment (net of allowance for loan losses of $28,276 at March 31, 2015 and $25,549 at December 31, 2014)	4,165,145	2,605,204
Loans held for investment - Warehouse Purchase Program	1,038,886	786,416
Total loans held for investment	5,204,031	3,391,620
FHLB and Federal Reserve Bank stock, at cost	65,470	44,084
Bank-owned life insurance	54,339	36,193
Premises and equipment, net	81,757	48,743
Goodwill	179,258	29,650
Other assets	67,471	40,184
Total assets	$6,512,508	$4,164,114
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand	$1,035,978	$494,376
Interest-bearing demand	724,555	472,703
Savings and money market	1,814,645	1,176,749
Time	822,998	513,981
Total deposits	4,398,176	2,657,809
FHLB advances	1,171,623	862,907
Repurchase agreements	89,772	25,000
Subordinated debt	26,840	—
Other liabilities	65,038	50,175
Total liabilities	5,751,449	3,595,891
Commitments and contingent liabilities
Shareholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized; 0 shares issued — March 31, 2015 and December 31, 2014	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; 47,602,721 shares issued — March 31, 2015 and 40,014,851 shares issued — December 31, 2014	476	400
Additional paid-in capital	568,396	386,549
Retained earnings	205,431	195,327
Accumulated other comprehensive income, net	1,372	930
Unearned Employee Stock Ownership Plan (ESOP) shares; 1,503,602 shares at March 31, 2015 and 1,549,651 shares at December 31, 2014	(14,616)	(14,983)
Total shareholders’ equity	761,059	568,223
Total liabilities and shareholders’ equity	$6,512,508	$4,164,114

See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Interest and dividend income
Loans, including fees	$58,035	$30,388
Taxable securities	2,499	2,565
Nontaxable securities	718	564
Interest-bearing deposits in other financial institutions	158	57
FHLB and Federal Reserve Bank stock and other	208	130
	61,618	33,704
Interest expense
Deposits	3,127	1,991
FHLB advances	1,706	1,927
Repurchase agreements and subordinated debt	459	201
	5,292	4,119
Net interest income	56,326	29,585
Provision for loan losses	3,000	376
Net interest income after provision for loan losses	53,326	29,209
Non-interest income
Service charges and other fees	5,887	4,508
Net gain on sale of mortgage loans	2,072	—
Bank-owned life insurance income	419	153
Gain on sale of available-for-sale securities (reclassified from accumulated other comprehensive income for unrealized gains on available-for-sale securities)	211	—
Gain on sale and disposition of assets	28	1
Other	(231)	300
	8,386	4,962
Non-interest expense
Salaries and employee benefits	21,938	14,132
Merger and acquisition costs	1,545	169
Advertising	915	355
Occupancy and equipment	3,991	1,892
Outside professional services	747	525
Regulatory assessments	822	628
Data processing	2,787	1,662
Office operations	2,342	1,680
Other	1,669	1,112
	36,756	22,155
Income before income tax expense	24,956	12,016
Income tax expense (items reclassified from accumulated other comprehensive income include an income tax expense of $74 for the three months ended March 31, 2015)	8,632	4,334
Net income	$16,324	$7,682
Earnings per share:
Basic	$0.35	$0.20
Diluted	$0.35	$0.20
Dividends declared per share	$0.13	$0.12

See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2015	2014
Net income	$16,324	$7,682
Change in unrealized gains on securities available for sale	891	710
Reclassification of amount realized through sale of securities	(211)	—
Tax effect	(238)	(249)
Other comprehensive income, net of tax	442	461
Comprehensive income	$16,766	$8,143
See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)
(Dollars in thousands, except share and per share data)

For the three months ended March 31, 2014	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at January 1, 2014	$399	$377,657	$183,236	$(383)	$(16,449)	$544,460
Net income	—	—	7,682	—	—	7,682
Other comprehensive income, net of tax	—	—	—	461	—	461
Dividends declared ($0.12 per share)	—	—	(4,792)	—	—	(4,792)
ESOP shares earned (46,049 shares)	—	820	—	—	367	1,187
Share-based compensation expense	—	919	—	—	—	919
Net issuance of common stock under employee stock plans (7,744 shares)	—	182	—	—	—	182
Balance at March 31, 2014	$399	$379,578	$186,126	$78	$(16,082)	$550,099

For the three months ended March 31, 2015
Balance at January 1, 2015	$400	$386,549	$195,327	$930	$(14,983)	$568,223
Net income	—	—	16,324	—	—	16,324
Other comprehensive income, net of tax	—	—	—	442	—	442
Dividends declared ($0.13 per share)	—	—	(6,220)	—	—	(6,220)
ESOP shares earned (46,049 shares)	—	666	—	—	367	1,033
Share-based compensation expense	—	1,719	—	—	—	1,719
Net issuance of common stock under employee stock plans (95,750 shares)	1	302	—	—	—	303
Share repurchase (357,950 shares)	(4)	(7,985)	—	—	—	(7,989)
Acquisition of LegacyTexas Group, Inc. (7,850,070 shares)	79	187,145	—	—	—	187,224
Balance at March 31, 2015	$476	$568,396	$205,431	$1,372	$(14,616)	$761,059

See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net income	$16,324	$7,682
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,000	376
Depreciation and amortization	1,786	1,121
Deferred tax expense	2,650	1,115
Premium amortization and accretion of securities, net	939	981
Accretion related to acquired loans	(3,416)	(461)
Gain on sale of available for sale securities	(211)	—
ESOP compensation expense	1,033	1,187
Share-based compensation expense	1,719	919
Net gain on loans held for sale	(2,072)	—
Loans originated or purchased for sale	(53,512)	—
Proceeds from sale of loans held for sale	49,240	—
FHLB stock dividends	(30)	(21)
Bank-owned life insurance income	(419)	(153)
(Gain) loss on sale and disposition of assets	229	(1)
Net change in deferred loan fees	362	622
Net change in accrued interest receivable	(1,182)	198
Net change in other assets	(1,286)	838
Net change in other liabilities	(3,659)	(1,039)
Net cash provided by operating activities	11,495	13,364
Cash flows from investing activities
Available-for-sale securities:
Maturities, prepayments and calls	14,867	293,200
Purchases	(2,182)	(281,000)
Proceeds from sale of AFS securities	16,581	—
Held-to-maturity securities:
Maturities, prepayments and calls	13,586	19,491
Purchases	—	(5,919)
Originations of Warehouse Purchase Program loans	(3,708,951)	(2,256,453)
Proceeds from pay-offs of Warehouse Purchase Program loans	3,456,481	2,339,019
Net change in loans held for investment, excluding Warehouse Purchase Program loans	(160,698)	(157,830)
Redemption (purchase) of FHLB and Federal Reserve Bank stock	(17,667)	1,272
Cash received in excess of cash paid for acquisition of LegacyTexas Group, Inc.	131,048	—
Purchases of premises and equipment	(3,322)	(515)
Proceeds from sale of assets	6,284	365
Net cash (used in) investing activities	(253,973)	(48,370)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from financing activities
Net change in deposits	110,585	104,607
Proceeds from FHLB advances	1,025,000	420,000
Repayments on FHLB advances	(716,284)	(451,100)
Share repurchase	(7,989)	—
Repayments of borrowings	(11,024)	—
Payment of dividends	(6,220)	(4,792)
Proceeds from stock option exercises	303	182
Net cash provided by financing activities	394,371	68,897
Net change in cash and cash equivalents	151,893	33,891
Beginning cash and cash equivalents	132,021	87,974
Ending cash and cash equivalents	$283,914	$121,865
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$589	$281
Common stock issued in consideration of LegacyTexas Group, Inc. acquisition	187,224	—
See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION
The accompanying consolidated financial statements of LegacyTexas Financial Group, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles ("US GAAP") and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal and recurring adjustments which are considered necessary to fairly present the results for the interim periods presented have been included. Certain items in prior periods were reclassified to conform to the current presentation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”). Interim results are not necessarily indicative of results for a full year.
On January 1, 2015 (the "Effective Time"), the Company completed its merger (the "Merger") with LegacyTexas Group, Inc., pursuant to the Agreement and Plan of Merger, dated as of November 25, 2013, as amended, by and between the Company and LegacyTexas Group, Inc. (the "Merger Agreement"). At the Effective Time, LegacyTexas Group, Inc. merged into the Company, with the Company as the surviving corporation in the Merger. Immediately following the Effective Time, ViewPoint Bank, N.A., merged with and into LegacyTexas Bank, the wholly-owned subsidiary of LegacyTexas Group, Inc. prior to the Merger, with LegacyTexas Bank surviving the bank merger. At the Effective Time, the Company changed its name from ViewPoint Financial Group, Inc. to LegacyTexas Financial Group, Inc. and changed its ticker symbol on the Nasdaq Global Select Market to LTXB. The financial results reported in these consolidated financial statements for periods prior to the Effective Time only include historical activity of ViewPoint Financial Group, Inc.
In preparing the financial statements, management is required to make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Company in preparation of its consolidated financial statements, refer to the 2014 Form 10-K.
The accompanying Unaudited Consolidated Interim Financial Statements include the accounts of the Company, whose business primarily consists of the operations of its wholly owned subsidiary, LegacyTexas Bank (the “Bank”). All significant intercompany transactions and balances are eliminated in consolidation.
In the first quarter of 2015, the Company adopted the following accounting policy related to mortgage loans held for sale and mortgage derivatives, which were added to the Company's consolidated balance sheet for March 31, 2015, as a result of the Merger:
Mortgage loans originated and intended for sale in the secondary market are carried at fair value. The election of the fair value option aligns the accounting for these loans with the related economic hedges. Increases or decreases in the fair value of these loans held for sale are recognized in net gain on sale of mortgage loans in the consolidated statements of income. Loan origination fees are recorded when earned and related direct loan origination costs are determined by the specific identification method. Residential mortgage loans sold in the secondary market are sold without retaining servicing rights.
The Company enters into commitments to originate mortgage loans whereby the interest rate on the prospective loan is determined prior to funding (interest rate lock commitments.) Interest rate lock commitments ("IRLCs") on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value as other assets or other liabilities, with changes in fair value recorded in net gain on sale of mortgage loans in the consolidated statements of income.

NOTE 2 - SHARE TRANSACTIONS
On January 27, 2015, the Company announced the resumption of its existing stock repurchase program. The open-ended stock repurchase program, which commenced in August 2012, allows for the repurchase of up to 1,978,871 shares in the open market and in negotiated transactions, depending on market conditions. Stock repurchases under this program were suspended in November 2013 as a result of the Company's announced acquisition of LegacyTexas Group, Inc., which automatically triggered termination of the Company's then-existing 10b5-1 trading plan with Sandler O'Neill & Partners, LP. At the time the stock repurchase program was suspended, 83,800 shares had been repurchased, leaving 1,895,071 shares available for future repurchases under the program.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Upon completion of the acquisition of LegacyTexas Group, Inc. on January 1, 2015, the Company entered into a new trading plan with Sandler O’Neill & Partners, LP in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to facilitate repurchases of its common stock pursuant to the above mentioned stock repurchase program. During the first quarter of 2015, 357,950 shares were repurchased and retired at an average price of $22.32.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

NOTE 3 - EARNINGS PER COMMON SHARE
Basic earnings per common share is computed by dividing net income (which has been adjusted for distributed and undistributed earnings to participating securities) by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unvested restricted stock awards. Unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in ASC 260-10-45-60B. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock awards and options) were exercised or converted to common stock, or resulted in the issuance of common stock that then shared in the Company’s earnings. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unexercised stock options and unvested restricted stock awards. The dilutive effect of the unexercised stock options and unvested restricted stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. A reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31,
	2015	2014
Basic earnings per share:
Numerator:
Net income	$16,324	$7,682
Distributed and undistributed earnings to participating securities	(138)	(90)
Income available to common shareholders	$16,186	$7,592
Denominator:
Weighted average common shares outstanding	47,750,701	39,942,316
Less: Average unallocated ESOP shares	(1,533,790)	(1,717,984)
Average unvested restricted stock awards	(392,099)	(448,655)
Average shares for basic earnings per share	45,824,812	37,775,677
Basic earnings per common share	$0.35	$0.20
Diluted earnings per share:
Numerator:
Income available to common shareholders	$16,186	$7,592
Denominator:
Average shares for basic earnings per share	45,824,812	37,775,677
Dilutive effect of share-based compensation plan	178,009	243,842
Average shares for diluted earnings per share	46,002,821	38,019,519
Diluted earnings per common share	$0.35	$0.20
Share awards excluded in the computation of diluted earnings per share because the exercise price was greater than the common stock average market price and were therefore antidilutive	1,077,780	71,720

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

NOTE 4 - SECURITIES
The fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

March 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency residential mortgage-backed securities [1]	$195,426	$1,861	$279	$197,008
Agency residential collateralized mortgage obligations [2]	46,140	237	118	46,259
US government and agency securities	15,450	203	—	15,653
Municipal bonds	31,487	222	14	31,695
Total securities	$288,503	$2,523	$411	$290,615
December 31, 2014
Agency residential mortgage-backed securities [1]	$144,368	$1,760	$610	$145,518
Agency residential collateralized mortgage obligations [2]	50,424	211	81	50,554
US government and agency securities	3,475	152	—	3,627
Total securities	$198,267	$2,123	$691	$199,699
1 Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
2 Collateralized mortgage obligations issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

March 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency residential mortgage-backed securities [1]	$89,906	$3,112	$—	$93,018
Agency commercial mortgage-backed securities [2]	25,186	1,441	—	26,627
Agency residential collateralized mortgage obligations [3]	78,555	1,905	75	80,385
Municipal bonds	68,023	3,893	184	71,732
Total securities	$261,670	$10,351	$259	$271,762

December 31, 2014
Agency residential mortgage-backed securities [1]	$63,161	$3,124	$13	$66,272
Agency commercial mortgage-backed securities [2]	25,301	1,144	49	26,396
Agency residential collateralized mortgage obligations [3]	86,470	1,766	80	88,156
Municipal bonds	66,988	3,535	235	70,288
Total securities	$241,920	$9,569	$377	$251,112
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

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The carrying amount and fair value of held to maturity debt securities and the fair value of available for sale debt securities at March 31, 2015 by contractual maturity are set forth in the table below. Securities with contractual payments not due at a single maturity date, including mortgage backed securities and collateralized mortgage obligations, are shown separately.

	Held to maturity		Available for sale
	Carrying Amount	Fair Value	Fair Value
Due in one year or less	$1,509	$1,550	$1,860
Due after one to five years	7,436	7,880	23,745
Due after five to ten years	41,466	44,719	18,652
Due after ten years	17,612	17,583	3,091
Agency residential mortgage-backed securities [1]	89,906	93,018	197,008
Agency commercial mortgage-backed securities [2]	25,186	26,627	—
Agency residential collateralized mortgage obligations [3]	78,555	80,385	46,259
Total	$261,670	$271,762	$290,615
1 Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
2 Commercial mortgage-backed securities issued and /or guaranteed by U.S. government agencies or government-sponsored enterprises.
3 Collateralized mortgage obligations issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
Information regarding securities and letters of credit pledged is summarized below:

	March 31, 2015	December 31, 2014
Public fund certificates of deposit	$201,360	$132,320
Public fund demand deposit accounts	88,714	11,355
Commercial demand deposit accounts	377	2,956
Repurchase agreements	89,772	25,000
Federal Reserve Bank primary credit - collateral value	47,535	51,271
Carrying value of securities pledged on above funds	282,436	250,525
FHLB Letters of Credit pledged on the above funds	196,000	—
Sales activity of securities for the three months ended March 31, 2015 was as follows. There were no securities sold during the three months ended March 31, 2014. All securities sold were classified as available for sale.

Proceeds	$16,581
Gross gains	211

Gains and losses on the sale of securities classified as available for sale are recorded on the trade date using the specific-identification method.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Securities with unrealized losses at March 31, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

AFS	Less than 12 Months		12 Months or More		Total
March 31, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency residential mortgage-backed securities [1]	$39,550	$168	$11,573	$111	$51,123	$279
Agency residential collateralized mortgage obligations [2]	13,785	77	4,365	41	18,150	118
Municipal bonds	3,382	14	—	—	3,382	14
Total temporarily impaired	$56,717	$259	$15,938	$152	$72,655	$411
December 31, 2014
Agency residential mortgage-backed securities [1]	$6,534	$14	$50,729	$596	$57,263	$610
Agency residential collateralized mortgage obligations [2]	9,499	38	4,769	43	14,268	81
Total temporarily impaired	$16,033	$52	$55,498	$639	$71,531	$691
1 Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
2 Collateralized mortgage obligations issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

HTM	Less than 12 Months		12 Months or More		Total
March 31, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency residential collateralized mortgage obligations [3]	$4,314	$25	$4,152	$50	$8,466	$75
Municipal bonds	3,144	46	6,478	138	9,622	184
Total temporarily impaired	$7,458	$71	$10,630	$188	$18,088	$259
December 31, 2014
Agency residential mortgage-backed securities [1]	$—	$—	$3,430	$13	$3,430	$13
Agency commercial mortgage-backed securities [2]	—	—	3,895	49	3,895	49
Agency residential collateralized mortgage obligations [3]	8,984	33	4,697	47	13,681	80
Municipal bonds	—	—	11,415	235	11,415	235
Total temporarily impaired	$8,984	$33	$23,437	$344	$32,421	$377
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
As of March 31, 2015, 55 securities had unrealized losses. 19 of the 55 securities had been in an unrealized loss position for over 12 months at March 31, 2015. The Company does not believe these unrealized losses are other-than-temporary and, at March 31, 2015, had the intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. All principal and interest payments are being received on time and in full.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

NOTE 5 - LOANS
Loans consist of the following:

	March 31, 2015	December 31, 2014

Loans held for sale	$23,983	$—

Loans held for investment:
Commercial real estate	$1,890,607	$1,265,868
Commercial and industrial loans:
Commercial	1,182,842	741,678
Warehouse lines of credit	29,388	40,146
Total commercial and industrial loans	1,212,230	781,824
Construction and land loans
Commercial construction and land	186,207	14,396
Consumer construction and land	29,554	6,902
Total construction and land loans	215,761	21,298

Consumer real estate	792,995	524,199
Other consumer loans	85,117	40,491
Gross loans held for investment, excluding Warehouse Purchase Program	4,196,710	2,633,680
Net of:
Deferred fees and discounts, net	(3,289)	(2,927)
Allowance for loan losses	(28,276)	(25,549)
Net loans held for investment, excluding Warehouse Purchase Program	4,165,145	2,605,204
Warehouse Purchase Program	1,038,886	786,416
Total loans held for investment	$5,204,031	$3,391,620

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Activity in the allowance for loan losses for the three months ended March 31, 2015 and 2014, segregated by portfolio segment and evaluation for impairment, is set forth below. All Warehouse Purchase Program loans are collectively evaluated for impairment and are purchased under several contractual requirements, providing safeguards to the Company. These safeguards include the requirement that our mortgage company customers have a takeout commitment for each loan and multiple investors for purchases. To date, the Company has not experienced a loss on these loans and no allowance for loan losses has been allocated to them. At March 31, 2015 and 2014, the allowance for loan impairment related to purchased credit impaired ("PCI") loans totaled $155 and $285, respectively.

March 31, 2015	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance - January 1, 2015	$11,830	$9,068	$174	$4,069	$408	$25,549
Charge-offs	(4)	(64)	—	(188)	(248)	(504)
Recoveries	21	59	—	46	105	231
Provision expense	763	1,678	289	56	214	3,000
Ending balance - March 31, 2015	$12,610	$10,741	$463	$3,983	$479	$28,276
Allowance ending balance:
Individually evaluated for impairment	$848	$1,927	$—	$44	$4	$2,823
Collectively evaluated for impairment	11,762	8,814	463	3,939	475	25,453
Loans:
Individually evaluated for impairment	7,483	5,838	140	4,873	239	18,573
Collectively evaluated for impairment	1,871,875	1,204,157	215,190	787,286	84,478	4,162,986
PCI loans	11,249	2,235	431	836	400	15,151
Ending balance	$1,890,607	$1,212,230	$215,761	$792,995	$85,117	$4,196,710

March 31, 2014	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance - January 1, 2014	$10,944	$4,536	$212	$3,280	$386	$19,358
Charge-offs	—	(210)	—	(82)	(179)	(471)
Recoveries	—	18	—	5	116	139
Provision expense (benefit)	(276)	458	31	124	39	376
Ending balance - March 31, 2014	$10,668	$4,802	$243	$3,327	$362	$19,402
Allowance ending balance:
Individually evaluated for impairment	$1,020	$1,424	$1	$201	$4	$2,650
Collectively evaluated for impairment	9,648	3,378	242	3,126	358	16,752
Loans:
Individually evaluated for impairment	8,111	6,157	2	4,373	514	19,157
Collectively evaluated for impairment	1,105,731	537,228	35,478	458,364	44,329	2,181,130
PCI loans	4,217	195	1,589	1,120	172	7,293
Ending balance	$1,118,059	$543,580	$37,069	$463,857	$45,015	$2,207,580

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

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
Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. As a result, the Company does not separately identify consumer real estate loans less than $417 or individual consumer non-real estate secured loans for impairment disclosures. The Company considers these loans to be homogeneous in nature due to the smaller dollar amount and the similar underwriting criteria.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Impaired loans at March 31, 2015, and December 31, 2014, were as follows 1:

March 31, 2015	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial real estate	$8,526	$4,272	$3,211	$7,483	$793
Commercial and industrial	7,770	1,883	3,955	5,838	1,849
Construction and land	201	140	—	140	—
Consumer real estate	5,372	4,705	168	4,873	25
Other consumer	323	238	1	239	1
Total	$22,192	$11,238	$7,335	$18,573	$2,668
December 31, 2014
Commercial real estate	$8,372	$4,162	$3,243	$7,405	$784
Commercial and industrial	7,043	2,008	3,921	5,929	1,768
Construction and land	109	103	—	103	—
Consumer real estate	6,037	4,735	872	5,607	161
Other consumer	336	282	2	284	2
Total	$21,897	$11,290	$8,038	$19,328	$2,715
1 No Warehouse Purchase Program loans were impaired at March 31, 2015 or December 31, 2014. Loans reported do not include PCI loans.

Income on impaired loans at March 31, 2015 and 2014 was as follows1:

	March 31, 2015		March 31, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate	$7,425	$10	$8,131	$—
Commercial and industrial	5,906	3	5,996	3
Construction and land	112	—	2	—
Consumer real estate	5,424	2	4,416	12
Other consumer	272	1	536	1
Total	$19,139	$16	$19,081	$16
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

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Loans past due over 90 days that were still accruing interest totaled $231 at March 31, 2015 and $612 at December 31, 2014, which consisted entirely of PCI loans. At March 31, 2015, no PCI loans were considered non-performing loans. No Warehouse Purchase Program loans were non-performing at March 31, 2015 or December 31, 2014. Non-performing (nonaccrual) loans were as follows:

	March 31, 2015	December 31, 2014
Commercial real estate	$6,745	$6,703
Commercial and industrial	5,691	5,778
Construction and land	141	149
Consumer real estate	9,946	10,591
Other consumer	346	286
Total	$22,869	$23,507

A modified loan is considered a troubled debt restructuring (“TDR”) when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made for the borrower's benefit that would not otherwise be considered for a borrower or transaction with similar credit risk characteristics. Modifications to loan terms may include a modification of the contractual interest rate to a below-market rate (even if the modified rate is higher than the original rate), forgiveness of accrued interest, forgiveness of a portion of principal, an extended repayment period or a deed in lieu of foreclosure or other transfer of assets other than cash to fully or partially satisfy a debt. The Company's policy is to place all TDRs on nonaccrual for a minimum period of 6 months. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of 6 months and the collection of principal and interest under the revised terms is deemed probable. All TDRs are considered to be impaired loans.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The outstanding balances of TDRs are shown below:

	March 31, 2015	December 31, 2014
Nonaccrual TDRs(1)	$12,839	$12,982
Performing TDRs (2)	1,125	1,098
Total	$13,964	$14,080
Specific reserves on TDRs	$1,012	$992
Outstanding commitments to lend additional funds to borrowers with TDR loans	—	—
1 Nonaccrual TDR loans are included in the nonaccrual loan totals.
2 Performing TDR loans are loans that have been performing under the restructured terms for at least six months and the Company is accruing interest on these loans.
The following tables provide the recorded balances of loans modified as a TDR during the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31, 2015
	Combination of Rate Reduction and Principal Deferral	Other	Total
Commercial and industrial	$—	$80	$80
Consumer real estate	62	—	62
Total	$62	$80	$142

	Three months ended March 31, 2014
	Principal Deferrals (1)	Combination of Rate Reduction and Principal Deferral	Other	Total
Commercial and industrial	$—	$—	$1,994	$1,994
Consumer real estate	—	272	7	279
Other consumer	15	7	—	22
Total	$15	$279	$2,001	$2,295
1 Principal deferrals include Chapter 7 bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt. Such loans are placed on non-accrual status.

No loans modified as a TDR within the last twelve months of the periods ending March 31, 2015 or 2014 experienced a subsequent payment default. A payment default is defined as a loan that was 90 days or more past due.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Below is an analysis of the age of recorded investment in loans that were past due at March 31, 2015 and December 31, 2014. No Warehouse Purchase Program loans were delinquent at March 31, 2015 or December 31, 2014.

March 31, 2015	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Loans Past Due	Current Loans [1]	Total Loans
Commercial real estate	$11,684	$191	$—	$11,875	$1,878,732	$1,890,607
Commercial and industrial	10,205	88	3,106	13,399	1,198,831	1,212,230
Construction and land	8,590	101	—	8,691	207,070	215,761
Consumer real estate	12,284	1,664	1,598	15,546	777,449	792,995
Other consumer	514	208	47	769	84,348	85,117
Total	$43,277	$2,252	$4,751	$50,280	$4,146,430	$4,196,710

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Loans Past Due	Current Loans [1]	Total Loans
Commercial real estate	$590	$338	$—	$928	$1,264,940	$1,265,868
Commercial and industrial	1,014	191	357	1,562	780,262	781,824
Construction and land	103	—	46	149	21,149	21,298
Consumer real estate	6,145	3,678	3,885	13,708	510,491	524,199
Other consumer	281	26	10	317	40,174	40,491
Total	$8,133	$4,233	$4,298	$16,664	$2,617,016	$2,633,680
1 Includes acquired PCI loans with a total carrying value of $13,786 and $5,945 at March 31, 2015 and December 31, 2014, respectively.
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

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The recorded investment in loans by credit quality indicators at March 31, 2015 and December 31, 2014, was as follows.
Real Estate and Commercial and Industrial Credit Exposure
Credit Risk Profile by Internally Assigned Grade

March 31, 2015	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate
Grade: [1]
Pass	$1,850,622	$1,126,653	$214,960	$774,672
Special Mention	16,905	28,959	156	4,214
Substandard	22,258	56,200	605	10,748
Doubtful	822	418	40	3,361
Total	$1,890,607	$1,212,230	$215,761	$792,995

December 31, 2014	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate
Grade: [1]
Pass	$1,231,053	$752,748	$20,990	$505,028
Special Mention	17,745	7,280	159	4,230
Substandard	16,242	21,577	103	10,467
Doubtful	828	219	46	4,474
Total	$1,265,868	$781,824	$21,298	$524,199
1 PCI loans are included in the substandard or doubtful categories. These categories are consistent with the "substandard" and "doubtful" categories as defined by regulatory authorities.

Warehouse Purchase Program Credit Exposure
All Warehouse Purchase Program loans were graded pass as of March 31, 2015 and December 31, 2014.
Consumer Other Credit Exposure
Credit Risk Profile Based on Payment Activity

	March 31, 2015	December 31, 2014
Performing	$84,771	$40,205
Non-performing	346	286
Total	$85,117	$40,491

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

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
The Company elects the fair value option for residential mortgage loans held for sale in accordance with ASC 825.
This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC 815,
“Derivatives and Hedging.” Mortgage loans held for sale are valued on a recurring basis using a market approach by utilizing either: (1) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted to credit risk and other individual loan characteristics. As these prices are derived from market observable inputs, the Company classifies these valuations as Level 2 in the fair value disclosures. At March 31, 2015, loans held for sale had an aggregate fair value of $23,983 and an aggregate outstanding principal balance of $23,199 and were recorded in mortgage loans held for sale in the consolidated balance sheet.

The Company enters into a variety of derivative instruments as part of its hedging strategy and measures these instruments at fair value on a recurring basis in the balance sheet. The majority of these derivatives are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, the Company utilized the exchange price or dealer market price for the particular derivative contract; therefore these contracts are classified as Level 2. In addition, the Company enters into IRLCs with prospective borrowers. These commitments are carried at fair value based on the fair value of the underlying mortgage loans which are based on observable market data. The Company adjusts the outstanding IRLCs with prospective borrowers based on an expectation that it will be exercised and the loan will be funded. IRLCs are recorded in other assets or other liabilities in the consolidated balance sheet. These commitments are classified as Level 2 in the fair value disclosures, as the valuations are based on market observable inputs. Please see Note 7 - Derivative Financial Instruments for more information.
The Company also enters into certain interest rate derivative positions that are not designated as hedging instruments. The estimated fair value of these commercial loan interest rate swaps are obtained from a pricing service that provides the swaps' unwind value (Level 2 inputs). The fair value of these derivative positions outstanding are included in other assets and other liabilities in the accompanying consolidated balance sheets. Please see Note 7 - Derivative Financial Instruments for more information.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.

March 31, 2015	Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
Assets:
Agency residential mortgage-backed securities	$197,008
Agency residential collateralized mortgage obligations	46,259
US government and agency securities	15,653
Municipal bonds	31,695
Total securities available for sale	$290,615

Loans held for sale	$23,983
Derivative financial instruments:
Interest rate lock commitments	719
Forward mortgage-backed securities trades	—
Loan customer counterparty	135
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	—
Forward mortgage-backed securities trades	106
Financial institution counterparty	135
December 31, 2014
Assets:
Agency residential mortgage-backed securities	$145,518
Agency residential collateralized mortgage obligations	50,554
US government and agency securities	3,627
Total securities available for sale	$199,699

Derivative financial instruments:
Loan customer counterparty	$64
Liabilities:
Derivative financial instruments:
Financial institution counterparty	64

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Assets and Liabilities Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below. There were no liabilities measured at fair value on a non-recurring basis at March 31, 2015 or December 31, 2014.

March 31, 2015	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$4,667
Foreclosed assets- commercial real estate [1]	4,335
Foreclosed assets- construction and land [1]	1,916
Foreclosed assets- other	23
December 31, 2014
Assets:
Impaired loans	$5,323
Foreclosed assets- commercial real estate	551
1 Foreclosed assets acquired in the LegacyTexas Group, Inc. acquisition.

Impaired loans that are collateral dependent are measured for impairment using the fair value of the collateral adjusted by additional Level 3 inputs, such as discounts of market value, estimated marketing costs and estimated legal expenses. Impaired loans secured by real estate, receivables or inventory had discounts determined by management on an individual loan basis. Impaired loans that are not collateral dependent are measured for impairment by a discounted cash flow analysis using a net present value calculation that utilizes data from the loan file before and after the modification.
Foreclosed assets are measured at the lower of book or fair value less costs to sell using third party appraisals, listing agreements or sale contracts, which may be adjusted by additional Level 3 inputs, such as discounts of market value, estimated marketing costs and estimated legal expenses. Management may also consider additional adjustments on specific properties due to the age of the appraisal, expected holding period, lack of comparable sales, or if the other real estate owned is a special use property. Foreclosed assets acquired from LegacyTexas Group, Inc. were recorded at their estimated fair value on the acquisition date of January 1, 2015. At March 31, 2015, the Company had $329 in residential mortgage loans in the process of foreclosure.
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

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The carrying amount and fair value information of financial instruments not recorded at fair value in their entirety on a recurring basis on the Company's consolidated balance sheets at March 31, 2015 and at December 31, 2014, were as follows:

		Fair Value
March 31, 2015	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$283,914	$283,914	$—	$—
Securities held to maturity	261,670	—	271,762	—
Loans held for investment, net	4,165,145	—	—	4,219,768
Loans held for investment - Warehouse Purchase Program	1,038,886	—	—	1,039,167
FHLB and Federal Reserve Bank stock	65,470	—	65,470	—
Accrued interest receivable	15,470	15,470	—	—
Financial liabilities
Deposits	$4,398,176	$—	$—	$4,173,052
FHLB advances	1,171,623	—	—	1,177,935
Repurchase agreements	89,772	—	—	89,377
Subordinated debt	26,840	—	—	26,840
Accrued interest payable	1,434	1,434	—	—

		Fair Value
December 31, 2014	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$132,021	$132,021	$—	$—
Securities held to maturity	241,920	—	251,112	—
Loans held for investment, net	2,605,204	—	—	2,629,098
Loans held for investment - Warehouse Purchase Program	786,416	—	—	786,714
FHLB and Federal Reserve Bank stock	44,084	—	44,084	—
Accrued interest receivable	10,347	10,347	—	—
Financial liabilities
Deposits	$2,657,809	$—	$—	$2,517,446
FHLB advances	862,907	—	—	870,022
Repurchase agreement	25,000	—	—	26,780
Accrued interest payable	899	899	—	—

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The methods and assumptions used to estimate fair value are as follows:
Estimated fair value is the carrying amount for cash and cash equivalents and accrued interest receivable and payable. The fair values of securities held to maturity are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2 inputs). For loans held for investment (including Warehouse Purchase Program loans), fair value is based on discounted cash flows using current market offering rates, estimated life, and applicable credit risk. For deposits, FHLB advances and overnight repurchase agreements with depositors, fair value is calculated using the FHLB advance curve to discount cash flows for the estimated life for deposits and according to the contractual repayment schedule for FHLB advances. The fair value of the structured repurchase agreement is based on discounting the estimated cash flows using the current rate at which similar borrowings would be made with similar terms and remaining maturities. The fair value of subordinated debt (consisting of trust preferred securities) is based on current market rates on similar debt in the market. It is not practicable to determine the fair value of FHLB and Federal Reserve Bank stock due to restrictions on its transferability. The fair value of off-balance sheet items is based on the current fees or costs that would be charged to enter into or terminate such arrangements and are not considered significant to this presentation.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into IRLCs with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked into that interest rate. These commitments are carried at fair value in accordance with ASC 815, Derivatives and Hedging. The estimated fair values of IRLCs are based on observable market data and are recorded in other assets or other liabilities in the consolidated balance sheets. The Company adjusts the outstanding IRLCs with prospective borrowers based on the expectation that it will be exercised and the loan will be funded. The initial and subsequent changes in the fair value of IRLCs are a component of net gain on sale of mortgage loans.
The Company actively manages the risk profiles of its IRLCs and mortgage loans held for sale on a daily basis. To manage the price risk associated with IRLCs, the Company enters into forward sales of mortgage-backed securities in an amount similar to the portion of the IRLC expected to close, assuming no change in mortgage interest rates. In addition, to manage the interest rate risk associated with mortgage loans held for sale, the Company enters into forward sales of mortgage-backed securities to deliver mortgage loan inventory to investors. The estimated fair values of forward sales of mortgage-backed securities and forward sale commitments are based on quoted market values and are recorded in other assets or other liabilities in the consolidated balance sheets. The initial and subsequent changes in value on forward sales of mortgage-backed securities are a component of net gain on sale of mortgage loans.
The following table provides the outstanding notional balances and fair values of outstanding positions at March 31, 2015 and recorded gains (losses) during the three months ended March 31, 2015. The Company did not have any outstanding derivative positions related to mortgage loans held for sale during the three months ended March 31, 2014.

Derivative Positions related to Mortgage Loans Held for Sale:	Expiration Dates	Outstanding Notional Balance	Fair Value	Recorded Gains/(Losses)
IRLCs	2015	$17,048	$719	$305
Forward mortgage-backed securities trades	2015	19,087	(106)	(166)

The Company enters into certain interest rate derivative positions that are not designated as hedging instruments. These derivative positions related to transactions in which we entered into an interest rate swap with a customer, while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each swap transaction, we agree to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, we agree to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our customer to effectively convert a variable rate loan to a fixed rate. Because we act as an intermediary for our customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on our results of operations. The Company presents derivative instruments at fair value in other assets and other liabilities in the accompanying consolidated balance sheets.

The notional amounts and estimated fair values of interest rate swap derivative positions outstanding and weighted-average receive and pay interest rates at March 31, 2015 and December 31, 2014 are presented in the following table.

Derivative Positions related to Commercial Loan Interest Rate Swaps:	Outstanding Notional Amount	Estimated Fair Value	Weighted-Average Interest Rate
			Received	Paid
March 31, 2015
Loan customer counterparty	$8,267	135	4.64%	3.21%
Financial institution counterparty	(8,267)	(135)	3.21	4.64

December 31, 2014
Loan customer counterparty	$6,199	64	4.38%	2.91%
Financial institution counterparty	(6,199)	(64)	2.91	4.38

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Our credit exposure on interest rate swaps is limited to the net favorable value of all swaps by each counterparty. In some cases, collateral may be required from the counterparties involved if the net value of the swaps exceed a nominal amount considered to be immaterial. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. Our cash collateral pledged for interest rate swaps and included in our interest-bearing deposits, which totaled $150 at March 31, 2015 and December 31, 2014, is in excess of our credit exposure. The Company does not offset fair value amounts recognized for derivative instruments and the amounts collected and/or deposited on derivative instruments in its consolidated balance sheets.

NOTE 8 - LONG-TERM DEBT

Subordinated debt: Upon the acquisition of LegacyTexas Group, Inc., the Company acquired $15,000 (15,000 shares with a liquidation amount of $1 per security) of Floating Rate Cumulative Trust Preferred Securities ("TruPS") and $464 of common stock through an unconsolidated subsidiary, Legacy Capital Trust II ("Trust II"). Trust II invested the total proceeds from the sale of the TruPS and common stock (totaling $15,464) in floating rate Junior Subordinated Debentures (the "Trust II Debentures") issued by LegacyTexas Group, Inc. The terms of the Trust II Debentures are such that they qualify as Tier I capital under the Federal Reserve Board’s regulatory capital guidelines applicable to bank holding companies. Interest on the Trust II Debentures is payable quarterly on January 7, April 7, July 7, and October 7 of each year at a rate equal to the three month LIBOR rate plus 2.80% (3.05% at March 31, 2015). Principal is due at maturity on April 7, 2034. The TruPS are guaranteed by the Company and are subject to redemption. The Company may redeem the Trust II Debentures, in whole or in part, on any January 7, April 7, July 7, and October 7 at an amount equal to the principal amount being redeemed plus accrued and unpaid interest to the redemption date. The Company’s debt obligation related to Trust II was $15,464 at March 31, 2015. On April 7, 2015, the Company paid this debt in full.

Also upon the acquisition of LegacyTexas Group, Inc., the Company acquired $15,000 (15,000 shares with a liquidation amount of $1 per security) of TruPS and $464 of common stock through an unconsolidated subsidiary, Legacy Capital Trust III ("Trust III"). Trust III invested the total proceeds from the sale of the TruPS and common stock (totaling $15,464) in floating rate Junior Subordinated Debentures (the "Trust III Debentures") issued by the Company. The terms of the Trust III Debentures are such that they qualify as Tier I capital under the Federal Reserve Board’s regulatory capital guidelines applicable to bank holding companies. Interest on the Trust III Debentures is payable quarterly on March 15, June 15, September 15 and December 15 of each year, at a rate equal to the three month LIBOR rate plus 1.70% (1.97% at March 31, 2015). Principal is due at maturity on December 15, 2036. The TruPS are guaranteed by the Company and are subject to redemption. The Company may redeem the Trust III Debentures, in whole or in part, on any March 15, June 15, September 15 and December 15 at an amount equal to the principal amount being redeemed plus accrued and unpaid interest to the redemption date. The Company’s debt obligation related to Trust III was $15,464 at March 31, 2015.

At March 31, 2015, the Trust II and Trust III TruPS were reduced by a purchase accounting fair value discount of $4,088.

Other long-term debt: Upon the acquisition of LegacyTexas Group, Inc., the Company acquired long-term notes totaling $8,900. These notes were paid off during the first quarter of 2015 subsequent to acquisition.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

NOTE 9 - SHARE-BASED COMPENSATION

Compensation cost charged to income for share-based compensation is presented below:

	Three Months Ended March 31,
	2015	2014
Restricted stock	$1,192	$655
Stock options	527	264
Income tax benefit	602	322

A summary of activity in the restricted stock portion of the Company's stock plans is presented below:

	Three Months Ended March 31, 2015
	Time-Vested Shares		Performance-Based Shares
	Shares	Weighted-Average Grant Date Fair Value [1]	Shares	Weighted-Average Grant Date Fair Value [2]
Non-vested at December 31, 2014	297,603	$20.45	82,400	$23.89
Granted	80,000	21.23	—	—
Vested	(63,271)	20.69	(20,600)	23.89
Non-vested at March 31, 2015	314,332	$20.46	61,800	$22.73
1For restricted stock awards with time-based vesting conditions, the grant date fair value is based upon the closing stock price as quoted on the NASDAQ Stock Market on the grant date.
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

As of March 31, 2015, there was $6,614 of total unrecognized compensation expense related to non-vested shares awarded under the restricted stock plans. That expense is expected to be recognized over a weighted-average period of 2.21 years.

A summary of activity in the stock option portion of the Company's stock plans as of March 31, 2015 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2014	1,370,873	$20.27	8.0	$5,679
Granted	92,500	20.35	10.0	—
Exercised	(15,750)	16.86	—	110
Forfeited	(19,260)	18.79	—	—
Outstanding at March 31, 2015	1,428,363	20.34	7.9	4,520
Fully vested and expected to vest	1,416,383	20.31	7.9	4,506
Exercisable at March 31, 2015	443,513	$17.65	6.8	$2,263

As of March 31, 2015, there was $5,113 of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over a weighted-average period of 3.25 years.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

NOTE 10 - INCOME TAXES
A summary of the net deferred tax assets as of March 31, 2015 and December 31, 2014, is presented below:

	March 31, 2015	December 31, 2014
Net deferred tax assets	$16,068	$13,026
Estimated annual effective tax rate	35%

NOTE 11 - COMMITMENTS AND CONTINGENT LIABILITIES
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
The contractual amounts of financial instruments with off‑balance sheet risk at March 31, 2015 and December 31, 2014, are summarized below. Please see Part I-Item 2-"Off-Balance Sheet Arrangements, Contractual Obligations and Commitments" of this Form 10-Q for information related to commitment maturities.

	March 31, 2015	December 31, 2014
Unused commitments to extend credit	$966,976	$520,659
Unused capacity on Warehouse Purchase Program loans	267,614	414,584
Standby letters of credit	13,535	7,391
Total unused commitments/capacity	$1,248,125	$942,634
In addition to the commitments above, the Company guarantees the credit card debt of certain customers to the merchant bank that issues the credit cards. These guarantees are in place for as long as the guaranteed credit card is open. At March 31, 2015 and December 31, 2014, these credit card guarantees totaled $656 and $688, respectively. This amount represents the maximum potential amount of future payments under the guarantee. At March 31, 2015, the Company had set aside a reserve of $10 for its credit card guarantees.
Also, the Company had overdraft protection available in the amounts of $105,731 and $73,044 at March 31, 2015 and December 31, 2014, respectively.
In regards to unused capacity on Warehouse Purchase Program loans, the Company has established maximum purchase facility amounts, but reserves the right, at any time, to refuse to buy any mortgage loans offered for sale by each customer, for any reason in the Company's sole and absolute discretion.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

At March 31, 2015, the Company had $3,480 of unfunded commitments recorded in other liabilities in its consolidated balance sheet related to investments in community development-oriented private equity funds used for Community Reinvestment Act purposes.

NOTE 12 - RECENT ACCOUNTING DEVELOPMENTS
In January 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2015-01, "Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items." This ASU simplifies income statement presentation by eliminating the need to determine whether to classify an item as an extraordinary item and retains current presentation and disclosure requirements for an event or transaction that is of an unusual nature or of a type that indicates infrequency of occurrence. Transactions that meet both criteria would now also follow such presentation and disclosure requirements. The ASU is effective in annual periods, and interim periods within those annual periods, beginning after December 15, 2015 and is not expected to impact the Company's current disclosures.
In February 2015, the FASB issued ASU 2015-02, "Amendments to the Consolidation Analysis." This ASU affects all reporting entities that have variable interests in other legal entities and, in some cases, consolidation conclusions will change. In other cases, reporting entities will need to provide additional disclosures about entities that currently are not considered variable interest entities but will be considered variable interest entities under the new guidance if they have a variable interest in those entities. Reporting entities will need to re-evaluate their consolidation conclusions and potentially revise their documentation. The ASU is effective in annual and interim periods beginning after December 15, 2015. The Company is evaluating the possible impact of this ASU on its consolidation analysis.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

NOTE 13 - ACQUISITION
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
This business combination was accounted for under the acquisition method of accounting. Under this method of accounting, assets and liabilities acquired are recorded at their estimated fair values. The excess cost over fair value of net assets acquired is recorded as goodwill. As the consideration paid for LegacyTexas Group, Inc. exceeded the provisional value of the net assets acquired, goodwill of $149,608 was recorded related to the Merger. This goodwill resulted from the combination of expected operational synergies and increased market share in the Company's North Texas market area. Goodwill is not tax deductible. The merger also resulted in a core deposit intangible of $544, which will be amortized on an accelerated basis over the estimated life, currently expected to be six years.
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

As of January 1, 2015
Assets
Cash and cash equivalents	$246,198
Securities	153,566
Loans held for sale	17,639
Loans held for investment	1,399,778
Premises and equipment, net	36,605
Goodwill	149,608
Core deposit intangible	544
Other assets	49,254
Total assets	$2,053,192
Liabilities
Deposits	$1,629,782
Borrowings	102,636
Other liabilities	18,400
Total liabilities	$1,750,818

Consideration
Market value of common stock issued	$187,224
Cash paid	115,150
Total fair value of consideration	$302,374
Merger-related expenses and pro forma information: For the three months ended March 31, 2015 and 2014, the Company incurred $1,545 and $169, respectively, of pre-tax merger and acquisition expenses related to the LegacyTexas Group, Inc. acquisition. Merger and acquisition expenses are reflected on the Company's income statement for the applicable periods in non-interest expense.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following pro forma information presents the results of operations for the year ended December 31, 2014, as if the LegacyTexas Group, Inc. acquisition had occurred on January 1, 2014.

December 31,
2014
Net interest income	$204,758
Net income	48,415
Basic earnings per share	1.05
Diluted earnings per share	1.04
The above pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the merged companies that would have been achieved had the Merger occurred on January 1, 2014, nor are they intended to represent or be indicative of future results of operations. The pro forma results do not include expected operating cost savings as a result of the Merger. These pro forma results require significant estimates and judgments, particularly as it relates to valuation and accretion of income associated with acquired loans. Pro forma adjustments included the estimated purchase accounting adjustment on acquired non-impaired loans based on the difference between the fair value and the outstanding principal balance of those loans, recognized over the estimated remaining term of the loans, the estimated purchase accounting adjustment to reflect amortization of the core deposit intangible, as well as the tax effects of these adjustments. Additionally, because LegacyTexas Group, Inc. was a Subchapter S corporation before the Merger, and did not incur any federal income tax liability, an adjustment has been included to estimate the impact of federal income taxes on LegacyTexas Group, Inc.'s net income for the year presented. The tax adjustment was calculated at a 35% tax rate.
Acquired Loans and Purchased Credit Impaired Loans: Acquired loans were preliminarily recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, projected default rates, loss given defaults and recovery rates. No allowance for credit losses was carried over from LegacyTexas Group, Inc.
The Company has identified certain acquired loans which have experienced credit deterioration since origination (“purchased credit impaired loans” or “PCI” loans). PCI loan identification considers payment history and past due status, debt service coverage, loan grading, collateral values and other factors that may indicate deterioration of credit quality since origination. Accretion of purchase discounts on PCI loans are based on estimated future cash flows, regardless of contractual maturities, that include undiscounted expected principal and interest payments and use credit risk, interest rate and prepayment risk models to incorporate management’s best estimate of current key assumptions such as default rates, loss severity and payment speeds. Accretion of purchase discounts on acquired non-impaired loans will be recognized on a level-yield basis based on contractual maturity of individual loans per ASC 310-20.
The following table discloses the preliminary fair value and contractual value of loans acquired from LegacyTexas Group, Inc. on January 1, 2015:

	PCI Loans	Acquired Non-Impaired Loans	Total Acquired Loans
Commercial real estate	$6,176	$536,314	$542,490
Commercial and industrial	2,245	365,736	367,981
Construction and land	430	195,156	195,586
Consumer real estate	178	292,843	293,021
Other consumer	312	18,027	18,339
Total fair value	$9,341	$1,408,076	$1,417,417
Contractual principal balance	$10,861	$1,426,271	$1,437,132

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table presents additional preliminary information about PCI loans acquired from LegacyTexas Group, Inc. on January 1, 2015:

Contractually required principal and interest	$12,574
Non-accretable difference	1,326
Cash flows expected to be collected	11,248
Accretable difference	1,907
Fair value of PCI loans	$9,341

NOTE 14 — SUBSEQUENT EVENTS
The Company evaluated events from the date of the consolidated financial statements on March 31, 2015 through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q dated April 29, 2015. No additional events were identified requiring recognition in and/or disclosures in the consolidated financial statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements
When used in filings by LegacyTexas Financial Group, Inc. (the “Company,” the “Registrant,” “we,” or “our” in these financial statements) with the Securities and Exchange Commission (the “SEC”), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “intends” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected, including, among other things: the expected cost savings, synergies and other financial benefits from the Company's merger with LegacyTexas Group, Inc. might not be realized within the expected time frames or at all, and costs or difficulties relating to integration matters might be greater than expected; changes in economic conditions; fluctuations in interest rates; the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; the Company's ability to access cost-effective funding; fluctuations in real estate values and both residential and commercial real estate market conditions; demand for loans and deposits in the Company's market area; fluctuations in the price of oil, natural gas and other commodities; competition; changes in management's business strategies; our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we have acquired or may acquire into our operations, and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; results of examinations of us by the Board of Governors of the Federal Reserve System and our bank subsidiary by the Texas Department of Banking or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including the revenue impact from, and any mitigation actions taken in response, to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”); changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and the other risks set forth under Risk Factors under Item 1A. of the Company's Form 10-K for the year ended December 31, 2014. The factors listed above could materially affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.
The Company does not undertake - and specifically declines any obligation - to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Overview
The Company is a Maryland corporation and LegacyTexas Bank is its wholly owned principal operating subsidiary. On January 1, 2015, LegacyTexas Group, Inc. ("LegacyTexas") merged into the Company and the Company changed its name from ViewPoint Financial Group, Inc. to LegacyTexas Financial Group, Inc. As part of the merger, ViewPoint Bank, N.A., the wholly owned subsidiary of the Company, merged with and into LegacyTexas Bank, the wholly-owned subsidiary of LegacyTexas prior to the merger, with LegacyTexas Bank as the surviving bank. In connection with the Company’s name change, its ticker symbol on the Nasdaq Global Select Market was changed from VPFG to LTXB.
Unless the context otherwise requires, references in this document to the “Company” refer to LegacyTexas Financial Group, Inc. (formerly known as ViewPoint Financial Group, Inc.) and its predecessor, ViewPoint Financial Group, a United States corporation, and references to the “Bank” refer to ViewPoint Bank, N.A. which was the Company's wholly owned operating subsidiary prior to January 1, 2015. References to “we,” “us,” and “our” means LegacyTexas Financial Group, Inc. or LegacyTexas Bank, unless the context otherwise requires.

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

Our principal business consists of attracting retail deposits from the general public and the business community and investing those funds, along with borrowed funds, in commercial real estate loans, secured and unsecured commercial and industrial loans, as well as permanent loans secured by first and second mortgages on owner-occupied, one- to four-family residences and consumer loans. Additionally, the Warehouse Purchase Program allows mortgage banking company customers to close one- to four-family real estate loans in their own name and manage its cash flow needs until the loans are sold to investors. We also originate one- to four-family mortgage loans and offer brokerage services for the purchase and sale of non-deposit investment and insurance products through a third party brokerage arrangement. Our operating revenues are derived principally from interest earned on interest-earning assets, including loans and investment securities and service charges and fees on deposits and other account services. Our primary sources of funds are deposits, FHLB advances and other borrowings, and payments received on loans and securities. We offer a variety of deposit accounts that provide a wide range of interest rates and terms, generally including savings, money market, term certificate and demand accounts. Our principal objective is to be an independent, commercially-oriented, customer-focused financial services company, providing outstanding service and innovative products in our primary market area of North Texas.

Performance Highlights

•
Gross loans held for investment at March 31, 2015, excluding Warehouse Purchase Program loans, grew $1.56 billion, or 59.3%, from December 31, 2014, with $1.40 billion of growth resulting from loans acquired from LegacyTexas. Excluding loans acquired from LegacyTexas, gross loans held for investment, excluding Warehouse Purchase Program loans, increased by $163.3 million, or 4.0%, from December 31, 2014.

•	Warehouse Purchase Program loans at March 31, 2015, totaled $1.04 billion, a $252.5 million, or 32.1%, increase from December 31, 2014.

•
Deposits increased by $1.74 billion, or 65.5%, from December 31, 2014, with $1.63 billion of growth resulting from deposits acquired from LegacyTexas. Excluding deposits acquired from LegacyTexas, deposits increased by $110.6 million, or 2.6%.

•
Net interest margin for the quarter ended March 31, 2015 was 4.04%, a 31 basis point increase compared to the first quarter of 2014, which includes 23 basis points of accretion of interest related to purchase accounting fair value adjustments for the first quarter of 2015.

•
During the first quarter of 2015, the Company repurchased and retired 357,950 shares of its common stock at an average price of $22.32 per share, reducing shareholders' equity by $8.0 million at March 31, 2015.

Critical Accounting Estimates
Certain of our accounting estimates are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Management believes that determining the allowance for loan losses is its most critical accounting estimate. Our accounting policies are discussed in detail in Note 1 of the Notes to Consolidated Financial Statements contained in Item 8 of our 2014 Form 10-K.
Allowance for Loan Loss. The allowance for loan losses and related provision expense are susceptible to change if the credit quality of our loan portfolio changes, which is evidenced by many factors, including but not limited to charge-offs and non-performing loan trends. Generally, consumer real estate lending has a lower risk profile compared to other consumer lending (such as automobile loans). Commercial real estate and commercial and industrial lending, however, can have higher risk profiles than consumer loans due to these loans being larger in amount and more susceptible to fluctuations in industry, market and economic conditions. While management uses available information to recognize losses on loans, changes, in economic conditions, the mix and size of the loan portfolio and individual borrower conditions can dramatically impact our level of allowance for loan losses in relatively short periods of time. Management believes that the allowance for loan losses is maintained at a level that represents coverage of our best estimate of inherent credit losses in the loan portfolio as of March 31, 2015.
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
Comparison of Financial Condition at March 31, 2015 and December 31, 2014
General. Total assets increased by $2.35 billion, or 56.4%, to $6.51 billion at March 31, 2015 from $4.16 billion at December 31, 2014, primarily due to the acquisition of LegacyTexas on January 1, 2015, which added $2.05 billion in assets, including $149.6 million in goodwill.
Loans. Gross loans held for investment increased by $1.82 billion, or 53.1%, to $5.24 billion at March 31, 2015 from $3.42 billion at December 31, 2014, while one- to four-family mortgage loans held for sale totaled $24.0 million at March 31, 2015. Prior to the January 1, 2015 merger with LegacyTexas, the Company did not originate or sell mortgage loans held for sale to outside investors.

	March 31, 2015	December 31, 2014	Dollar Change	Percent Change
	(Dollars in thousands)
Commercial real estate	$1,890,607	$1,265,868	$624,739	49.4%
Commercial and industrial loans:
Commercial	1,182,842	741,678	441,164	59.5
Warehouse lines of credit	29,388	40,146	(10,758)	(26.8)
Total commercial and industrial loans	1,212,230	781,824	430,406	55.1
Construction and land loans:
Commercial construction and land	186,207	14,396	171,811	1,193.5
Consumer construction and land	29,554	6,902	22,652	328.2
Total construction and land loans	215,761	21,298	194,463	913.1
Consumer:
Consumer real estate	792,995	524,199	268,796	51.3
Other consumer	85,117	40,491	44,626	110.2
Total consumer loans	878,112	564,690	313,422	55.5
Gross loans held for investment, excluding Warehouse Purchase Program loans	4,196,710	2,633,680	1,563,030	59.3
Warehouse Purchase Program loans	1,038,886	786,416	252,470	32.1
Gross loans held for investment	5,235,596	3,420,096	1,815,500	53.1
Loans held for sale	23,983	—	23,983	N/M [1]
Gross loans	$5,259,579	$3,420,096	$1,839,483	53.8%
1N/M - not meaningful

Gross loans held for investment at March 31, 2015, excluding Warehouse Purchase Program loans, grew $1.56 billion, or 59.3%, from December 31, 2014, with $1.40 billion of growth resulting from loans acquired from LegacyTexas. Excluding loans acquired from LegacyTexas and Warehouse Purchase Program loans, gross loans held for investment increased by $163.3 million, or 4.0%, from December 31, 2014, with increased commercial lending driving the organic growth. Commercial real estate and commercial construction and land loan balances at March 31, 2015 increased $796.6 million, or 62.2%, from December 31, 2014, with $737.3 million of growth resulting from loans acquired from LegacyTexas. Commercial and industrial loans at March 31, 2015 increased $430.4 million, or 55.1%, from December 31, 2014, with $337.1 million of growth resulting from loans acquired from LegacyTexas.

Energy loans, which are reported as commercial and industrial loans, totaled $371.1 million at March 31, 2015, up $11.5 million from $359.6 million at December 31, 2014, and up $158.3 million from March 31, 2014. The growth includes $5.6 million in energy loans acquired from LegacyTexas. In May 2013, the Company formed its Energy Finance group, which is comprised of a group of seasoned lenders, executives, and credit risk professionals with more than 100 years of combined Texas energy experience, to focus on providing loans to private and public oil and gas companies throughout the United States. The group also offers the Bank's full array of commercial services, including Treasury Management and letters of credit, to its customers. Substantially all of the loans in the Energy portfolio are reserve based loans, secured by deeds of trust on properties containing proven oil and natural gas reserves. Two loans managed by the Energy Finance group are not secured by oil and gas reserves. These loans, with a combined commitment of $29.5 million and a total outstanding balance of $12.7 million at March 31, 2015, are categorized as “Midstream and Other” loans. Loans in this category are typically related to the transmission of oil and natural gas and would have an indirect impact from declining commodity prices.
At March 31, 2015, the Company had eight relationships in the Commercial & Industrial loan portfolio (outside of the $371.1 million reported as energy loans) that are involved in the energy exploration sector providing front-end service to companies who drill oil and gas wells and whose business could be impacted by the dramatic reduction in drilling activity as a result of the severe drop in the price of oil and gas.  These relationships totaled $7.4 million at March 31, 2015, of which one relationship totaling $1.3 million is classified as Substandard and Impaired and is non-performing.  The other seven relationships consist of performing loans and are not criticized.
Warehouse Purchase Program loans increased by $252.5 million, or 32.1%, to $1.04 billion at March 31, 2015, from $786.4 million at December 31, 2014. Although not bound by any legally binding commitment, when a purchase decision is made, the Company purchases a 100% participation interest in the loans originated by our mortgage banking company customers, which are then held as one- to four- family mortgage loans. The mortgage banking company closes mortgage loans consistent with underwriting standards established by approved investors and, once all pertinent documents are received, the participation interest is delivered by the Company to the investor selected by the originator and approved by the Company. Loans funded by the Warehouse Purchase Program during the first quarter of 2015 consisted of 46% conforming and 54% government loans.
Consumer real estate and consumer construction and land loans at March 31, 2015 increased by $336.1 million, or 58.8%, from December 31, 2014, with $325.5 million of growth resulting from loans acquired from LegacyTexas. Following the merger with LegacyTexas, the Company now originates one- to four- family real estate loans and sells these loans to outside investors, as well as adding a small portion to the Company's consumer real estate portfolio. Also, the Company originates consumer home equity and home improvement loans.
Mortgage reform rules mandated by the Dodd-Frank Act became effective in January 2014, requiring lenders to make a reasonable, good faith determination of a borrower’s ability to repay any consumer closed-end credit transaction secured by a dwelling and to limit prepayment penalties. Increased risks of legal challenge, private right of action and regulatory enforcement are presented by these rules. The Company originates and purchases loans that do not meet the definition of a “qualified mortgage” (“QM”). At March 31, 2015, the Company had $53.7 million in non-QM loans, consisting of home equity and home improvement loans totaling $39.9 million and residential mortgage loans totaling $13.8 million. To mitigate the risks involved with non-QM loans, the Company has implemented systems, processes, procedural and product changes, and maintains its underwriting standards, to ensure that the “ability-to-repay” requirements of the new rules are adequately addressed.
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
Acquired loans are initially recorded at fair value, which includes an estimate of credit losses expected to be realized over the remaining lives of the loans, and therefore no corresponding allowance for loan losses is recorded for these loans at acquisition. An allowance may be recorded in later periods if additional losses are subsequently anticipated. Methods utilized to estimate the required allowance for loan losses for acquired loans not deemed credit−impaired at acquisition are similar to originated loans; however, the estimate of loss is limited to the amount that the calculated loan loss reserve exceeds the remaining purchase discount.
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
At March 31, 2015, of our $14.0 million in TDRs, $1.1 million were accruing interest and $12.8 million were classified as nonaccrual. Nonaccrual TDRs included $6.6 million attributable to three commercial real estate loans, all of which were performing in accordance with their restructured terms at March 31, 2015. For more information about the Company's TDRs, please see Item 1 (Financial Statements) - Note 5 - "Loans" under Part 1 of this report.
Non-performing loans to total loans held for investment, excluding Warehouse Purchase Program loans, was 0.54% at March 31, 2015 compared to 0.89% at December 31, 2014. Including Warehouse Purchase Program loans, non-performing loans to total loans held for investment was 0.44% at March 31, 2015 compared to 0.69% at December 31, 2014. Non-performing loans decreased by $638,000 to $22.9 million at March 31, 2015 from $23.5 million at December 31, 2014.
Our allowance for loan losses was $28.3 million at March 31, 2015 compared to $25.5 million at December 31, 2014, or 0.54% of total loans held for investment (including Warehouse Purchase Program loans) at March 31, 2015 compared to 0.75% at December 31, 2014. Our allowance for loan losses to total loans held for investment excluding Warehouse Purchase Program loans and loans acquired from LegacyTexas and Highlands was 1.00% at March 31, 2015 and December 31, 2014. Our allowance for loan losses to non-performing loans was 123.64% at March 31, 2015 compared to 108.69% at December 31, 2014.
Classified Assets. Loans and other assets, such as securities and foreclosed assets, that are considered by management to be of lesser quality are classified as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses of those classified as "substandard," with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as "loss" are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. PCI loans are included in the "substandard" and "doubtful" categories.
We regularly review the assets in our portfolio to determine whether any should be considered as classified. The total amount of classified assets represented 13.3% of our total equity and 1.6% of our total assets at March 31, 2015 compared to 9.7% of our total equity and 1.3% of our total assets at December 31, 2014. The aggregate amount of classified assets at the dates indicated was as follows:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Doubtful	$4,648	$5,576
Substandard	90,588	48,871
Total classified loans	95,236	54,447
Foreclosed assets	6,274	551
Total classified assets	$101,510	$54,998

Total classified assets reported for March 31, 2015 included $12.8 million in substandard loans and $6.1 million in other real estate owned acquired from LegacyTexas. The Company has potential problem loans, considered "other loans of concern," that are currently performing and do not meet the criteria for impairment, but where there is the distinct possibility that we could sustain some loss if credit deficiencies are not corrected. These possible credit problems may result in the future inclusion of these loans in the non-performing asset categories and consisted of $57.2 million in loans that were classified as "substandard" but were still accruing interest and were not considered impaired at March 31, 2015. Included in the $57.2 million are two energy lending relationships totaling $41.5 million that were downgraded as a result of collateral value deterioration due to commodity price declines. As a result of the deterioration the Company has taken action to improve the risk profile of the loans. These actions range from instituting monthly commitment reductions, obtaining additional collateral, obtaining additional guarantor support, and requiring additional equity injections or asset sales.  Borrower response to these actions has been favorable and the Company believes the loans will be paid off or paid down to acceptable risk levels within a reasonable time frame. These loans, which were performing at March 31, 2015 have been considered in management's analysis of potential loan losses.
Securities. Our securities portfolio increased $110.7 million, or 25.1%, to $552.3 million at March 31, 2015 from $441.6 million at December 31, 2014. The increase in our securities portfolio primarily resulted from $153.6 million of securities that were acquired from LegacyTexas. During the three months ended March 31, 2015, paydowns and maturities of securities totaling $28.5 million were used to fund loan growth and were partially offset by purchases totaling $2.2 million. $16.6 million in securities were sold during the three months ended March 31, 2015, for a gain of $211,000.
Deposits. Total deposits increased $1.74 billion, or 65.5%, to $4.40 billion at March 31, 2015 from $2.66 billion at December 31, 2014, with $1.63 billion of growth resulting from deposits acquired from LegacyTexas.

	March 31, 2015	December 31, 2014	Dollar Change	Percent Change
	(Dollars in thousands)
Non-interest-bearing demand	$1,035,978	$494,376	$541,602	109.6%
Interest-bearing demand	724,555	472,703	251,852	53.3
Savings and money market	1,814,645	1,176,749	637,896	54.2
Time	822,998	513,981	309,017	60.1
Total deposits	$4,398,176	$2,657,809	$1,740,367	65.5%

Excluding deposits acquired from LegacyTexas, total deposits increased by $110.6 million, or 2.6%, from December 31, 2014. Savings and money market deposits at March 31, 2015 increased by $637.9 million, or 54.2%, from December 31, 2014, with $534.6 million of growth resulting from deposits acquired from LegacyTexas. Non-interest-bearing demand deposits increased by $541.6 million, or 109.6%, from December 31, 2014, with $499.7 million of growth resulting from deposits acquired from LegacyTexas. Interest-bearing demand and time deposits increased by $251.9 million and $309.0 million, respectively, from December 31, 2014; excluding $258.7 million of interest-bearing demand and $336.8 million of time deposits acquired from LegacyTexas, interest-bearing demand and time deposits would have declined by $6.8 million and $27.8 million, respectively.
Borrowings. FHLB advances, net of a $1.0 million restructuring prepayment penalty, increased $308.7 million, or 35.8%, to $1.17 billion at March 31, 2015 from $862.9 million at December 31, 2014. The outstanding balance of FHLB advances increased due to higher Warehouse Purchase Program balances at March 31, 2015, of which a portion had been strategically funded with short-term advances. At March 31, 2015, the Company was eligible to borrow an additional $505.4 million from the FHLB.

The table below shows FHLB advances by maturity and weighted average rate at March 31, 2015:

	Balance	Weighted Average Rate
	(Dollars in thousands)
Less than 90 days	$1,029,511	0.16%
90 days to less than one year	56,153	3.58
One to three years	72,399	3.03
After three to five years	11,705	4.75
After five years	2,857	5.50
	1,172,625	0.56%
Restructuring prepayment penalty	(1,002)
Total	$1,171,623
Additionally, the Company has eight available federal funds lines of credit with other financial institutions totaling $215.0 million and was eligible to borrow $47.5 million from the Federal Reserve Bank discount window. In addition to FHLB advances, at March 31, 2015 the Company had a $25.0 million outstanding structured repurchase agreement with Credit Suisse, as well as $64.8 million in overnight repurchase agreements with depositors. Also, at March 31, 2015, subordinated debt consisted of $26.8 million of trust preferred securities that were acquired from LegacyTexas (reported net of a purchase accounting fair value adjustment of $4.1 million). On April 7, 2015, the Company paid off $15.0 million of TruPS (please see Note 8 - Long-Term Debt of the unaudited interim financial statements provided in this Form 10-Q.)
Shareholders’ Equity. Total shareholders' equity increased by $192.8 million, or 33.9%, to $761.1 million at March 31, 2015 from $568.2 million at December 31, 2014.

	March 31, 2015	December 31, 2014	Dollar Change	Percent Change
	(Dollars in thousands)
Common stock	$476	$400	$76	19.0%
Additional paid-in capital	568,396	386,549	181,847	47.0
Retained earnings	205,431	195,327	10,104	5.2
Accumulated other comprehensive income, net	1,372	930	442	47.5
Unearned ESOP shares	(14,616)	(14,983)	367	(2.4)
Total shareholders’ equity	$761,059	$568,223	$192,836	33.9%
The increase in shareholders' equity at March 31, 2015, compared to December 31, 2014, was primarily due to the issuance of 7,850,070 shares representing the stock portion of the merger consideration paid to LegacyTexas shareholders, which increased common stock and additional paid-in capital by a combined $187.2 million. Retained earnings were increased by net income of $16.3 million recognized during the three months ended March 31, 2015, which was partially offset by the payment of a quarterly dividends totaling $0.13 per common share, or $6.2 million, during the three months ended March 31, 2015.

Comparison of Results of Operations for the Three Months Ended March 31, 2015 and 2014

General. Net income for the three months ended March 31, 2015 was $16.3 million, an increase of $8.6 million, or 112.5%, from net income of $7.7 million for the three months ended March 31, 2014. The increase in net income was driven by a $26.7 million increase in net interest income and an increase in non-interest income of $3.4 million, which was partially offset by a $2.6 million increase in the provision for loan losses and a $14.6 million increase in non-interest expense. Basic and diluted earnings per share for the three months ended March 31, 2015 was $0.35, an increase of $0.15 from $0.20 for the three months ended March 31, 2014.

Interest Income. Interest income increased by $27.9 million, or 82.8%, to $61.6 million for the three months ended March 31, 2015 from $33.7 million for the three months ended March 31, 2014.

	Three Months Ended March 31,		Dollar Change	Percent Change
	2015	2014
	(Dollars in thousands)
Interest and dividend income
Loans, including fees	$58,035	$30,388	$27,647	91.0%
Securities	3,217	3,129	88	2.8
Interest-bearing deposits in other financial institutions	158	57	101	177.2
FHLB and Federal Reserve Bank stock and other	208	130	78	60.0
	$61,618	$33,704	$27,914	82.8%

The increase in interest income for the three months ended March 31, 2015 compared to the same period in 2014, was primarily due to a $27.6 million, or 91.0%, increase in interest income on loans, which was driven by increased volume in all loan categories resulting from loans acquired from LegacyTexas on January 1, 2015, as well as organic growth during the first quarter of 2015. The average balance of commercial real estate loans increased by $901.1 million, or 79.7%, to $2.03 billion from the three months ended March 31, 2014, resulting in a $12.0 million increase in interest income. The $901.1 million in growth includes $737.3 million in commercial real estate and commercial construction and land loans acquired from LegacyTexas. Excluding these loans, the average balance of commercial real estate loans increased by $163.8 million from the three months ended March 31, 2014. The average balance of commercial and industrial loans increased by $667.0 million, or 142.6%, to $1.13 billion from the three months ended March 31, 2014, resulting in a $9.0 million increase in interest income. The $667.0 million in growth includes $337.1 million in commercial and industrial loans acquired from LegacyTexas. Excluding these loans, the average balance of commercial and industrial loans increased by $329.9 million from the three months ended March 31, 2014. The average balance of consumer real estate loans increased by $372.8 million, or 84.6%, to $813.5 million from the three months ended March 31, 2014, resulting in a $4.3 million increase in interest income. The $372.8 million in growth includes $276.0 million in consumer real estate loans acquired from LegacyTexas. Excluding these loans, the average balance of consumer real estate loans increased by $96.8 million from the three months ended March 31, 2014. The average balance of Warehouse Purchase Program loans increased by $240.6 million, or 53.8%, to $687.5 million from the three months ended March 31, 2014, which resulted in a $1.7 million increase in interest income.

Interest income on loans was impacted by $3.1 million in accretion of purchase accounting fair value adjustments recorded during the first quarter of 2015 on loans acquired from LegacyTexas, which included $1.5 million in accretion income recorded on acquired commercial and industrial loans, $852,000 in accretion income recorded on acquired commercial real estate loans and $701,000 recorded on acquired consumer real estate loans. Accretion of purchase accounting fair value adjustments related to the LegacyTexas acquisition, as well as a smaller amount related to the Highlands Bank acquisition in 2012, increased the average yields on commercial real estate, commercial and industrial and consumer real estate loans by approximately 18 basis points, 53 basis points and 34 basis points, respectively, for the three months ended March 31, 2015.

Interest Expense. Interest expense increased by $1.2 million, or 28.5%, to $5.3 million for the three months ended March 31, 2015 from $4.1 million for the three months ended March 31, 2014.

	Three Months Ended March 31,		Dollar Change	Percent Change
	2015	2014
	(Dollars in thousands)
Interest expense
Deposits	$3,127	$1,991	$1,136	57.1%
FHLB advances	1,706	1,927	(221)	(11.5)
Repurchase agreements and subordinated debt	459	201	258	128.4
	$5,292	$4,119	$1,173	28.5%

The increase in interest expense for the three months ended March 31, 2015 compared to the same period in 2014, was primarily due to an increase in interest expense on deposits, which was driven by increased volume in all deposit categories resulting from deposits acquired from LegacyTexas on January 1, 2015, as well as organic growth during the first quarter of 2015 in the average balances of interest-bearing demand, savings and money market deposit balances. The average balance of savings and money market deposits increased by $886.0 million, or 96.4%, to $1.80 billion from the three months ended March 31, 2014, resulting in a $639,000 increase in interest expense. The $886.0 million in growth includes $534.6 million in savings and money market deposits acquired from LegacyTexas. Excluding these deposits, the average balance of savings and money market deposits increased by $351.4 million from the three months ended March 31, 2014. The average balance of interest-bearing demand deposits increased by $333.1 million, or 72.3%, to $793.8 million from the three months ended March 31, 2014, resulting in a $151,000 increase in interest expense. The $333.1 million in growth includes $258.7 million in interest-bearing demand deposits acquired from LegacyTexas. Excluding these deposits, the average balance of interest-bearing demand deposits increased by $74.4 million from the three months ended March 31, 2014. The average balance of time deposits increased by $292.7 million, or 59.4%, to $785.9 million from the three months ended March 31, 2014, resulting in a $346,000 increase in interest expense. The $292.7 million in growth includes $336.8 million in time deposits acquired from LegacyTexas. Excluding these deposits, the average balance of time deposits decreased by $44.1 million from the three months ended March 31, 2014. The increased interest expense attributable to higher deposit volume was partially offset by decreases in the average rate paid on interest-bearing demand and time deposits.

Net Interest Income. Net interest income increased by $26.7 million, or 90.4%, to $56.3 million for the three months ended March 31, 2015 from $29.6 million for the three months ended March 31, 2014. The net interest margin increased by 31 basis points to 4.04% for the three months ended March 31, 2015 from 3.73% for the same period last year. The net interest rate spread increased by 37 basis points to 3.92% for the three months ended March 31, 2015 from 3.55% for the same period last year. Accretion of interest related to the merger with LegacyTexas on January 1, 2015, as well as the 2012 Highlands acquisition, contributed 23 basis points to the net interest margin and average yield on earning assets for the three months ended March 31, 2015, compared to five basis points for the three months ended March 31, 2014. The average yield on earning assets for the three months ended March 31, 2015 was 4.42%, a 17 basis point increase from the three months ended March 31, 2014. The average cost of interest-bearing liabilities for the three months ended March 31, 2015 was 0.50%, down 20 basis points from the three months ended March 31, 2014.

Provision for Loan Losses. The provision for loan losses was $3.0 million for the three months ended March 31, 2015, an increase of $2.6 million, or 697.9%, from $376,000 for the three months ended March 31, 2014. The increase in the provision for loan losses compared to the first quarter of 2014 was primarily related to increased organic loan production, as well as loans acquired from LegacyTexas that were re-underwritten during the first quarter of 2015. Once an acquired loan undergoes new underwriting and meets the criteria for a new loan, any remaining fair value adjustments are taken to interest income and the loan becomes subject to the Company's allowance for loan loss methodology.

Consistent with the fourth quarter of 2014, the Company continued to apply qualitative reserve factors to provide for additional allowance for loan losses due to the economic uncertainty in Texas related to the recent decline in the price of oil. To date, the Company has not recognized a loss from loans in the Energy portfolio, which we believe is a reflection of prudent risk mitigation techniques.  These techniques include sound underwriting (reasonable advance rates based on number and diversification of wells), sound policy (requiring hedges on production sales), and conservative collateral valuations (frequent borrowing base determinations at prices below NYMEX posted rates).  All borrowing base valuations are performed by experienced and nationally recognized third party firms intimately familiar with the properties and their production history. At

March 31, 2015, less than 1% of the Company's loan portfolio (excluding Warehouse Purchase Program loans) consisted of criticized energy loans, and all energy loans were performing.

Non-interest Income. Non-interest income increased by $3.4 million, or 69.0%, to $8.4 million for the three months ended March 31, 2015 from $5.0 million for the three months ended March 31, 2014.

	Three Months Ended March 31,		Dollar Change	Percent Change
	2015	2014
	(Dollars in thousands)
Non-interest income
Service charges and other fees	$5,887	$4,508	$1,379	30.6%
Net gain on sale of mortgage loans	2,072	—	2,072	N/M [1]
Bank-owned life insurance income	419	153	266	173.9
Gain on sale of available for sale securities	211	—	211	N/M [1]
Gain on sale and disposition of assets	28	1	27	N/M [1]
Other	(231)	300	(531)	N/M [1]
	$8,386	$4,962	$3,424	69.0%
1 N/M - not meaningful

The Company recognized $2.1 million in net gains on the sale of mortgage loans, which includes the gain recognized on $54.5 million of one-to four-family mortgage loans that were sold or committed for sale during the first quarter of 2015, fair value changes on mortgage derivatives and mortgage fees collected. Prior to the January 1, 2015 merger with LegacyTexas, the Company did not originate or sell mortgage loans to outside investors; therefore, a comparable gain was not recorded in the first quarter of 2014. A $1.4 million, or 30.6%, increase in service charges and fees compared to the first quarter of 2014 was driven by a $413,000 increase in non-sufficient funds fees and debit card income, a $298,000 increase in commercial loan pre-payment fees, a $170,000 increase in Warehouse Purchase Program fees and a $256,000 increase in service charges related to accounts acquired from LegacyTexas. These increases were partially offset by a $531,000 decrease in other non-interest income from the three months ended March 31, 2014, which was primarily caused by a $674,000 net decrease in the value of investments in community development-oriented private equity funds used for Community Reinvestment Act purposes recorded in the first quarter of 2015.

Non-interest Expense. Non-interest expense increased by $14.6 million, or 65.9%, to $36.8 million for the three months ended March 31, 2015 from $22.2 million for the three months ended March 31, 2014.

	Three Months Ended March 31,		Dollar Change	Percent Change
	2015	2014
	(Dollars in thousands)
Non-interest expense
Salaries and employee benefits	$21,938	$14,132	$7,806	55.2%
Merger and acquisition costs	1,545	169	1,376	814.2%
Advertising	915	355	560	157.7
Occupancy and equipment	3,991	1,892	2,099	110.9
Outside professional services	747	525	222	42.3
Regulatory assessments	822	628	194	30.9
Data processing	2,787	1,662	1,125	67.7
Office operations	2,342	1,680	662	39.4
Other	1,669	1,112	557	50.1
	$36,756	$22,155	$14,601	65.9%

The increase in non-interest expense from the first quarter of 2014 was driven by a $7.8 million, or 55.2%, increase in salaries and employee benefits expense, primarily due to the addition of 277 full-time equivalent employees, and a $1.4 million increase in merger and acquisition costs, both related to the merger with LegacyTexas. Additionally, shortly following the completion of the LegacyTexas merger, certain senior managers from LegacyTexas who joined the Company received immediately-vested stock awards, which resulted in $600,000 of share-based compensation expense recognized during the first quarter of 2015. Compared to the first quarter of 2014, occupancy and equipment expense increased by $2.1 million, or 110.9%, and office operations expense increased by $662,000, or 39.4%, primarily due to the addition of LegacyTexas' 11 owned buildings and 14 leased spaces. Data processing expense increased by $1.1 million, or 67.7%, from the three months ended March 31, 2014, as the Company added LegacyTexas into their information technology infrastructure and upgraded various systems to enhance customer service and increase efficiency.
Income Tax Expense. For the three months ended March 31, 2015 we recognized income tax expense of $8.6 million on our pre-tax income, which was an effective tax rate of 34.6%, compared to income tax expense of $4.3 million for the three months ended March 31, 2014 which was an effective tax rate of 36.1%. The decrease in the effective tax rate was primarily due to the decrease in the average market price of the Company’s common stock, which resulted in a reduction in nondeductible compensation expense related to unallocated ESOP shares committed to be released for allocation, as well as a decrease in nondeductible transaction costs related to the merger with LegacyTexas.

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

	Three Months Ended March 31,
	2015			2014
	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$2,031,363	$27,230	5.36%	$1,130,304	$15,214	5.38%
Warehouse Purchase Program	687,496	5,775	3.36	446,935	4,062	3.64
Commercial and industrial	1,134,851	13,909	4.90	467,855	4,931	4.22
Consumer real estate	813,474	9,762	4.80	440,662	5,490	4.98
Other consumer	90,219	1,181	5.24	46,453	691	5.95
Loans held for sale	19,379	178	3.67	—	—	—
Less: deferred fees and allowance for loan loss	(36,423)	—	—	(20,767)	—	—
Loans receivable [1]	4,740,359	58,035	4.90	2,511,442	30,388	4.84
Agency mortgage-backed securities	323,570	1,741	2.15	275,564	1,519	2.20
Agency collateralized mortgage obligations	131,810	688	2.09	184,245	1,029	2.23
Investment securities	117,625	788	2.68	73,336	581	3.17
FHLB and FRB stock	47,407	208	1.76	29,462	130	1.76
Interest-earning deposit accounts	221,270	158	0.29	96,292	57	0.24
Total interest-earning assets	5,582,041	61,618	4.42	3,170,341	33,704	4.25
Non-interest-earning assets	433,849			184,327
Total assets	$6,015,890			$3,354,668
Interest-bearing liabilities:
Interest-bearing demand	$793,839	573	0.29	$460,745	422	0.37
Savings and money market	1,804,648	1,287	0.29	918,636	648	0.28
Time	785,940	1,267	0.64	493,196	921	0.75
Borrowings	820,969	2,165	1.05	464,723	2,128	1.83
Total interest-bearing liabilities	4,205,396	5,292	0.50	2,337,300	4,119	0.70
Non-interest-bearing demand	987,035			414,919
Non-interest-bearing liabilities	69,667			55,248
Total liabilities	5,262,098			2,807,467
Total shareholders’ equity	753,792			547,201
Total liabilities and shareholders’ equity	$6,015,890			$3,354,668
Net interest income and margin		$56,326	4.04%		$29,585	3.73%
Net interest income and margin (tax-equivalent basis) [2]		$56,578	4.05%		$29,784	3.76%
Net interest rate spread			3.92%			3.55%
Net earning assets	$1,376,645			$833,041
Average interest-earning assets to average interest-bearing liabilities	132.74%			135.64%
[1]	Calculated net of deferred fees, loan discounts, loans in process and allowance for loan losses.
[2]
In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for 2015 and 2014. Tax-exempt investments and loans had an average balance of $100.9 million and $68.1 million for the three months ended March 31, 2015 and 2014, respectively.

Rate/Volume Analysis
The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to outstanding balances and those due to changes in interest rates. The change in interest attributable to rate has been determined by applying the change in rate between periods to average balances outstanding in the earlier period. The change in interest due to volume has been determined by applying the rate from the earlier period to the change in average balances outstanding between periods. Changes attributable to both rate and volume which cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Three Months Ended March 31,
	2015 versus 2014
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$12,079	$(63)	$12,016
Warehouse Purchase Program	2,041	(328)	1,713
Commercial and industrial	8,057	921	8,978
Consumer real estate	4,481	(209)	4,272
Other consumer	582	(92)	490
Loans held for sale	178	—	178
Loans receivable	27,418	229	27,647
Agency mortgage-backed securities	259	(37)	222
Agency collateralized mortgage obligations	(277)	(64)	(341)
Investment securities	308	(101)	207
FHLB and FRB stock	79	(1)	78
Interest-earning deposit accounts	87	14	101
Total interest-earning assets	27,874	40	27,914
Interest-bearing liabilities:
Interest-bearing demand	255	(104)	151
Savings and money market	632	7	639
Time	486	(140)	346
Borrowings	1,186	(1,149)	37
Total interest-bearing liabilities	2,559	(1,386)	1,173
Net interest income	$25,315	$1,426	$26,741

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
In addition to the primary sources of funds, management has several secondary sources available to meet potential funding requirements. At March 31, 2015, the Company had an additional borrowing capacity of $505.4 million with the FHLB. Also, at March 31, 2015, the Company had $215.0 million in federal funds lines of credit available with other financial institutions. The Company may also use the discount window at the Federal Reserve Bank as a source of short-term funding. Federal Reserve Bank borrowing capacity varies based upon securities pledged to the discount window line. At March 31, 2015, securities pledged had a collateral value of $47.5 million.
At March 31, 2015, the Company had classified 52.6% of its securities portfolio as available for sale (including pledged securities), providing an additional source of liquidity. Management believes that because active markets exist and our securities portfolio is of high quality, our available for sale securities are marketable. Participations in loans we originate, including portions of commercial real estate loans, are sold to create another source of liquidity and to manage borrower concentration risk as well as interest rate risk.
Liquidity management is both a daily and long-term function of business management. Short-term excess liquidity is generally placed in short-term investments, such as overnight deposits at the Federal Reserve Bank and correspondent banks. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities.
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
The Company, which is a separate legal entity from the Bank and must provide for its own liquidity, had liquid assets of $14.1 million on an unconsolidated basis at March 31, 2015. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders as well as for any Company stock repurchases. The Company has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. See “How We Are Regulated - Limitations on Dividends and Other Capital Distributions” under Item 1 and Note 18 of the Notes to Consolidated Financial Statements contained in Item 8 of the Company's 2014 Form 10-K.
The Company uses its sources of funds primarily to meet its expenses, pay maturing deposits and fund withdrawals, and to fund loan commitments. Total approved loan commitments (including Warehouse Purchase Program commitments, unused lines of credit and letters of credit) amounted to $1.25 billion and $942.6 million at March 31, 2015, and December 31, 2014, respectively. It is management's policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Company. Certificates of deposit scheduled to mature in one year or less at March 31, 2015 totaled $565.6 million with a weighted average rate of 0.52%.
During the three months ended March 31, 2015, cash and cash equivalents increased by $151.9 million, or 115.1%, to $283.9 million at March 31, 2015 from $132.0 million at December 31, 2014. Operating activities provided cash of $11.5 million and financing activities provided cash of $394.4 million, which was partially offset by cash used in investing activities of $254.0 million. Primary sources of cash for the three months ended March 31, 2015 included proceeds from pay-offs of Warehouse Purchase Program loans totaling $3.46 billion and proceeds from FHLB advances of $1.03 billion. Primary uses of cash for the three months ended March 31, 2015 included originations of Warehouse Purchase Program loans totaling $3.71 billion, repayments on FHLB advances of $716.3 million and net fundings of loans held for investment totaling $160.7 million.
Please see Item 1A (Risk Factors) under Part 1 of the Company's 2014 Form 10-K for information regarding liquidity risk.

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments

The following table presents our longer term, non-deposit related, contractual obligations and commitments to extend credit to our borrowers, in aggregate and by payment due dates (not including any interest amounts). In addition to the commitments below, the Company had overdraft protection available to its depositors in the amount of $105.7 million and credit card guarantees outstanding in the amount of $656,000 at March 31, 2015.

	March 31, 2015
	Less than One Year	One through Three Years	Four through Five Years	After Five Years	Total
	(Dollars in thousands)
Contractual obligations:
Deposits without a stated maturity	$3,575,178	$—	$—	$—	$3,575,178
Certificates of deposit (gross of purchase accounting discount of $461)	565,607	204,774	51,429	1,649	823,459
FHLB advances (gross of restructuring prepayment penalty of $1,002)	1,085,664	72,399	11,705	2,857	1,172,625
Repurchase agreements	64,772	—	25,000	—	89,772
Subordinated debt (gross of purchase accounting discount of $4,088)	—	—	—	30,928	30,928
Private equity fund for Community Reinvestment Act purposes	3,480	—	—	—	3,480
Operating leases (premises)	6,852	11,746	8,385	22,993	49,976
Total contractual obligations	$5,301,553	$288,919	$96,519	$58,427	5,745,418
Off-balance sheet loan commitments: [1]
Unused commitments to extend credit	$598,619	$179,283	$101,907	$87,167	966,976
Unused capacity on Warehouse Purchase Program loans	267,614	—	—	—	267,614
Standby letters of credit	6,748	6,787	—	—	13,535
Total loan commitments	$872,981	$186,070	$101,907	$87,167	1,248,125
Total contractual obligations and loan commitments					$6,993,543
[1] Loans having no stated maturity are reported in the “Less than One Year” category.

Capital Resources

At December 31, 2014, the Bank and the Company were subject to minimum capital requirements imposed by the OCC and the FRB. Effective on January 1, 2015, upon completion of the merger with LegacyTexas, the Bank was merged into LegacyTexas Bank, with regulatory oversight by the TDOB and the FRB. Consistent with our goal to operate a sound and profitable organization, our policy is for the Company and its subsidiary bank to maintain “well-capitalized” status under the FRB regulations. Based on capital levels at March 31, 2015, and December 31, 2014 the Bank and the Company were considered to be well-capitalized.

At March 31, 2015, the Bank's equity totaled $753.3 million. The Company's consolidated equity totaled $761.1 million, or 11.7% of total assets, at March 31, 2015.

	Actual		Required for Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2015	(Dollars in thousands)
Total risk-based capital
the Company	$634,388	11.43%	$443,825	8.00%	$554,781	10.00%
the Bank	599,786	10.81	443,727	8.00	554,659	10.00
Tier 1 common risk-based capital
the Company	579,271	10.44	221,912	4.00	332,869	6.00
the Bank	571,510	10.30	221,864	4.00	332,795	6.00
Tier 1 leverage
the Company	606,112	10.40	233,096	4.00	291,370	5.00
the Bank	571,510	9.80	233,164	4.00	291,455	5.00

December 31, 2014
Total risk-based capital
the Company	$562,448	15.87%	$283,618	8.00%	$354,522	10.00%
the Bank	495,171	13.98	283,314	8.00	354,142	10.00
Tier 1 risk-based capital
the Company	536,899	15.14	141,809	4.00	212,713	6.00
the Bank	469,622	13.26	141,657	4.00	212,485	6.00
Tier 1 leverage
the Company	536,899	13.86	154,900	4.00	193,625	5.00
the Bank	469,622	12.13	154,910	4.00	193,638	5.00

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
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
The Committee meets on a quarterly basis to, among other things, protect capital through earnings stability over the interest rate cycle; maintain our well-capitalized status; and provide a reasonable return on investment. The Committee recommends appropriate strategy changes based on this review. The Committee is responsible for reviewing and reporting the effects of policy implementation and strategies to the Board of Directors at least quarterly. Senior managers oversee the process on a daily basis.
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
As part of its efforts to monitor and manage interest rate risk, the Bank uses the economic value of equity (“EVE”) methodology adopted by the FFEIC as part of its capital regulations. In essence, the EVE approach calculates the difference between the present value of expected cash flows from assets and liabilities. In addition to monitoring selected measures of EVE, management also calculates and monitors potential effects on net interest income resulting from increases or decreases in market interest rates. This approach uses the earnings at risk (“EAR”) methodology adopted by the Joint Agency Policy Statement on Interest Rate Risk as part of its capital regulations. EAR calculates estimated net interest income using a flat balance sheet approach over a twelve month time horizon. The EAR process is used in conjunction with EVE measures to identify interest rate risk on both a global and account level basis. Management and the Board of Directors review EVE and EAR measurements at least quarterly to review historical trends, projected measurements, and to determine whether the Bank's interest rate exposure is within the limits established by the Board of Directors.

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
As illustrated in the tables below, the Bank was within policy limits for all scenarios tested. The tables presented below, as of March 31, 2015, and December 31, 2014, are internal analyses of our interest rate risk as measured by changes in EVE and EAR for instantaneous, parallel, and sustained shifts for all market rates and yield curves, in 100 basis point increments, up 400 basis points and down 100 basis points.
As illustrated in the tables below, our EVE would be negatively impacted by a parallel, instantaneous, and sustained increase in market rates. Such an increase in rates would negatively impact EVE as a result of the duration of assets, including loans and investments, being longer than the duration of liabilities, primarily deposit accounts and FHLB borrowings. As illustrated in the table below at March 31, 2015 our EAR would be positively impacted by a parallel, instantaneous, and sustained increase in market rates of 200, 300, or 400 basis points. As market interest rates rise and variable loan rates move above their floors, the interest rate repricing of variable rate and maturing loans and securities increases net interest income.

March 31, 2015
Change in Interest Rates in Basis Points	Economic Value of Equity				Earnings at Risk (12 months)
	Estimated EVE	Estimated Increase / (Decrease) in EVE		EVE Ratio %	Estimated Net Interest Income	Increase / (Decrease) in Estimated Net Interest Income
	$ Amount	$ Change	% Change		$ Amount	$ Change	% Change
	(Dollars in thousands)
400	842,863	(17,953)	(2.09)	14.07	249,605	16,248	6.96
300	854,241	(6,575)	(0.76)	14.02	243,440	10,083	4.32
200	857,941	(2,875)	(0.33)	13.86	237,303	3,946	1.69
100	861,255	439	0.05	13.69	231,322	(2,035)	(0.87)
—	860,816	—	—	13.45	233,357	—	—
(100)	836,874	(23,942)	(2.78)	12.85	228,401	(4,956)	(2.12)

December 31, 2014
Change in Interest Rates in Basis Points	Economic Value of Equity				Earnings at Risk (12 months)
	Estimated EVE	Estimated Increase / (Decrease) in EVE		EVE Ratio %	Estimated Net Interest Income	Increase / (Decrease) in Estimated Net Interest Income
	$ Amount	$ Change	% Change		$ Amount	$ Change	% Change
	(Dollars in thousands)
400	605,514	(60,025)	(9.02)	15.59	162,556	15,223	10.33
300	630,460	(35,079)	(5.27)	15.90	157,116	9,783	6.64
200	643,841	(21,698)	(3.26)	15.94	151,746	4,413	3.00
100	656,792	(8,747)	(1.31)	15.95	146,275	(1,058)	(0.72)
—	665,539	—	—	15.87	147,333	—	—
(100)	677,979	12,440	1.87	15.83	143,450	(3,883)	(2.64)

The Bank's EVE was $860.8 million, or 13.45%, of the market value of portfolio assets as of March 31, 2015, a $195.3 million increase from $665.5 million, or 15.87%, of the market value of portfolio assets as of December 31, 2014. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $2.9 million decrease in our EVE at March 31, 2015 compared to a $21.7 million decrease at December 31, 2014, and would result in a 41 basis point increase in our EVE ratio to 13.86% at March 31, 2015 compared to a seven basis point increase to 15.94% at December 31, 2014. An immediate 100 basis point decrease in market interest rates would result in a $23.9 million decrease in our EVE at March 31, 2015 compared to a $12.4 million increase at December 31, 2014, and would result in a 60 basis point decrease in our EVE ratio to 12.85% at March 31, 2015, as compared to a four basis point decrease in our EVE ratio to 15.83% at December 31, 2014.
The Bank's projected EAR for the twelve months ending March 31, 2016 is $233.4 million, compared to $147.3 million for the twelve months ending December 31, 2015. Based on the assumptions utilized, an immediate 200 basis point increase in market rates would result in a $3.9 million, or 1.69%, increase in net interest income for the twelve months ending March 31, 2016 compared to a $4.4 million, or 3.00%, increase for the twelve months ending December 31, 2015. An immediate 100 basis point decrease in market rates would result in a $5.0 million decrease in net interest income for the twelve months ending March 31, 2016 compared to a $3.9 million decrease for the twelve months ending December 31, 2015.
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

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2015. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company's internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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

There have been no material changes to the risk factors previously disclosed in the Company's 2014 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On January 27, 2015, the Company announced the resumption of its existing stock repurchase program. The open-ended stock repurchase program, which commenced in August 2012, allows for the repurchase of up to 1,978,871 shares in the open market and in negotiated transactions, depending on market conditions. Stock repurchases under this program were suspended in November 2013 as a result of the Company's announced acquisition of LegacyTexas Group, Inc., which automatically triggered termination of the Company's then-existing 10b5-1 trading plan with Sandler O'Neill & Partners, LP. At the time the stock repurchase program was suspended, 83,800 shares had been repurchased, leaving 1,895,071 shares available for future repurchases under the program.
Upon completion of the acquisition of LegacyTexas Group, Inc. on January 1, 2015, the Company entered into a new trading plan with Sandler O’Neill & Partners, LP in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to facilitate repurchases of its common stock pursuant to the above mentioned stock repurchase program. During the first quarter of 2015, 357,950 shares were repurchased and retired at an average price of $22.32.
The table below sets forth information regarding the Company's common stock repurchases during the quarter pursuant to its existing stock repurchase plan.

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2015 to January 31, 2015	—	$—	—	1,895,071
February 1, 2015 to February 28, 2015	321,700	22.25	321,700	1,573,371
March 1, 2015 to March 31, 2015	36,250	22.98	36,250	1,537,121
Total	357,950	$22.32	357,950

Item 3.	Defaults upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits

Exhibit
Number	Description

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

101*
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Condensed Notes to Unaudited Consolidated Interim Financial Statements.

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
LegacyTexas Financial Group, Inc.
(Registrant)

Date:	April 29, 2015	By:	/s/ Kevin J. Hanigan
Kevin J. Hanigan,
President and Chief Executive Officer
(Duly Authorized Officer)

Date:	April 29, 2015	By:	/s/ J. Mays Davenport
J. Mays Davenport
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibits:

31.1	Certification of the Chief Executive Officer
31.2	Certification of the Chief Financial Officer
32.0	Section 1350 Certifications
101*
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Condensed Notes to Unaudited Consolidated Interim Financial Statements.*

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.