Form 10-Q
period 2015-06-30
LegacyTexas Financial Group, Inc.
filed 2015-07-29
CIK 1487052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class: Common Stock	Shares Outstanding as of July 27, 2015:
47,619,493

LEGACYTEXAS FINANCIAL GROUP, INC.
FORM 10-Q
June 30, 2015

PART 1 - FINANCIAL INFORMATION        Item 1. Financial Statements
LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30,	December 31,
	2015	2014
ASSETS	(unaudited)
Cash and due from financial institutions	$48,911	$28,416
Short-term interest-bearing deposits in other financial institutions	143,106	103,605
Total cash and cash equivalents	192,017	132,021
Securities available for sale, at fair value	314,040	199,699
Securities held to maturity (fair value: June 30, 2015 — $262,220, December 31, 2014— $251,112)	254,526	241,920
Loans held for sale, at fair value	19,903	—
Loans held for investment:
Loans held for investment (net of allowance for loan losses of $30,867 at June 30, 2015 and $25,549 at December 31, 2014)	4,360,522	2,605,204
Loans held for investment - Warehouse Purchase Program	1,084,997	786,416
Total loans held for investment	5,445,519	3,391,620
FHLB and Federal Reserve Bank stock, at cost	69,224	44,084
Bank-owned life insurance	54,614	36,193
Premises and equipment, net	80,095	48,743
Goodwill	180,632	29,650
Other assets	59,054	40,184
Total assets	$6,669,624	$4,164,114
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand	$1,084,146	$494,376
Interest-bearing demand	734,430	472,703
Savings and money market	1,834,075	1,176,749
Time	875,132	513,981
Total deposits	4,527,783	2,657,809
FHLB advances	1,217,305	862,907
Repurchase agreements	66,172	25,000
Subordinated debt	11,474	—
Other liabilities	69,966	50,175
Total liabilities	5,892,700	3,595,891
Commitments and contingent liabilities
Shareholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized; 0 shares issued — June 30, 2015 and December 31, 2014	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; 47,619,493 shares issued — June 30, 2015 and 40,014,851 shares issued — December 31, 2014	476	400
Additional paid-in capital	571,083	386,549
Retained earnings	219,493	195,327
Accumulated other comprehensive income, net	122	930
Unearned Employee Stock Ownership Plan (ESOP) shares; 1,457,554 shares at June 30, 2015 and 1,549,651 shares at December 31, 2014	(14,250)	(14,983)
Total shareholders’ equity	776,924	568,223
Total liabilities and shareholders’ equity	$6,669,624	$4,164,114

See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest and dividend income
Loans, including fees	$61,551	$33,888	$119,586	$64,276
Taxable securities	2,252	2,453	4,751	5,018
Nontaxable securities	724	561	1,442	1,125
Interest-bearing deposits in other financial institutions	139	71	297	128
FHLB and Federal Reserve Bank stock and other	301	136	509	266
	64,967	37,109	126,585	70,813
Interest expense
Deposits	3,049	2,035	6,176	4,026
FHLB advances	1,774	1,948	3,480	3,875
Repurchase agreements and other borrowings	323	204	782	405
	5,146	4,187	10,438	8,306
Net interest income	59,821	32,922	116,147	62,507
Provision for loan losses	3,750	1,197	6,750	1,573
Net interest income after provision for loan losses	56,071	31,725	109,397	60,934
Non-interest income
Service charges and other fees	7,941	5,113	14,700	9,621
Net gain on sale of mortgage loans	2,121	—	4,193	—
Bank-owned life insurance income	424	145	843	298
Gain on sale of available-for-sale securities (reclassified from accumulated other comprehensive income for unrealized gains on available-for-sale securities)	—	—	211	—
Gain on sale and disposition of assets	429	727	457	728
Other	1,049	(556)	967	(256)
	11,964	5,429	21,371	10,391
Non-interest expense
Salaries and employee benefits	22,549	14,127	45,520	28,259
Merger and acquisition costs	8	652	1,553	821
Advertising	1,048	493	1,988	848
Occupancy and equipment	3,838	1,819	7,646	3,711
Outside professional services	625	486	1,375	1,011
Regulatory assessments	1,146	687	1,968	1,315
Data processing	2,537	1,708	5,332	3,370
Office operations	2,652	1,717	5,045	3,397
Other	2,505	1,661	4,258	2,773
	36,908	23,350	74,685	45,505
Income before income tax expense	31,127	13,804	56,083	25,820
Income tax expense (items reclassified from accumulated other comprehensive income include an income tax expense of $74 for the six months ended June 30, 2015)	10,876	4,986	19,508	9,320
Net income	$20,251	$8,818	$36,575	$16,500
Earnings per share:
Basic	$0.44	$0.23	$0.79	$0.43
Diluted	$0.44	$0.23	$0.79	$0.43
Dividends declared per share	$0.13	$0.12	$0.26	$0.24

See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$20,251	$8,818	$36,575	$16,500
Change in unrealized gains (losses) on securities available for sale	(1,925)	1,065	(1,034)	1,775
Reclassification of amount realized through sale of securities	—	—	(211)	—
Tax effect	675	(373)	437	(622)
Other comprehensive income, net of tax	(1,250)	692	(808)	1,153
Comprehensive income	$19,001	$9,510	$35,767	$17,653
See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)
(Dollars in thousands, except per share data)

For the six months ended June 30, 2014	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at January 1, 2014	$399	$377,657	$183,236	$(383)	$(16,449)	$544,460
Net income	—	—	16,500	—	—	16,500
Other comprehensive income, net of tax	—	—	—	1,153	—	1,153
Dividends declared ($0.24 per share)	—	—	(9,586)	—	—	(9,586)
ESOP shares earned (92,097 shares)	—	1,664	—	—	733	2,397
Share-based compensation expense	—	1,835	—	—	—	1,835
Net issuance of common stock under employee stock plans (56,904 shares)	1	652	—	—	—	653
Balance at June 30, 2014	$400	$381,808	$190,150	$770	$(15,716)	$557,412

For the six months ended June 30, 2015
Balance at January 1, 2015	$400	$386,549	$195,327	$930	$(14,983)	$568,223
Net income	—	—	36,575	—	—	36,575
Other comprehensive income (loss), net of tax	—	—	—	(808)	—	(808)
Dividends declared ($0.26 per share)	—	—	(12,409)	—	—	(12,409)
ESOP shares earned (92,097 shares)	—	1,505	—	—	733	2,238
Share-based compensation expense	—	3,219	—	—	—	3,219
Net issuance of common stock under employee stock plans (112,522 shares)	1	650	—	—	—	651
Share repurchase (357,950 shares)	(4)	(7,985)	—	—	—	(7,989)
Acquisition of LegacyTexas Group, Inc. (7,850,070 shares)	79	187,145	—	—	—	187,224
Balance at June 30, 2015	$476	$571,083	$219,493	$122	$(14,250)	$776,924

See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net income	$36,575	$16,500
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,750	1,573
Depreciation and amortization	3,636	2,211
Deferred tax expense	4,174	1,043
Premium amortization and accretion of securities, net	2,006	1,803
Accretion related to acquired loans	(6,548)	(869)
Gain on sale of available for sale securities	(211)	—
ESOP compensation expense	2,238	2,397
Share-based compensation expense	3,219	1,835
Net gain on loans held for sale	(4,193)	—
Loans originated or purchased for sale	(114,637)	—
Proceeds from sale of loans held for sale	116,566	—
FHLB stock dividends	(65)	(42)
Bank-owned life insurance income	(843)	(298)
(Gain) loss on sale and disposition of assets	(176)	49
Net change in deferred loan fees	470	432
Net change in accrued interest receivable	(1,922)	(716)
Net change in other assets	5,913	3,295
Net change in other liabilities	2,094	5,580
Net cash provided by operating activities	55,046	34,793
Cash flows from investing activities
Available-for-sale securities:
Maturities, prepayments and calls	31,352	305,686
Purchases	(44,730)	(281,000)
Proceeds from sale of AFS securities	16,581	—
Held-to-maturity securities:
Maturities, prepayments and calls	26,710	32,003
Purchases	(6,335)	(5,919)
Originations of Warehouse Purchase Program loans	(7,987,452)	(5,377,239)
Proceeds from pay-offs of Warehouse Purchase Program loans	7,688,871	5,281,143
Net change in loans held for investment, excluding Warehouse Purchase Program loans	(356,801)	(299,638)
Purchase of FHLB and Federal Reserve Bank stock	(21,386)	(9,607)
Cash received in excess of cash paid for acquisition of LegacyTexas Group, Inc.	128,598	—
Purchases of premises and equipment	(3,476)	(744)
Proceeds from sale of assets	8,225	532
Net cash (used in) investing activities	(519,843)	(354,783)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from financing activities
Net change in deposits	240,192	171,087
Proceeds from FHLB advances	1,075,000	691,000
Repayments on FHLB advances	(720,602)	(455,230)
Share repurchase	(7,989)	—
Repayments of borrowings	(50,050)	—
Payment of dividends	(12,409)	(9,586)
Proceeds from stock option exercises	651	653
Net cash provided by financing activities	524,793	397,924
Net change in cash and cash equivalents	59,996	77,934
Beginning cash and cash equivalents	132,021	87,974
Ending cash and cash equivalents	$192,017	$165,908
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$589	$409
Common stock issued in consideration of LegacyTexas Group, Inc. acquisition	187,224	—
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
Upon completion of the acquisition of LegacyTexas Group, Inc. on January 1, 2015, the Company entered into a new trading plan with Sandler O’Neill & Partners, LP in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to facilitate repurchases of its common stock pursuant to the above mentioned stock repurchase program. No shares were repurchased in the second quarter of 2015. During the first quarter of 2015, 357,950 shares were repurchased and retired at an average price of $22.32.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 3 - EARNINGS PER COMMON SHARE
Basic earnings per common share is computed by dividing net income (which has been adjusted for distributed and undistributed earnings to participating securities) by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unvested restricted stock awards. Unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in ASC 260-10-45-60B. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock awards and options) were exercised or converted to common stock, or resulted in the issuance of common stock that then shared in the Company’s earnings. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unexercised stock options and unvested restricted stock awards. The dilutive effect of the unexercised stock options and unvested restricted stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. A reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic earnings per share:
Numerator:
Net income	$20,251	$8,818	$36,575	$16,500
Distributed and undistributed earnings to participating securities	(160)	(97)	(299)	(187)
Income available to common shareholders	$20,091	$8,721	$36,276	$16,313
Denominator:
Weighted average common shares outstanding	47,611,263	39,966,568	47,680,597	39,954,509
Less: Average unallocated ESOP shares	(1,487,747)	(1,671,941)	(1,510,641)	(1,694,835)
Average unvested restricted stock awards	(363,284)	(420,956)	(377,612)	(434,729)
Average shares for basic earnings per share	45,760,232	37,873,671	45,792,344	37,824,945
Basic earnings per common share	$0.44	$0.23	$0.79	$0.43
Diluted earnings per share:
Numerator:
Income available to common shareholders	$20,091	$8,721	$36,276	$16,313
Denominator:
Average shares for basic earnings per share	45,760,232	37,873,671	45,792,344	37,824,945
Dilutive effect of share-based compensation plan	271,035	247,703	214,267	247,786
Average shares for diluted earnings per share	46,031,267	38,121,374	46,006,611	38,072,731
Diluted earnings per common share	$0.44	$0.23	$0.79	$0.43
Share awards excluded in the computation of diluted earnings per share because the exercise price was greater than the common stock average market price and were therefore antidilutive	841,623	86,910	1,053,800	134,790

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 4 - SECURITIES
The amortized cost, related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss), and the fair value of securities available for sale were as follows:

June 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency residential mortgage-backed securities [1]	$221,689	$1,311	$1,173	$221,827
Agency residential collateralized mortgage obligations [2]	40,734	209	103	40,840
US government and agency securities	15,223	161	—	15,384
Municipal bonds	36,207	70	288	35,989
Total securities	$313,853	$1,751	$1,564	$314,040
December 31, 2014
Agency residential mortgage-backed securities [1]	$144,368	$1,760	$610	$145,518
Agency residential collateralized mortgage obligations [2]	50,424	211	81	50,554
US government and agency securities	3,475	152	—	3,627
Total securities	$198,267	$2,123	$691	$199,699
1 Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
2 Collateralized mortgage obligations issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
The carrying amount, unrealized gains and losses, and fair value of securities held to maturity were as follows:

June 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency residential mortgage-backed securities [1]	$90,159	$2,441	$108	$92,492
Agency commercial mortgage-backed securities [2]	25,076	1,096	35	26,137
Agency residential collateralized mortgage obligations [3]	71,307	1,752	61	72,998
Municipal bonds	67,984	3,139	530	70,593
Total securities	$254,526	$8,428	$734	$262,220

December 31, 2014
Agency residential mortgage-backed securities [1]	$63,161	$3,124	$13	$66,272
Agency commercial mortgage-backed securities [2]	25,301	1,144	49	26,396
Agency residential collateralized mortgage obligations [3]	86,470	1,766	80	88,156
Municipal bonds	66,988	3,535	235	70,288
Total securities	$241,920	$9,569	$377	$251,112
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

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The carrying amount and fair value of held to maturity debt securities and the fair value of available for sale debt securities at June 30, 2015 by contractual maturity are set forth in the table below. Securities with contractual payments not due at a single maturity date, including mortgage-backed securities and collateralized mortgage obligations, are shown separately.

	Held to maturity		Available for sale
	Carrying Amount	Fair Value	Fair Value
Due in one year or less	$1,508	$1,536	$1,789
Due after one to five years	7,434	7,814	25,470
Due after five to ten years	41,454	44,061	17,764
Due after ten years	17,588	17,182	6,350
Agency residential mortgage-backed securities [1]	90,159	92,492	221,827
Agency commercial mortgage-backed securities [2]	25,076	26,137	—
Agency residential collateralized mortgage obligations [3]	71,307	72,998	40,840
Total	$254,526	$262,220	$314,040
1 Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
2 Commercial mortgage-backed securities issued and /or guaranteed by U.S. government agencies or government-sponsored enterprises.
3 Collateralized mortgage obligations issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
Information regarding securities and letters of credit pledged is summarized below:

	June 30, 2015	December 31, 2014
Public fund certificates of deposit	$200,398	$132,320
Public fund demand deposit accounts	110,252	11,355
Commercial demand deposit accounts	317	2,956
Repurchase agreements	66,172	25,000
Federal Reserve Bank primary credit - collateral value	43,307	51,271
Carrying value of securities pledged on above funds	260,185	250,525
FHLB Letters of Credit pledged on the above funds	231,280	—
Sales activity of securities for the three and six months ended June 30, 2015 and 2014 was as follows. All securities sold were classified as available for sale.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Proceeds	$—	$—	$16,581	$—
Gross gains	—	—	211	—

Gains and losses on the sale of securities classified as available for sale are recorded on the trade date using the specific-identification method.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Securities with unrealized losses at June 30, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

AFS	Less than 12 Months		12 Months or More		Total
June 30, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency residential mortgage-backed securities [1]	$130,416	$973	$11,503	$200	$141,919	$1,173
Agency residential collateralized mortgage obligations [2]	10,203	41	4,873	62	15,076	103
Municipal bonds	19,588	288	—	—	19,588	288
Total temporarily impaired	$160,207	$1,302	$16,376	$262	$176,583	$1,564
December 31, 2014
Agency residential mortgage-backed securities [1]	$6,534	$14	$50,729	$596	$57,263	$610
Agency residential collateralized mortgage obligations [2]	9,499	38	4,769	43	14,268	81
Total temporarily impaired	$16,033	$52	$55,498	$639	$71,531	$691
1 Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
2 Collateralized mortgage obligations issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

HTM	Less than 12 Months		12 Months or More		Total
June 30, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency residential mortgage-backed securities [1]	$16,364	$108	$—	$—	$16,364	$108
Agency commercial mortgage-backed securities [2]	3,871	35	—	—	3,871	35
Agency residential collateralized mortgage obligations [3]	2,195	19	3,465	42	5,660	61
Municipal bonds	12,450	253	6,332	277	18,782	530
Total temporarily impaired	$34,880	$415	$9,797	$319	$44,677	$734
December 31, 2014
Agency residential mortgage-backed securities [1]	$—	$—	$3,430	$13	$3,430	$13
Agency commercial mortgage-backed securities [2]	—	—	3,895	49	3,895	49
Agency residential collateralized mortgage obligations [3]	8,984	33	4,697	47	13,681	80
Municipal bonds	—	—	11,415	235	11,415	235
Total temporarily impaired	$8,984	$33	$23,437	$344	$32,421	$377
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
As of June 30, 2015, 132 securities had unrealized losses, 20 of which had been in an unrealized loss position for over 12 months at June 30, 2015. The Company does not believe these unrealized losses are other-than-temporary and, at June 30, 2015, had the intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. All principal and interest payments are being received on time and in full.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 5 - LOANS
Loans consist of the following:

	June 30, 2015	December 31, 2014

Loans held for sale	$19,903	$—

Loans held for investment:
Commercial real estate	$1,930,256	$1,265,868
Commercial and industrial	1,308,168	781,824
Construction and land	230,582	21,298
Consumer real estate	845,982	524,199
Other consumer	79,798	40,491
Gross loans held for investment, excluding Warehouse Purchase Program	4,394,786	2,633,680
Net of:
Deferred fees and discounts, net	(3,397)	(2,927)
Allowance for loan losses	(30,867)	(25,549)
Net loans held for investment, excluding Warehouse Purchase Program	4,360,522	2,605,204
Warehouse Purchase Program	1,084,997	786,416
Total loans held for investment	$5,445,519	$3,391,620

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Activity in the allowance for loan losses for the three and six months ended June 30, 2015 and 2014, segregated by portfolio segment and evaluation for impairment, is set forth below. All Warehouse Purchase Program loans are collectively evaluated for impairment and are purchased under several contractual requirements, providing safeguards to the Company. These safeguards include the requirement that our mortgage company customers have a takeout commitment for each loan and multiple investors for purchases. To date, the Company has not experienced a loss on these loans and no allowance for loan losses has been allocated to them. At June 30, 2015 and 2014, the allowance for loan impairment related to purchased credit impaired ("PCI") loans totaled $127 and $272, respectively.

For the three months ended June 30, 2015	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance - April 1, 2015	$12,610	$10,741	$463	$3,983	$479	$28,276
Charge-offs	(78)	(977)	—	(27)	(275)	(1,357)
Recoveries	—	42	—	14	142	198
Provision expense (benefit)	(1,247)	3,415	1,068	150	364	3,750
Ending balance - June 30, 2015	$11,285	$13,221	$1,531	$4,120	$710	$30,867

For the six months ended June 30, 2015	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance - January 1, 2015	$11,830	$9,068	$174	$4,069	$408	$25,549
Charge-offs	(82)	(1,041)	—	(215)	(523)	(1,861)
Recoveries	21	101	—	60	247	429
Provision expense (benefit)	(484)	5,093	1,357	206	578	6,750
Ending balance - June 30, 2015	$11,285	$13,221	$1,531	$4,120	$710	$30,867
Allowance ending balance:
Individually evaluated for impairment	$897	$1,078	$—	$56	$10	$2,041
Collectively evaluated for impairment	10,388	12,143	1,531	4,064	700	28,826
Loans:
Individually evaluated for impairment	4,282	12,648	141	5,041	191	22,303
Collectively evaluated for impairment	1,914,846	1,293,671	230,000	840,099	79,258	4,357,874
PCI loans	11,128	1,849	441	842	349	14,609
Ending balance	$1,930,256	$1,308,168	$230,582	$845,982	$79,798	$4,394,786

For the three months ended June 30, 2014	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance - April 1, 2014	$10,668	$4,802	$243	$3,327	$362	$19,402
Charge-offs	—	(92)	—	(74)	(128)	(294)
Recoveries	—	39	—	20	76	135
Provision expense	518	536	9	66	68	1,197
Ending balance - June 30, 2014	$11,186	$5,285	$252	$3,339	$378	$20,440

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

For the six months ended June 30, 2014	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance - January 1, 2014	$10,944	$4,536	$212	$3,280	$386	$19,358
Charge-offs	—	(302)	—	(156)	(307)	(765)
Recoveries	—	57	—	25	192	274
Provision expense	242	994	40	190	107	1,573
Ending balance - June 30, 2014	$11,186	$5,285	$252	$3,339	$378	$20,440
Allowance ending balance:
Individually evaluated for impairment	$964	$1,535	$—	$189	$1	$2,689
Collectively evaluated for impairment	10,222	3,750	252	3,150	377	17,751
Loans:
Individually evaluated for impairment	8,052	6,407	52	5,152	453	20,116
Collectively evaluated for impairment	1,149,741	604,396	31,889	495,083	42,597	2,323,706
PCI loans	4,242	184	—	1,093	168	5,687
Ending balance	$1,162,035	$610,987	$31,941	$501,328	$43,218	$2,349,509
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
The allowance for loan losses is maintained to cover losses that are estimated in accordance with US GAAP. It is our estimate of credit losses inherent in our loan portfolio at each balance sheet date. Our methodology for analyzing the allowance for loan losses consists of general and specific components. For the general component, we stratify the loan portfolio into homogeneous groups of loans that possess similar loss potential characteristics and apply a loss ratio to these groups of loans to estimate the credit losses in the loan portfolio. We use both historical loss ratios and qualitative loss factors assigned to major loan collateral types to establish general component loss allocations. Qualitative loss factors are based on management's judgment of company, market, industry or business specific data and external economic indicators, which may not yet be reflected in the historical loss ratios, and that could impact the Company's specific loan portfolios. The Allowance for Loan Loss Committee sets and adjusts qualitative loss factors by regularly reviewing changes in underlying loan composition and the seasonality of specific portfolios. The Allowance for Loan Loss Committee also considers credit quality and trends relating to delinquency, non-performing and classified loans within the Company's loan portfolio when evaluating qualitative loss factors. Additionally, the Allowance for Loan Loss Committee adjusts qualitative factors to account for the potential impact of external economic factors, including the unemployment rate, vacancy and capitalization rates and other pertinent economic data specific to our primary market area and lending portfolios.
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
Impaired loans at June 30, 2015 and December 31, 2014, were as follows 1:

June 30, 2015	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial real estate	$4,900	$918	$3,364	$4,282	$824
Commercial and industrial	15,115	9,493	3,155	12,648	1,068
Construction and land	201	141	—	141	—
Consumer real estate	5,523	4,875	166	5,041	22
Other consumer	272	191	—	191	—
Total	$26,011	$15,618	$6,685	$22,303	$1,914
December 31, 2014
Commercial real estate	$8,372	$4,162	$3,243	$7,405	$784
Commercial and industrial	7,043	2,008	3,921	5,929	1,768
Construction and land	109	103	—	103	—
Consumer real estate	6,037	4,735	872	5,607	161
Other consumer	336	282	2	284	2
Total	$21,897	$11,290	$8,038	$19,328	$2,715
1 No Warehouse Purchase Program loans were impaired at June 30, 2015 or December 31, 2014. Loans reported do not include PCI loans.

Income on impaired loans at June 30, 2015 and 2014, was as follows1:

June 30, 2015	Current Quarter Average Recorded Investment	Year-to-Date Average Recorded Investment	Current Quarter Interest Income Recognized	Year-to-Date Interest Income Recognized
Commercial real estate	$5,886	$6,537	$9	$19
Commercial and industrial	9,881	8,187	2	5
Construction and land	141	125	—	—
Consumer real estate	5,103	5,319	3	5
Other consumer	216	245	1	2
Total	$21,227	$20,413	$15	$31
June 30, 2014
Commercial real estate	$8,067	$8,021	$3	$3
Commercial and industrial	6,163	5,973	3	6
Construction and land	13	9	—	—
Consumer real estate	4,759	4,675	11	23
Other consumer	482	510	1	2
Total	$19,484	$19,188	$18	$34
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
Loans past due over 90 days that were still accruing interest totaled $49 at June 30, 2015 and $612 at December 31, 2014, which consisted entirely of PCI loans. At June 30, 2015, no PCI loans were considered non-performing loans. No Warehouse Purchase Program loans were non-performing at June 30, 2015 or December 31, 2014. Non-performing (nonaccrual) loans were as follows:

	June 30, 2015	December 31, 2014
Commercial real estate	$3,549	$6,703
Commercial and industrial	12,498	5,778
Construction and land	141	149
Consumer real estate	10,419	10,591
Other consumer	243	286
Total	$26,850	$23,507

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

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The outstanding balances of TDRs are shown below:

	June 30, 2015	December 31, 2014
Nonaccrual TDRs(1)	$8,966	$12,982
Performing TDRs (2)	1,112	1,098
Total	$10,078	$14,080
Specific reserves on TDRs	$979	$992
Outstanding commitments to lend additional funds to borrowers with TDR loans	—	—
1 Nonaccrual TDR loans are included in the nonaccrual loan totals.
2 Performing TDR loans are loans that have been performing under the restructured terms for at least six months and the Company is accruing interest on these loans.
The following tables provide the recorded balances of loans modified as a TDR during the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30, 2015				Six Months Ended June 30, 2015
	Principal Deferrals (1)	Combination of Rate Reduction and Principal Deferral	Other	Total	Principal Deferrals (1)	Combination of Rate Reduction and Principal Deferral	Other	Total
Commercial and industrial	$—	$—	$—	$—	$—	$—	$80	$80
Consumer real estate	87	—	—	87	87	62	—	149
Total	$87	$—	$—	$87	$87	$62	$80	$229

	Three Months Ended June 30, 2014				Six Months Ended June 30, 2014
	Principal Deferrals (1)	Combination of Rate Reduction and Principal Deferral	Other	Total	Principal Deferrals (1)	Combination of Rate Reduction and Principal Deferral	Other	Total
Commercial and industrial	$—	$—	$—	$—	$—	$—	$1,913	$1,913
Consumer real estate	130	—	113	243	130	269	113	512
Other consumer	—	—	—	—	13	6	—	19
Total	$130	$—	$113	$243	$143	$275	$2,026	$2,444
1 Principal deferrals include Chapter 7 bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt. Such loans are placed on non-accrual status.

Loans modified as a TDR during three and six months ending June 30, 2015 or 2014 which experienced a subsequent payment default during the periods are shown below. A payment default is defined as a loan that was 90 days or more past due.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Commercial and industrial	$—	$66	$—	$66
Construction and land	101	—	101	—
Consumer real estate	65	210	65	210
Total	$166	$276	$166	$276

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Loans acquired with evidence of credit quality deterioration at acquisition, for which it was probable that the Company would not be able to collect all contractual amounts due, were accounted for as PCI loans. The carrying amount of PCI loans included in the consolidated balance sheets and the related outstanding balances at June 30, 2015 and December 31, 2014 were as follows. The outstanding balance represents the total amount owed, including accrued but unpaid interest, and any amounts previously charged off.

	June 30, 2015	December 31, 2014
Carrying amount [1]	$14,482	$6,408
Outstanding balance	16,687	7,372
1 The carrying amounts are reported net of allowance for loan losses of $127 and $180 as of June 30, 2015 and December 31, 2014.
Changes in the accretable yield for PCI loans for the three and six months ended June 30, 2015, are as follows:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Beginning balance	$3,736	$2,100
Additions	—	1,907
Reclassifications (to) from nonaccretable	299	406
Disposals	(350)	(354)
Accretion	(375)	(749)
Balance at end of period	$3,310	$3,310

Below is an analysis of the age of recorded investment in loans that were past due at June 30, 2015 and December 31, 2014. No Warehouse Purchase Program loans were delinquent at June 30, 2015 or December 31, 2014 and therefore were not included in the following table.

June 30, 2015	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Loans Past Due	Current Loans [1]	Total Loans
Commercial real estate	$611	$2,380	$174	$3,165	$1,927,091	$1,930,256
Commercial and industrial	1,622	428	6,236	8,286	1,299,882	1,308,168
Construction and land	211	441	141	793	229,789	230,582
Consumer real estate	839	4,417	2,831	8,087	837,895	845,982
Other consumer	420	219	—	639	79,159	79,798
Total	$3,703	$7,885	$9,382	$20,970	$4,373,816	$4,394,786

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Loans Past Due	Current Loans [1]	Total Loans
Commercial real estate	$590	$338	$—	$928	$1,264,940	$1,265,868
Commercial and industrial	1,014	191	357	1,562	780,262	781,824
Construction and land	103	—	46	149	21,149	21,298
Consumer real estate	6,145	3,678	3,885	13,708	510,491	524,199
Other consumer	281	26	10	317	40,174	40,491
Total	$8,133	$4,233	$4,298	$16,664	$2,617,016	$2,633,680
1 Includes acquired PCI loans with a total carrying value of $13,761 and $5,945 at June 30, 2015 and December 31, 2014, respectively.
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
The recorded investment in loans by credit quality indicators at June 30, 2015 and December 31, 2014, was as follows.
Real Estate and Commercial and Industrial Credit Exposure
Credit Risk Profile by Internally Assigned Grade

June 30, 2015	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate
Grade: [1]
Pass	$1,895,012	$1,199,855	$229,904	$828,044
Special Mention	15,562	23,890	—	3,513
Substandard	18,872	84,359	537	11,406
Doubtful	810	64	141	3,019
Total	$1,930,256	$1,308,168	$230,582	$845,982

December 31, 2014	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate
Grade: [1]
Pass	$1,231,053	$752,748	$20,990	$505,028
Special Mention	17,745	7,280	159	4,230
Substandard	16,242	21,577	103	10,467
Doubtful	828	219	46	4,474
Total	$1,265,868	$781,824	$21,298	$524,199
1 PCI loans are included in the substandard or doubtful categories. These categories are consistent with the "substandard" and "doubtful" categories as defined by regulatory authorities.
Warehouse Purchase Program Credit Exposure
All Warehouse Purchase Program loans were graded pass as of June 30, 2015 and December 31, 2014.
Consumer Other Credit Exposure
Credit Risk Profile Based on Payment Activity

	June 30, 2015	December 31, 2014
Performing	$79,555	$40,205
Non-performing	243	286
Total	$79,798	$40,491

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
The Company elects the fair value option for residential mortgage loans held for sale in accordance with ASC 825. This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC 815, “Derivatives and Hedging.” Mortgage loans held for sale are valued on a recurring basis using a market approach by utilizing either: (1) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted to credit risk and other individual loan characteristics. As these prices are derived from market observable inputs, the Company classifies these valuations as Level 2 in the fair value disclosures. At June 30, 2015, loans held for sale had an aggregate fair value of $19,903 and an aggregate outstanding principal balance of $19,521 and were recorded in mortgage loans held for sale in the consolidated balance sheet. There were no mortgage loans held for sale that were 90 days or greater past due or on non-accrual at June 30, 2015.

The Company enters into a variety of derivative instruments as part of its hedging strategy and measures these instruments at fair value on a recurring basis in the balance sheet. The majority of these derivatives are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, the Company utilized the exchange price or dealer market price for the particular derivative contract; therefore these contracts are classified as Level 2. In addition, the Company enters into interest rate lock commitments ("IRLCs") with prospective borrowers. These commitments are carried at fair value based on the fair value of the underlying mortgage loans which are based on observable market data. The Company adjusts the outstanding IRLCs with prospective borrowers based on an expectation that it will be exercised and the loan will be funded. IRLCs are recorded in other assets or other liabilities in the consolidated balance sheet. These commitments are classified as Level 2 in the fair value disclosures, as the valuations are based on market observable inputs. Please see Note 7 - Derivative Financial Instruments for more information.
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
Interest income on mortgage loans held for sale is recognized based on the contractual rates and reflected in interest income on loans held for sale in the consolidated income statement. Net losses of $147 and net gains of $158 resulting from changes in the fair value of these loans were recorded in net gain on sale of mortgage loans during the three and six months ended June 30, 2015, respectively, and were offset by economic hedging gains of $268 and $102, respectively. These gains and losses were not attributable to credit-specific risk.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.

June 30, 2015	Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
Assets:
Agency residential mortgage-backed securities	$221,827
Agency residential collateralized mortgage obligations	40,840
US government and agency securities	15,384
Municipal bonds	35,989
Total securities available for sale	$314,040

Loans held for sale	$19,903
Derivative financial instruments:
Interest rate lock commitments	572
Forward mortgage-backed securities trades	59
Loan customer counterparty	133
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	—
Forward mortgage-backed securities trades	—
Financial institution counterparty	133
December 31, 2014
Assets:
Agency residential mortgage-backed securities	$145,518
Agency residential collateralized mortgage obligations	50,554
US government and agency securities	3,627
Total securities available for sale	$199,699
Derivative financial instruments:
Loan customer counterparty	$64
Liabilities:
Derivative financial instruments:
Financial institution counterparty	64

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Assets and Liabilities Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below. There were no liabilities measured at fair value on a non-recurring basis at June 30, 2015 or December 31, 2014.

June 30, 2015	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$4,771
Foreclosed assets- commercial real estate [1]	2,616
Foreclosed assets- construction and land [1]	1,917
Foreclosed assets- other	20
December 31, 2014
Assets:
Impaired loans	$5,323
Foreclosed assets- commercial real estate	551
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
Foreclosed assets are measured at the lower of book or fair value less costs to sell using third party appraisals, listing agreements or sale contracts, which may be adjusted by additional Level 3 inputs, such as discounts of market value, estimated marketing costs and estimated legal expenses. Management may also consider additional adjustments on specific properties due to the age of the appraisal, expected holding period, lack of comparable sales, or if the other real estate owned is a special use property. Foreclosed assets acquired from LegacyTexas Group, Inc. were recorded at their estimated fair value on the acquisition date of January 1, 2015. At June 30, 2015, the Company had $542 in residential mortgage loans in the process of foreclosure.
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

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The carrying amount and fair value information of financial instruments not recorded at fair value in their entirety on a recurring basis on the Company's consolidated balance sheets at June 30, 2015 and at December 31, 2014, were as follows:

		Fair Value
June 30, 2015	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$192,017	$192,017	$—	$—
Securities held to maturity	254,526	—	262,220	—
Loans held for investment, net	4,360,522	—	—	4,415,535
Loans held for investment - Warehouse Purchase Program	1,084,997	—	—	1,085,318
FHLB and Federal Reserve Bank stock	69,224	—	69,224	—
Accrued interest receivable	16,210	16,210	—	—
Financial liabilities
Deposits	$4,527,783	$—	$—	$4,257,513
FHLB advances	1,217,305	—	—	1,222,466
Repurchase agreements	66,172	—	—	66,174
Subordinated debt	11,474	—	—	11,474
Accrued interest payable	1,303	1,303	—	—

		Fair Value
December 31, 2014	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$132,021	$132,021	$—	$—
Securities held to maturity	241,920	—	251,112	—
Loans held for investment, net	2,605,204	—	—	2,629,098
Loans held for investment - Warehouse Purchase Program	786,416	—	—	786,714
FHLB and Federal Reserve Bank stock	44,084	—	44,084	—
Accrued interest receivable	10,347	10,347	—	—
Financial liabilities
Deposits	$2,657,809	$—	$—	$2,517,446
FHLB advances	862,907	—	—	870,022
Repurchase agreement	25,000	—	—	26,780
Accrued interest payable	899	899	—	—

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
The following table provides the outstanding notional balances and fair values of outstanding positions at June 30, 2015 and recorded gains (losses) during the three or six months ended June 30, 2015 The Company did not have any outstanding derivative positions related to mortgage loans held for sale during the three or six months ended June 30, 2014.

				Recorded Gains/(Losses)
Derivative Positions related to Mortgage Loans Held for Sale:	Expiration Dates	Outstanding Notional Balance	Fair Value	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
IRLCs	2015	$16,249	$572	$(147)	$158
Forward mortgage-backed securities trades	2015	20,697	59	268	102

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

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The notional amounts and estimated fair values of interest rate swap derivative positions outstanding and weighted-average receive and pay interest rates at June 30, 2015 and December 31, 2014 are presented in the following table.

Derivative Positions related to Commercial Loan Interest Rate Swaps:	Outstanding Notional Amount	Estimated Fair Value	Weighted-Average Interest Rate
			Received	Paid
June 30, 2015
Loan customer counterparty	$13,004	$133	5.01%	3.35%
Financial institution counterparty	(13,004)	(133)	3.35	5.01

December 31, 2014
Loan customer counterparty	$6,199	$64	4.38%	2.91%
Financial institution counterparty	(6,199)	(64)	2.91	4.38

Our credit exposure on interest rate swaps is limited to the net favorable value of all swaps by each counterparty. In some cases, collateral may be required from the counterparties involved if the net value of the swaps exceed a nominal amount considered to be immaterial. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. Our cash collateral pledged for interest rate swaps and included in our interest-bearing deposits, which totaled $150 at June 30, 2015 and December 31, 2014, is in excess of our credit exposure. The Company does not offset fair value amounts recognized for derivative instruments and the amounts collected and/or deposited on derivative instruments in its consolidated balance sheets.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 8 - REPURCHASE AGREEMENTS
At June 30, 2015, the Company had a $25,000 outstanding structured repurchase agreement with Credit Suisse, as well as $41,172 in overnight repurchase agreements with depositors.
Repurchase agreements, or "repos", which are classified as securities transactions, are not insured by the Federal Deposit Insurance Corporation (“FDIC”), are not guaranteed, and may lose value. A repo is an agreement between two parties whereby one party (a bank as counterparty) sells the other (as customer) a security at a specified price with a commitment to buy the security back at a fixed time and price. Maturities can vary from overnight to greater than a year, with the longer-maturity repos commonly referred to as “structured” or “term” repos. Repos are accounted for as collateralized borrowings and are recorded at amounts equal to cash received. The contractual terms of the repo may require the Company to provide additional collateral if the fair value of the securities underlying the borrowing decline during the term of the agreement. Risks associated with repos primarily relate to the risk of default and deterioration of collateral value. Risks of default generally include 1) failure to deliver cash or securities as required under the transaction, 2) failure to provide or return cash or securities as used for margining purposes, 3) breach of representation, and 4) a repudiation of obligations under the agreement.
Repos are generally designed so that if a bank counterparty fails to perform its obligations under the repo, the customer may take possession of the collateral. While counterparty selection and collateral requirements provide the customer some protection, repos remain subject to counterparty risk. If a counterparty defaults, a loss may be realized on the sale of the underlying security to the extent that the proceeds from the sale and accrued interest of the security are less than the resale price provided in the repurchase agreement, including interest. Moreover, should a bank counterparty declare bankruptcy or become insolvent, a customer may incur delays and costs in selling the underlying security or may suffer a loss of principal and interest.
To mitigate this risk to the customer, the Company, as the bank counterparty, marks securities sold under repos to fair value on a daily basis and provides 115% market value protection on overnight repos and 112% market value protection on its structured repo.
The following table gives information about the Company's repurchase agreements at June 30, 2015, including the types of collateral pledged against these repos and the remaining contractual maturity of the agreements.

	Overnight	One through Three Years	Total
Agency mortgage-backed securities	$51,134	$15,782	$66,916
US government and agency securities	12,133	—	12,133
Agency collateralized mortgage obligations	—	15,825	15,825
Total repurchase agreements	$63,267	$31,607	94,874
Excess of pledged securities over repurchase obligation			(28,702)
Gross amount of recognized liabilities for repurchase agreements			$66,172

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 9 - LONG-TERM DEBT

Subordinated debt: Upon the acquisition of LegacyTexas Group, Inc., the Company acquired $15,000 (15,000 shares with a liquidation amount of $1 per security) of Floating Rate Cumulative Trust Preferred Securities ("TruPS") and $464 of common stock through an unconsolidated subsidiary, Legacy Capital Trust II ("Trust II"). Trust II invested the total proceeds from the sale of the TruPS and common stock (totaling $15,464) in floating rate Junior Subordinated Debentures (the "Trust II Debentures") issued by LegacyTexas Group, Inc. The terms of the Trust II Debentures were such that they qualified as Tier I capital under the Federal Reserve Board’s regulatory capital guidelines applicable to bank holding companies. On April 7, 2015, the Company paid this debt in full.

Also upon the acquisition of LegacyTexas Group, Inc., the Company acquired $15,000 (15,000 shares with a liquidation amount of $1 per security) of TruPS and $464 of common stock through an unconsolidated subsidiary, Legacy Capital Trust III ("Trust III"). Trust III invested the total proceeds from the sale of the TruPS and common stock (totaling $15,464) in floating rate Junior Subordinated Debentures (the "Trust III Debentures") issued by the Company. The terms of the Trust III Debentures are such that they qualify as Tier I capital under the Federal Reserve Board’s regulatory capital guidelines applicable to bank holding companies. Interest on the Trust III Debentures is payable quarterly on March 15, June 15, September 15 and December 15 of each year, at a rate equal to the three month LIBOR rate plus 1.70% (1.98% at June 30, 2015). Principal is due at maturity on December 15, 2036. The TruPS are guaranteed by the Company and are subject to redemption. The Company may redeem the Trust III Debentures, in whole or in part, on any March 15, June 15, September 15 and December 15 at an amount equal to the principal amount being redeemed plus accrued and unpaid interest to the redemption date. The Company’s debt obligation related to Trust III was $15,464 at June 30, 2015.

At June 30, 2015, the Trust III TruPS were reduced by a purchase accounting fair value discount of $3,990.

Other long-term debt: Upon the acquisition of LegacyTexas Group, Inc., the Company assumed long-term notes totaling $8,900. These notes were paid off during the first quarter of 2015.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 10 - SHARE-BASED COMPENSATION

Compensation cost charged to income for share-based compensation is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Restricted stock	$1,070	$640	$2,262	$1,295
Stock options	430	276	957	540
Income tax benefit	525	320	1,127	642

A summary of activity in the restricted stock portion of the Company's stock plans is presented below:

	Six Months Ended June 30, 2015
	Time-Vested Shares		Performance-Based Shares
	Shares	Weighted-Average Grant Date Fair Value [1]	Shares	Weighted-Average Grant Date Fair Value [2]
Non-vested at December 31, 2014	297,603	$20.45	82,400	$23.89
Granted	80,000	21.23	—	—
Vested	(90,339)	20.73	(20,600)	23.89
Non-vested at June 30, 2015	287,264	$21.03	61,800	$30.20
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

As of June 30, 2015, there was $6,379 of total unrecognized compensation expense related to non-vested restricted shares awarded under the Company's stock plans. That expense is expected to be recognized over a weighted-average period of 1.98 years.

A summary of activity in the stock option portion of the Company's stock plans as of June 30, 2015 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2014	1,370,873	$20.27	8.0	$5,679
Granted	603,500	25.51	10.0	—
Exercised	(32,522)	17.07	—	248
Forfeited	(35,693)	20.07	—	—
Outstanding at June 30, 2015	1,906,158	21.99	8.3	15,646
Fully vested and expected to vest	1,872,584	21.93	8.3	15,495
Exercisable at June 30, 2015	514,322	$17.48	6.7	$6,543

As of June 30, 2015, there was $8,206 of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over a weighted-average period of 3.78 years.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 11 - INCOME TAXES
A summary of the net deferred tax assets as of June 30, 2015 and December 31, 2014, is presented below:

	June 30, 2015	December 31, 2014
Net deferred tax assets	$16,816	$13,026
Estimated annual effective tax rate	35%

NOTE 12 - COMMITMENTS AND CONTINGENT LIABILITIES
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
The contractual amounts of financial instruments with off‑balance sheet risk at June 30, 2015 and December 31, 2014, are summarized below. Please see Part I-Item 2-"Off-Balance Sheet Arrangements, Contractual Obligations and Commitments" of this Form 10-Q for information related to commitment maturities.

	June 30, 2015	December 31, 2014
Unused commitments to extend credit	$1,128,854	$520,659
Unused capacity on Warehouse Purchase Program loans	323,003	414,584
Standby letters of credit	17,459	7,391
Total unused commitments/capacity	$1,469,316	$942,634
In addition to the commitments above, the Company had overdraft protection available in the amounts of $104,124 and $73,044 at June 30, 2015 and December 31, 2014, respectively.
In regards to unused capacity on Warehouse Purchase Program loans, the Company has established maximum purchase facility amounts, but reserves the right, at any time, to refuse to buy any mortgage loans offered for sale by each customer, for any reason in the Company's sole and absolute discretion.
At June 30, 2015, the Company had $3,420 of unfunded commitments recorded in other liabilities in its consolidated balance sheet related to investments in community development-oriented private equity funds used for Community Reinvestment Act purposes.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 13 - RECENT ACCOUNTING DEVELOPMENTS
In April 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This ASU simplifies the presentation of debt issuance costs by requiring these costs to be presented as a deduction from the corresponding debt liability. This will make the presentation of debt issuance costs consistent with the presentation of debt discounts and premiums. The recognition and measurement guidance for debt issuance costs is not affected; therefore, these costs will continue to be amortized as interest expense using the effective interest method. The ASU is effective in annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Upon adoption, an entity must apply the new guidance retrospectively to all prior periods presented in the financial statements. An entity is also required in the year of adoption to provide certain disclosures about the change in accounting principle, including the nature and reason for the change, the transition method, a description of the prior-period information that has been retrospectively adjusted and the effect of the change on the financial statement line items. The Company is evaluating the possible impact of this ASU on its disclosures but does not expect this ASU to have a significant impact on the Company's consolidated statements of income or financial condition.
In May 2015, the FASB issued ASU 2015-07, "Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share." This ASU eliminates the current requirement to categorize within the fair value hierarchy investments whose fair values are measured at net asset value ("NAV"). Instead, entities will be required to disclose the fair values of such investments so that financial statement users can reconcile amounts reported in the fair value hierarchy table and the amounts reported on the balance sheet. The ASU is effective in annual and interim periods beginning after December 15, 2015. The Company does not currently have any investments measured at NAV within its fair value hierarchy and does not expect this ASU to have a significant impact on the Company's statement of income or financial condition.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 14 - ACQUISITION
On January 1, 2015, the Company acquired LegacyTexas Group, Inc., a bank holding company and the parent company of LegacyTexas Bank. Immediately following the Merger, the Company amended its articles of incorporation and changed its name to LegacyTexas Financial Group, Inc. Also immediately following the Merger, the Bank merged with and into LegacyTexas Bank and assumed the LegacyTexas Bank name.
The Company issued 7,850,070 shares of common stock and paid out $115,150 in cash to LegacyTexas Group, Inc. shareholders in consideration for the Merger.
This business combination was accounted for under the acquisition method of accounting. Under this method of accounting, assets and liabilities acquired are recorded at their estimated fair values. The excess cost over fair value of net assets acquired is recorded as goodwill. As the consideration paid for LegacyTexas Group, Inc. exceeded the provisional value of the net assets acquired, goodwill of $150,982 was recorded related to the Merger. This goodwill resulted from the combination of expected operational synergies and increased market share in the Company's North Texas market area. Goodwill is not tax deductible. The merger also resulted in a core deposit intangible of $880, which will be amortized on an accelerated basis over the estimated life, currently expected to be eight years.
In the second quarter of 2015, management became aware of a misappropriation of approximately $2,450 in vault cash from one of the former LegacyTexas Bank branches it acquired in the Merger.  Upon determining that the misappropriation occurred, management promptly notified law enforcement officials and is cooperating with and assisting them in their investigation of this matter.  Management also subsequently engaged a team of independent third-party forensic accountants to conduct an investigation of the matter and, based on preliminary findings of this investigation, the team has informed management of its belief that the misappropriation occurred in all material respects prior to completion of the Merger.  Both investigations are still ongoing. The Company maintains first party liability insurance policies in an amount in excess of the Company’s loss and has notified its carriers.   The claim, however, may not be resolved prior to year-end 2015, and there can be no assurance if or when there will be any recovery. Therefore, the Company reduced the cash acquired from LegacyTexas Group, Inc. by $2,450 and increased goodwill by $1,592, which is net of tax. This adjustment to goodwill related to cash was partially offset by a $218 (net of tax) reduction to goodwill due to a $336 increase in the valuation of the core deposit intangible.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Fair value: The measurement period for the Company to determine the fair values of acquired identifiable assets and assumed liabilities will end at the earlier of (i) twelve months from the date of the acquisition or (ii) as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the acquisition date or learns that more information is not obtainable. The Company is currently in the process of obtaining fair values for certain acquired assets and assumed liabilities; therefore, the following estimates are preliminary. The following table presents the amounts recorded on the consolidated balance sheet on the acquisition date of January 1, 2015, showing the estimated fair value as reported at March 31, 2015 and the revised estimated fair value at June 30, 2015.

	Initial Estimate	Adjustments		Revised Estimate
Assets
Cash and cash equivalents	$246,198	$(2,450)	[1]	$243,748
Securities	153,566	—		153,566
Loans held for sale	17,639	—		17,639
Loans held for investment	1,399,778	—		1,399,778
Premises and equipment, net	36,605	—		36,605
Goodwill	149,608	1,374	[1,2,3]	150,982
Core deposit intangible	544	336	[2]	880
Other assets	49,254	740	[3]	49,994
Total assets	$2,053,192	$—		$2,053,192
Liabilities
Deposits	$1,629,782	$—		$1,629,782
Borrowings	102,636	—		102,636
Other liabilities	18,400	—		18,400
Total liabilities	$1,750,818	$—		$1,750,818

Consideration
Market value of common stock issued	$187,224
Cash paid	115,150
Total fair value of consideration	$302,374
1 To reflect the $2,450 adjustment to cash acquired discussed above.
2 Valuation assumptions for attrition, explicit interest rates and account service expense revised.
3 Tax impact of the adjustments described above
Merger-related expenses and pro forma information: The below table presents pre-tax merger and acquisition expenses incurred by the Company related the Merger. Merger and acquisition expenses are reflected on the Company's income statement for the applicable periods in non-interest expense.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Merger and acquisition costs	$8	$652	$1,553	$821

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The following pro forma information presents the results of operations for the year ended December 31, 2014, as if the LegacyTexas Group, Inc. acquisition had occurred on January 1, 2014.

December 31,
2014
Net interest income	$204,758
Net income	48,402
Basic earnings per share	1.05
Diluted earnings per share	1.04
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

NOTE 15 — SUBSEQUENT EVENTS
The Company evaluated events from the date of the consolidated financial statements on June 30, 2015 through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q dated July 29, 2015. No additional events were identified requiring recognition in and/or disclosures in the consolidated financial statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements
When used in filings by LegacyTexas Financial Group, Inc. (the “Company,” the “Registrant,” “we,” or “our” in these financial statements) with the Securities and Exchange Commission (the “SEC”), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “intends” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected, including, among other things: the expected cost savings, synergies and other financial benefits from the Company's merger with LegacyTexas Group, Inc. might not be realized within the expected time frames or at all, and costs or difficulties relating to integration matters might be greater than expected; changes in economic conditions; fluctuations in interest rates; the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; the Company's ability to access cost-effective funding; fluctuations in real estate values and both residential and commercial real estate market conditions; demand for loans and deposits in the Company's market area; fluctuations in the price of oil, natural gas and other commodities; competition; changes in management's business strategies; our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we have acquired or may acquire into our operations, and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; results of examinations of us and our bank subsidiary by the Board of Governors of the Federal Reserve System and by the Texas Department of Banking or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including the revenue impact from, and any mitigation actions taken in response, to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”); changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and the other risks set forth under Risk Factors under Item 1A. of the Company's Form 10-K for the year ended December 31, 2014. The factors listed above could materially affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.
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
Unless the context otherwise requires, references in this document to the “Company” refer to LegacyTexas Financial Group, Inc. (formerly known as ViewPoint Financial Group, Inc.) and its predecessor, ViewPoint Financial Group, a United States corporation, and references to the “Bank” include ViewPoint Bank, N.A. which was the Company's wholly owned operating subsidiary prior to January 1, 2015. References to “we,” “us,” and “our” means LegacyTexas Financial Group, Inc. or LegacyTexas Bank, unless the context otherwise requires.

Until its merger with LegacyTexas Bank on January 1, 2015, the Bank operated under a national bank charter, with oversight by the Office of the Comptroller of the Currency (“OCC”) and back-up oversight by the FDIC. Effective January 1, 2015, regulators of LegacyTexas Bank are the Texas Department of Banking (“TDOB”) and the Board of Governors of the Federal Reserve System (“FRB”) with back-up oversight by the FDIC. LegacyTexas Bank is required to have certain reserves and stock set by the FRB. LegacyTexas Bank is a member of the Federal Home Loan Bank of Dallas, one of the 12 regional banks in the Federal Home Loan Bank System (“FHLB”). The Company is regulated by the FRB.

Our principal business consists of attracting retail deposits from the general public and the business community and investing those funds, along with borrowed funds, in commercial real estate loans, secured and unsecured commercial and industrial loans, as well as permanent loans secured by first and second mortgages on one- to four-family residences and consumer loans. Additionally, the Warehouse Purchase Program allows mortgage banking company customers to close one- to four-family real estate loans in their own name and manage its cash flow needs until the loans are sold to investors. We also offer brokerage services for the purchase and sale of non-deposit investment and insurance products through a third party brokerage arrangement. Our operating revenues are derived principally from interest earned on interest-earning assets, including loans and investment securities and service charges and fees on deposits and other account services. Our primary sources of funds are deposits, FHLB advances and other borrowings, and payments received on loans and securities. We offer a variety of deposit accounts that provide a wide range of interest rates and terms, generally including savings, money market, term certificate and demand accounts. Our principal objective is to be an independent, commercially-oriented, customer-focused financial services company, providing outstanding service and innovative products in our primary market area of North Texas.

Performance Highlights

•
Gross loans held for investment at June 30, 2015, excluding Warehouse Purchase Program loans, grew $1.76 billion, or 66.9%, from December 31, 2014, with $1.17 billion of net growth resulting from loans acquired from LegacyTexas. Excluding loans acquired from LegacyTexas, gross loans held for investment, excluding Warehouse Purchase Program loans, increased by $588.7 million, or 15.5%, from December 31, 2014.

•	Warehouse Purchase Program loans at June 30, 2015 totaled $1.08 billion, a $298.6 million, or 38.0%, increase from December 31, 2014.

•
Deposits at June 30, 2015 increased by $1.87 billion, or 70.4%, from December 31, 2014, with $1.63 billion of growth resulting from deposits acquired from LegacyTexas. Excluding deposits acquired from LegacyTexas, deposits increased by $240.2 million, or 5.6%, from December 31, 2014.

•
Net interest margin for the quarter ended June 30, 2015 was 4.06%, a 30 basis point increase compared to the second quarter of 2014, which includes 20 basis points of accretion of interest related to purchase accounting fair value adjustments for the second quarter of 2015.

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
Allowance for Loan Loss. The allowance for loan losses and related provision expense are susceptible to change if the credit quality of our loan portfolio changes, which is evidenced by many factors, including but not limited to charge-offs and non-performing loan trends. Generally, consumer real estate lending has a lower risk profile compared to other consumer lending (such as automobile loans). Commercial real estate and commercial and industrial lending, however, can have higher risk profiles than consumer loans due to these loans being larger in amount and more susceptible to fluctuations in industry, market and economic conditions. While management uses available information to recognize losses on loans, changes, in economic conditions, the mix and size of the loan portfolio and individual borrower conditions can dramatically impact our level of allowance for loan losses in relatively short periods of time. Management believes that the allowance for loan losses is maintained at a level that represents coverage of our best estimate of inherent credit losses in the loan portfolio as of June 30, 2015.
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
Comparison of Financial Condition at June 30, 2015 and December 31, 2014
General. Total assets increased by $2.51 billion, or 60.2%, to $6.67 billion at June 30, 2015 from $4.16 billion at December 31, 2014, primarily due to the acquisition of LegacyTexas on January 1, 2015, which added $2.05 billion in assets, including $151.0 million in goodwill.
Loans. Gross loans held for investment increased by $2.06 billion, or 60.2%, to $5.48 billion at June 30, 2015 from $3.42 billion at December 31, 2014, while one- to four-family mortgage loans held for sale totaled $19.9 million at June 30, 2015. Prior to the January 1, 2015 merger with LegacyTexas, the Company did not originate for resale or sell mortgage loans to outside investors.

	June 30, 2015	December 31, 2014	Dollar Change	Percent Change
	(Dollars in thousands)
Commercial real estate	$1,930,256	$1,265,868	$664,388	52.5%
Commercial and industrial	1,308,168	781,824	526,344	67.3
Construction and land	230,582	21,298	209,284	982.6
Consumer real estate	845,982	524,199	321,783	61.4
Other consumer	79,798	40,491	39,307	97.1
Gross loans held for investment, excluding Warehouse Purchase Program loans	4,394,786	2,633,680	1,761,106	66.9
Warehouse Purchase Program loans	1,084,997	786,416	298,581	38.0
Gross loans held for investment	5,479,783	3,420,096	2,059,687	60.2
Loans held for sale	19,903	—	19,903	N/M
Gross loans	$5,499,686	$3,420,096	$2,079,590	60.8%
N/M - not meaningful

Gross loans held for investment at June 30, 2015, excluding Warehouse Purchase Program loans, grew $1.76 billion, or 66.9%, from December 31, 2014, with $1.17 billion of net growth resulting from loans acquired from LegacyTexas. Excluding loans acquired from LegacyTexas and Warehouse Purchase Program loans, gross loans held for investment increased by $588.7 million, or 15.5%, from December 31, 2014, with increased commercial lending driving the organic growth. Commercial and industrial loans at June 30, 2015 increased $526.3 million, or 67.3%, from December 31, 2014, with $242.6 million of net growth resulting from loans acquired from LegacyTexas. Commercial real estate loan balances at June 30, 2015 increased $664.4 million, or 52.5%, from December 31, 2014, with $523.2 million of net growth resulting from loans acquired from LegacyTexas. Construction and land loans at June 30, 2015 increased $209.3 million, or 982.6%, from December 31, 2014, with $126.2 million of net growth resulting from loans acquired from LegacyTexas, while consumer real estate loans increased $321.8 million, or 61.4%, for the same period, which includes $241.3 million of loans acquired from LegacyTexas. Following the merger with LegacyTexas, the Company now originates one- to four- family real estate loans and sells these loans to outside investors, as well as adding a small portion to the Company's consumer real estate portfolio. Also, the Company originates consumer home equity and home improvement loans.

Energy loans, which are reported as commercial and industrial loans, totaled $402.6 million at June 30, 2015, up $43.0 million from $359.6 million at December 31, 2014. The growth includes $5.6 million in energy loans acquired from LegacyTexas. In May 2013, the Company formed its Energy Finance group, which is comprised of a group of seasoned lenders, executives and credit risk professionals with more than 100 years of combined Texas energy experience, to focus on providing loans to private and public oil and gas companies throughout the United States. The group also offers the Bank's full array of commercial services, including Treasury Management and letters of credit, to its customers. Substantially all of the loans in the Energy portfolio are reserve based loans, secured by deeds of trust on properties containing proven oil and natural gas reserves. Three loans managed by the Energy Finance group are not secured by oil and gas reserves. These loans, with a combined commitment of $51.5 million and a total outstanding balance of $21.3 million at June 30, 2015, are categorized as “Midstream and Other” loans. Loans in this category are typically related to the transmission of oil and natural gas and would only be indirectly impacted by declining commodity prices. Please see "Classified Assets" for additional information about the credit quality of the energy portfolio.
At June 30, 2015, the Company had eight relationships in the Commercial & Industrial loan portfolio (outside of the $402.6 million reported as energy loans) that are involved in the energy exploration sector providing front-end service to companies who drill oil and gas wells and whose business could be impacted by the dramatic reduction in drilling activity as a result of the severe drop in the price of oil and gas.  These relationships totaled $6.1 million at June 30, 2015, of which two relationships totaling $1.1 million are classified as Substandard, including $950,000 that is considered impaired and non-performing. The other six relationships consisted of performing loans and were not adversely classified.
Warehouse Purchase Program loans increased by $298.6 million, or 38.0%, to $1.08 billion at June 30, 2015 from $786.4 million at December 31, 2014. Although not bound by any legally binding commitment, when a purchase decision is made, the Company purchases a 100% participation interest in the loans originated by our mortgage banking company customers, which are then held as one- to four- family mortgage loans. The mortgage banking company closes mortgage loans consistent with underwriting standards established by approved investors and, once all pertinent documents are received, the participation interest is delivered by the Company to the investor selected by the originator and approved by the Company. Loans funded by the Warehouse Purchase Program during the second quarter of 2015 consisted of 50% conforming and 50% government loans.
Mortgage reform rules mandated by the Dodd-Frank Act became effective in January 2014, requiring lenders to make a reasonable, good faith determination of a borrower’s ability to repay any consumer closed-end credit transaction secured by a dwelling and to limit prepayment penalties. Increased risks of legal challenge, private right of action and regulatory enforcement are presented by these rules. The Company originates and purchases loans that do not meet the definition of a “qualified mortgage” (“QM”). At June 30, 2015, the Company had $64.6 million in non-QM loans, consisting of home equity and home improvement loans totaling $46.2 million and residential mortgage loans totaling $18.4 million. To mitigate the risks involved with non-QM loans, the Company has implemented systems, processes, procedural and product changes, and maintains its underwriting standards, to ensure that the “ability-to-repay” requirements of the new rules are adequately addressed.
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
At June 30, 2015, of our $10.1 million in TDRs, $1.1 million were accruing interest and $9.0 million were classified as nonaccrual. For more information about the Company's TDRs, please see Item 1 (Financial Statements) - Note 5 - "Loans" under Part 1 of this report.
Non-performing loans to total loans held for investment, excluding Warehouse Purchase Program loans, was 0.61% at June 30, 2015 compared to 0.89% at December 31, 2014. Including Warehouse Purchase Program loans, non-performing loans to total loans held for investment was 0.49% at June 30, 2015 compared to 0.69% at December 31, 2014. Non-performing loans increased by $3.3 million to $26.9 million at June 30, 2015 from $23.5 million at December 31, 2014. This increase was primarily due to a $6.7 million increase in commercial and industrial non-accrual loans, which was driven by an energy loan totaling $5.2 million that was placed on non-accrual status during the second quarter of 2015. This loan was considered impaired on June 30, 2015; however the Company does not have a specific reserve set aside for this loan and is not currently anticipating a loss. The increase in non-performing loans compared to December 31, 2014 was partially offset by a $3.2 million decrease in commercial real estate non-accrual loans, which was due to a $3.2 million pay-off of a non-performing commercial real estate loan during the second quarter of 2015.
Our allowance for loan losses was $30.9 million at June 30, 2015 compared to $25.5 million at December 31, 2014, or 0.56% of total loans held for investment (including Warehouse Purchase Program loans) at June 30, 2015 compared to 0.75% at December 31, 2014. Our allowance for loan losses to total loans held for investment excluding Warehouse Purchase Program loans and loans acquired from LegacyTexas and Highlands was 0.98% at June 30, 2015 compared to 1.00% at December 31, 2014. Our allowance for loan losses to non-performing loans was 114.96% at June 30, 2015 compared to 108.69% at December 31, 2014.
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
We regularly review the assets in our portfolio to determine whether any should be considered as classified. The total amount of classified assets represented 16.0% of our total equity and 1.9% of our total assets at June 30, 2015 compared to 9.7% of our total equity and 1.3% of our total assets at December 31, 2014. The aggregate amount of classified assets at the dates indicated was as follows:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Doubtful	$4,038	$5,576
Substandard	115,819	48,871
Total classified loans	119,857	54,447
Foreclosed assets	4,553	551
Total classified assets	$124,410	$54,998
Total classified assets reported for June 30, 2015 included $13.0 million in substandard loans and $4.5 million in other real estate owned acquired from LegacyTexas. The Company has potential problem loans, considered "other loans of concern," that are currently performing and do not meet the criteria for impairment, but where there is the distinct possibility that we could sustain some loss if credit deficiencies are not corrected. These possible credit problems may result in the future inclusion of these loans in the non-performing asset categories and consisted of $78.4 million in loans that were classified as "substandard" but were still accruing interest and were not considered impaired at June 30, 2015 (excluding PCI loans.)

Included in the $78.4 million are four energy lending relationships totaling $58.6 million that were downgraded as a result of collateral value deterioration due to commodity price declines. As a result of the deterioration the Company has taken action to improve the risk profile of the loans. These actions range from instituting monthly commitment reductions, obtaining additional collateral, obtaining additional guarantor support, and requiring additional equity injections or asset sales.  Borrower response to these actions has been favorable and the Company believes the loans will be paid off or paid down to acceptable risk levels within a reasonable time frame. These loans, which were performing at June 30, 2015, have been considered in management's analysis of potential loan losses.
Securities. Our securities portfolio increased $126.9 million, or 28.7%, to $568.6 million at June 30, 2015 from $441.6 million at December 31, 2014. The increase in our securities portfolio primarily resulted from $153.6 million of securities that were acquired from LegacyTexas. During the six months ended June 30, 2015, paydowns and maturities of securities totaling $58.1 million were used to fund loan growth and were partially offset by purchases totaling $51.1 million. $16.6 million in securities were sold during the six months ended June 30, 2015, for a gain of $211,000.
Deposits. Total deposits increased $1.87 billion, or 70.4%, to $4.53 billion at June 30, 2015 from $2.66 billion at December 31, 2014, with $1.63 billion of growth resulting from deposits acquired from LegacyTexas.

	June 30, 2015	December 31, 2014	Dollar Change	Percent Change
	(Dollars in thousands)
Non-interest-bearing demand	$1,084,146	$494,376	$589,770	119.3%
Interest-bearing demand	734,430	472,703	261,727	55.4
Savings and money market	1,834,075	1,176,749	657,326	55.9
Time	875,132	513,981	361,151	70.3
Total deposits	$4,527,783	$2,657,809	$1,869,974	70.4%

Excluding deposits acquired from LegacyTexas, total deposits increased by $240.2 million, or 5.6%, from December 31, 2014. Savings and money market deposits at June 30, 2015 increased by $657.3 million, or 55.9%, from December 31, 2014, with $534.6 million of growth resulting from deposits acquired from LegacyTexas. Non-interest-bearing demand deposits increased by $589.8 million, or 119.3%, from December 31, 2014, with $499.7 million of growth resulting from deposits acquired from LegacyTexas. Interest-bearing demand and time deposits increased by $261.7 million and $361.2 million, respectively, from December 31, 2014; excluding $258.7 million of interest-bearing demand and $336.8 million of time deposits acquired from LegacyTexas, interest-bearing demand and time deposits increased by $3.0 million and $24.3 million, respectively.
Borrowings. FHLB advances, net of an $809,000 restructuring prepayment penalty, increased $354.4 million, or 41.1%, to $1.22 billion at June 30, 2015 from $862.9 million at December 31, 2014. The outstanding balance of FHLB advances increased due to higher Warehouse Purchase Program balances at June 30, 2015, of which a portion has been strategically funded with short-term advances. At June 30, 2015, the Company was eligible to borrow an additional $587.1 million from the FHLB.

The table below shows FHLB advances by maturity and weighted average rate at June 30, 2015:

	Balance	Weighted Average Rate
	(Dollars in thousands)
Less than 90 days	$1,104,582	0.27%
90 days to less than one year	29,994	2.65
One to three years	72,597	3.03
After three to five years	8,318	4.87
After five years	2,623	5.49
	1,218,114	0.54%
Restructuring prepayment penalty	(809)
Total	$1,217,305
Additionally, the Company has eight available federal funds lines of credit with other financial institutions totaling $250.0 million and was eligible to borrow $43.3 million from the Federal Reserve Bank discount window. In addition to FHLB advances, at June 30, 2015 the Company had a $25.0 million outstanding structured repurchase agreement with Credit Suisse, as well as $41.2 million in overnight repurchase agreements with depositors. Also, at June 30, 2015, subordinated debt consisted of $11.5 million of trust preferred securities that were acquired from LegacyTexas (reported net of a purchase accounting fair value adjustment of $4.0 million). On April 7, 2015, the Company paid off $15.0 million of TruPS (please see Note 8 - Long-Term Debt of the unaudited interim financial statements provided in this Form 10-Q.)
Shareholders’ Equity. Total shareholders' equity increased by $208.7 million, or 36.7%, to $776.9 million at June 30, 2015 from $568.2 million at December 31, 2014.

	June 30, 2015	December 31, 2014	Dollar Change	Percent Change
	(Dollars in thousands)
Common stock	$476	$400	$76	19.0%
Additional paid-in capital	571,083	386,549	184,534	47.7
Retained earnings	219,493	195,327	24,166	12.4
Accumulated other comprehensive income, net	122	930	(808)	(86.9)
Unearned ESOP shares	(14,250)	(14,983)	733	(4.9)
Total shareholders’ equity	$776,924	$568,223	$208,701	36.7%
The increase in shareholders' equity at June 30, 2015, compared to December 31, 2014, was primarily due to the issuance of 7,850,070 shares representing the stock portion of the merger consideration paid to LegacyTexas shareholders, which increased common stock and additional paid-in capital by a combined $187.2 million. Retained earnings were increased by net income of $36.6 million recognized during the six months ended June 30, 2015, which was partially offset by the payment of quarterly dividends totaling $0.26 per common share, or $12.4 million, during the six months ended June 30, 2015.

Comparison of Results of Operations for the Three Months Ended June 30, 2015 and 2014

General. Net income for the three months ended June 30, 2015 was $20.3 million, an increase of $11.4 million, or 129.7%, from net income of $8.8 million for the three months ended June 30, 2014. The increase in net income from the second quarter of 2014 was driven by a $27.7 million increase in interest income on loans and a $6.5 million increase in non-interest income, which was partially offset by a $1.0 million increase in interest expense on deposits, a $2.6 million increase in the provision for loan losses, and a $13.6 million increase in non-interest expense. Basic and diluted earnings per share for the three months ended June 30, 2015 was $0.44, a $0.21 increase from $0.23 for the three months ended June 30, 2014.

Interest Income. Interest income increased by $27.9 million, or 75.1%, to $65.0 million for the three months ended June 30, 2015 from $37.1 million for the three months ended June 30, 2014.

	Three Months Ended June 30,		Dollar Change	Percent Change
	2015	2014
	(Dollars in thousands)
Interest and dividend income
Loans, including fees	$61,551	$33,888	$27,663	81.6%
Securities	2,976	3,014	(38)	(1.3)
Interest-bearing deposits in other financial institutions	139	71	68	95.8
FHLB and Federal Reserve Bank stock and other	301	136	165	121.3
	$64,967	$37,109	$27,858	75.1%

The $27.9 million increase in interest income compared to the three months ended June 30, 2014 was primarily due to a $27.7 million, or 81.6%, increase in interest income on loans, which was driven by increased volume in all loan categories resulting from loans acquired from LegacyTexas on January 1, 2015, as well as organic growth during the year. The average balance of commercial real estate loans increased by $703.1 million to $1.85 billion from the second quarter of 2014, resulting in an $8.4 million increase in interest income. The $703.1 million in growth includes $551.0 million in commercial real estate loans acquired from LegacyTexas. The average balance of commercial and industrial loans increased by $658.1 million to $1.25 billion from the second quarter of 2014, resulting in an $8.6 million increase in interest income. The $658.1 million in growth includes $337.1 million in commercial and industrial loans acquired from LegacyTexas. The average balance of consumer real estate loans increased by $328.1 million to $805.6 million from the second quarter of 2014, resulting in a $4.4 million increase in interest income. The $328.1 million in growth includes $264.0 million in consumer real estate loans acquired from LegacyTexas. The average balance of Warehouse Purchase Program loans increased by $348.1 million to $920.0 million from the second quarter of 2014, which resulted in a $2.6 million increase in interest income.

Interest income on loans for the three months ended June 30, 2015 increased by $2.6 million due to accretion of purchase accounting fair value adjustments on loans acquired from LegacyTexas, which included $1.1 million in accretion income recorded on acquired commercial and industrial loans, $686,000 in accretion income recorded on acquired commercial real estate loans, $278,000 in accretion income recorded on acquired construction and land loans, and $566,000 recorded on acquired consumer real estate loans. Accretion of purchase accounting fair value adjustments resulting from the LegacyTexas acquisition, as well as a smaller amount related to the Highlands Bank acquisition in 2012, contributed 17 basis points, 37 basis point and 43 basis points to the average yields on commercial real estate, commercial and industrial and consumer real estate loans, respectively, for the second quarter of 2015.

Interest Expense. Interest expense increased by $1.0 million, or 22.9%, to $5.1 million for the three months ended June 30, 2015 from $4.2 million for the three months ended June 30, 2014.

	Three Months Ended June 30,		Dollar Change	Percent Change
	2015	2014
	(Dollars in thousands)
Interest expense
Deposits	$3,049	$2,035	$1,014	49.8%
FHLB advances	1,774	1,948	(174)	(8.9)
Repurchase agreements and subordinated debt	323	204	119	58.3
	$5,146	$4,187	$959	22.9%

The increase in interest expense for the three months ended June 30, 2015 compared to the same period in 2014, was primarily due to an increase in interest expense on deposits, which was driven by increased volume in all deposit categories resulting from deposits acquired from LegacyTexas on January 1, 2015, as well as organic growth during the 2015 period in savings and money market deposit balances. An $806.6 million increase in the average balance of savings and money market deposits to $1.81 billion from the second quarter of 2014 was partially offset by a 13 basis point reduction in the average rate, resulting in a $10,000 increase in interest expense. The $806.6 million in growth includes $534.6 million in savings and money market deposits acquired from LegacyTexas. The average balance of time deposits increased by $336.6 million to $839.6 million from the second quarter of 2014, resulting in a $594,000 increase in interest expense. The $336.6 million in growth includes $336.8 million in time deposits acquired from LegacyTexas. The average balance of interest-bearing demand deposits increased by $233.3 million to $701.6 million from the second quarter of 2014, resulting in a $410,000 increase in interest expense. The $233.3 million in growth includes $258.7 million in interest-bearing demand deposits acquired from LegacyTexas.

Net Interest Income. Net interest income increased by $26.9 million, or 81.7%, to $59.8 million for the three months ended June 30, 2015 from $32.9 million for the three months ended June 30, 2014. The net interest margin increased by 30 basis points to 4.06% for the three months ended June 30, 2015 from 3.76% for the same period last year. The net interest rate spread increased by 34 basis points to 3.95% for the three months ended June 30, 2015 from 3.61% for the same period last year. Accretion of interest resulting from the merger with LegacyTexas on January 1, 2015, as well as the 2012 Highlands acquisition, contributed 20 basis points to the net interest margin and average yield on earning assets for the quarter ended June 30, 2015, compared to four basis points for the quarter ended June 30, 2014. The average yield on earning assets for the second quarter of 2015 was 4.41%, a 17 basis point increase from the second quarter of 2014, which was primarily due to increased volume in higher-yielding commercial loans, as well as accretion income resulting from the merger with LegacyTexas. The average cost of interest-bearing liabilities for the three months ended June 30, 2015 was 0.46%, down 17 basis points from the three months ended June 30, 2014.

Provision for Loan Losses. The Company recorded a provision for loan losses of $3.8 million for the quarter ended June 30, 2015, compared to $1.2 million for the quarter ended June 30, 2014. The increase in the provision for loan losses compared to the second quarter of 2014 was primarily related to increased organic loan production, as well as loans acquired from LegacyTexas that were re-underwritten following completion of the merger with LegacyTexas. Once an acquired loan undergoes new underwriting and meets the criteria for a new loan, any remaining fair value adjustments are taken into interest income and the loan becomes fully subject to the Company's allowance for loan loss methodology.

Consistent with prior quarters, the Company has continued to apply qualitative reserve factors to provide for additional allowance for loan losses due to the economic uncertainty in Texas related to the recent decline in the price of oil. To date, the Company has not recognized a loss from loans in the Energy portfolio, which we believe is a reflection of prudent risk mitigation techniques.  These techniques include sound underwriting (reasonable advance rates based on number and diversification of wells), sound policy (requiring hedges on production sales) and conservative collateral valuations (frequent borrowing base determinations at prices below NYMEX posted rates).  All borrowing base valuations are performed by experienced and nationally recognized third party firms intimately familiar with the properties and their production history. At June 30, 2015, 1.5% of the Company's loan portfolio (excluding Warehouse Purchase Program loans) consisted of criticized energy loans, and all but one of these energy loans were performing. One energy loan totaling $5.2 million was on non-accrual status and was considered impaired at June 30, 2015; however, the Company does not have a specific reserve set aside for this loan and does not currently anticipate a loss.

Non-interest Income. Non-interest income increased by $6.5 million, or 120.4%, to $12.0 million for the three months ended June 30, 2015 from $5.4 million for the three months ended June 30, 2014.

	Three Months Ended June 30,		Dollar Change	Percent Change
	2015	2014
	(Dollars in thousands)
Non-interest income
Service charges and other fees	$7,941	$5,113	$2,828	55.3%
Net gain on sale of mortgage loans	2,121	—	2,121	N/M
Bank-owned life insurance income	424	145	279	192.4
Gain on sale and disposition of assets	429	727	(298)	(41.0)
Other	1,049	(556)	1,605	N/M
	$11,964	$5,429	$6,535	120.4%
N/M - not meaningful

The $6.5 million increase in non-interest income from the three months ended June 30, 2014 was primarily due to a $2.8 million increase in service charges and other fees, which was driven by a $299,000 increase in debit card income, a $156,000 increase in Warehouse Purchase Program fee income, as well as growth in service charges related to accounts acquired from LegacyTexas and the addition of $1.3 million of title income through the acquisition of LegacyTexas' title subsidiary. Additionally, the Company recognized $2.1 million in net gains on the sale of mortgage loans during the second quarter of 2015, which includes the gain recognized on $61.5 million of one-to four-family mortgage loans that were sold or committed for sale during the second quarter of 2015, fair value changes on mortgage derivatives and mortgage fees collected. Prior to the January 1, 2015 merger with LegacyTexas, the Company did not originate for resale or sell mortgage loans to outside investors; therefore, a comparable gain was not recorded in the second quarter of 2014. Other non-interest income for the second quarter of 2015 included a $55,000 net increase in the value of investments in community development-oriented private equity funds used for Community Reinvestment Act purposes (the "CRA Funds"), compared to a $637,000 net decrease in the CRA Funds recorded in the second quarter of 2014, as well as $790,000 of insurance income added through the acquisition of LegacyTexas.
Non-interest Expense. Non-interest expense increased by $13.6 million, or 58.1%, to $36.9 million for the three months ended June 30, 2015 from $23.4 million for the three months ended June 30, 2014.

	Three Months Ended June 30,		Dollar Change	Percent Change
	2015	2014
	(Dollars in thousands)
Non-interest expense
Salaries and employee benefits	$22,549	$14,127	$8,422	59.6%
Merger and acquisition costs	8	652	(644)	(98.8)
Advertising	1,048	493	555	112.6
Occupancy and equipment	3,838	1,819	2,019	111.0
Outside professional services	625	486	139	28.6
Regulatory assessments	1,146	687	459	66.8
Data processing	2,537	1,708	829	48.5
Office operations	2,652	1,717	935	54.5
Other	2,505	1,661	844	50.8
	$36,908	$23,350	$13,558	58.1%

The increase in non-interest expense from the three months ended June 30, 2014 was driven by an $8.4 million increase in salaries and employee benefits expense, primarily due to the addition of employees and grants of share-based compensation related to the merger with LegacyTexas. Compared to the quarter ended June 30, 2014, non-interest expense increased due to the merger with LegacyTexas, including a $2.0 million increase in occupancy and equipment expense, an $829,000 increase in data processing expense, a $555,000 increase in advertising expense and a $935,000 increase in office operations expense. These increases in non-interest expense from the three months ended June 30, 2014 were partially offset by a $644,000 decrease in merger and acquisition costs related to the merger with LegacyTexas.
Income Tax Expense. For the three months ended June 30, 2015 we recognized income tax expense of $10.9 million on our pre-tax income, which was an effective tax rate of 34.9%, compared to income tax expense of $5.0 million for the three months ended June 30, 2014 which was an effective tax rate of 36.1%. The decrease in the effective tax rate was primarily due to non-deductible merger costs associated with the merger with LegacyTexas recognized in 2014, as well as increased amounts of tax-exempt income on municipal securities and bank-owned life insurance in 2015.
Comparison of Results of Operations for the Six Months Ended June 30, 2015 and 2014

General. Net income for the six months ended June 30, 2015 was $36.6 million, an increase of $20.1 million, or 121.7%, from net income of $16.5 million for the six months ended June 30, 2014. The increase in net income was driven by a $53.6 million increase in net interest income and an increase in non-interest income of $11.0 million, which was partially offset by a $5.2 million increase in the provision for loan losses and a $29.2 million increase in non-interest expense. Basic and diluted earnings per share for the six months ended June 30, 2015 was $0.79, an increase of $0.36 from $0.43 for the six months ended June 30, 2014.

Interest Income. Interest income increased by $55.8 million, or 78.8%, to $126.6 million for the six months ended June 30, 2015 from $70.8 million for the six months ended June 30, 2014.

	Six Months Ended June 30,		Dollar Change	Percent Change
	2015	2014
	(Dollars in thousands)
Interest and dividend income
Loans, including fees	$119,586	$64,276	$55,310	86.1%
Securities	6,193	6,143	50	0.8
Interest-bearing deposits in other financial institutions	297	128	169	132.0
FHLB and Federal Reserve Bank stock and other	509	266	243	91.4
	$126,585	$70,813	$55,772	78.8%

The increase in interest income for the six months ended June 30, 2015 compared to the same period in 2014, was primarily due to a $55.3 million, or 86.1%, increase in interest income on loans, which was driven by increased volume in all loan categories resulting from loans acquired from LegacyTexas on January 1, 2015, as well as organic growth during the year. The average balance of commercial real estate loans increased by $709.1 million to $1.84 billion from the six months ended June 30, 2014, resulting in an $17.7 million increase in interest income. The $709.1 million in growth includes $551.0 million in commercial real estate loans acquired from LegacyTexas. The average balance of commercial and industrial loans increased by $662.6 million to $1.19 billion from the six months ended June 30, 2014, resulting in a $17.6 million increase in interest income. The $662.6 million in growth includes $337.1 million in commercial and industrial loans acquired from LegacyTexas. The average balance of consumer real estate loans increased by $338.3 million to $796.4 million from the six months ended June 30, 2014, resulting in an $8.3 million increase in interest income. The $338.3 million in growth includes $264.0 million in consumer real estate loans acquired from LegacyTexas. The average balance of Warehouse Purchase Program loans increased by $294.6 million to $804.4 million from the six months ended June 30, 2014, which resulted in a $4.3 million increase in interest income.

Interest Expense. Interest expense increased by $2.1 million, or 25.7%, to $10.4 million for the six months ended June 30, 2015 from $8.3 million for the six months ended June 30, 2014.

	Six Months Ended June 30,		Dollar Change	Percent Change
	2015	2014
	(Dollars in thousands)
Interest expense
Deposits	$6,176	$4,026	$2,150	53.4%
FHLB advances	3,480	3,875	(395)	(10.2)
Repurchase agreements and subordinated debt	782	405	377	93.1
	$10,438	$8,306	$2,132	25.7%

The increase in interest expense for the six months ended June 30, 2015 compared to the same period in 2014, was primarily due to increased volume in all deposit categories resulting from deposits acquired from LegacyTexas on January 1, 2015, as well as organic growth during the 2015 period in savings and money market deposit balances. An $848.4 million increase in the average balance of savings and money market deposits to $1.81 billion from the six months ended June 30, 2014 was partially offset by a ten basis point reduction in the average rate, resulting in a $372,000 increase in interest expense. The $848.4 million in growth includes $534.6 million in savings and money market deposits acquired from LegacyTexas. The average balance of time deposits increased by $331.7 million to $829.9 million from the six months ended June 30, 2014, resulting in a $1.1 million increase in interest expense. The $331.7 million in growth includes $336.8 million in time deposits acquired from LegacyTexas. The average balance of interest-bearing demand deposits increased by $237.4 million to $702.0 million from the six months ended June 30, 2014, resulting in a $706,000 increase in interest expense. The $237.4 million in growth includes $258.7 million in interest-bearing demand deposits acquired from LegacyTexas.

Net Interest Income. Net interest income increased by $53.6 million, or 85.8%, to $116.1 million for the six months ended June 30, 2015 from $62.5 million for the six months ended June 30, 2014. The net interest margin increased by 29 basis points to 4.04% for the six months ended June 30, 2015 from 3.75% for the same period last year. The net interest rate spread increased by 35 basis points to 3.93% for the six months ended June 30, 2015 from 3.58% for the same period last year. The average yield on earning assets for the six months ended June 30, 2015 was 4.41%, a 16 basis point increase from the six months ended June 30, 2014, which was primarily due to increased volume in higher-yielding commercial loans, as well as accretion income resulting from the merger with LegacyTexas. The average cost of interest-bearing liabilities for the six months ended June 30, 2015 was 0.48%, down 19 basis points from the six months ended June 30, 2014.

Provision for Loan Losses. The provision for loan losses was $6.8 million for the six months ended June 30, 2015, an increase of $5.2 million from $1.6 million for the six months ended June 30, 2014. The increase in the provision for loan losses compared to the six months ended June 30, 2014 was primarily related to increased organic loan production, as well as loans acquired from LegacyTexas that were re-underwritten following completion of the merger with LegacyTexas. Once an acquired loan undergoes new underwriting and meets the criteria for a new loan, any remaining fair value adjustments are taken into interest income and the loan becomes fully subject to the Company's allowance for loan loss methodology. Consistent with prior quarters, the Company has continued to apply qualitative reserve factors to provide for additional allowance for loan losses due to the economic uncertainty in Texas related to the recent decline in the price of oil.

Non-interest Income. Non-interest income increased by $11.0 million, or 105.7%, to $21.4 million for the six months ended June 30, 2015 from $10.4 million for the six months ended June 30, 2014.

	Six Months Ended June 30,		Dollar Change	Percent Change
	2015	2014
	(Dollars in thousands)
Non-interest income
Service charges and other fees	$14,700	$9,621	$5,079	52.8%
Net gain on sale of mortgage loans	4,193	—	4,193	N/M
Bank-owned life insurance income	843	298	545	182.9
Gain on sale of available for sale securities	211	—	211	N/M
Gain on sale and disposition of assets	457	728	(271)	(37.2)
Other	967	(256)	1,223	N/M
	$21,371	$10,391	$10,980	105.7%
N/M - not meaningful

The increase in non-interest income from the six months ended June 30, 2014 was primarily due to a $5.1 million increase in service charges and other fees, which was driven by a $326,000 increase in Warehouse Purchase Program fee income, as well as growth in service charges related to accounts acquired from LegacyTexas and the addition of $2.2 million of title income through the acquisition of LegacyTexas' title subsidiary. Additionally, the Company recognized $4.2 million in net gains on the sale of mortgage loans during the six months ended June 30, 2015, which includes the gain recognized on $116.0 million of one-to four-family mortgage loans that were sold or committed for sale during the six months ended June 30 2015, fair value changes on mortgage derivatives and mortgage fees collected. Prior to the merger with LegacyTexas, the Company did not originate for resale or sell mortgage loans to outside investors; therefore, a comparable gain was not recorded in the 2014 period. Other non-interest income for the six months ended June 30, 2015 included $1.4 million of insurance income added through the acquisition of LegacyTexas.

Non-interest Expense. Non-interest expense increased by $29.2 million, or 64.1%, to $74.7 million for the six months ended June 30, 2015 from $45.5 million for the six months ended June 30, 2014.

	Six Months Ended June 30,		Dollar Change	Percent Change
	2015	2014
	(Dollars in thousands)
Non-interest expense
Salaries and employee benefits	$45,520	$28,259	$17,261	61.1%
Merger and acquisition costs	1,553	821	732	89.2
Advertising	1,988	848	1,140	134.4
Occupancy and equipment	7,646	3,711	3,935	106.0
Outside professional services	1,375	1,011	364	36.0
Regulatory assessments	1,968	1,315	653	49.7
Data processing	5,332	3,370	1,962	58.2
Office operations	5,045	3,397	1,648	48.5
Other	4,258	2,773	1,485	53.6
	$74,685	$45,505	$29,180	64.1%

The increase in non-interest expense from the six months ended June 30, 2014 was driven by a $17.3 million, or 61.1%, increase in salaries and employee benefits expense, primarily due to the addition of 289 full-time equivalent employees related to the merger with LegacyTexas. Additionally, shortly following the completion of the LegacyTexas merger, certain senior managers from LegacyTexas who joined the Company received immediately-vested stock awards, which resulted in $600,000 of share-based compensation expense recognized during the six months ended June 30, 2015. Compared to the six months ended June 30, 2014, occupancy and equipment expense increased by $3.9 million, or 106.0%, and office operations expense increased by $1.6 million, or 48.5%, primarily due to the addition of LegacyTexas' 11 owned buildings and 14 leased spaces. Data processing expense increased by $2.0 million, or 58.2%, from the 2014 period, as the Company added LegacyTexas into their information technology infrastructure and upgraded various systems to enhance customer service and increase efficiency.
Income Tax Expense. For the six months ended June 30, 2015 we recognized income tax expense of $19.5 million on our pre-tax income, which was an effective tax rate of 34.8%, compared to income tax expense of $9.3 million for the six months ended June 30, 2014 which was an effective tax rate of 36.1%. The decrease in the effective tax rate was primarily due to non-deductible merger costs associated with the merger with LegacyTexas recognized in 2014, as well as increased amounts of tax-exempt income on municipal securities and bank-owned life insurance in 2015.

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

	Three Months Ended June 30,
	2015			2014
	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$1,850,134	$24,061	5.20%	$1,147,028	$15,654	5.46%
Warehouse Purchase Program	920,034	7,720	3.36	571,922	5,094	3.56
Commercial and industrial	1,248,447	14,811	4.75	590,353	6,168	4.18
Construction and land	214,038	3,347	6.25	25,517	377	5.91
Consumer real estate	805,573	10,292	5.11	477,451	5,925	4.96
Other consumer	83,296	1,143	5.49	44,162	670	6.07
Loans held for sale	19,414	177	3.65	—	—	—
Less: deferred fees and allowance for loan loss	(31,991)	—	—	(21,683)	—	—
Loans receivable [1]	5,108,945	61,551	4.82	2,834,750	33,888	4.78
Agency mortgage-backed securities	318,986	1,630	2.04	267,218	1,493	2.23
Agency collateralized mortgage obligations	118,649	574	1.94	171,330	943	2.20
Investment securities	116,597	772	2.65	69,582	578	3.32
FHLB and FRB stock	65,839	301	1.83	37,814	136	1.44
Interest-earning deposit accounts	164,499	139	0.34	118,529	71	0.24
Total interest-earning assets	5,893,515	64,967	4.41	3,499,223	37,109	4.24
Non-interest-earning assets	422,195			183,819
Total assets	$6,315,710			$3,683,042
Interest-bearing liabilities:
Interest-bearing demand	$701,592	838	0.48	$468,283	428	0.37
Savings and money market	1,806,857	748	0.17	1,000,243	738	0.30
Time	839,604	1,463	0.70	503,035	869	0.69
Borrowings	1,112,198	2,097	0.75	678,817	2,152	1.27
Total interest-bearing liabilities	4,460,251	5,146	0.46	2,650,378	4,187	0.63
Non-interest-bearing demand	1,024,108			414,746
Non-interest-bearing liabilities	68,854			63,417
Total liabilities	5,553,213			3,128,541
Total shareholders’ equity	762,497			554,501
Total liabilities and shareholders’ equity	$6,315,710			$3,683,042
Net interest income and margin		$59,821	4.06%		$32,922	3.76%
Net interest income and margin (tax-equivalent basis) [2]		$60,075	4.08%		$33,120	3.79%
Net interest rate spread			3.95%			3.61%
Net earning assets	$1,433,264			$848,845
Average interest-earning assets to average interest-bearing liabilities	132.13%			132.03%
[1]	Calculated net of deferred fees, loan discounts, loans in process and allowance for loan losses.
[2]
In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for 2015 and 2014. Tax-exempt investments and loans had an average balance of $101.1 million and $67.5 million for the three months ended June 30, 2015 and 2014, respectively.

	Six Months Ended June 30,
	2015			2014
	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$1,842,557	$48,360	5.25%	$1,133,474	$30,690	5.42%
Warehouse Purchase Program	804,407	13,496	3.36	509,773	9,156	3.59
Commercial and industrial	1,192,074	28,720	4.82	529,441	11,099	4.19
Construction and land	218,899	6,661	6.09	19,115	586	6.13
Consumer real estate	796,428	19,671	4.94	458,113	11,384	4.97
Other consumer	86,193	2,323	5.39	45,301	1,361	6.01
Loans held for sale	19,542	355	3.63	—	—	—
Less: deferred fees and allowance for loan loss	(30,552)	—	—	(21,228)	—	—
Loans receivable [1]	4,929,548	119,586	4.85	2,673,989	64,276	4.81
Agency mortgage-backed securities	321,780	3,372	2.10	271,368	3,012	2.22
Agency collateralized mortgage obligations	125,182	1,261	2.01	177,751	1,972	2.22
Investment securities	116,553	1,560	2.68	71,449	1,159	3.24
FHLB and FRB stock	56,764	509	1.79	33,661	266	1.58
Interest-earning deposit accounts	193,170	297	0.31	107,472	128	0.24
Total interest-earning assets	5,742,997	126,585	4.41	3,335,690	70,813	4.25
Non-interest-earning assets	426,567			184,072
Total assets	$6,169,564			$3,519,762
Interest-bearing liabilities:
Interest-bearing demand	$701,961	1,556	0.44	$464,535	850	0.37
Savings and money market	1,808,017	1,759	0.19	959,665	1,387	0.29
Time	829,881	2,861	0.69	498,142	1,789	0.72
Borrowings	997,964	4,262	0.85	572,362	4,280	1.50
Total interest-bearing liabilities	4,337,823	10,438	0.48	2,494,704	8,306	0.67
Non-interest-bearing demand	999,723			414,832
Non-interest-bearing liabilities	70,698			59,355
Total liabilities	5,408,244			2,968,891
Total shareholders’ equity	761,320			550,871
Total liabilities and shareholders’ equity	$6,169,564			$3,519,762
Net interest income and margin		$116,147	4.04%		$62,507	3.75%
Net interest income and margin (tax-equivalent basis) [2]		$116,652	4.06%		$62,904	3.77%
Net interest rate spread			3.93%			3.58%
Net earning assets	$1,405,174			$840,986
Average interest-earning assets to average interest-bearing liabilities	132.39%			133.71%
[1]	Calculated net of deferred fees, loan discounts, loans in process and allowance for loan losses.
[2]
In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for 2015 and 2014. Tax-exempt investments and loans had an average balance of $101.0 million and $67.8 million for the six months ended June 30, 2015 and 2014, respectively.

Rate/Volume Analysis
The following tables presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to outstanding balances and those due to changes in interest rates. The change in interest attributable to rate has been determined by applying the change in rate between periods to average balances outstanding in the earlier period. The change in interest due to volume has been determined by applying the rate from the earlier period to the change in average balances outstanding between periods. Changes attributable to both rate and volume which cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Three Months Ended June 30,
	2015 versus 2014
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$9,176	$(769)	$8,407
Warehouse Purchase Program	2,937	(311)	2,626
Commercial and industrial	7,706	937	8,643
Construction and land	2,947	23	2,970
Consumer real estate	4,187	180	4,367
Other consumer	543	(70)	473
Loans held for sale	177	—	177
Loans receivable	27,673	(10)	27,663
Agency mortgage-backed securities	272	(135)	137
Agency collateralized mortgage obligations	(265)	(104)	(369)
Investment securities	330	(136)	194
FHLB and FRB stock	121	44	165
Interest-earning deposit accounts	33	35	68
Total interest-earning assets	28,164	(306)	27,858
Interest-bearing liabilities:
Interest-bearing demand	254	156	410
Savings and money market	426	(416)	10
Time	586	8	594
Borrowings	1,033	(1,088)	(55)
Total interest-bearing liabilities	2,299	(1,340)	959
Net interest income	$25,865	$1,034	$26,899

	Six Months Ended June 30,
	2015 versus 2014
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$18,638	$(968)	$17,670
Warehouse Purchase Program	4,979	(639)	4,340
Commercial and industrial	15,744	1,877	17,621
Construction and land	6,079	(4)	6,075
Consumer real estate	8,356	(69)	8,287
Other consumer	1,115	(153)	962
Loans held for sale	355	—	355
Loans receivable	55,266	44	55,310
Agency mortgage-backed securities	536	(176)	360
Agency collateralized mortgage obligations	(542)	(169)	(711)
Investment securities	631	(230)	401
FHLB and FRB stock	203	40	243
Interest-earning deposit accounts	124	45	169
Total interest-earning assets	56,218	(446)	55,772
Interest-bearing liabilities:
Interest-bearing demand	499	207	706
Savings and money market	934	(562)	372
Time	1,146	(74)	1,072
Borrowings	2,317	(2,335)	(18)
Total interest-bearing liabilities	4,896	(2,764)	2,132
Net interest income	$51,322	$2,318	$53,640

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
In addition to the primary sources of funds, management has several secondary sources available to meet potential funding requirements. At June 30, 2015, the Company had an additional borrowing capacity of $587.1 million with the FHLB. Also, at June 30, 2015, the Company had $250.0 million in federal funds lines of credit available with other financial institutions. The Company may also use the discount window at the Federal Reserve Bank as a source of short-term funding. Federal Reserve Bank borrowing capacity varies based upon securities pledged to the discount window line. At June 30, 2015, securities pledged had a collateral value of $43.3 million.
At June 30, 2015, the Company had classified 55.2% of its securities portfolio as available for sale (including pledged securities), providing an additional source of liquidity. Management believes that because active markets exist and our securities portfolio is of high quality, our available for sale securities are marketable. Selling participations in loans we originate, including portions of commercial real estate loans, creates another source of liquidity and allows us to manage borrower concentration risk as well as interest rate risk.
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
Management recognizes that the factors and conditions leading up to and occurring during a liquidity stress event cannot be precisely defined or listed. Nevertheless, management believes that liquidity stress events can be categorized into sources and uses of liquidity, and levels of severity, with responses that apply to various situations.
The Company, which is a separate legal entity from the Bank and must provide for its own liquidity, had liquid assets of $11.0 million on an unconsolidated basis at June 30, 2015. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders as well as for any Company stock repurchases. The Company has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. See “How We Are Regulated - Limitations on Dividends and Other Capital Distributions” under Item 1 and Note 18 of the Notes to Consolidated Financial Statements contained in Item 8 of the Company's 2014 Form 10-K.
The Company uses its sources of funds primarily to meet its expenses, pay maturing deposits and fund withdrawals, and to fund loan commitments. Total approved loan commitments (including Warehouse Purchase Program commitments, unused lines of credit and letters of credit) amounted to $1.47 billion and $942.6 million at June 30, 2015, and December 31, 2014, respectively. It is management's policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Company. Certificates of deposit scheduled to mature in one year or less at June 30, 2015 totaled $604.6 million with a weighted average rate of 0.56%.
During the six months ended June 30, 2015, cash and cash equivalents increased by $60.0 million, or 45.4%, to $192.0 million at June 30, 2015 from $132.0 million at December 31, 2014. Operating activities provided cash of $55.0 million and financing activities provided cash of $524.8 million, which was partially offset by cash used in investing activities of $519.8 million. Primary sources of cash for the six months ended June 30, 2015 included proceeds from pay-offs of Warehouse Purchase Program loans totaling $7.69 billion and proceeds from FHLB advances of $1.08 billion. Primary uses of cash for the six months ended June 30, 2015 included originations of Warehouse Purchase Program loans totaling $7.99 billion, repayments on FHLB advances of $720.6 million and net fundings of loans held for investment totaling $356.8 million.

Please see Item 1A (Risk Factors) under Part 1 of the Company's 2014 Form 10-K for information regarding liquidity risk.
Off-Balance Sheet Arrangements, Contractual Obligations and Commitments

The following table presents our longer term, non-deposit related, contractual obligations and commitments to extend credit to our borrowers, in aggregate and by payment due dates (not including any interest amounts). In addition to the commitments below, the Company had overdraft protection available to its depositors in the amount of $104.1 million and credit card guarantees outstanding in the amount of $655,000 at June 30, 2015.

	June 30, 2015
	Less than One Year	One through Three Years	Four through Five Years	After Five Years	Total
	(Dollars in thousands)
Contractual obligations:
Deposits without a stated maturity	$3,652,651	$—	$—	$—	$3,652,651
Certificates of deposit (gross of purchase accounting discount of $457)	604,555	224,817	46,143	74	875,589
FHLB advances (gross of restructuring prepayment penalty of $809)	1,134,576	72,597	8,318	2,623	1,218,114
Repurchase agreements	41,172	25,000	—	—	66,172
Subordinated debt (gross of purchase accounting discount of $3,990)	—	—	—	15,464	15,464
Private equity fund for Community Reinvestment Act purposes	3,420	—	—	—	3,420
Operating leases (premises)	6,024	9,567	6,404	16,210	38,205
Total contractual obligations	$5,442,398	$331,981	$60,865	$34,371	5,869,615
Off-balance sheet loan commitments: [1]
Unused commitments to extend credit	$636,012	$300,676	$122,926	$69,240	1,128,854
Unused capacity on Warehouse Purchase Program loans	323,003	—	—	—	323,003
Standby letters of credit	9,985	7,474	—	—	17,459
Total loan commitments	$969,000	$308,150	$122,926	$69,240	1,469,316
Total contractual obligations and loan commitments					$7,338,931
[1] Loans having no stated maturity are reported in the “Less than One Year” category.

Capital Resources

At December 31, 2014, the Bank and the Company were subject to minimum capital requirements imposed by the OCC and the FRB. Effective on January 1, 2015, upon completion of the merger with LegacyTexas, the Bank was merged into LegacyTexas Bank, with regulatory oversight by the TDOB and the FRB. Consistent with our goal to operate a sound and profitable organization, our policy is for the Company and its subsidiary bank to maintain “well-capitalized” status under the FRB regulations. Based on capital levels at June 30, 2015, and December 31, 2014 the Bank and the Company were considered to be well-capitalized.

At June 30, 2015, the Bank's equity totaled $755.5 million. The Company's consolidated equity totaled $776.9 million, or 11.6% of total assets, at June 30, 2015.

	Actual		Required for Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2015	(Dollars in thousands)
Total risk-based capital
Company	$638,505	10.91%	$468,358	8.00%	$585,447	10.00%
Bank	605,606	10.34	468,344	8.00	585,430	10.00
Tier 1 risk-based capital
Company	607,638	10.38	351,268	6.00	468,358	8.00
Bank	574,739	9.82	351,258	6.00	468,344	8.00
Common equity tier 1 risk-based capital
Company	596,164	10.18	263,451	4.50	380,540	6.50
Bank	574,739	9.82	263,444	4.50	380,530	6.50
Tier 1 leverage
Company	607,638	9.91	245,333	4.00	306,666	5.00
Bank	574,739	9.37	245,345	4.00	306,681	5.00

December 31, 2014
Total risk-based capital
Company	$562,448	15.87%	$283,618	8.00%	$354,522	10.00%
Bank	495,171	13.98	283,314	8.00	354,142	10.00
Tier 1 risk-based capital
Company	536,899	15.14	141,809	4.00	212,713	6.00
Bank	469,622	13.26	141,657	4.00	212,485	6.00
Tier 1 leverage
Company	536,899	13.86	154,900	4.00	193,625	5.00
Bank	469,622	12.13	154,910	4.00	193,638	5.00

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
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
The Bank calculates interest rate risk by entering relevant contractual and projected information into its asset/liability management software simulation model. Data required by the model includes balance, rate, pay down schedule, and maturity. For items that contractually reprice, the repricing index, spread, and frequency are entered, including any initial, periodic, and lifetime interest rate caps and floors.
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
As part of its efforts to monitor and manage interest rate risk, the Bank uses the economic value of equity (“EVE”) methodology adopted by the Federal Financial Institutions Examination Council ("FFEIC") as part of its capital regulations. In essence, the EVE approach calculates the difference between the present value of expected cash flows from assets and liabilities. In addition to monitoring selected measures of EVE, management also calculates and monitors potential effects on net interest income resulting from increases or decreases in market interest rates. This approach uses the earnings at risk (“EAR”) methodology adopted by the Joint Agency Policy Statement on Interest Rate Risk as part of its capital regulations. EAR calculates estimated net interest income using a flat balance sheet approach over a twelve month time horizon. The EAR process is used in conjunction with EVE measures to identify interest rate risk on both a global and account level basis. Management and the Board of Directors review EVE and EAR measurements at least quarterly to review historical trends, projected measurements, and to determine whether the Bank's interest rate exposure is within the limits established by the Board of Directors.

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
As illustrated in the tables below, the Bank was within policy limits for all scenarios tested. The tables presented below, as of June 30, 2015, and December 31, 2014, are internal analyses of our interest rate risk as measured by changes in EVE and EAR for instantaneous, parallel, and sustained shifts for all market rates and yield curves, in 100 basis point increments, up 400 basis points and down 100 basis points.
As illustrated in the tables below, our EVE would be negatively impacted by a parallel, instantaneous, and sustained increase in market rates. Such an increase in rates would negatively impact EVE as a result of the duration of assets, including loans and investments, being longer than the duration of liabilities, primarily deposit accounts and FHLB borrowings. As illustrated in the table below, at June 30, 2015, our EAR would be negatively impacted by a parallel, instantaneous, and sustained increase in market rates of 200, 300, or 400 basis points. As market interest rates rise and variable liability rates are modeled to increase faster than assets mature or reprice.

June 30, 2015
Change in Interest Rates in Basis Points	Economic Value of Equity				Earnings at Risk (12 months)
	Estimated EVE	Estimated Increase / (Decrease) in EVE		EVE Ratio %	Estimated Net Interest Income	Increase / (Decrease) in Estimated Net Interest Income
	$ Amount	$ Change	% Change		$ Amount	$ Change	% Change
	(Dollars in thousands)
400	833,698	(69,127)	(7.66)	13.59	238,095	(4,481)	(1.85)
300	855,544	(47,281)	(5.24)	13.72	237,199	(5,377)	(2.22)
200	873,056	(29,769)	(3.30)	13.78	236,238	(6,338)	(2.61)
100	890,819	(12,006)	(1.33)	13.82	235,450	(7,126)	(2.94)
—	902,825	—	—	13.78	242,576	—	—
(100)	885,250	(17,575)	(1.95)	13.28	238,430	(4,146)	(1.71)

December 31, 2014
Change in Interest Rates in Basis Points	Economic Value of Equity				Earnings at Risk (12 months)
	Estimated EVE	Estimated Increase / (Decrease) in EVE		EVE Ratio %	Estimated Net Interest Income	Increase / (Decrease) in Estimated Net Interest Income
	$ Amount	$ Change	% Change		$ Amount	$ Change	% Change
	(Dollars in thousands)
400	605,514	(60,025)	(9.02)	15.59	162,556	15,223	10.33
300	630,460	(35,079)	(5.27)	15.90	157,116	9,783	6.64
200	643,841	(21,698)	(3.26)	15.94	151,746	4,413	3.00
100	656,792	(8,747)	(1.31)	15.95	146,275	(1,058)	(0.72)
—	665,539	—	—	15.87	147,333	—	—
(100)	677,979	12,440	1.87	15.83	143,450	(3,883)	(2.64)

The Bank's EVE was $902.8 million, or 13.78%, of the market value of portfolio assets as of June 30, 2015, a $237.3 million increase from $665.5 million, or 15.87%, of the market value of portfolio assets as of December 31, 2014. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $29.8 million decrease in our EVE at June 30, 2015 compared to a $21.7 million decrease at December 31, 2014, and would result in no change to our EVE ratio of 13.78% at June 30, 2015 compared to a seven basis point increase to 15.94% at December 31, 2014. An immediate 100 basis point decrease in market interest rates would result in a $17.6 million decrease in our EVE at June 30, 2015 compared to a $12.4 million increase at December 31, 2014, and would result in a 50 basis point decrease in our EVE ratio to 13.28% at June 30, 2015, as compared to a four basis point decrease in our EVE ratio to 15.83% at December 31, 2014.
The Bank's projected EAR for the twelve months ending June 30, 2016 is $242.6 million, compared to $147.3 million for the twelve months ending December 31, 2015. Based on the assumptions utilized, an immediate 200 basis point increase in market rates would result in a $6.3 million, or 2.61%, decrease in net interest income for the twelve months ending June 30, 2016 compared to a $4.4 million, or 3.00%, increase for the twelve months ending December 31, 2015. An immediate 100 basis point decrease in market rates would result in a $4.1 million decrease in net interest income for the twelve months ending June 30, 2016 compared to a $3.9 million decrease for the twelve months ending December 31, 2015. In May 2015, we increased non-maturity deposit betas utilized in our interest rate risk model. The primary goal is to model anticipated higher sensitivities due to the current prolonged low rate environment and the signaled impending rate rise from the Federal Reserve.
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

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2015. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company's internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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
The Company did not repurchase any of its common stock during the quarter ended June 30, 2015.

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

101*
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Condensed Notes to Unaudited Consolidated Interim Financial Statements.

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
LegacyTexas Financial Group, Inc.
(Registrant)

Date:	July 29, 2015	By:	/s/ Kevin J. Hanigan
Kevin J. Hanigan,
President and Chief Executive Officer
(Duly Authorized Officer)

Date:	July 29, 2015	By:	/s/ J. Mays Davenport
J. Mays Davenport
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibits:

31.1	Certification of the Chief Executive Officer
31.2	Certification of the Chief Financial Officer
32.0	Section 1350 Certifications
101*
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Condensed Notes to Unaudited Consolidated Interim Financial Statements.*

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.