Form 10-Q
period 2015-09-30
LegacyTexas Financial Group, Inc.
filed 2015-10-27
CIK 1487052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class: Common Stock	Shares Outstanding as of October 26, 2015:
47,640,193

LEGACYTEXAS FINANCIAL GROUP, INC.
FORM 10-Q
September 30, 2015

PART 1 - FINANCIAL INFORMATION        Item 1. Financial Statements
LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	September 30,	December 31,
	2015	2014
ASSETS	(unaudited)
Cash and due from financial institutions	$47,720	$28,416
Short-term interest-bearing deposits in other financial institutions	193,994	103,605
Total cash and cash equivalents	241,714	132,021
Securities available for sale, at fair value	318,219	199,699
Securities held to maturity (fair value: September 30, 2015 — $258,795, December 31, 2014— $251,112)	249,838	241,920
Loans held for sale, at fair value	22,802	—
Loans held for investment:
Loans held for investment (net of allowance for loan losses of $36,382 at September 30, 2015 and $25,549 at December 31, 2014)	4,649,215	2,605,204
Loans held for investment - Warehouse Purchase Program	960,377	786,416
Total loans held for investment	5,609,592	3,391,620
FHLB stock and other restricted securities, at cost	63,891	44,084
Bank-owned life insurance	54,920	36,193
Premises and equipment, net	79,153	48,743
Goodwill	180,632	29,650
Other assets	58,082	40,184
Total assets	$6,878,843	$4,164,114
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand	$1,136,255	$494,376
Interest-bearing demand	750,551	472,703
Savings and money market	1,982,729	1,176,749
Time	900,515	513,981
Total deposits	4,770,050	2,657,809
FHLB advances	1,152,916	862,907
Repurchase agreements	71,643	25,000
Subordinated debt	11,522	—
Other liabilities	80,075	50,175
Total liabilities	6,086,206	3,595,891
Commitments and contingent liabilities
Shareholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized; 0 shares issued — September 30, 2015 and December 31, 2014	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; 47,640,193 shares issued — September 30, 2015 and 40,014,851 shares issued — December 31, 2014	476	400
Additional paid-in capital	573,929	386,549
Retained earnings	230,720	195,327
Accumulated other comprehensive income, net	1,395	930
Unearned Employee Stock Ownership Plan (ESOP) shares; 1,411,505 shares at September 30, 2015 and 1,549,651 shares at December 31, 2014	(13,883)	(14,983)
Total shareholders’ equity	792,637	568,223
Total liabilities and shareholders’ equity	$6,878,843	$4,164,114

See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest and dividend income
Loans, including fees	$63,025	$35,872	$182,611	$100,148
Taxable securities	2,292	2,225	7,043	7,243
Nontaxable securities	773	562	2,215	1,687
Interest-bearing deposits in other financial institutions	137	57	421	185
FHLB and Federal Reserve Bank stock and other	298	139	820	405
	66,525	38,855	193,110	109,668
Interest expense
Deposits	3,382	2,021	9,558	6,047
FHLB advances	1,606	1,957	5,086	5,832
Repurchase agreements and other borrowings	349	207	1,131	612
	5,337	4,185	15,775	12,491
Net interest income	61,188	34,670	177,335	97,177
Provision for loan losses	7,515	2,511	14,265	4,084
Net interest income after provision for loan losses	53,673	32,159	163,070	93,093
Non-interest income
Service charges and other fees	8,195	4,798	22,895	14,419
Net gain on sale of mortgage loans	1,944	—	6,137	—
Bank-owned life insurance income	424	147	1,267	445
Gain (loss) on sale of available-for-sale securities (reclassified from accumulated other comprehensive income for unrealized gains on available-for-sale securities)	(25)	—	186	—
Gain (loss) on sale and disposition of assets	228	(85)	685	643
Other	1,085	198	2,052	(58)
	11,851	5,058	33,222	15,449
Non-interest expense
Salaries and employee benefits	23,633	13,661	69,153	41,920
Merger and acquisition costs	—	1,188	1,553	2,009
Advertising	645	262	2,633	1,110
Occupancy and equipment	3,622	1,807	11,268	5,518
Outside professional services	934	569	2,309	1,580
Regulatory assessments	1,026	698	2,994	2,013
Data processing	2,830	1,739	8,162	5,109
Office operations	2,879	1,566	7,924	4,963
Other	2,258	1,301	6,516	4,074
	37,827	22,791	112,512	68,296
Income before income tax expense	27,697	14,426	83,780	40,246
Income tax expense (items reclassified from accumulated other comprehensive income include an income tax benefit of $9 for the three months ended September 30, 2015 and an income tax expense of $65 for the nine months ended September 30, 2015)	9,802	5,114	29,310	14,434
Net income	$17,895	$9,312	$54,470	$25,812
Earnings per share:
Basic	$0.39	$0.24	$1.18	$0.67
Diluted	$0.38	$0.24	$1.17	$0.67
Dividends declared per share	$0.14	$0.12	$0.40	$0.36

See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$17,895	$9,312	$54,470	$25,812
Change in unrealized gains (losses) on securities available for sale	1,936	(206)	902	1,569
Reclassification of amount realized through sale of securities	25	—	(186)	—
Tax effect	(688)	71	(251)	(551)
Other comprehensive income (loss), net of tax	1,273	(135)	465	1,018
Comprehensive income	$19,168	$9,177	$54,935	$26,830
See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)
(Dollars in thousands, except share and per share data)

For the nine months ended September 30, 2014	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at January 1, 2014	$399	$377,657	$183,236	$(383)	$(16,449)	$544,460
Net income	—	—	25,812	—	—	25,812
Other comprehensive income, net of tax	—	—	—	1,018	—	1,018
Dividends declared ($0.36 per share)	—	—	(14,385)	—	—	(14,385)
ESOP shares earned (138,146 shares)	—	2,482	—	—	1,099	3,581
Share-based compensation expense	—	2,698	—	—	—	2,698
Net issuance of common stock under employee stock plans (68,125 shares)	1	942	—	—	—	943
Balance at September 30, 2014	$400	$383,779	$194,663	$635	$(15,350)	$564,127

For the nine months ended September 30, 2015
Balance at January 1, 2015	$400	$386,549	$195,327	$930	$(14,983)	$568,223
Net income	—	—	54,470	—	—	54,470
Other comprehensive income, net of tax	—	—	—	465	—	465
Dividends declared ($0.40 per share)	—	—	(19,077)	—	—	(19,077)
ESOP shares earned (138,146 shares)	—	2,484	—	—	1,100	3,584
Share-based compensation expense	—	4,569	—	—	—	4,569
Net issuance of common stock under employee stock plans (133,222 shares)	1	1,167	—	—	—	1,168
Share repurchase (357,950 shares)	(4)	(7,985)	—	—	—	(7,989)
Acquisition of LegacyTexas Group, Inc. (7,850,070 shares)	79	187,145	—	—	—	187,224
Balance at September 30, 2015	$476	$573,929	$230,720	$1,395	$(13,883)	$792,637

See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net income	$54,470	$25,812
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	14,265	4,084
Depreciation and amortization	5,452	3,301
Deferred tax expense	3,189	2,042
Premium amortization and accretion of securities, net	3,166	2,653
Accretion related to acquired loans	(8,565)	(1,198)
Gain on sale of available for sale securities	(186)	—
ESOP compensation expense	3,584	3,581
Share-based compensation expense	4,569	2,698
Net gain on loans held for sale	(6,137)	—
Loans originated or purchased for sale	(174,201)	—
Proceeds from sale of loans held for sale	175,175	—
FHLB stock dividends	(111)	(70)
Bank-owned life insurance income	(1,267)	(445)
(Gain) loss on sale and disposition of assets	(232)	134
Net change in deferred loan fees	302	921
Net change in accrued interest receivable	(1,791)	(284)
Net change in other assets	7,065	1,279
Net change in other liabilities	9,891	12,638
Net cash provided by operating activities	88,638	57,146
Cash flows from investing activities
Available-for-sale securities:
Maturities, prepayments and calls	998,967	1,176,311
Purchases	(1,016,762)	(1,139,501)
Proceeds from sale of AFS securities	17,947	—
Held-to-maturity securities:
Maturities, prepayments and calls	38,891	44,590
Purchases	(14,180)	(5,919)
Originations of Warehouse Purchase Program loans	(11,932,205)	(8,708,357)
Proceeds from pay-offs of Warehouse Purchase Program loans	11,758,244	8,645,203
Net change in loans held for investment, excluding Warehouse Purchase Program loans	(651,141)	(439,229)
Purchase of FHLB and Federal Reserve Bank stock	(15,384)	(6,520)
Cash received in excess of cash paid for acquisition of LegacyTexas Group, Inc.	128,598	—
Purchases of premises and equipment	(4,164)	(916)
Proceeds from sale of assets	8,511	508
Net cash (used in) investing activities	(682,678)	(433,830)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from financing activities
Net change in deposits	484,201	231,829
Proceeds from FHLB advances	1,040,000	620,000
Repayments on FHLB advances	(749,991)	(459,392)
Share repurchase	(7,989)	—
Repayments of borrowings	(44,579)	—
Payment of dividends	(19,077)	(14,385)
Proceeds from stock option exercises	1,168	943
Net cash provided by financing activities	703,733	378,995
Net change in cash and cash equivalents	109,693	2,311
Beginning cash and cash equivalents	132,021	87,974
Ending cash and cash equivalents	$241,714	$90,285
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$906	$409
Common stock issued in consideration of LegacyTexas Group, Inc. acquisition	187,224	—
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
Upon completion of the acquisition of LegacyTexas Group, Inc. on January 1, 2015, the Company entered into a new trading plan with Sandler O’Neill & Partners, LP in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to facilitate repurchases of its common stock pursuant to the above mentioned stock repurchase program. No shares were repurchased in the second or third quarter of 2015. During the first quarter of 2015, 357,950 shares were repurchased and retired at an average price of $22.32.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 3 - EARNINGS PER COMMON SHARE
Basic earnings per common share is computed by dividing net income (which has been adjusted for distributed and undistributed earnings to participating securities) by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unvested restricted stock awards. Unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in ASC 260-10-45-60B. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock awards and options) were exercised or converted to common stock, or resulted in the issuance of common stock that then shared in the Company’s earnings. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unexercised stock options and unvested restricted stock awards. The dilutive effect of the unexercised stock options and unvested restricted stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. A reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic earnings per share:
Numerator:
Net income	$17,895	$9,312	$54,470	$25,812
Distributed and undistributed earnings to participating securities	(127)	(97)	(426)	(285)
Income available to common shareholders	$17,768	$9,215	$54,044	$25,527
Denominator:
Weighted average common shares outstanding	47,633,320	39,998,205	47,664,665	39,969,234
Less: Average unallocated ESOP shares	(1,441,870)	(1,626,065)	(1,487,465)	(1,671,660)
Average unvested restricted stock awards	(328,610)	(400,350)	(361,099)	(423,144)
Average shares for basic earnings per share	45,862,840	37,971,790	45,816,101	37,874,430
Basic earnings per common share	$0.39	$0.24	$1.18	$0.67
Diluted earnings per share:
Numerator:
Income available to common shareholders	$17,768	$9,215	$54,044	$25,527
Denominator:
Average shares for basic earnings per share	45,862,840	37,971,790	45,816,101	37,874,430
Dilutive effect of share-based compensation plan	325,621	231,718	257,158	246,667
Average shares for diluted earnings per share	46,188,461	38,203,508	46,073,259	38,121,097
Diluted earnings per common share	$0.38	$0.24	$1.17	$0.67
Share awards excluded in the computation of diluted earnings per share because the exercise price was greater than the common stock average market price and were therefore antidilutive	920,000	367,780	1,012,971	416,890

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 4 - SECURITIES
The amortized cost, related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss), and the fair value of securities available for sale were as follows:

September 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency residential mortgage-backed securities [1]	$224,702	$1,734	$214	$226,222
Agency residential collateralized mortgage obligations [1]	35,686	153	102	35,737
US government and agency securities	15,064	187	—	15,251
Municipal bonds	40,619	492	102	41,009
Total securities	$316,071	$2,566	$418	$318,219
December 31, 2014
Agency residential mortgage-backed securities [1]	$144,368	$1,760	$610	$145,518
Agency residential collateralized mortgage obligations [1]	50,424	211	81	50,554
US government and agency securities	3,475	152	—	3,627
Total securities	$198,267	$2,123	$691	$199,699
1 Mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
The carrying amount, unrealized gains and losses, and fair value of securities held to maturity were as follows:

September 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency residential mortgage-backed securities [1]	$91,627	$2,555	$18	$94,164
Agency commercial mortgage-backed securities [1]	24,964	1,476	—	26,440
Agency residential collateralized mortgage obligations [1]	64,732	1,670	55	66,347
Municipal bonds	68,515	3,500	171	71,844
Total securities	$249,838	$9,201	$244	$258,795

December 31, 2014
Agency residential mortgage-backed securities [1]	$63,161	$3,124	$13	$66,272
Agency commercial mortgage-backed securities [1]	25,301	1,144	49	26,396
Agency residential collateralized mortgage obligations [1]	86,470	1,766	80	88,156
Municipal bonds	66,988	3,535	235	70,288
Total securities	$241,920	$9,569	$377	$251,112
1 Mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The carrying amount and fair value of held to maturity debt securities and the fair value of available for sale debt securities at September 30, 2015 by contractual maturity are set forth in the table below. Securities with contractual payments not due at a single maturity date, including mortgage-backed securities and collateralized mortgage obligations, are shown separately.

	Held to maturity		Available for sale
	Carrying Amount	Fair Value	Fair Value
Due in one year or less	$1,948	$1,977	$3,343
Due after one to five years	7,362	7,734	23,923
Due after five to ten years	46,684	49,617	17,987
Due after ten years	12,521	12,516	11,007
Agency residential mortgage-backed securities	91,627	94,164	226,222
Agency commercial mortgage-backed securities	24,964	26,440	—
Agency residential collateralized mortgage obligations	64,732	66,347	35,737
Total	$249,838	$258,795	$318,219

Securities with a carrying value of $265,654 and $250,525 at September 30, 2015 and December 31, 2014, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.
Sales activity of securities for the three and nine months ended September 30, 2015 and 2014 was as follows. All securities sold were classified as available for sale.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Proceeds	$1,366	$—	$17,947	$—
Gross gains	—	—	211	—
Gross losses	25	—	25	—
Gains and losses on the sale of securities classified as available for sale are recorded on the trade date using the specific-identification method.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Securities with unrealized losses at September 30, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

AFS	Less than 12 Months		12 Months or More		Total
September 30, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency residential mortgage-backed securities [1]	$40,026	$127	$11,068	$87	$51,094	$214
Agency residential collateralized mortgage obligations [1]	11,754	51	3,910	51	15,664	102
Municipal bonds	5,578	102	—	—	5,578	102
Total temporarily impaired	$57,358	$280	$14,978	$138	$72,336	$418
December 31, 2014
Agency residential mortgage-backed securities [1]	$6,534	$14	$50,729	$596	$57,263	$610
Agency residential collateralized mortgage obligations [1]	9,499	38	4,769	43	14,268	81
Total temporarily impaired	$16,033	$52	$55,498	$639	$71,531	$691

HTM	Less than 12 Months		12 Months or More		Total
September 30, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency residential mortgage-backed securities [1]	$1,256	$18	$—	$—	$1,256	$18
Agency residential collateralized mortgage obligations [1]	1,457	12	3,187	43	4,644	55
Municipal bonds	1,916	24	6,286	147	8,202	171
Total temporarily impaired	$4,629	$54	$9,473	$190	$14,102	$244
December 31, 2014
Agency residential mortgage-backed securities [1]	$—	$—	$3,430	$13	$3,430	$13
Agency commercial mortgage-backed securities [1]	—	—	3,895	49	3,895	49
Agency residential collateralized mortgage obligations [1]	8,984	33	4,697	47	13,681	80
Municipal bonds	—	—	11,415	235	11,415	235
Total temporarily impaired	$8,984	$33	$23,437	$344	$32,421	$377
1 Mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
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
As of September 30, 2015, 61 securities had unrealized losses, 21 of which had been in an unrealized loss position for over 12 months at September 30, 2015. The Company does not believe these unrealized losses are other-than-temporary and, at September 30, 2015, had the intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. All principal and interest payments are being received on time and in full.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 5 - LOANS
Loans consist of the following:

	September 30, 2015	December 31, 2014

Loans held for sale	$22,802	$—

Loans held for investment:
Commercial real estate	$2,035,631	$1,265,868
Commercial and industrial	1,437,241	781,824
Construction and land	260,433	21,298
Consumer real estate	880,532	524,199
Other consumer	74,989	40,491
Gross loans held for investment, excluding Warehouse Purchase Program	4,688,826	2,633,680
Net of:
Deferred fees and discounts, net	(3,229)	(2,927)
Allowance for loan losses	(36,382)	(25,549)
Net loans held for investment, excluding Warehouse Purchase Program	4,649,215	2,605,204
Warehouse Purchase Program	960,377	786,416
Total loans held for investment	$5,609,592	$3,391,620

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Activity in the allowance for loan losses for the three and nine months ended September 30, 2015 and 2014, segregated by portfolio segment and evaluation for impairment, is set forth below. All Warehouse Purchase Program loans are collectively evaluated for impairment and are purchased under several contractual requirements, providing safeguards to the Company. These safeguards include the requirement that our mortgage company customers have a takeout commitment for each loan and multiple investors for purchases. To date, the Company has not experienced a loss on these loans and no allowance for loan losses has been allocated to them. At September 30, 2015 and 2014, the allowance for loan impairment related to purchased credit impaired ("PCI") loans totaled $139 and $182, respectively.

For the three months ended September 30, 2015	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance - July 1, 2015	$11,285	$13,221	$1,531	$4,120	$710	$30,867
Charge-offs	(9)	(1,649)	—	(106)	(360)	(2,124)
Recoveries	3	23	—	6	92	124
Provision expense	1,789	4,019	888	252	567	7,515
Ending balance - September 30, 2015	$13,068	$15,614	$2,419	$4,272	$1,009	$36,382

For the nine months ended September 30, 2015	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance - January 1, 2015	$11,830	$9,068	$174	$4,069	$408	$25,549
Charge-offs	(91)	(2,690)	—	(321)	(883)	(3,985)
Recoveries	24	124	—	66	339	553
Provision expense	1,305	9,112	2,245	458	1,145	14,265
Ending balance - September 30, 2015	$13,068	$15,614	$2,419	$4,272	$1,009	$36,382
Allowance ending balance:
Individually evaluated for impairment	$888	$1,426	$—	$80	$85	$2,479
Collectively evaluated for impairment	12,180	14,188	2,419	4,192	924	33,903
Loans:
Individually evaluated for impairment	13,880	41,805	39	5,571	160	61,455
Collectively evaluated for impairment	2,011,101	1,395,066	260,394	874,115	74,514	4,615,190
PCI loans	10,650	370	—	846	315	12,181
Ending balance	$2,035,631	$1,437,241	$260,433	$880,532	$74,989	$4,688,826

For the three months ended September 30, 2014	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance - July 1, 2014	$11,186	$5,285	$252	$3,339	$378	$20,440
Charge-offs	—	(171)	(51)	(81)	(190)	(493)
Recoveries	—	19	1	12	95	127
Provision expense (benefit)	488	1,058	(59)	910	114	2,511
Ending balance - September 30, 2014	$11,674	$6,191	$143	$4,180	$397	$22,585

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

For the nine months ended September 30, 2014	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance - January 1, 2014	$10,944	$4,536	$212	$3,280	$386	$19,358
Charge-offs	—	(473)	(51)	(237)	(497)	(1,258)
Recoveries	—	76	1	37	287	401
Provision expense (benefit)	730	2,052	(19)	1,100	221	4,084
Ending balance - September 30, 2014	$11,674	$6,191	$143	$4,180	$397	$22,585
Allowance ending balance:
Individually evaluated for impairment	$835	$1,595	$—	$416	$4	$2,850
Collectively evaluated for impairment	10,839	4,596	143	3,764	393	19,735
Loans:
Individually evaluated for impairment	8,158	6,485	104	5,393	340	20,480
Collectively evaluated for impairment	1,206,151	688,868	16,796	509,206	40,973	2,461,994
PCI loans	5,127	190	—	1,107	165	6,589
Ending balance	$1,219,436	$695,543	$16,900	$515,706	$41,478	$2,489,063
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
Impaired loans at September 30, 2015 and December 31, 2014, were as follows 1:

September 30, 2015	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial real estate	$14,378	$10,529	$3,351	$13,880	$829
Commercial and industrial	44,302	38,268	3,537	41,805	1,418
Construction and land	43	39	—	39	—
Consumer real estate	6,120	5,408	163	5,571	20
Other consumer	238	60	100	160	73
Total	$65,081	$54,304	$7,151	$61,455	$2,340
December 31, 2014
Commercial real estate	$8,372	$4,162	$3,243	$7,405	$784
Commercial and industrial	7,043	2,008	3,921	5,929	1,768
Construction and land	109	103	—	103	—
Consumer real estate	6,037	4,735	872	5,607	161
Other consumer	336	282	2	284	2
Total	$21,897	$11,290	$8,038	$19,328	$2,715
1 No Warehouse Purchase Program loans were impaired at September 30, 2015 or December 31, 2014. Loans reported do not include PCI loans.
Income on impaired loans at September 30, 2015 and 2014, was as follows1:

September 30, 2015	Current Quarter Average Recorded Investment	Year-to-Date Average Recorded Investment	Current Quarter Interest Income Recognized	Year-to-Date Interest Income Recognized
Commercial real estate	$6,394	$6,705	$3	$22
Commercial and industrial	27,446	15,444	2	7
Construction and land	65	99	—	—
Consumer real estate	5,253	5,320	1	6
Other consumer	172	221	—	2
Total	$39,330	$27,789	$6	$37
September 30, 2014
Commercial real estate	$8,114	$8,043	$9	$12
Commercial and industrial	6,209	6,018	3	9
Construction and land	94	31	—	—
Consumer real estate	5,252	4,802	8	31
Other consumer	396	482	2	4
Total	$20,065	$19,376	$22	$56
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
Loans past due over 90 days that were still accruing interest totaled $139 at September 30, 2015 and $612 at December 31, 2014, which consisted entirely of PCI loans. At September 30, 2015, no PCI loans were considered non-performing loans. No Warehouse Purchase Program loans were non-performing at September 30, 2015 or December 31, 2014. Non-performing (nonaccrual) loans were as follows:

	September 30, 2015	December 31, 2014
Commercial real estate	$13,717	$6,703
Commercial and industrial	41,538	5,778
Construction and land	39	149
Consumer real estate	10,894	10,591
Other consumer	225	286
Total	$66,413	$23,507

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

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The outstanding balances of TDRs are shown below:

	September 30, 2015	December 31, 2014
Nonaccrual TDRs(1)	$8,961	$12,982
Performing TDRs (2)	564	1,098
Total	$9,525	$14,080
Specific reserves on TDRs	$1,046	$992
Outstanding commitments to lend additional funds to borrowers with TDR loans	—	—
1 Nonaccrual TDR loans are included in the nonaccrual loan totals.
2 Performing TDR loans are loans that have been performing under the restructured terms for at least six months and the Company is accruing interest on these loans.
The following tables provide the recorded balances of loans modified as a TDR during the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30, 2015				Nine Months Ended September 30, 2015
	Principal Deferrals (1)	Combination of Rate Reduction and Principal Deferral	Other	Total	Principal Deferrals (1)	Combination of Rate Reduction and Principal Deferral	Other	Total
Commercial and industrial	$—	$—	$129	$129	$—	$—	$198	$198
Consumer real estate	212	—	—	212	298	61	—	359
Other consumer	2	—	—	2	2	—	—	2
Total	$214	$—	$129	$343	$300	$61	$198	$559

	Three Months Ended September 30, 2014				Nine Months Ended September 30, 2014
	Principal Deferrals (1)	Combination of Rate Reduction and Principal Deferral	Other	Total	Principal Deferrals (1)	Combination of Rate Reduction and Principal Deferral	Other	Total
Commercial and industrial	$—	$29	$—	$29	$—	$29	$1,831	$1,860
Construction and land	—	—	—	—	—	—	104	104
Consumer real estate	38	67	—	105	164	332	112	608
Other consumer	2	—	—	2	13	6	—	19
Total	$40	$96	$—	$136	$177	$367	$2,047	$2,591
1 Principal deferrals include Chapter 7 bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt. Such loans are placed on non-accrual status.
Loans modified as a TDR during the three and nine months ended September 30, 2015 or 2014 which experienced a subsequent payment default during the periods are shown below. A payment default is defined as a loan that was 90 days or more past due.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Commercial and industrial	$—	$—	$—	$61
Consumer real estate	177	108	241	108
Total	$177	$108	$241	$169

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Loans acquired with evidence of credit quality deterioration at acquisition, for which it was probable that the Company would not be able to collect all contractual amounts due, were accounted for as PCI loans. The carrying amount of PCI loans included in the consolidated balance sheets and the related outstanding balances at September 30, 2015 and December 31, 2014 were as follows. The outstanding balance represents the total amount owed, including accrued but unpaid interest, and any amounts previously charged off.

	September 30, 2015	December 31, 2014
Carrying amount [1]	$12,042	$6,408
Outstanding balance	13,429	7,372
1 The carrying amounts are reported net of allowance for loan losses of $139 and $180 as of September 30, 2015 and December 31, 2014.
Changes in the accretable yield for PCI loans for the three and nine months ended September 30, 2015, are as follows:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Beginning balance	$3,310	$2,100
Additions	—	1,907
Reclassifications from nonaccretable	786	1,192
Disposals	(578)	(932)
Accretion	(323)	(1,072)
Balance at end of period	$3,195	$3,195
Below is an analysis of the age of recorded investment in loans that were past due at September 30, 2015 and December 31, 2014. No Warehouse Purchase Program loans were delinquent at September 30, 2015 or December 31, 2014 and therefore are not included in the following table.

September 30, 2015	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Loans Past Due	Current Loans [1]	Total Loans
Commercial real estate	$1,539	$167	$12,488	$14,194	$2,021,437	$2,035,631
Commercial and industrial	1,283	19,413	6,251	26,947	1,410,294	1,437,241
Construction and land	1,169	—	39	1,208	259,225	260,433
Consumer real estate	714	3,905	2,710	7,329	873,203	880,532
Other consumer	238	48	8	294	74,695	74,989
Total	$4,943	$23,533	$21,496	$49,972	$4,638,854	$4,688,826

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Loans Past Due	Current Loans [1]	Total Loans
Commercial real estate	$590	$338	$—	$928	$1,264,940	$1,265,868
Commercial and industrial	1,014	191	357	1,562	780,262	781,824
Construction and land	103	—	46	149	21,149	21,298
Consumer real estate	6,145	3,678	3,885	13,708	510,491	524,199
Other consumer	281	26	10	317	40,174	40,491
Total	$8,133	$4,233	$4,298	$16,664	$2,617,016	$2,633,680
1 Includes acquired PCI loans with a total carrying value of $10,807 and $5,945 at September 30, 2015 and December 31, 2014, respectively.
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
The recorded investment in loans by credit quality indicators at September 30, 2015 and December 31, 2014, was as follows.
Real Estate and Commercial and Industrial Credit Exposure
Credit Risk Profile by Internally Assigned Grade

September 30, 2015	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate
Grade: [1]
Pass	$1,990,894	$1,350,846	$260,299	$862,715
Special Mention	13,889	32,138	—	3,481
Substandard	30,043	54,196	95	11,372
Doubtful	805	61	39	2,964
Total	$2,035,631	$1,437,241	$260,433	$880,532

December 31, 2014	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate
Grade: [1]
Pass	$1,231,053	$752,748	$20,990	$505,028
Special Mention	17,745	7,280	159	4,230
Substandard	16,242	21,577	103	10,467
Doubtful	828	219	46	4,474
Total	$1,265,868	$781,824	$21,298	$524,199
1 PCI loans are included in the substandard or doubtful categories. These categories are consistent with the "substandard" and "doubtful" categories as defined by regulatory authorities.
Warehouse Purchase Program Credit Exposure
All Warehouse Purchase Program loans were graded pass as of September 30, 2015 and December 31, 2014.
Consumer Other Credit Exposure
Credit Risk Profile Based on Payment Activity

	September 30, 2015	December 31, 2014
Performing	$74,764	$40,205
Non-performing	225	286
Total	$74,989	$40,491

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
The Company elects the fair value option for residential mortgage loans held for sale in accordance with ASC 825. This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC 815, “Derivatives and Hedging.” Mortgage loans held for sale, which are sold on a servicing released basis, are valued on a recurring basis using a market approach by utilizing either: (1) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted to credit risk and other individual loan characteristics. As these prices are derived from market observable inputs, the Company classifies these valuations as Level 2 in the fair value disclosures. At September 30, 2015, loans held for sale had an aggregate fair value of $22,802 and an aggregate outstanding principal balance of $22,365 and were recorded in mortgage loans held for sale in the consolidated balance sheet. There were no mortgage loans held for sale that were 90 days or greater past due or on non-accrual at September 30, 2015. Interest income on mortgage loans held for sale is recognized based on the contractual rates and reflected in interest income on loans held for sale in the consolidated income statement.

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (i) the assets have been isolated from the Company, (ii) the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (iii) the Company does not maintain effective control over the transferred assets through either (a) an agreement that entitles and obligates the Company to repurchase or redeem them before their maturity or (b) the ability to unilaterally cause the holder to return specific assets.
The Company enters into a variety of derivative instruments as part of its hedging strategy and measures these instruments at fair value on a recurring basis in the balance sheet. The majority of these derivatives are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, the Company utilized the exchange price or dealer market price for the particular derivative contract; therefore these contracts are classified as Level 2. In addition, the Company enters into interest rate lock commitments ("IRLCs") with prospective borrowers. These commitments are carried at fair value based on the fair value of the underlying mortgage loans which are based on observable market data. The Company adjusts the outstanding IRLCs with prospective borrowers based on an expectation that it will be exercised and the loan will be funded. IRLCs are recorded in other assets or other liabilities in the consolidated balance sheet. These commitments are classified as Level 2 in the fair value disclosures, as the valuations are based on market observable inputs. Net losses of $82 and net gains of $76 resulting from changes in the fair value of these IRLCs and net losses of $404 and $302, on forward mortgage-backed securities trades were recorded in net gain on sale of mortgage loans during the three and nine months ended September 30, 2015, respectively. These gains and losses were not attributable to credit-specific risk. Please see Note 7 - Derivative Financial Instruments for more information.

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
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.

September 30, 2015	Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
Assets:
Agency residential mortgage-backed securities	$226,222
Agency residential collateralized mortgage obligations	35,737
US government and agency securities	15,251
Municipal bonds	41,009
Total securities available for sale	$318,219

Loans held for sale	$22,802
Derivative financial instruments:
Interest rate lock commitments	490
Forward mortgage-backed securities trades	—
Loan customer counterparty	333
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	—
Forward mortgage-backed securities trades	146
Financial institution counterparty	333
December 31, 2014
Assets:
Agency residential mortgage-backed securities	$145,518
Agency residential collateralized mortgage obligations	50,554
US government and agency securities	3,627
Total securities available for sale	$199,699
Derivative financial instruments:
Loan customer counterparty	$64
Liabilities:
Derivative financial instruments:
Financial institution counterparty	64

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Assets and Liabilities Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below. There were no liabilities measured at fair value on a non-recurring basis at September 30, 2015 or December 31, 2014.

September 30, 2015	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$4,811
Foreclosed assets- commercial real estate [1]	2,616
Foreclosed assets- construction and land [1]	1,917
Foreclosed assets- other	107
December 31, 2014
Assets:
Impaired loans	$5,323
Foreclosed assets- commercial real estate	551
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
Foreclosed assets are measured at the lower of book or fair value less costs to sell using third party appraisals, listing agreements or sale contracts, which may be adjusted by additional Level 3 inputs, such as discounts of market value, estimated marketing costs and estimated legal expenses. Management may also consider additional adjustments on specific properties due to the age of the appraisal, expected holding period, lack of comparable sales, or if the other real estate owned is a special use property. Foreclosed assets acquired from LegacyTexas Group, Inc. were recorded at their estimated fair value on the acquisition date of January 1, 2015. At September 30, 2015, the Company had $262 in residential mortgage loans in the process of foreclosure.
The Credit Risk Management department evaluates the valuations on impaired loans and foreclosed assets at least quarterly. The valuations on impaired loans are reviewed at least quarterly by the Allowance for Loan Loss Committee and are considered in the calculation of the allowance for loan losses. Unobservable inputs, such as discounts to collateral, are monitored and adjusted if market conditions change.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The carrying amount and fair value information of financial instruments not recorded at fair value in their entirety on a recurring basis on the Company's consolidated balance sheets at September 30, 2015 and at December 31, 2014, were as follows:

		Fair Value
September 30, 2015	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$241,714	$241,714	$—	$—
Securities held to maturity	249,838	—	258,795	—
Loans held for investment, net	4,649,215	—	—	4,700,119
Loans held for investment - Warehouse Purchase Program	960,377	—	—	960,636
FHLB stock and other restricted securities, at cost	63,891	—	63,891	—
Accrued interest receivable	16,079	16,079	—	—
Financial liabilities
Deposits	$4,770,050	$—	$—	$4,518,740
FHLB advances	1,152,916	—	—	1,157,273
Repurchase agreements	71,643	—	—	71,597
Subordinated debt	11,522	—	—	11,522
Accrued interest payable	1,182	1,182	—	—

		Fair Value
December 31, 2014	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$132,021	$132,021	$—	$—
Securities held to maturity	241,920	—	251,112	—
Loans held for investment, net	2,605,204	—	—	2,629,098
Loans held for investment - Warehouse Purchase Program	786,416	—	—	786,714
FHLB stock and other restricted securities, at cost	44,084	—	44,084	—
Accrued interest receivable	10,347	10,347	—	—
Financial liabilities
Deposits	$2,657,809	$—	$—	$2,517,446
FHLB advances	862,907	—	—	870,022
Repurchase agreement	25,000	—	—	26,780
Accrued interest payable	899	899	—	—

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
The following table provides the outstanding notional balances and fair values of outstanding positions at September 30, 2015 and recorded gains (losses) during the three or nine months ended September 30, 2015. The Company did not have any outstanding derivative positions related to mortgage loans held for sale during the three or nine months ended September 30, 2014.

				Recorded Gains/(Losses)
Derivative Positions related to Mortgage Loans Held for Sale:	Expiration Dates	Outstanding Notional Balance	Fair Value	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
IRLCs	2015	$12,437	$490	$(82)	$76
Forward mortgage-backed securities trades	2015	21,631	(146)	(404)	(302)

The Company enters into certain interest rate derivative positions that are not designated as hedging instruments. These derivative positions related to transactions in which we entered into an interest rate swap or cap with a customer, while at the same time entering into an offsetting interest rate swap or cap with another financial institution. In connection with each swap transaction, we agree to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, we agree to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our customer to effectively convert a variable rate loan to a fixed rate. In connection with each interest rate cap, we sell a cap to the customer and agree to pay interest if the underlying index exceeds the strike

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

price defined in the cap agreement.  Simultaneously we purchase a cap with matching terms from another financial institution which agrees to pay us if the underlying index exceeds the strike price. Because we act as an intermediary for our customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on our results of operations. The Company presents derivative instruments at fair value in other assets and other liabilities in the accompanying consolidated balance sheets.

The notional amounts and estimated fair values of interest rate swap derivative positions outstanding and weighted-average receive and pay interest rates at September 30, 2015 and December 31, 2014 are presented in the following table.

Derivative Positions related to Commercial Loan Interest Rate Swaps:	Outstanding Notional Amount	Estimated Fair Value	Weighted-Average Interest Rate
			Received	Paid
September 30, 2015
Loan customer counterparty	$20,088	$333	4.28%	3.23%
Financial institution counterparty	(20,088)	(333)	3.23	4.28

December 31, 2014
Loan customer counterparty	$6,199	$64	4.38%	2.91%
Financial institution counterparty	(6,199)	(64)	2.91	4.38

Our credit exposure on interest rate swaps is limited to the net favorable value of all swaps by each counterparty. In some cases, collateral may be required from the counterparties involved if the net value of the swaps exceed a nominal amount considered to be immaterial. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. Our cash collateral pledged for interest rate swaps and included in our interest-bearing deposits, which totaled $300 at September 30, 2015 and $150 at December 31, 2014, is in excess of our credit exposure. The Company does not offset fair value amounts recognized for derivative instruments and the amounts collected and/or deposited on derivative instruments in its consolidated balance sheets.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 8 - REPURCHASE AGREEMENTS
At September 30, 2015, the Company had a $25,000 outstanding structured repurchase agreement with Credit Suisse, as well as $46,643 in overnight repurchase agreements with depositors.
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
The following table gives information about the Company's repurchase agreements at September 30, 2015, including the types of collateral pledged against these repos and the remaining contractual maturity of the agreements.

	Overnight	One through Three Years	Total
Agency mortgage-backed securities	$75,322	$15,152	$90,474
US government and agency securities	12,151	—	12,151
Agency collateralized mortgage obligations	—	15,923	15,923
Total repurchase agreements	$87,473	$31,075	118,548
Excess of pledged securities over repurchase obligation			(46,905)
Gross amount of recognized liabilities for repurchase agreements			$71,643

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
Also upon the acquisition of LegacyTexas Group, Inc., the Company acquired $15,000 (15,000 shares with a liquidation amount of $1 per security) of TruPS and $464 of common stock through an unconsolidated subsidiary, Legacy Capital Trust III ("Trust III"). Trust III invested the total proceeds from the sale of the TruPS and common stock (totaling $15,464) in floating rate Junior Subordinated Debentures (the "Trust III Debentures") issued by the Company. The terms of the Trust III Debentures are such that they qualify as Tier I capital under the Federal Reserve Board’s regulatory capital guidelines applicable to bank holding companies. Interest on the Trust III Debentures is payable quarterly on March 15, June 15, September 15 and December 15 of each year, at a rate equal to the three month LIBOR rate plus 1.70% (2.03% at September 30, 2015). Principal is due at maturity on December 15, 2036. The TruPS are guaranteed by the Company and are subject to redemption. The Company may redeem the Trust III Debentures, in whole or in part, on any March 15, June 15, September 15 and December 15 at an amount equal to the principal amount being redeemed plus accrued and unpaid interest to the redemption date. The Company’s debt obligation related to Trust III was $15,464 at September 30, 2015.
At September 30, 2015, the Trust III TruPS were reduced by a purchase accounting fair value discount of $3,942.
Other long-term debt: Upon the acquisition of LegacyTexas Group, Inc., the Company assumed long-term notes totaling $8,900. These notes were paid off during the first quarter of 2015.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 10 - SHARE-BASED COMPENSATION

Compensation cost charged to income for share-based compensation is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Restricted stock	$799	$602	$3,061	$1,897
Stock options	551	261	1,508	801
Income tax benefit	473	302	1,599	944

A summary of activity in the restricted stock portion of the Company's stock plans is presented below:

	Nine Months Ended September 30, 2015
	Time-Vested Shares		Performance-Based Shares
	Shares	Weighted-Average Grant Date Fair Value per Share [1]	Shares	Weighted-Average Grant Date Fair Value per Share [2]
Non-vested at December 31, 2014	297,603	$20.45	82,400	$23.89
Granted	80,000	21.23	—	—
Vested	(131,142)	19.98	(20,600)	23.89
Non-vested at September 30, 2015	246,461	$21.50	61,800	$30.48
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
As of September 30, 2015, there was $5,612 of total unrecognized compensation expense related to non-vested restricted shares awarded under the Company's stock plans. That expense is expected to be recognized over a weighted-average period of 1.94 years.
A summary of activity in the stock option portion of the Company's stock plans as of September 30, 2015 is presented below:

	Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2014	1,370,873	$20.27	8.0	$5,679
Granted	633,000	25.66	10.0	—
Exercised	(53,222)	15.88	—	581
Forfeited	(59,693)	22.58	—	—
Outstanding at September 30, 2015	1,890,958	22.13	8.1	15,791
Fully vested and expected to vest	1,866,803	22.09	8.1	15,671
Exercisable at September 30, 2015	554,822	$18.55	6.7	$6,621
As of September 30, 2015, there was $7,716 of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over a weighted-average period of 3.52 years.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 11 - INCOME TAXES
A summary of the net deferred tax assets as of September 30, 2015 and December 31, 2014, is presented below:

	September 30, 2015	December 31, 2014
Net deferred tax assets	$16,256	$13,026
Estimated annual effective tax rate	35%

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
The contractual amounts of financial instruments with off‑balance sheet risk at September 30, 2015 and December 31, 2014, are summarized below. Please see Part I-Item 2-"Off-Balance Sheet Arrangements, Contractual Obligations and Commitments" of this Form 10-Q for information related to commitment maturities.

	September 30, 2015	December 31, 2014
Unused commitments to extend credit	$1,268,504	$520,659
Unused capacity on Warehouse Purchase Program loans	614,623	414,584
Standby letters of credit	18,808	7,391
Total unused commitments/capacity	$1,901,935	$942,634
In addition to the commitments above, the Company had overdraft protection available in the amounts of $87,605 and $73,044 at September 30, 2015 and December 31, 2014, respectively.
In regards to unused capacity on Warehouse Purchase Program loans, the Company has established maximum purchase facility amounts, but reserves the right, at any time, to refuse to buy any mortgage loans offered for sale by each customer, for any reason in the Company's sole and absolute discretion.
The Company, at September 30, 2015, had FHLB letters of credit of $394,555 pledged to secure public deposits, repurchase agreements, and for other purposes required or permitted by law.
At September 30, 2015, the Company had $3,420 of unfunded commitments recorded in other liabilities in its consolidated balance sheet related to investments in community development-oriented private equity funds used for Community Reinvestment Act purposes.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 13 - RECENT ACCOUNTING DEVELOPMENTS
In August 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date." This ASU defers the effective date of ASU 2014-09, Revenue from Contracts with Customers, for public entities to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is still evaluating the impact of ASU 2014-09 on its financial statements.
In August 2015, the FASB issued ASU 2015-15, "Interest—Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements." In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires the presentation of debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 adds SEC paragraphs pursuant to this SEC Staff Announcement at the June 18, 2015, Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. The Company is evaluating the possible impact of this ASU on its disclosures but does not expect this ASU to have a significant impact on the Company's consolidated statements of income or financial condition.
In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, this ASU eliminates the requirement to retrospectively account for those adjustments. The ASU requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The adoption of this ASU is not expected to have a significant impact on the Company's financial statements.

NOTE 14 - ACQUISITION
On January 1, 2015, the Company acquired LegacyTexas Group, Inc., a bank holding company and the parent company of LegacyTexas Bank. Immediately following the Merger, the Company amended its articles of incorporation and changed its name to LegacyTexas Financial Group, Inc. Also immediately following the Merger, the Bank merged with and into LegacyTexas Bank and retained the LegacyTexas Bank name.
The Company issued 7,850,070 shares of common stock and paid out $115,150 in cash to LegacyTexas Group, Inc. shareholders in consideration for the Merger.
This business combination was accounted for under the acquisition method of accounting. Under this method of accounting, assets and liabilities acquired are recorded at their estimated fair values. The excess cost over fair value of net assets acquired is recorded as goodwill. As the consideration paid for LegacyTexas Group, Inc. exceeded the provisional value of the net assets acquired, goodwill of $150,982 was recorded related to the Merger. This goodwill resulted from the combination of expected operational synergies and increased market share in the Company's North Texas market area. Goodwill is not tax deductible. The merger also resulted in a core deposit intangible of $880, which is being amortized on an accelerated basis over the estimated life of eight years.
In the second quarter of 2015, management became aware of a misappropriation of approximately $2,450 in vault cash from one of the former LegacyTexas Bank branches it acquired in the Merger.  Upon determining that the misappropriation occurred, management promptly notified law enforcement officials and is cooperating with and assisting them in their investigation of this matter.  Management also engaged a team of independent investigators, including third-party forensic accountants, to conduct an investigation of the matter. The team has informed management of its belief that the misappropriation occurred in all material respects prior to completion of the Merger. Investigations and cooperation with law

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

enforcement are ongoing. The Company maintains first party liability insurance policies in an amount in excess of the Company’s loss and has notified its carriers.   The claim, however, may not be resolved prior to year-end 2015, and there can be no assurance if or when there will be any recovery. Therefore, the Company reduced the cash acquired through the merger with LegacyTexas Group, Inc. by $2,450 and increased goodwill by $1,592, which is net of tax. This adjustment to goodwill related to cash was partially offset by a $218 (net of tax) reduction to goodwill due to a $336 increase in the valuation of the core deposit intangible.
Fair value: The measurement period for the Company to determine the fair values of acquired identifiable assets and assumed liabilities will end at the earlier of (i) twelve months from the date of the acquisition or (ii) as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the acquisition date or learns that more information is not obtainable. The Company is currently in the process of obtaining fair values for certain acquired assets and assumed liabilities; therefore, the following estimates are preliminary. The following table presents the amounts recorded on the consolidated balance sheet on the acquisition date of January 1, 2015, showing the estimated fair value as reported at March 31, 2015 and the revised estimated fair value at September 30, 2015.

	Initial Estimate	Adjustments		Revised Estimate
Assets
Cash and cash equivalents	$246,198	$(2,450)	[1]	$243,748
Securities	153,566	—		153,566
Loans held for sale	17,639	—		17,639
Loans held for investment	1,399,778	—		1,399,778
Premises and equipment, net	36,605	—		36,605
Goodwill	149,608	1,374	[1,2,3]	150,982
Core deposit intangible	544	336	[2]	880
Other assets	49,254	740	[3]	49,994
Total assets	$2,053,192	$—		$2,053,192
Liabilities
Deposits	$1,629,782	$(1,742)	[4]	$1,628,040
Borrowings	102,636	—		102,636
Other liabilities	18,400	1,742	[4]	20,142
Total liabilities	$1,750,818	$—		$1,750,818

Consideration
Market value of common stock issued	$187,224
Cash paid	115,150
Total fair value of consideration	$302,374
1 To reflect the $2,450 adjustment to cash acquired discussed above.
2 Valuation assumptions for attrition, explicit interest rates and account service expense revised.
3 Tax impact of the adjustments described above
4 Reclassification between deposits and other liabilities to conform certain general ledger accounts to current presentation
Merger-related expenses and pro forma information: The below table presents pre-tax merger and acquisition expenses incurred by the Company related the Merger. Merger and acquisition expenses are reflected on the Company's income statement for the applicable periods in non-interest expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Merger and acquisition costs	$—	$1,188	$1,553	$2,009

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
The following table discloses the preliminary fair value and contractual value of loans acquired through the merger with LegacyTexas Group, Inc. on January 1, 2015:

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

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The following table presents additional preliminary information about PCI loans acquired through the merger with LegacyTexas Group, Inc. on January 1, 2015:

Contractually required principal and interest	$12,574
Non-accretable difference	1,326
Cash flows expected to be collected	11,248
Accretable difference	1,907
Fair value of PCI loans	$9,341
NOTE 15 — SUBSEQUENT EVENTS
The Company evaluated events from the date of the consolidated financial statements on September 30, 2015 through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q dated October 27, 2015. No additional events were identified requiring recognition in and/or disclosures in the consolidated financial statements.

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
Unless the context otherwise requires, references in this document to the “Company” refer to LegacyTexas Financial Group, Inc. (formerly known as ViewPoint Financial Group, Inc.), and references to the “Bank” include ViewPoint Bank, N.A. which was the Company's wholly owned operating subsidiary prior to January 1, 2015. References to “we,” “us,” and “our” means LegacyTexas Financial Group, Inc. or LegacyTexas Bank, unless the context otherwise requires.

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

Performance Highlights

•
Gross loans held for investment at September 30, 2015, excluding Warehouse Purchase Program loans, grew $2.06 billion, or 78.0%, from December 31, 2014, with $1.00 billion of net growth resulting from loans acquired through the merger with LegacyTexas. Excluding loans acquired through the merger with LegacyTexas, gross loans held for investment, excluding Warehouse Purchase Program loans, increased by $1.05 billion, or 28.9%, from December 31, 2014.

•	Warehouse Purchase Program loans at September 30, 2015 totaled $960.4 million, a $174.0 million, or 22.1%, increase from December 31, 2014.

•
Deposits at September 30, 2015 increased by $2.11 billion, or 79.5%, from December 31, 2014, with $1.63 billion of growth resulting from deposits acquired through the merger with LegacyTexas. Excluding deposits acquired from LegacyTexas, deposits increased by $482.5 million, or 11.3%, from December 31, 2014.

•
Net interest margin for the quarter ended September 30, 2015 was 4.00%, a 20 basis point increase compared to the third quarter of 2014, which includes 12 basis points of accretion of interest related to purchase accounting fair value adjustments for the third quarter of 2015.

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
Allowance for Loan Loss. The allowance for loan losses and related provision expense are susceptible to change if the credit quality of our loan portfolio changes, which is evidenced by many factors, including but not limited to charge-offs and non-performing loan trends. Generally, consumer real estate lending has a lower risk profile compared to other consumer lending (such as automobile loans). Commercial real estate and commercial and industrial lending, however, can have higher risk profiles than consumer loans due to these loans being larger in amount and more susceptible to fluctuations in industry, market and economic conditions. While management uses available information to recognize losses on loans, changes in economic conditions, the mix and size of the loan portfolio and individual borrower conditions can dramatically impact our level of allowance for loan losses in relatively short periods of time. Management believes that the allowance for loan losses is maintained at a level that represents coverage of our best estimate of credit losses in the loan portfolio as of September 30, 2015.
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

Comparison of Financial Condition at September 30, 2015 and December 31, 2014
General. Total assets increased by $2.71 billion, or 65.2%, to $6.88 billion at September 30, 2015 from $4.16 billion at December 31, 2014, primarily due to the acquisition of LegacyTexas on January 1, 2015, which added $2.05 billion in assets, including $151.0 million in goodwill.
Loans. Gross loans held for investment increased by $2.23 billion, or 65.2%, to $5.65 billion at September 30, 2015 from $3.42 billion at December 31, 2014, while one- to four-family mortgage loans held for sale totaled $22.8 million at September 30, 2015. Prior to the January 1, 2015 merger with LegacyTexas, the Company did not originate for resale or sell mortgage loans to outside investors.

	September 30, 2015	December 31, 2014	Dollar Change	Percent Change
	(Dollars in thousands)
Commercial real estate	$2,035,631	$1,265,868	$769,763	60.8%
Commercial and industrial	1,437,241	781,824	655,417	83.8
Construction and land	260,433	21,298	239,135	1,122.8
Consumer real estate	880,532	524,199	356,333	68.0
Other consumer	74,989	40,491	34,498	85.2
Gross loans held for investment, excluding Warehouse Purchase Program loans	4,688,826	2,633,680	2,055,146	78.0
Warehouse Purchase Program loans	960,377	786,416	173,961	22.1
Gross loans held for investment	5,649,203	3,420,096	2,229,107	65.2
Loans held for sale	22,802	—	22,802	N/M
Gross loans	$5,672,005	$3,420,096	$2,251,909	65.8%
N/M - not meaningful
Gross loans held for investment at September 30, 2015, excluding Warehouse Purchase Program loans, grew $2.06 billion, or 78.0%, from December 31, 2014, with $1.00 billion of net growth resulting from loans acquired through the merger with LegacyTexas. Excluding loans acquired through the merger with LegacyTexas and Warehouse Purchase Program loans, gross loans held for investment increased by $1.05 billion, or 28.9%, from December 31, 2014, with increased commercial lending driving the organic growth. Commercial real estate loan balances at September 30, 2015 increased $769.8 million, or 60.8%, from December 31, 2014, with $473.6 million of net growth resulting from the merger with LegacyTexas. Commercial and industrial loans at September 30, 2015 increased $655.4 million, or 83.8%, from December 31, 2014, with $168.7 million of net growth resulting from the merger with LegacyTexas. Construction and land loans at September 30, 2015 increased $239.1 million, or 1,122.8%, from December 31, 2014, with $99.2 million of net growth resulting from the merger with LegacyTexas, while consumer real estate loans increased $356.3 million, or 68.0%, for the same period, which includes $227.2 million of loans acquired through the merger with LegacyTexas. Following the merger with LegacyTexas, the Company now originates one- to four- family real estate loans and sells these loans to outside investors, as well as adding a small portion to the Company's consumer real estate portfolio. Also, the Company originates consumer home equity and home improvement loans.

Energy loans, which are reported as commercial and industrial loans, totaled $431.4 million at September 30, 2015, up $71.8 million from $359.6 million at December 31, 2014, including $4.0 million in energy loans acquired through the merger with LegacyTexas. In May 2013, the Company formed its Energy Finance group, which is comprised of a group of seasoned lenders, executives and credit risk professionals with more than 100 years of combined Texas energy experience, to focus on providing loans to private and public oil and gas companies throughout the United States. The group also offers the Bank's full array of commercial services, including Treasury Management and letters of credit, to its customers. Substantially all of the loans in the Energy portfolio are reserve based loans, secured by deeds of trust on properties containing proven oil and natural gas reserves. Five loans managed by the Energy Finance group are not secured by oil and gas reserves and are reported as commercial and industrial loans (outside of the $431.4 million reported as energy loans). These loans, with a combined commitment of $76.7 million and a total outstanding balance of $31.1 million at September 30, 2015, are categorized as “Midstream and Other” loans. Loans in this category are typically related to the transmission of oil and natural gas and would only be indirectly impacted from declining commodity prices. Please see "Allowance for Loan Losses" for additional information about the credit quality of the energy portfolio.
At September 30, 2015, the Company had eight relationships in the commercial & industrial loan portfolio (outside of the $431.4 million reported as energy loans) that are involved in the energy exploration sector providing front-end service to companies who drill oil and gas wells and whose business could be impacted by the dramatic reduction in drilling activity as a result of the severe drop in the price of oil and gas.  These relationships totaled $6.3 million at September 30, 2015, of which $1.1 million are classified as Substandard.
Warehouse Purchase Program loans increased by $174.0 million, or 22.1%, to $960.4 million at September 30, 2015 from $786.4 million at December 31, 2014. Although not bound by any legally binding commitment, when a purchase decision is made, the Company purchases a 100% participation interest in the loans originated by our mortgage banking company customers, which are then held as one- to four- family mortgage loans. The mortgage banking company closes mortgage loans consistent with underwriting standards established by approved investors and, once all pertinent documents are received, the participation interest is delivered by the Company to the investor selected by the originator and approved by the Company. Loans funded by the Warehouse Purchase Program during the third quarter of 2015 consisted of 51% conforming and 49% government loans.
Mortgage reform rules mandated by the Dodd-Frank Act became effective in January 2014, requiring lenders to make a reasonable, good faith determination of a borrower’s ability to repay any consumer closed-end credit transaction secured by a dwelling and to limit prepayment penalties. Increased risks of legal challenge, private right of action and regulatory enforcement are presented by these rules. The Company originates and purchases loans that do not meet the definition of a “qualified mortgage” (“QM”). At September 30, 2015, the Company had $76.8 million in non-QM loans, consisting of home equity and home improvement loans totaling $55.9 million, residential mortgage loans totaling $19.4 million and Warehouse Purchase Program loans totaling $1.5 million. To mitigate the risks involved with non-QM loans, the Company has implemented systems, processes, procedural and product changes, and maintains its underwriting standards, to ensure that the “ability-to-repay” requirements of the new rules are adequately addressed.
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
Acquired loans are initially recorded at fair value, which includes an estimate of credit losses expected to be realized over the remaining lives of the loans, and therefore no corresponding allowance for loan losses is recorded for these loans at acquisition. An allowance may be recorded in later periods if additional losses are subsequently anticipated. Methods utilized to estimate the required allowance for loan losses for acquired loans not deemed credit−impaired at acquisition are similar to originated loans; however, the estimate of loss is limited to the amount that the calculated allowance for loan losses exceeds the remaining purchase discount.
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

Our non-performing loans, which consist of nonaccrual loans, include both smaller balance homogeneous loans that are collectively evaluated for impairment and larger individually evaluated impaired loans. Loans generally are placed on nonaccrual status when the loan becomes 90 days or more delinquent. In all cases, loans are placed on nonaccrual status (or charged-off) at an earlier date when the collection of principal and/or interest becomes doubtful or other factors involving the loan warrant placing the loan on nonaccrual status.
Non-performing loans to total loans held for investment, excluding Warehouse Purchase Program loans, was 1.42% at September 30, 2015 compared to 0.89% at December 31, 2014. Including Warehouse Purchase Program loans, non-performing loans to total loans held for investment was 1.18% at September 30, 2015 compared to 0.69% at December 31, 2014. Non-performing loans increased by $42.9 million to $66.4 million at September 30, 2015 from $23.5 million at December 31, 2014. This increase was primarily due to three energy loans to two related energy borrowers (classified as commercial and industrial) totaling $36.2 million that were on non-accrual status at September 30, 2015 and were considered impaired; however, the Company does not have any specific reserves set aside and does not currently anticipate any losses on these three loans for the reasons discussed below. $31.0 million of the $36.2 million in non-performing energy loans were placed on non-accrual status during the third quarter of 2015, while $5.2 million was placed on non-accrual in the second quarter of 2015. These energy credits were downgraded as a result of collateral value deterioration due to commodity price declines. As a result of the deterioration, the Company has taken action to improve the risk profile of the criticized energy loans. These actions range from instituting monthly commitment reductions, obtaining additional collateral, obtaining additional guarantor support, and requiring additional equity injections or asset sales.  Borrower response to these actions has been favorable and the Company believes the loans will be paid off or paid down to acceptable risk levels within a reasonable time frame.
Additionally, due to delinquency, a $10.1 million commercial real estate loan secured by a medical facility was placed on non-accrual in the third quarter of 2015. The Company has not set aside any specific reserves for this loan and does not currently anticipate a loss. At September 30, 2015, non-performing loans included $9.0 million in TDRs. For more information about the Company's TDRs, please see Item 1 (Financial Statements) - Note 5 - "Loans" under Part 1 of this report.
Our allowance for loan losses was $36.4 million at September 30, 2015 compared to $25.5 million at December 31, 2014, or 0.64% of total loans held for investment (including Warehouse Purchase Program loans) at September 30, 2015 compared to 0.75% at December 31, 2014. Our allowance for loan losses to total loans held for investment excluding Warehouse Purchase Program loans and loans acquired from LegacyTexas and Highlands was 1.00% at September 30, 2015 compared to 1.00% at December 31, 2014. Our allowance for loan losses to non-performing loans was 54.78% at September 30, 2015 compared to 108.69% at December 31, 2014.
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
We regularly review the assets in our portfolio to determine whether any should be considered as classified. The total amount of classified assets represented 13.2% of our total equity and 1.5% of our total assets at September 30, 2015 compared to 9.7% of our total equity and 1.3% of our total assets at December 31, 2014. The aggregate amount of classified assets at the dates indicated was as follows:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Doubtful	$3,884	$5,576
Substandard	96,284	48,871
Total classified loans	100,168	54,447
Foreclosed assets	4,640	551
Total classified assets	$104,808	$54,998

Substandard loans at September 30, 2015 increased by $47.4 million from December 31, 2014, which was primarily due to the three energy loans discussed above in Allowance for Loan Losses. Additionally, substandard loans at September 30, 2015 included $8.1 million in loans acquired through the merger with LegacyTexas. The $4.1 million increase in foreclosed assets from December 31, 2014 was due to $4.5 million in other real estate owned acquired through the merger with LegacyTexas.
The Company has potential problem loans, considered "other loans of concern," that are currently performing and do not meet the criteria for impairment, but where there is the distinct possibility that we could sustain some loss if credit deficiencies are not corrected. These possible credit problems may result in the future inclusion of these loans in the non-performing asset categories and consisted of $21.6 million in loans that were classified as "substandard" but were still accruing interest and were not considered impaired at September 30, 2015 (excluding PCI loans.) Other loans of concern at September 30, 2015 declined by $56.8 million from June 30, 2015, primarily due to $31.0 million in energy loans that moved to non-accrual status in the third quarter of 2015, as well as two energy relationships totaling $19.6 million that paid in full during the third quarter of 2015. (See "Allowance for Loan Losses" for additional information about downgraded energy loans.) Other loans of concern, which were performing at September 30, 2015, have been considered in management's analysis of potential loan losses.
Securities. Our securities portfolio increased $126.4 million, or 28.6%, to $568.1 million at September 30, 2015 from $441.6 million at December 31, 2014. The increase in our securities portfolio primarily resulted from $153.6 million of securities that were acquired through the merger with LegacyTexas. During the nine months ended September 30, 2015, paydowns and maturities of securities totaling $1.04 billion were used to fund loan growth and were partially offset by purchases totaling $1.03 billion. $17.9 million in securities were sold during the nine months ended September 30, 2015, for a gain of $186,000.
Deposits. Total deposits increased $2.11 billion, or 79.5%, to $4.77 billion at September 30, 2015 from $2.66 billion at December 31, 2014, with $1.63 billion of growth resulting from deposits acquired through the merger with LegacyTexas. Excluding deposits acquired through the merger with LegacyTexas, total deposits increased by $482.5 million, or 11.3%, from December 31, 2014.

	September 30, 2015	December 31, 2014	Dollar Change	Percent Change
	(Dollars in thousands)
Non-interest-bearing demand	$1,136,255	$494,376	$641,879	129.8%
Interest-bearing demand	750,551	472,703	277,848	58.8
Savings and money market	1,982,729	1,176,749	805,980	68.5
Time	900,515	513,981	386,534	75.2
Total deposits	$4,770,050	$2,657,809	$2,112,241	79.5%
Savings and money market deposits at September 30, 2015 increased by $806.0 million, or 68.5%, from December 31, 2014, with $534.6 million of growth resulting from deposits acquired through the merger with LegacyTexas. Non-interest-bearing demand deposits increased by $641.9 million, or 129.8%, from December 31, 2014, with $499.7 million of growth resulting from deposits acquired through the merger with LegacyTexas. Interest-bearing demand and time deposits increased by $277.8 million and $386.5 million, respectively, from December 31, 2014; excluding $258.7 million of interest-bearing demand and $336.8 million of time deposits acquired through the merger with LegacyTexas, interest-bearing demand and time deposits increased by $19.1 million and $49.7 million, respectively.
Borrowings. FHLB advances, net of a $616,000 restructuring prepayment penalty, increased $290.0 million, or 33.6%, to $1.15 billion at September 30, 2015 from $862.9 million at December 31, 2014. The outstanding balance of FHLB advances increased due to higher Warehouse Purchase Program balances at September 30, 2015, of which a portion has been strategically funded with short-term advances. At September 30, 2015, the Company was eligible to borrow an additional $542.2 million from the FHLB.

The table below shows FHLB advances by maturity and weighted average rate at September 30, 2015:

	Balance	Weighted Average Rate
	(Dollars in thousands)
Less than 90 days	$1,063,172	0.22%
90 days to less than one year	10,268	4.54
One to three years	72,775	3.04
After three to five years	4,926	5.15
After five years	2,391	5.49
	1,153,532	0.47%
Restructuring prepayment penalty	(616)
Total	$1,152,916
Additionally, the Company has eight available federal funds lines of credit with other financial institutions totaling $250.0 million and was eligible to borrow $39.2 million from the Federal Reserve Bank discount window. In addition to FHLB advances, at September 30, 2015 the Company had a $25.0 million outstanding structured repurchase agreement with Credit Suisse, as well as $46.6 million in overnight repurchase agreements with depositors. Also, at September 30, 2015, subordinated debt consisted of $11.5 million of trust preferred securities that were acquired through the merger with LegacyTexas (reported net of a purchase accounting fair value adjustment of $3.9 million). On April 7, 2015, the Company paid off $15.0 million of TruPS (please see Note 9 - Long-Term Debt of the unaudited interim financial statements provided in this Form 10-Q.)
Shareholders’ Equity. Total shareholders' equity increased by $224.4 million, or 39.5%, to $792.6 million at September 30, 2015 from $568.2 million at December 31, 2014.

	September 30, 2015	December 31, 2014	Dollar Change	Percent Change
	(Dollars in thousands)
Common stock	$476	$400	$76	19.0%
Additional paid-in capital	573,929	386,549	187,380	48.5
Retained earnings	230,720	195,327	35,393	18.1
Accumulated other comprehensive income, net	1,395	930	465	50.0
Unearned ESOP shares	(13,883)	(14,983)	1,100	(7.3)
Total shareholders’ equity	$792,637	$568,223	$224,414	39.5%
The increase in shareholders' equity at September 30, 2015, compared to December 31, 2014, was primarily due to the issuance of 7,850,070 shares representing the stock portion of the merger consideration paid to LegacyTexas shareholders, which increased common stock and additional paid-in capital by a combined $187.2 million. Retained earnings were increased by net income of $54.5 million recognized during the nine months ended September 30, 2015, which was partially offset by the payment of quarterly dividends totaling $0.40 per common share, or $19.1 million, during the nine months ended September 30, 2015.

Comparison of Results of Operations for the Three Months Ended September 30, 2015 and 2014
General. Net income for the three months ended September 30, 2015 was $17.9 million, an increase of $8.6 million, or 92.2%, from net income of $9.3 million for the three months ended September 30, 2014. The increase in net income from the third quarter of 2014 was driven by a $27.2 million increase in interest income on loans and a $6.8 million increase in non-interest income, which was partially offset by a $15.0 million increase in non-interest expense, a $5.0 million increase in the provision for loan losses and a $1.4 million increase in interest expense on deposits. Basic earnings per share for the three months ended September 30, 2015 was $0.39, a $0.15 increase from $0.24 for the three months ended September 30, 2014. Diluted earnings per share for the three months ended September 30, 2015 was $0.38, a $0.14 increase from $0.24 for the three months ended September 30, 2014.
Interest Income. Interest income increased by $27.7 million, or 71.2%, to $66.5 million for the three months ended September 30, 2015 from $38.9 million for the three months ended September 30, 2014.

	Three Months Ended September 30,		Dollar Change	Percent Change
	2015	2014
	(Dollars in thousands)
Interest and dividend income
Loans, including fees	$63,025	$35,872	$27,153	75.7%
Securities	3,065	2,787	278	10.0
Interest-bearing deposits in other financial institutions	137	57	80	140.4
FHLB and Federal Reserve Bank stock and other	298	139	159	114.4
	$66,525	$38,855	$27,670	71.2%

The $27.7 million increase in interest income compared to the three months ended September 30, 2014 was primarily due to a $27.2 million, or 75.7%, increase in interest income on loans, which was driven by increased volume in all loan categories resulting from loans acquired through the merger with LegacyTexas on January 1, 2015, as well as organic growth. The average balance of commercial real estate loans increased by $805.8 million from the third quarter of 2014, resulting in a $10.3 million increase in interest income. The $805.8 million in growth includes $551.0 million in commercial real estate loans acquired through the merger with LegacyTexas; excluding these loans, the average balance of commercial real estate loans increased by $254.8 million from the third quarter of 2014. The average balance of commercial and industrial loans increased by $677.7 million from the third quarter of 2014, resulting in an $8.1 million increase in interest income. The $677.7 million in growth includes $337.1 million in commercial and industrial loans acquired through the merger with LegacyTexas; excluding these loans, the average balance of commercial and industrial loans increased by $340.6 million from the third quarter of 2014. The average balance of consumer real estate loans increased by $344.9 million from the third quarter of 2014, resulting in a $4.0 million increase in interest income. The $344.9 million in growth includes $264.0 million in consumer real estate loans acquired through the merger with LegacyTexas; excluding these loans, the average balance of consumer real estate loans increased by $80.9 million from the third quarter of 2014. The average balance of Warehouse Purchase Program loans increased by $200.6 million to $845.8 million from the third quarter of 2014, which resulted in a $1.3 million increase in interest income.
Interest income on loans for the third quarter of 2015 included $2.0 million in accretion of purchase accounting fair value adjustments on loans acquired through the merger with LegacyTexas. Accretion of purchase accounting fair value adjustments related to the LegacyTexas acquisition, as well as a smaller amount related to the Highlands Bank acquisition in 2012, contributed 18 basis points, 12 basis points and 22 basis points to the average yields on commercial real estate, commercial and industrial and consumer real estate loans, respectively, for the third quarter of 2015.

Interest Expense. Interest expense increased by $1.2 million, or 27.5%, to $5.3 million for the three months ended September 30, 2015 from $4.2 million for the three months ended September 30, 2014.

	Three Months Ended September 30,		Dollar Change	Percent Change
	2015	2014
	(Dollars in thousands)
Interest expense
Deposits	$3,382	$2,021	$1,361	67.3%
FHLB advances	1,606	1,957	(351)	(17.9)
Repurchase agreements and other borrowings	349	207	142	68.6
	$5,337	$4,185	$1,152	27.5%
The increase in interest expense for the three months ended September 30, 2015 compared to the same period in 2014, was primarily due to an increase in interest expense on deposits, which was driven by increased volume in all deposit categories resulting from deposits acquired through the merger with LegacyTexas on January 1, 2015, as well as organic growth since September 30, 2014. An $875.8 million increase in the average balance of savings and money market deposits to $1.94 billion from the third quarter of 2014 was partially offset by a 12 basis point reduction in the average rate paid on such deposits, resulting in a $96,000 increase in interest expense. The $875.8 million in growth includes $534.6 million in savings and money market deposits acquired through the merger with LegacyTexas; excluding these deposits, the average balance of savings and money market deposits increased by $341.2 million from the third quarter of 2014. The average balance of time deposits increased by $409.3 million to $902.2 million from the third quarter of 2014, resulting in an $808,000 increase in interest expense. The $409.3 million in growth includes $336.8 million in time deposits acquired through the merger with LegacyTexas; excluding these deposits, the average balance of time deposits increased by $72.5 million from the third quarter of 2014. The average balance of interest-bearing demand deposits increased by $276.0 million to $736.1 million from the third quarter of 2014, resulting in a $457,000 increase in interest expense. The $276.0 million in growth includes $258.7 million in interest-bearing demand deposits acquired through the merger with LegacyTexas; excluding these deposits, the average balance of interest-bearing demand deposits increased by $17.3 million from the third quarter of 2014.
The average balance of borrowings increased by $251.1 million compared to the same period in 2014, which was more than offset by a 39 basis point decline in the average rate paid on borrowings, reducing interest expense by $209,000 from the third quarter of 2014.
Net Interest Income. Net interest income increased by $26.5 million, or 76.5%, to $61.2 million for the three months ended September 30, 2015 from $34.7 million for the three months ended September 30, 2014. The net interest margin increased by 20 basis points to 4.00% for the three months ended September 30, 2015 from 3.80% for the same period last year. The net interest rate spread increased by 23 basis points to 3.88% for the three months ended September 30, 2015 from 3.65% for the same period last year. Accretion of interest resulting from the merger with LegacyTexas on January 1, 2015, as well as the 2012 Highlands acquisition, contributed 12 basis points to the net interest margin and average yield on earning assets for the quarter ended September 30, 2015, compared to three basis points for the quarter ended September 30, 2014. The average yield on earning assets for the third quarter of 2015 was 4.35%, a nine basis point increase from the third quarter of 2014. The cost of deposits for the third quarter of 2015 was 0.29%, down four basis points from the third quarter of 2014.
Provision for Loan Losses. The Company recorded a provision for loan losses of $7.5 million for the quarter ended September 30, 2015, compared to $2.5 million for the quarter ended September 30, 2014. The increase in the provision for loan losses compared to the third quarter of 2014 was primarily related to increased organic loan production, as well as loans acquired through the merger with LegacyTexas that were re-underwritten in the normal course of business following completion of the merger. Once an acquired loan undergoes new underwriting and meets the criteria for a new loan, any remaining fair value adjustments are taken into interest income. Without the corresponding fair value adjustment, the newly originated loan drives an increase in the allowance for loan losses. During the third quarter of 2015, the Company added $473.4 million in net loan production that required additional allowance for loan losses, which includes loans acquired through the merger with LegacyTexas that were re-underwritten pursuant to this process.
Net charge-offs for the third quarter of 2015 totaled $2.0 million, an increase of $1.6 million from the third quarter of 2014. This increase was primarily due to a $1.2 million charge-off of a commercial and industrial loan acquired through the merger with LegacyTexas. The $1.2 million charge-off was recorded net of $473,000 in remaining fair value adjustments on the credit.

At September 30, 2015, $44.2 million, or 0.94%, of the Company's loan portfolio (excluding Warehouse Purchase Program loans) consisted of criticized energy loans. Of the $44.2 million, three energy loans totaling $36.2 million were on non-accrual status at September 30, 2015 and were considered impaired; however, the Company does not have any specific reserves set aside and does not currently anticipate any losses on these three loans. Please see "Allowance for Loan Losses" for additional information about non-accrual energy loans.
Consistent with prior quarters, during the third quarter of 2015, the Company increased qualitative reserve factors to provide for additional allowance for loan losses due to the continued economic uncertainty in Texas related to the further decline in the price of oil. To date, the Company has not recognized a loss from loans in the Energy portfolio, which we believe is a reflection of prudent risk mitigation techniques.  These techniques include sound underwriting (reasonable advance rates based on number and diversification of wells), sound policy (requiring hedges on production sales) and conservative collateral valuations (frequent borrowing base determinations at prices below NYMEX posted rates).  All borrowing base valuations are performed by experienced and nationally recognized third party firms intimately familiar with the properties and their production history.
Non-interest Income. Non-interest income increased by $6.8 million, or 134.3%, to $11.9 million for the three months ended September 30, 2015 from $5.1 million for the three months ended September 30, 2014.

	Three Months Ended September 30,		Dollar Change	Percent Change
	2015	2014
	(Dollars in thousands)
Non-interest income
Service charges and other fees	$8,195	$4,798	$3,397	70.8%
Net gain on sale of mortgage loans	1,944	—	1,944	N/M
Bank-owned life insurance income	424	147	277	188.4
Loss on sale of available for sale securities	(25)	—	(25)	N/M
Gain (loss) on sale and disposition of assets	228	(85)	313	N/M
Other	1,085	198	887	448.0
	$11,851	$5,058	$6,793	134.3%
N/M - not meaningful
The $6.8 million increase in non-interest income from the three months ended September 30, 2014 was primarily due to a $3.4 million increase in service charges and other fees, which was driven by the addition of $1.2 million of title income, as well as increased commercial loan fee income, debit card income and service charges related to accounts acquired through the merger with LegacyTexas. Additionally, the Company recognized $1.9 million in net gains on the sale of mortgage loans during the third quarter of 2015, which includes the gain recognized on $59.5 million of one-to four-family mortgage loans that were sold or committed for sale during the third quarter of 2015, fair value changes on mortgage derivatives and mortgage fees collected. Prior to the January 1, 2015 merger with LegacyTexas, the Company did not originate for resale or sell mortgage loans to outside investors; therefore, a comparable gain was not recorded in the third quarter of 2014. Other non-interest income increased by $887,000 from the third quarter of 2014, primarily due to $695,000 of insurance income added through the acquisition of LegacyTexas.

Non-interest Expense. Non-interest expense increased by $15.0 million, or 66.0%, to $37.8 million for the three months ended September 30, 2015 from $22.8 million for the three months ended September 30, 2014.

	Three Months Ended September 30,		Dollar Change	Percent Change
	2015	2014
	(Dollars in thousands)
Non-interest expense
Salaries and employee benefits	$23,633	$13,661	$9,972	73.0%
Merger and acquisition costs	—	1,188	(1,188)	(100.0)
Advertising	645	262	383	146.2
Occupancy and equipment	3,622	1,807	1,815	100.4
Outside professional services	934	569	365	64.1
Regulatory assessments	1,026	698	328	47.0
Data processing	2,830	1,739	1,091	62.7
Office operations	2,879	1,566	1,313	83.8
Other	2,258	1,301	957	73.6
	$37,827	$22,791	$15,036	66.0%

The increase in non-interest expense from the three months ended September 30, 2014 was driven by a $10.0 million increase in salaries and employee benefits expense, primarily due to the addition of employees and grants of share-based compensation related to the merger with LegacyTexas. The merger with LegacyTexas also resulted in a $1.8 million increase in occupancy and equipment expense, a $1.3 million increase in office operations expense and a $1.1 million increase in data processing expense for the quarter ended September 30, 2015, compared to the same quarter in 2014. These increases in non-interest expense from the three months ended September 30, 2014 were partially offset by a $1.2 million decrease in merger and acquisition costs related to the merger with LegacyTexas.
Income Tax Expense. For the three months ended September 30, 2015 we recognized income tax expense of $9.8 million on our pre-tax income, compared to income tax expense of $5.1 million for the three months ended September 30, 2014. Both the 2015 and 2014 periods had an effective tax rate of 35.4%.

Comparison of Results of Operations for the Nine Months Ended September 30, 2015 and 2014

General. Net income for the nine months ended September 30, 2015 was $54.5 million, an increase of $28.7 million, or 111.0%, from net income of $25.8 million for the nine months ended September 30, 2014. The increase in net income was driven by an $80.2 million increase in net interest income and an increase in non-interest income of $17.8 million, which was partially offset by a $10.2 million increase in the provision for loan losses and a $44.2 million increase in non-interest expense. Basic earnings per share for the nine months ended September 30, 2015 was $1.18, an increase of $0.51 from $0.67 for the nine months ended September 30, 2014. Diluted earnings per share for the nine months ended September 30, 2015 was $1.17, an increase of $0.50 from $0.67 for the nine months ended September 30, 2014.

Interest Income. Interest income increased by $83.4 million, or 76.1%, to $193.1 million for the nine months ended September 30, 2015 from $109.7 million for the nine months ended September 30, 2014.

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2015	2014
	(Dollars in thousands)
Interest and dividend income
Loans, including fees	$182,611	$100,148	$82,463	82.3%
Securities	9,258	8,930	328	3.7
Interest-bearing deposits in other financial institutions	421	185	236	127.6
FHLB and Federal Reserve Bank stock and other	820	405	415	102.5
	$193,110	$109,668	$83,442	76.1%

The increase in interest income for the nine months ended September 30, 2015 compared to the same period in 2014, was primarily due to an $82.5 million, or 82.3%, increase in interest income on loans, which was driven by increased volume in all loan categories resulting from the merger with LegacyTexas on January 1, 2015, as well as organic growth since September 30, 2014. The average balance of commercial real estate loans increased by $741.9 million to $1.89 billion from the nine months ended September 30, 2014, resulting in a $27.9 million increase in interest income. The $741.9 million in growth includes $551.0 million in commercial real estate loans acquired through the merger with LegacyTexas. The average balance of commercial and industrial loans increased by $667.7 million to $1.24 billion from the nine months ended September 30, 2014, resulting in a $25.7 million increase in interest income. The $667.7 million in growth includes $337.1 million in commercial and industrial loans acquired through the merger with LegacyTexas. The average balance of consumer real estate loans increased by $340.4 million to $816.0 million from the nine months ended September 30, 2014, resulting in a $12.3 million increase in interest income. The $340.4 million in growth includes $264.0 million in consumer real estate loans acquired through the merger with LegacyTexas. The average balance of construction and land loans increased by $203.6 million to $225.9 million from the nine months ended September 30, 2014, resulting in an $8.9 million increase in interest income. The $203.6 million in growth includes $198.3 million in construction and land loans acquired through the merger with LegacyTexas. The average balance of Warehouse Purchase Program loans increased by $263.0 million to $818.4 million from the nine months ended September 30, 2014, which resulted in a $5.7 million increase in interest income. Interest income on loans for the nine months ended September 30, 2015 included $7.7 million in accretion of purchase accounting fair value adjustments on loans acquired through the merger with LegacyTexas.

Interest Expense. Interest expense increased by $3.3 million, or 26.3%, to $15.8 million for the nine months ended September 30, 2015 from $12.5 million for the nine months ended September 30, 2014.

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2015	2014
	(Dollars in thousands)
Interest expense
Deposits	$9,558	$6,047	$3,511	58.1%
FHLB advances	5,086	5,832	(746)	(12.8)
Repurchase agreements and other borrowings	1,131	612	519	84.8
	$15,775	$12,491	$3,284	26.3%

The increase in interest expense for the nine months ended September 30, 2015 compared to the same period in 2014, was primarily due to increased volume in all deposit categories resulting from deposits acquired through the merger with LegacyTexas on January 1, 2015, as well as organic growth since September 30, 2014 in savings, money market and time deposit balances. An $857.6 million increase in the average balance of savings and money market deposits to $1.85 billion from the nine months ended September 30, 2014 was partially offset by an 11 basis point reduction in the average rate, resulting in a $468,000 increase in interest expense. The $857.6 million in growth includes $534.6 million in savings and money market deposits acquired through the merger with LegacyTexas. The average balance of time deposits increased by $357.9 million to $854.2 million from the nine months ended September 30, 2014, resulting in a $1.9 million increase in interest expense. The $357.9 million in growth includes $336.8 million in time deposits acquired through the merger with LegacyTexas. The average balance of interest-bearing demand deposits increased by $250.4 million to $713.5 million from the nine months ended September 30, 2014, resulting in a $1.2 million increase in interest expense. The $250.4 million in growth includes $258.7 million in interest-bearing demand deposits acquired through the merger with LegacyTexas.

The average balance of borrowings increased by $366.8 million compared to the same period in 2014, which was more than offset by a 54 basis point decline in the average rate paid on borrowings, reducing interest expense by $227,000 from the nine months ended September 30, 2014.

Net Interest Income. Net interest income increased by $80.2 million, or 82.5%, to $177.3 million for the nine months ended September 30, 2015 from $97.2 million for the nine months ended September 30, 2014. The net interest margin increased by 27 basis points to 4.03% for the nine months ended September 30, 2015 from 3.76% for the same period last year. The net interest rate spread increased by 31 basis points to 3.91% for the nine months ended September 30, 2015 from 3.60% for the same period last year. The average yield on earning assets for the nine months ended September 30, 2015 was 4.39%, a 14 basis point increase from the nine months ended September 30, 2014, which was primarily due to increased volume in higher-yielding commercial loans, as well as accretion income resulting from the merger with LegacyTexas. The average cost of interest-bearing liabilities for the nine months ended September 30, 2015 was 0.48%, down 17 basis points from the nine months ended September 30, 2014.
Provision for Loan Losses. The provision for loan losses was $14.3 million for the nine months ended September 30, 2015, an increase of $10.2 million from $4.1 million for the nine months ended September 30, 2014. The increase in the provision for loan losses compared to the nine months ended September 30, 2014 was primarily related to increased organic loan production, as well as loans acquired through the merger with LegacyTexas that were re-underwritten in the normal course of business following completion of the merger with LegacyTexas. Once an acquired loan undergoes new underwriting and meets the criteria for a new loan, any remaining fair value adjustments are taken into interest income. Without the corresponding fair value adjustment, the newly originated loan drives an increase in the allowance for loan losses. Consistent with prior quarters, the Company has increased qualitative reserve factors to provide for additional allowance for loan losses due to the continued economic uncertainty in Texas related to the further decline in the price of oil.
Net charge-offs for nine months ended September 30, 2015 totaled $3.4 million, an increase of $2.6 million from the nine months ended September 30, 2014. This increase was primarily due to a $1.2 million charge-off of a commercial and industrial loan acquired through the merger with LegacyTexas. The $1.2 million charge-off was recorded net of $473,000 in remaining fair value adjustments on the credit.
Non-interest Income. Non-interest income increased by $17.8 million, or 115.0%, to $33.2 million for the nine months ended September 30, 2015 from $15.4 million for the nine months ended September 30, 2014.

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2015	2014
	(Dollars in thousands)
Non-interest income
Service charges and other fees	$22,895	$14,419	$8,476	58.8%
Net gain on sale of mortgage loans	6,137	—	6,137	N/M
Bank-owned life insurance income	1,267	445	822	184.7
Gain on sale of available for sale securities	186	—	186	N/M
Gain on sale and disposition of assets	685	643	42	6.5
Other	2,052	(58)	2,110	N/M
	$33,222	$15,449	$17,773	115.0%
N/M - not meaningful
The increase in non-interest income from the nine months ended September 30, 2014 was primarily due to an $8.5 million increase in service charges and other fees, which was driven by an $849,000 increase in commercial loan fee income, as well as growth in service charges related to accounts acquired through the merger with LegacyTexas, higher Warehouse Purchase Program fee income due to increased volume in that loan portfolio and the addition of $3.4 million of title income through the acquisition of LegacyTexas' title subsidiary. Additionally, the Company recognized $6.1 million in net gains on the sale of mortgage loans during the nine months ended September 30, 2015, which includes the gain recognized on $175.5 million of one-to four-family mortgage loans that were sold or committed for sale during the nine months ended September 30 2015, fair value changes on mortgage derivatives and mortgage fees collected. Prior to the merger with LegacyTexas, the Company did not originate for resale or sell mortgage loans to outside investors; therefore, a comparable gain was not recorded in the 2014 period. Other non-interest income for the nine months ended September 30, 2015 included $2.1 million of insurance income added through the acquisition of LegacyTexas.
Non-interest Expense. Non-interest expense increased by $44.2 million, or 64.7%, to $112.5 million for the nine months ended September 30, 2015 from $68.3 million for the nine months ended September 30, 2014.

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2015	2014
	(Dollars in thousands)
Non-interest expense
Salaries and employee benefits	$69,153	$41,920	$27,233	65.0%
Merger and acquisition costs	1,553	2,009	(456)	(22.7)
Advertising	2,633	1,110	1,523	137.2
Occupancy and equipment	11,268	5,518	5,750	104.2
Outside professional services	2,309	1,580	729	46.1
Regulatory assessments	2,994	2,013	981	48.7
Data processing	8,162	5,109	3,053	59.8
Office operations	7,924	4,963	2,961	59.7
Other	6,516	4,074	2,442	59.9
	$112,512	$68,296	$44,216	64.7%
The increase in non-interest expense from the nine months ended September 30, 2014 was driven by a $27.2 million, or 65.0%, increase in salaries and employee benefits expense, primarily due to an increase in full-time equivalent employees to 831 at September 30, 2015, from 512 at September 30, 2014, largely related to the merger with LegacyTexas. Additionally, shortly following the completion of the LegacyTexas merger, certain senior managers from LegacyTexas who joined the Company received immediately-vested stock awards, which resulted in $590,000 of share-based compensation expense recognized during the nine months ended September 30, 2015. Compared to the nine months ended September 30, 2014, occupancy and equipment expense increased by $5.8 million, or 104.2%, and office operations expense increased by $3.0 million, or 59.7%, primarily due to the addition of LegacyTexas' facilities. Data processing expense increased by $3.1 million, or 59.8%, from the comparable 2014 period, as the Company added LegacyTexas into their information technology infrastructure and upgraded various systems to enhance customer service and increase efficiency.
Income Tax Expense. For the nine months ended September 30, 2015 we recognized income tax expense of $29.3 million on our pre-tax income, which was an effective tax rate of 35.0%, compared to income tax expense of $14.4 million for the nine months ended September 30, 2014, which was an effective tax rate of 35.9%. The decrease in the effective tax rate was primarily due to non-deductible merger costs associated with the merger with LegacyTexas recognized in 2014, as well as increased amounts of tax-exempt income on municipal securities and bank-owned life insurance in 2015.

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

	Three Months Ended September 30,
	2015			2014
	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$1,969,031	$26,138	5.31%	$1,163,271	$15,880	5.46%
Warehouse Purchase Program	845,787	7,073	3.35	645,148	5,738	3.56
Commercial and industrial	1,340,177	15,010	4.48	662,504	6,923	4.18
Construction and land	239,567	3,244	5.42	28,344	434	6.12
Consumer real estate	855,015	10,297	4.82	510,135	6,259	4.91
Other consumer	77,404	1,089	5.63	42,308	638	6.03
Loans held for sale	17,651	174	3.94	—	—	—
Less: deferred fees and allowance for loan loss	(35,690)	—	—	(22,663)	—	—
Loans receivable [1]	5,308,942	63,025	4.75	3,029,047	35,872	4.74
Agency mortgage-backed securities	346,435	1,742	2.01	254,338	1,366	2.15
Agency collateralized mortgage obligations	108,089	503	1.86	158,645	841	2.12
Investment securities	133,148	820	2.46	78,901	580	2.94
FHLB and FRB stock and other restricted securities	60,569	298	1.97	41,066	139	1.35
Interest-earning deposit accounts	160,690	137	0.34	90,246	57	0.25
Total interest-earning assets	6,117,873	66,525	4.35	3,652,243	38,855	4.26
Non-interest-earning assets	414,865			185,181
Total assets	$6,532,738			$3,837,424
Interest-bearing liabilities:
Interest-bearing demand	$736,142	864	0.47	$460,192	407	0.35
Savings and money market	1,936,090	908	0.19	1,060,311	812	0.31
Time	902,186	1,610	0.71	492,864	802	0.65
Borrowings	984,708	1,955	0.79	733,615	2,164	1.18
Total interest-bearing liabilities	4,559,126	5,337	0.47	2,746,982	4,185	0.61
Non-interest-bearing demand	1,108,928			456,115
Non-interest-bearing liabilities	78,628			72,305
Total liabilities	5,746,682			3,275,402
Total shareholders’ equity	786,056			562,022
Total liabilities and shareholders’ equity	$6,532,738			$3,837,424
Net interest income and margin		$61,188	4.00%		$34,670	3.80%
Net interest income and margin (tax-equivalent basis) [2]		$61,459	4.02%		$34,867	3.82%
Net interest rate spread			3.88%			3.65%
Net earning assets	$1,558,747			$905,261
Average interest-earning assets to average interest-bearing liabilities	134.19%			132.95%
[1]	Calculated net of deferred fees, loan discounts, loans in process and allowance for loan losses.
[2]
In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for 2015 and 2014. Tax-exempt investments and loans had an average balance of $107.5 million and $67.4 million for the three months ended September 30, 2015 and 2014, respectively.

	Nine Months Ended September 30,
	2015			2014
	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$1,885,320	$74,499	5.27%	$1,143,515	$46,569	5.43%
Warehouse Purchase Program	818,352	20,568	3.35	555,394	14,894	3.58
Commercial and industrial	1,241,985	43,730	4.69	574,283	18,022	4.18
Construction and land	225,864	9,905	5.85	22,225	1,021	6.12
Consumer real estate	816,030	29,968	4.90	475,644	17,642	4.95
Other consumer	83,231	3,412	5.47	44,292	2,000	6.02
Loans held for sale	18,905	529	3.73	—	—	—
Less: deferred fees and allowance for loan loss	(32,284)	—	—	(21,711)	—	—
Loans receivable [1]	5,057,403	182,611	4.81	2,793,642	100,148	4.78
Agency mortgage-backed securities	341,491	5,114	2.00	265,629	4,378	2.20
Agency collateralized mortgage obligations	119,422	1,764	1.97	171,313	2,813	2.19
Investment securities	110,743	2,380	2.87	73,960	1,739	3.14
FHLB and FRB stock and other restricted securities	58,153	820	1.88	36,157	405	1.49
Interest-earning deposit accounts	182,069	421	0.31	101,766	185	0.24
Total interest-earning assets	5,869,281	193,110	4.39	3,442,467	109,668	4.25
Non-interest-earning assets	422,671			184,346
Total assets	$6,291,952			$3,626,813
Interest-bearing liabilities:
Interest-bearing demand	$713,480	2,419	0.45	$463,071	1,257	0.36
Savings and money market	1,851,178	2,667	0.19	993,582	2,199	0.30
Time	854,247	4,472	0.70	496,364	2,591	0.70
Borrowings	993,497	6,217	0.83	626,703	6,444	1.37
Total interest-bearing liabilities	4,412,402	15,775	0.48	2,579,720	12,491	0.65
Non-interest-bearing demand	1,036,525			428,744
Non-interest-bearing liabilities	73,369			63,720
Total liabilities	5,522,296			3,072,184
Total shareholders’ equity	769,656			554,629
Total liabilities and shareholders’ equity	$6,291,952			$3,626,813
Net interest income and margin		$177,335	4.03%		$97,177	3.76%
Net interest income and margin (tax-equivalent basis) [2]		$178,111	4.05%		$97,771	3.79%
Net interest rate spread			3.91%			3.60%
Net earning assets	$1,456,879			$862,747
Average interest-earning assets to average interest-bearing liabilities	133.02%			133.44%
[1]	Calculated net of deferred fees, loan discounts, loans in process and allowance for loan losses.
[2]
In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for 2015 and 2014. Tax-exempt investments and loans had an average balance of $103.2 million and $67.7 million for the nine months ended September 30, 2015 and 2014, respectively.

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

	Three Months Ended September 30,
	2015 versus 2014
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$10,708	$(450)	$10,258
Warehouse Purchase Program	1,695	(360)	1,335
Commercial and industrial	7,557	530	8,087
Construction and land	2,866	(56)	2,810
Consumer real estate	4,155	(117)	4,038
Other consumer	496	(45)	451
Loans held for sale	174	—	174
Loans receivable	27,651	(498)	27,153
Agency mortgage-backed securities	468	(92)	376
Agency collateralized mortgage obligations	(244)	(94)	(338)
Investment securities	346	(106)	240
FHLB and FRB stock and other restricted securities	81	78	159
Interest-earning deposit accounts	55	25	80
Total interest-earning assets	28,357	(687)	27,670
Interest-bearing liabilities:
Interest-bearing demand	296	161	457
Savings and money market	494	(398)	96
Time	724	84	808
Borrowings	617	(826)	(209)
Total interest-bearing liabilities	2,131	(979)	1,152
Net interest income	$26,226	$292	$26,518

	Nine Months Ended September 30,
	2015 versus 2014
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$29,352	$(1,422)	$27,930
Warehouse Purchase Program	6,661	(987)	5,674
Commercial and industrial	23,267	2,441	25,708
Construction and land	8,932	(48)	8,884
Consumer real estate	12,502	(176)	12,326
Other consumer	1,612	(200)	1,412
Loans held for sale	529	—	529
Loans receivable	82,855	(392)	82,463
Agency mortgage-backed securities	1,164	(428)	736
Agency collateralized mortgage obligations	(788)	(261)	(1,049)
Investment securities	801	(160)	641
FHLB and FRB stock and other restricted securities	291	124	415
Interest-earning deposit accounts	176	60	236
Total interest-earning assets	84,499	(1,057)	83,442
Interest-bearing liabilities:
Interest-bearing demand	796	366	1,162
Savings and money market	1,426	(958)	468
Time	1,874	7	1,881
Borrowings	2,887	(3,114)	(227)
Total interest-bearing liabilities	6,983	(3,699)	3,284
Net interest income	$77,516	$2,642	$80,158

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
In addition to the primary sources of funds, management has several secondary sources available to meet potential funding requirements. At September 30, 2015, the Company had an additional borrowing capacity of $542.2 million with the FHLB. Also, at September 30, 2015, the Company had $250.0 million in federal funds lines of credit available with other financial institutions. The Company may also use the discount window at the Federal Reserve Bank as a source of short-term funding. Federal Reserve Bank borrowing capacity varies based upon securities pledged to the discount window line. At September 30, 2015, securities pledged had a collateral value of $39.2 million.
At September 30, 2015, the Company had classified 56.0% of its securities portfolio as available for sale (including pledged securities), providing an additional source of liquidity. Management believes that because active markets exist and our securities portfolio is of high quality, our available for sale securities are marketable. Selling participations in loans we originate, including portions of commercial real estate loans, creates another source of liquidity and allows us to manage borrower concentration risk as well as interest rate risk.
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
The Company, which is a separate legal entity from the Bank and must provide for its own liquidity, had liquid assets of $5.3 million on an unconsolidated basis at September 30, 2015. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders as well as for any Company stock repurchases. The Company has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. See “How We Are Regulated - Limitations on Dividends and Other Capital Distributions” under Item 1 and Note 18 of the Notes to Consolidated Financial Statements contained in Item 8 of the Company's 2014 Form 10-K.
The Company uses its sources of funds primarily to meet its expenses, pay maturing deposits and fund withdrawals, and to fund loan commitments. Total approved loan commitments (including Warehouse Purchase Program commitments, unused lines of credit and letters of credit) amounted to $1.90 billion and $942.6 million at September 30, 2015, and December 31, 2014, respectively. It is management's policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Company. Certificates of deposit scheduled to mature in one year or less at September 30, 2015 totaled $612.0 million with a weighted average rate of 0.18%.
During the nine months ended September 30, 2015, cash and cash equivalents increased by $109.7 million, or 83.1%, to $241.7 million at September 30, 2015 from $132.0 million at December 31, 2014. Operating activities provided cash of $88.6 million and financing activities provided cash of $703.7 million, which was partially offset by cash used in investing activities of $682.7 million. Primary sources of cash for the nine months ended September 30, 2015 included proceeds from pay-offs of Warehouse Purchase Program loans totaling $11.76 billion and proceeds from FHLB advances of $1.04 billion. Primary uses of cash for the nine months ended September 30, 2015 included originations of Warehouse Purchase Program loans totaling $11.93 billion, repayments on FHLB advances of $750.0 million and net fundings of loans held for investment totaling $651.1 million.
Please see Item 1A (Risk Factors) under Part 1 of the Company's 2014 Form 10-K for information regarding liquidity risk.
Off-Balance Sheet Arrangements, Contractual Obligations and Commitments
The following table presents our longer term contractual obligations and commitments to extend credit to our borrowers, in aggregate and by payment due dates (not including any interest amounts). In addition to the commitments below, the Company had overdraft protection available to its depositors in the amount of $87.6 million and credit card guarantees outstanding in the amount of $665,000 at September 30, 2015.

	September 30, 2015
	Less than One Year	One through Three Years	Four through Five Years	After Five Years	Total
	(Dollars in thousands)
Contractual obligations:
Deposits without a stated maturity	$3,869,535	$—	$—	$—	$3,869,535
Certificates of deposit (gross of purchase accounting discount of $450)	611,999	251,475	37,347	144	900,965
FHLB advances (gross of restructuring prepayment penalty of $616)	1,073,440	72,775	4,926	2,391	1,153,532
Repurchase agreements	46,643	25,000	—	—	71,643
Subordinated debt (gross of purchase accounting discount of $3,942)	—	—	—	15,464	15,464
Private equity fund for Community Reinvestment Act purposes	3,420	—	—	—	3,420
Operating leases (premises)	6,022	8,984	6,193	15,519	36,718
Total contractual obligations	$5,611,059	$358,234	$48,466	$33,518	6,051,277
Off-balance sheet loan commitments: [1]
Unused commitments to extend credit	$692,468	$319,567	$186,133	$70,336	1,268,504
Unused capacity on Warehouse Purchase Program loans	614,623	—	—	—	614,623
Standby letters of credit	11,300	7,320	188	—	18,808
Total loan commitments	$1,318,391	$326,887	$186,321	$70,336	1,901,935
Total contractual obligations and loan commitments					$7,953,212
[1] Loans having no stated maturity are reported in the “Less than One Year” category.

Capital Resources
At December 31, 2014, the Bank and the Company were subject to minimum capital requirements imposed by the OCC and the FRB. Effective on January 1, 2015, upon completion of the merger with LegacyTexas, the Bank was merged into LegacyTexas Bank, with regulatory oversight by the TDOB and the FRB. Consistent with our goal to operate a sound and profitable organization, our policy is for the Company and its subsidiary bank to maintain “well-capitalized” status under the FRB regulations. Based on capital levels at September 30, 2015 and December 31, 2014, the Bank and the Company were considered to be well-capitalized.
At September 30, 2015, the Bank's equity totaled $776.5 million. The Company's consolidated equity totaled $792.6 million, or 11.5% of total assets, at September 30, 2015. Warehouse Purchase Program loan volumes can increase significantly on the last day of the month, potentially leading to a significant difference between the ending and average balance of Warehouse Purchase Program loans. At September 30, 2015, Warehouse Purchase Program loans totaled $960.4 million, compared to an average balance of $845.8 million for the three months ended September 30, 2015. Because the capital ratios below are calculated using ending risk-weighted assets and Warehouse Purchase Program loans are risk-weighted at 100%, the end of period increase in these balances can significantly impact the Company's reported capital ratios.

	Actual		Required for Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2015	(Dollars in thousands)
Total risk-based capital
Company	$658,602	10.75%	$489,942	8.00%	$612,427	10.00%
Bank	630,941	10.30	489,972	8.00	612,464	10.00
Tier 1 risk-based capital
Company	622,220	10.16	367,456	6.00	489,942	8.00
Bank	594,559	9.71	367,479	6.00	489,972	8.00
Common equity tier 1 risk-based capital
Company	610,698	9.97	275,592	4.50	398,078	6.50
Bank	594,559	9.71	275,609	4.50	398,102	6.50
Tier 1 leverage
Company	622,220	9.79	254,123	4.00	317,654	5.00
Bank	594,559	9.36	254,165	4.00	317,707	5.00

December 31, 2014
Total risk-based capital
Company	$562,448	15.87%	$283,618	8.00%	$354,522	10.00%
Bank	495,171	13.98	283,314	8.00	354,142	10.00
Tier 1 risk-based capital
Company	536,899	15.14	141,809	4.00	212,713	6.00
Bank	469,622	13.26	141,657	4.00	212,485	6.00
Tier 1 leverage
Company	536,899	13.86	154,900	4.00	193,625	5.00
Bank	469,622	12.13	154,910	4.00	193,638	5.00

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
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

The Bank's asset/liability management strategy sets acceptable limits for the percentage change in EVE and EAR given changes in interest rates. For instantaneous, parallel, and sustained interest rate increases or decreases of 100, 200, 300, and 400 basis points, the Bank's policy indicates that the change in EVE should not exceed a 15.00% decrease. For an instantaneous, parallel, and sustained interest rate increase or decrease of 100 basis points, the Bank's policy indicates that EAR should not decrease by more than 7%, and for increases of 200, 300, and 400 basis points, EAR should not decrease by more than 10%, 13%, and 15%, respectively.
As illustrated in the tables below, the Bank was within policy limits for all scenarios tested. The tables presented below, as of September 30, 2015, and December 31, 2014, are internal analyses of our interest rate risk as measured by changes in EVE and EAR for instantaneous, parallel, and sustained shifts for all market rates and yield curves, in 100 basis point increments, up 400 basis points and down 100 basis points.
As illustrated in the tables below, our EVE would be negatively impacted by a parallel, instantaneous, and sustained increase in market rates. Such an increase in rates would negatively impact EVE as a result of the duration of assets, including loans and investments, being longer than the duration of liabilities, primarily deposit accounts and FHLB borrowings. As illustrated in the table below, at September 30, 2015, our EAR would be negatively impacted by a parallel, instantaneous, and sustained increase in market rates of 200, 300, or 400 basis points. As market interest rates rise and variable liability rates are modeled to increase faster than assets mature or reprice.

September 30, 2015
Change in Interest Rates in Basis Points	Economic Value of Equity				Earnings at Risk (12 months)
	Estimated EVE	Estimated Increase / (Decrease) in EVE		EVE Ratio %	Estimated Net Interest Income	Increase / (Decrease) in Estimated Net Interest Income
	$ Amount	$ Change	% Change		$ Amount	$ Change	% Change
	(Dollars in thousands)
400	811,664	(91,979)	(10.18)	12.89	239,934	(9,797)	(3.92)
300	839,809	(63,834)	(7.06)	13.10	240,793	(8,938)	(3.58)
200	864,594	(39,049)	(4.32)	13.25	241,599	(8,132)	(3.26)
100	888,475	(15,168)	(1.68)	13.38	242,480	(7,251)	(2.90)
—	903,643	—	—	13.37	249,731	—	—
(100)	897,166	(6,477)	(0.72)	13.02	245,209	(4,522)	(1.81)

December 31, 2014
Change in Interest Rates in Basis Points	Economic Value of Equity				Earnings at Risk (12 months)
	Estimated EVE	Estimated Increase / (Decrease) in EVE		EVE Ratio %	Estimated Net Interest Income	Increase / (Decrease) in Estimated Net Interest Income
	$ Amount	$ Change	% Change		$ Amount	$ Change	% Change
	(Dollars in thousands)
400	605,514	(60,025)	(9.02)	15.59	162,556	15,223	10.33
300	630,460	(35,079)	(5.27)	15.90	157,116	9,783	6.64
200	643,841	(21,698)	(3.26)	15.94	151,746	4,413	3.00
100	656,792	(8,747)	(1.31)	15.95	146,275	(1,058)	(0.72)
—	665,539	—	—	15.87	147,333	—	—
(100)	677,979	12,440	1.87	15.83	143,450	(3,883)	(2.64)

The Bank's EVE was $903.6 million, or 13.37%, of the market value of portfolio assets as of September 30, 2015, a $238.1 million increase from $665.5 million, or 15.87%, of the market value of portfolio assets as of December 31, 2014. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $39.0 million decrease in our EVE at September 30, 2015 compared to a $21.7 million decrease at December 31, 2014, and would result in a 12 basis point decrease in our EVE ratio to 13.25% at September 30, 2015 compared to a seven basis point increase to 15.94% at December 31, 2014. An immediate 100 basis point decrease in market interest rates would result in a $6.5 million decrease in our EVE at September 30, 2015 compared to a $12.4 million increase at December 31, 2014, and would result in a 35 basis point decrease in our EVE ratio to 13.02% at September 30, 2015, as compared to a four basis point decrease in our EVE ratio to 15.83% at December 31, 2014.
The Bank's projected EAR for the twelve months ending September 30, 2016 is $249.7 million, compared to $147.3 million for the twelve months ending December 31, 2015. Based on the assumptions utilized, an immediate 200 basis point increase in market rates would result in an $8.1 million, or 3.26%, decrease in net interest income for the twelve months ending September 30, 2016 compared to a $4.4 million, or 3.00%, increase for the twelve months ending December 31, 2015. An immediate 100 basis point decrease in market rates would result in a $4.5 million decrease in net interest income for the twelve months ending September 30, 2016 compared to a $3.9 million decrease for the twelve months ending December 31, 2015. In May 2015, we increased non-maturity deposit betas utilized in our interest rate risk model. The primary goal is to model anticipated higher sensitivities due to the current prolonged low rate environment and the signaled impending rate rise from the Federal Reserve.
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
An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2015. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company's internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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
The Company did not repurchase any of its common stock during the quarter ended September 30, 2015.

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

101
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Condensed Notes to Unaudited Consolidated Interim Financial Statements.

SIGNATURES
In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
LegacyTexas Financial Group, Inc.
(Registrant)

Date:	October 27, 2015	By:	/s/ Kevin J. Hanigan
Kevin J. Hanigan,
President and Chief Executive Officer
(Duly Authorized Officer)

Date:	October 27, 2015	By:	/s/ J. Mays Davenport
J. Mays Davenport
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibits:

31.1	Certification of the Chief Executive Officer
31.2	Certification of the Chief Financial Officer
32.0	Section 1350 Certifications
101
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Condensed Notes to Unaudited Consolidated Interim Financial Statements.