Form 10-K
period 2015-12-31
LegacyTexas Financial Group, Inc.
filed 2016-02-26
CIK 1487052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant was $1,396.7 million as of June 30, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter. Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are “affiliates”.
There were issued and outstanding 47,645,826 shares of the Registrant’s common stock as of February 24, 2016.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of Form 10-K
Portions of the definitive Proxy Statement to be used in conjunction with the Registrant’s Annual Meeting of Shareholders to be held on May 23, 2016.	Part III

LEGACYTEXAS FINANCIAL GROUP, INC.
FORM 10-K
December 31, 2015

PART I

Item 1.	Business
The disclosures set forth in this item are qualified by Item 1A. Risk Factors and the section captioned “Special Note Regarding Forward-Looking Statements” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report.
General
LegacyTexas Financial Group, Inc. (the "Company") is a Maryland corporation and LegacyTexas Bank is its wholly owned principal operating subsidiary. On January 1, 2015, LegacyTexas Group, Inc. merged into the Company and the Company changed its name from ViewPoint Financial Group, Inc. to LegacyTexas Financial Group, Inc. As part of the merger, ViewPoint Bank, N.A., the wholly owned subsidiary of the Company, merged with and into LegacyTexas Bank, the wholly-owned subsidiary of LegacyTexas Group, Inc. prior to the merger, with LegacyTexas Bank as the surviving bank. In connection with the Company’s name change, its ticker symbol on the Nasdaq Global Select Market was changed from VPFG to LTXB.
Unless the context otherwise requires, references in this document to the “Company” refer to LegacyTexas Financial Group, Inc. (formerly known as ViewPoint Financial Group, Inc.), and references to the “Bank” refer to LegacyTexas Bank, the Company's wholly owned operating subsidiary. References to “we,” “us,” and “our” mean LegacyTexas Financial Group, Inc. or LegacyTexas Bank, unless the context otherwise requires.
Prior to January 1, 2015, the Bank operated under a national bank charter, with oversight by the Office of the Comptroller of the Currency (“OCC”) and back-up oversight by the Federal Deposit Insurance Corporation ("FDIC"). Effective January 1, 2015, regulators of the Bank are the Texas Department of Banking (“TDOB”) and the Board of Governors of the Federal Reserve System (“FRB”) with back-up oversight by the FDIC. The Bank is a Federal Reserve member bank required to have certain reserves and stock set by the FRB and a member of the Federal Home Loan Bank of Dallas, one of the 12 regional banks in the Federal Home Loan Bank System (“FHLB”). The Company is regulated by the FRB.
Business Strategies

Our principal business consists of attracting retail deposits from the general public and the business community and investing those funds, along with borrowed funds, in commercial real estate loans, secured and unsecured commercial and industrial loans, as well as permanent loans secured by first and second mortgages on one-to-four family residences and consumer loans. Additionally, the Warehouse Purchase Program allows mortgage banking company customers to close one-to four family real estate loans in their own name and manage its cash flow needs until the loans are sold to investors. We also offer insurance and title services, as well as brokerage services for the purchase and sale of non-deposit investment and insurance products through a third party brokerage arrangement. Our operating revenues are derived principally from interest earned on interest-earning assets, including loans and investment securities and service charges and fees on deposits and other account services. Our primary sources of funds are deposits, FHLB advances and other borrowings, and payments received on loans and securities. We offer a variety of deposit accounts that provide a wide range of interest rates and terms, generally including savings, money market, term certificate and demand accounts.
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
•Strategic capital deployment
We plan to maintain strong capital levels while increasing shareholder returns. Our current capital position provides us with the ability to pursue robust organic growth as well as acquisitions that will advance our business strategy.
Market Areas
We are headquartered in Plano, Texas, and currently operate 47 banking offices in the Dallas/Fort Worth Metroplex and surrounding counties. Based on the most recent branch deposit data provided by the FDIC (as of June 2015), we ranked second in deposit share in Collin County, with 15.03% of total deposits, and eighth in the Dallas/Fort Worth Metropolitan Statistical Area, with 1.93% of total deposits.
Our market area includes a diverse population of management, professional and sales personnel, office employees, manufacturing and transportation workers, service industry workers, government employees and self-employed individuals. The population includes a skilled work force with a wide range of education levels and ethnic backgrounds. Major employment sectors include transportation, financial services, health and social services, telecommunications, manufacturing, education, retail trades, and professional services. There are 21 companies headquartered in the Dallas/Fort Worth Metroplex included on the 2015 Fortune 500 list, including Exxon Mobil, AT&T, American Airlines Group, Kimberly-Clark, Dr. Pepper Snapple Group, Texas Instruments, J.C. Penney, Dean Foods and Southwest Airlines.
For December 2015, the Dallas/Fort Worth Metroplex reported an unemployment rate (not seasonally adjusted) of 3.7%, compared to the national average of 4.8% (source is Bureau of Labor Statistics Local Area Unemployment Statistics Unemployment Rates for Metropolitan Areas, using the Dallas-Fort Worth-Arlington, Texas Metropolitan Statistical Area.)

Lending Activities
The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and discounts and allowances for losses) as of the dates indicated.

	December 31,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Loans held for investment:
Commercial real estate	$2,177,543	42.98%	$1,265,868	48.06%	$1,091,200	53.23%	$825,340	48.81%	$583,487	47.51%
Commercial and industrial	1,612,669	31.83	781,824	29.69	439,430	21.43	278,525	16.48	70,620	5.75
Construction and land	269,708	5.32	21,298	0.81	30,247	1.48	21,182	1.25	11,852	0.97
Consumer real estate	936,757	18.49	524,199	19.90	441,226	21.53	506,642	29.97	510,899	41.60
Other consumer	69,830	1.38	40,491	1.54	47,799	2.33	59,080	3.49	51,170	4.17
Gross loans held for investment, excluding Warehouse Purchase Program	5,066,507	100.00%	2,633,680	100.00%	2,049,902	100.00%	1,690,769	100.00%	1,228,028	100.00%
Net of:
Deferred fees and discounts, net	(1,860)		(2,927)		(1,267)		486		516
Allowance for loan losses	(47,093)		(25,549)		(19,358)		(18,051)		(17,487)
Net loans held for investment, excluding Warehouse Purchase Program	5,017,554		2,605,204		2,029,277		1,673,204		1,211,057
Warehouse Purchase Program	1,043,719		786,416		673,470		1,060,720		800,935
Total loans held for investment, net	$6,061,273		$3,391,620		$2,702,747		$2,733,924		$2,011,992

Loans held for sale	$22,535		$—		$—		$—		$33,417

The following table shows the composition of our loan portfolio by fixed and adjustable rate as of the dates indicated.

	December 31,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed rate loans:
Commercial real estate	$1,188,884	23.47%	$728,168	27.65%	$564,312	27.53%	$445,885	26.37%	$308,820	25.15%
Commercial and industrial	664,057	13.11	67,592	2.57	76,002	3.71	46,805	2.77	25,408	2.07
Construction and land	85,099	1.68	5,764	0.22	8,948	0.43	4,662	0.28	1,966	0.16
Consumer real estate	508,295	10.03	337,109	12.80	326,122	15.91	383,879	22.70	389,064	31.68
Other consumer	58,259	1.15	32,257	1.22	38,705	1.89	49,035	2.90	40,549	3.30
Total fixed rate loans	2,504,594	49.44	1,170,890	44.46	1,014,089	49.47	930,266	55.02	765,807	62.36
Adjustable rate loans:
Commercial real estate	988,659	19.51	537,700	20.42	526,888	25.70	379,455	22.44	274,667	22.37
Commercial and industrial	948,612	18.72	714,232	27.12	363,428	17.73	231,720	13.71	45,212	3.68
Construction and land	184,609	3.64	15,534	0.59	21,299	1.04	16,520	0.98	9,886	0.81
Consumer real estate	428,462	8.46	187,090	7.10	115,104	5.62	122,763	7.26	121,835	9.92
Other consumer	11,571	0.23	8,234	0.31	9,094	0.44	10,045	0.59	10,621	0.86
Total adjustable rate loans	2,561,913	50.56	1,462,790	55.54	1,035,813	50.53	760,503	44.98	462,221	37.64
Gross loans held for investment, excluding Warehouse Purchase Program	5,066,507	100.00%	2,633,680	100.00%	2,049,902	100.00%	1,690,769	100.00%	1,228,028	100.00%
Net of:
Deferred fees and discounts, net	(1,860)		(2,927)		(1,267)		486		516
Allowance for loan losses	(47,093)		(25,549)		(19,358)		(18,051)		(17,487)
Net loans held for investment, excluding Warehouse Purchase Program	5,017,554		2,605,204		2,029,277		1,673,204		1,211,057

Warehouse Purchase Program:
Fixed rate loans	—	—%	4,147	0.53%	234	0.03%	—	—%	—	—%
Adjustable rate loans	1,043,719	100.00	782,269	99.47	673,236	99.97	1,060,720	100.00	800,935	100.00
Total Warehouse Purchase Program	1,043,719	100.00%	786,416	100.00%	673,470	100.00%	1,060,720	100.00%	800,935	100.00%

Loans held for investment, net	$6,061,273		$3,391,620		$2,702,747		$2,733,924		$2,011,992

Loans held for sale	$22,535		$—		$—		$—		$33,417

The following schedules illustrate the contractual maturity and repricing information for the commercial and industrial and the construction and land portions of our loan portfolio at December 31, 2015. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. Purchased credit impaired loans are reported at their contractual interest rate. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Due During Years Ending December 31,
(Dollars in thousands)	2016 [1]	2017 - 2020	2021 and following	Total
Commercial and industrial	$603,932	$918,453	$90,284	$1,612,669
Construction and land	130,876	96,262	42,570	269,708
1 Includes demand loans and loans having no stated maturity

(Dollars in thousands)	Maturities after One Year
Loans with fixed interest rates	$494,339
Loans with floating or adjustable interest rates	653,230
Lending Authority. The Company's Chief Credit Officer can approve secured loans up to $3 million and unsecured loans up to $2 million, while the Company's Chief Executive Officer can approve either secured or unsecured loans up to $3 million. The Senior Loan Committee has authority to approve loans over these signature authority amounts.

At December 31, 2015, under federal regulation, the maximum amount we could lend to any one borrower and the borrower's related entities was approximately $161.1 million. Our five largest relationships, excluding Warehouse Purchase Program customers, consisted of 24 loans that totaled $340.3 million, or 6.7% of total loans held for investment, excluding Warehouse Purchase Program loans, at December 31, 2015. Of the 24 loans making up this total, 19 were secured by commercial real estate, with property types primarily being office, retail and multifamily in nature. The majority of property locations are in Texas, with primary and secondary market exposure. The largest relationship contains six loans totaling $82.8 million secured by office buildings. All of the aforementioned loans were performing in accordance with their terms at December 31, 2015.
Commercial Real Estate Lending. The commercial real estate lending initiative began in 2003 with the Company purchasing participations from financial institutions on a variety of investor owned commercial projects. This business model evolved into the present focus of direct relationships, primarily with experienced regional owners of three commercial product types: office, retail and multifamily. The office and retail secured projects are occupied by local, regional, and national tenants, while the primarily Class B multifamily secured projects are occupied by individuals unlikely to become single family homeowners. Although the Company does finance other project types (industrial, self-storage facilities, mixed use, etc.), these other projects do not constitute a significant concentration of the commercial real estate portfolio. Our commercial real estate projects are primarily located in Texas, with the majority of the projects being located in major metropolitan markets, such as Dallas, Fort Worth, and Houston.
The Company's commercial real estate lending business model is relatively unique and its success has been tested over several years. The primary focus of the analysis and repayment reliance of the loan is almost exclusively the commercial project itself, as opposed to a combination of project and sponsorship reliance. By choosing this project reliance focus, the Company makes sure the project has ample equity at loan inception rather than relying on it developing in the future when sponsorship liquidity might not equal project liquidity needs. This additional equity investment required at loan inception generally ensures that the project ownership is engaged and attentive to the project's ongoing success. The Company also has a Chief Appraiser in-house to help order, review, and approve appraisals, both commercial and residential.

The Company's reliance on loan structures that emphasize upfront equity rather than back-end guaranty of payment provides multiple benefits to the Company, most driven by the lower initial loan balance. For example, the lower loan balance typically drives the initial loan to value ratio of each project well below regulatory requirements for commercial projects. This lower ratio also provides a cushion in case appraised values drop as a result of reduced occupancy, reduced cash flow, or increased capitalization rates. The low loan balance also aids in achieving a higher debt yield ratio (net operating income to loan amount), and a higher debt service coverage ratio (net operating income to debt service requirement), both important metrics for the Company. Escrows for taxes and insurance are typically maintained for loans in this portfolio, as well as funds for tenant improvement, leasing commissions, or capital expenditures as needed. Regular financial information is gathered so the Company can stay apprised of the financial status of the project. Although a guaranty of payment is not utilized on these transactions, the Company does require annual statements on the sponsors in order to identify other projects likely to cause financial hardship to our borrower.

This portfolio also includes a smaller portion of commercial real estate loans to owner occupied businesses. These loans are typically characterized by higher loan to value ratios than our other commercial real estate loans, but generally come with an unlimited guaranty of payment from the company owner(s). At December 31, 2015, the commercial real estate lending portfolio totaled $2.18 billion.
Commercial and Industrial Lending. The Company's commercial and industrial portfolio has grown from 5.8% of gross loans held for investment (excluding Warehouse Purchase Program loans) at December 31, 2011, to 31.8% at December 31, 2015. Our commercial and industrial borrowers are typically located in Texas, but often provide their products and services regionally or nationally. Loans are generally secured by a pledge of business assets such as accounts receivable, inventory, equipment, or vehicles, with the objective of reducing loan balances more quickly than the decline in useful life or value of the asset. The likelihood of loans being paid depends on the success of the business itself, and economic conditions can play a large role in the long-term viability of a company. We generally obtain personal guarantees for privately held companies.
Financial information on these borrowers is required at regular intervals, with company information required on monthly or quarterly terms and annual personal financial statements required on owner/guarantors. Covenants are included in loan structure with the most common being leverage, liquidity and debt service covenants and generally include debt to tangible net worth or minimum tangible net worth, minimum liquidity, minimum Earnings Before Interest, Taxes, Depreciation, and Amortizations (EBITDA), and minimum current ratios.
Energy loans, which are reported as commercial and industrial loans, totaled $459.8 million at December 31, 2015, representing approximately 9.1% of total loans held for investment (excluding Warehouse Purchase Program loans) and 28.5% of total commercial and industrial loans. In May 2013, the Company formed its Energy Finance group, which is comprised of a group of seasoned lenders, executives and credit risk professionals with more than 100 years of combined Texas energy experience, to focus on providing loans to private and public oil and gas companies throughout the United States. The group also offers the Bank's full array of commercial services, including Treasury Management and letters of credit, to its customers. Substantially all of the loans in the Energy portfolio are reserve based loans, secured by deeds of trust on properties containing proven oil and natural gas reserves. In addition to the reserve based energy loans, the Company has loans categorized as "Midstream and Other," which are typically related to the transmission of oil and natural gas and would only be indirectly impacted from declining commodity prices. At December 31, 2015, "Midstream and Other" loans had a total outstanding balance of $64.6 million. The energy lending portfolio continues to be an important part of the Company's commercial business strategy. Due to the sensitivity of this portfolio to downward movements in oil and gas prices, the Company has seen migration in the portfolio into criticized classifications. Please see "Asset Quality" below.
At December 31, 2015, the Company had six relationships in the commercial & industrial loan portfolio (outside of the reserve based and midstream loans discussed above) who are involved in the energy exploration sector providing front-end services to companies who drill oil and gas wells and whose business could be impacted by the dramatic reduction in drilling activity as a result of the severe drop in the price of oil and gas.  These relationships totaled $4.7 million at December 31, 2015, of which two relationships totaling $365,000 are currently classified as Substandard and Impaired.  The other relationships consist of performing loans and are not criticized.
Construction and Land Lending. The Company's 2015 merger with LegacyTexas Group, Inc. added a construction and land portfolio, which totaled $269.7 million at December 31, 2015. This portfolio is primarily made up of commercial entities constructing both commercial and residential projects in the Dallas Fort Worth area, totaling $240.7 million at December 31, 2015. The Company's requirements for commercial construction is predicated on dealing with reputable project developers, and financially capable contractors, on projects with good equity and significant pre-leasing. Requirements for builders of single family residential projects are similar, with additional controls over the amount of exposure to custom, speculative and model units being built, both financed by the Company and by competing institutions. Additionally, through the mortgage division acquired from LegacyTexas Group, Inc., we also originate one-time close residential construction loans to individuals for the construction and acquisition of personal residences. At December 31, 2015, we had $29.0 million in outstanding balances on residential construction loans to individuals, which generally provide for the payment of interest only during the construction phase, which is typically up to 18 months.

Consumer Real Estate Lending. The Company's consumer real estate lending portfolio, which totaled $936.8 million at December 31, 2015, consists of one-to-four family real estate and home equity/home improvement loans. Following the merger with LegacyTexas Group, Inc. on January 1, 2015, the Company began originating one-to-four family mortgage loans for sale in the secondary market through the Bank's mortgage division. (Prior to this merger, we did not originate one-to-four family mortgage loans for sale in the secondary market, but did periodically purchase these loans from various correspondents on both a servicing retained and servicing released basis.) We primarily originate loans secured by first mortgages on owner-occupied, one-to-four family residences in our market area. All of the one-to-four family loans we originate are funded by us and either sold into the secondary market on a servicing released basis or retained in our portfolio. See “Loan Originations, Purchases, Sales, Repayments and Servicing” for more information. Sales of one-to-four family real estate loans can increase liquidity, provide funds for additional lending activities, and generate income. In 2015, the Company recognized $8.0 million in net gains on the sale of mortgage loans, which includes the gain recognized on $223.3 million of one-to-four family mortgage loans that were sold or committed for sale in 2015, fair value changes on mortgage derivatives and mortgage fees collected.
We underwrite one-to-four family owner-occupied loans based on the applicant’s ability to repay. This includes evaluating their employment, credit history and the value of the subject property. Properties securing our one-to-four family loans are appraised by independent fee appraisers who are selected in accordance with industry and regulatory standards. We require our borrowers to obtain title and hazard insurance, and flood insurance, if necessary.
The Company also originates consumer home equity and home improvement loans. All of our home equity loans are secured by Texas real estate. Under Texas law, home equity borrowers are allowed to borrow a maximum of 80% (combined LTV of the first lien, if any, plus the home equity loan) of the fair market value of their primary residence. The same 80% combined LTV maximum applies to home equity lines of credit, with the home equity line further limited to 50% of the fair market value of the home. As a result, our home equity loans and home equity lines of credit have low LTV ratios compared to similar loans in most other states. Home equity lines of credit are originated with an adjustable rate of interest based on the Wall Street Journal Prime (“Prime”) rate of interest plus a margin. Home equity lines of credit have up to a ten year draw period and amounts may be re-borrowed after payment at any time during the draw period. While the rate of interest continues to float, once the draw period has lapsed, the payment amount is calculated on a ten year period based on the loan balance at that time.
Other Consumer Lending. We offer a variety of secured and unsecured consumer loans, including new and used automobile loans, recreational vehicle loans and loans secured by savings deposits. We originate these loans primarily in our market areas. At December 31, 2015, our other consumer loan portfolio totaled $69.8 million.
Warehouse Purchase Program. The Warehouse Purchase Program, which the Company initiated in July 2008, allows unaffiliated mortgage originators to close one-to-four family real estate loans in their own name and manage its cash flow needs until the loans are sold to investors. Although not bound by any legally binding commitment, when a purchase decision is made, the Company purchases a 100% participation interest in the mortgage loans originated by our mortgage banking company customers. The mortgage banking company customer closes mortgage loans consistent with underwriting standards established by approved investors and, once all pertinent documents are received, the participation interest is delivered by the Company to the investor selected by the originator and approved by the Company.
The unaffiliated mortgage originating customers are located across the U.S. and originate loans primarily through traditional retail and/ or wholesale business models. These customers are strategically targeted for their experienced management teams and thoroughly analyzed to ensure long-term and profitable business models. By using this approach, the Company believes that this type of lending carries a lower risk profile than other one-to-four family mortgage loans held for investment in the Company's portfolio, due to the short-term nature of the exposure and the additional strength offered by the mortgage originator sponsorship.
At December 31, 2015, Warehouse Purchase Program maximum aggregate outstanding purchases ranged in size from $2 million to $90 million. The maximum aggregate outstanding purchases are priced using a combined base rate and a risk premium set for both product type (Prime, Jumbo, etc.) and age of the loan. The typical maximum aggregate outstanding purchase facility includes the payment guaranty of company owners holding significant ownership positions, along with non-interest-bearing pledged deposits in line with the maximum aggregate outstanding purchase limit. Typical covenants include minimum tangible net worth, maximum leverage and minimum liquidity. As loans age, the Company requires loan curtailments to reduce the Company's risk involving loans that are not purchased by investors on a timely basis.

At December 31, 2015, the Company had 43 mortgage banking company customers with a maximum aggregate exposure of $1.52 billion and an actual aggregate outstanding balance of $1.04 billion. The average mortgage loan being purchased by the Company reflects a blend of both Conforming and Government loan characteristics, including an average loan to value (LTV) of 84%, an average credit score of 719 and an average loan size of $267,000. These characteristics illustrate the low risk profile of loans purchased under the Warehouse Purchase Program. To date, the Company has not experienced a loss on any Warehouse Purchase Program loan.

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
When a participation arrangement is unacceptable to the financial partner and a direct relationship with the borrower is the only structure acceptable, a syndication arrangement may be formed. In a syndication arrangement, the financial partner has a direct relationship with the borrower and has its own documents, with terms that mirror those of the other banks in the syndication group. Just like in a participation, the financial partner shares pro-rata in collateral, but because syndication partners are essentially equal in rights and responsibilities, there is usually a designated partner responsible for administering the flow of funds and information between the parties. The Company has entered into the sale of both participations and syndications from commercial real estate and commercial and industrial borrowers in an attempt to meet our borrowers' needs and stay within our own risk tolerances. During 2015, the Company sold $130.2 million in participations and syndications.

The Company has also entered into the purchase of both participation and syndication transactions as a means of assisting our financial partners who may have encountered excess loan exposure to their own borrowers. The rights and remedies of these purchases are essentially the same as outlined above for the sale of a participation or syndication. A participation purchased would give the Company little to no access to our financial partner's borrower and we would have to accept the terms outlined and documents used for that borrower. During 2015, the Company purchased $471.8 million in participations and syndications.

We also sell whole residential real estate loans originated by our mortgage division to private investors, such as other banks and mortgage companies, generally subject to a provision for repurchase upon breach of representation, warranty or covenant. These loans are generally sold for cash in amounts equal to the unpaid principal amount of the loans plus a servicing release premium. The sale amounts generally produce gains to us. Our residential real estate loans are sold on a servicing released basis. In 2015, the Company's mortgage division sold $217.3 million of residential real estate loans to investors.
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

The Company has a variety of monitoring tools that serve as indicators of potential borrower weakness and early warning signs of possible risk grade deterioration. For example, a borrower's inability to provide ongoing loan documentation, maintain positive balances in deposit accounts, and make loan payments as scheduled are all signs of potential deterioration in a borrower's financial condition and the need for a review of the asset risk grade. Borrowers who are unable to meet original loan terms and require concessions that the Company would not ordinarily grant are automatically downgraded and examined for the need for additional reserves to cover specific impairment. Loans are reviewed regularly to ensure that they are properly graded, structured to meet the borrower's cash flow capability, and considered in the Company's calculation of the allowance for loan losses.
Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at December 31, 2015. There were no past due Warehouse Purchase Program loans at December 31, 2015.

	Loans Delinquent For:
	30-89 Days			90 Days and Over			Total Loans Delinquent 30 Days or More
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)
Commercial real estate	4	$192	0.01%	2	$10,269	0.47%	6	$10,461	0.48%
Commercial and industrial	22	1,554	0.10	4	12,255	0.76	26	13,809	0.86
Construction and land	3	623	0.23	—	—	—	3	623	0.23
Consumer real estate	120	13,343	1.42	33	3,458	0.37	153	16,801	1.79
Other consumer	45	500	0.72	1	—	—	46	500	0.72
Total loans	194	$16,212	0.32%	40	$25,982	0.51%	234	$42,194	0.83%
Non-performing Assets. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio. Loans are placed on nonaccrual status when the collection of principal and/or interest becomes doubtful or other factors involving the loan warrant placing the loan on nonaccrual status. Loans that are past due 30 days or greater are considered delinquent. Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Consumer loans are typically charged off no later than 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

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
Troubled debt restructurings, which are accounted for under Accounting Standards Codification ("ASC") 310-40, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a below market interest rate, a reduction in principal, or a longer term to maturity. All troubled debt restructurings are initially classified as nonaccrual loans, regardless of whether the loan was performing at the time it was restructured. Once a troubled debt restructuring has performed according to its modified terms for six months and the collection of future principal and interest under the revised terms is deemed probable, the Company will consider placing the loan back on accrual status. At December 31, 2015, the Company had $6.8 million in troubled debt restructurings, of which $605,000 were accruing interest and $6.2 million were classified as nonaccrual.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Nonaccrual loans: [1]
Commercial real estate	$11,418	$6,703	$7,604	$13,567	$16,076
Commercial and industrial	16,877	5,778	5,141	5,401	430
Construction and land	33	149	—	134	—
Consumer real estate	9,781	10,591	8,812	7,839	6,566
Other consumer	107	286	567	262	26
Total non-performing loans	38,216	23,507	22,124	27,203	23,098

Foreclosed assets:
Commercial real estate	4,784	551	102	485	1,553
Construction and land	1,802	—	172	177	—
Consumer real estate	106	—	204	1,224	733
Other consumer	—	—	2	15	7
Total foreclosed assets	6,692	551	480	1,901	2,293
Total non-performing assets	$44,908	$24,058	$22,604	$29,104	$25,391

Total non-performing assets as a percentage of total assets [2]	0.58%	0.58%	0.64%	0.79%	0.80%
Total non-performing loans as a percentage of total loans held for investment, excluding Warehouse Purchase Program loans [2]	0.75%	0.89%	1.08%	1.61%	1.88%

Performing troubled debt restructurings:
Commercial real estate	$161	$702	$—	$3,384	$2,860
Commercial and industrial	30	153	185	207	26
Construction and land	—	—	2	5	7
Consumer real estate	368	204	737	553	236
Other consumer	46	39	47	67	142
Total	$605	$1,098	$971	$4,216	$3,271
1 There were no non-performing or troubled debt restructured warehouse lines of credit or Warehouse Purchase Program loans for the periods presented.
2 Purchased credit impaired (PCI) loans, which were acquired in 2012 through the Highlands acquisition and in 2015 through the LegacyTexas acquisition, are not considered non-performing loans, and therefore are not included in the numerator of the non-performing loans to total loans ratio, but are included in total loans, which is reflected in the denominator. The result is a downward trend in the ratio when compared to periods prior to 2012, assuming all other factors stay the same. Similarly, other asset quality ratios, such as the allowance for loan losses to total loans ratio, will reflect a downward trend, assuming all other factors stay the same, due to the impact of PCI loans on the denominator with no corresponding impact in the numerator.
For the year ended December 31, 2015, gross interest income which would have been recorded had the nonaccrual loans been current in accordance with their original terms throughout the entire year amounted to $3.0 million. No interest income on these loans was recorded for the year ended December 31, 2015.
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

We regularly review the problem assets in our portfolio to determine the appropriate classification. The aggregate amount of classified assets at the dates indicated was as follows:

	At December 31,
	2015	2014
	(Dollars in thousands)
Loss	$—	$—
Doubtful	4,201	5,576
Substandard	97,523	48,871
Total classified loans	101,724	54,447
Foreclosed assets	6,692	551
Total classified assets	$108,416	$54,998

Classified assets as a percentage of equity	13.48%	9.68%
Classified assets as a percentage of assets	1.41	1.32
Substandard loans at December 31, 2015 increased by $48.7 million from December 31, 2014, which was primarily due to downgrades on energy loans related to collateral value deterioration from commodity price declines. At December 31, 2015, the Company’s energy loans totaled $459.8 million, representing approximately 9.1% of total loans (excluding Warehouse Purchase Program loans.) This portfolio continues to be an important part of our commercial business strategy. Due to the sensitivity of this portfolio to downward movements in oil and gas prices, we have seen some migration in the portfolio into criticized classifications during 2015. When establishing our allowance for loan losses, all portfolio and general economic factors are considered, including the level of criticized assets and the level of commodity prices. Please see “Comparison of Financial Condition at December 31, 2015, and December 31, 2014 — Allowance for Loan Losses” contained in Item 7 of this report for more information. Additionally, substandard loans at December 31, 2015 included $8.0 million in loans acquired through the merger with LegacyTexas Group, Inc. The $6.1 million increase in foreclosed assets from December 31, 2014 was primarily due to $4.3 million in other real estate owned acquired through the merger with LegacyTexas Group, Inc.
The Company has $51.6 million of potential problem loans, considered "other loans of concern," that are currently performing and do not meet the criteria for impairment, but where there is the distinct possibility that we could sustain some loss if credit deficiencies are not corrected. These possible credit problems may result in the future inclusion of these loans in the non-performing asset categories and were classified as "substandard" but were still accruing interest and were not considered impaired at December 31, 2015 (excluding PCI loans.) Other loans of concern at December 31, 2015 increased by $27.4 million from December 31 2014, primarily due to $26.7 million in energy loans that have been downgraded during 2015. Please see “Comparison of Financial Condition at December 31, 2015, and December 31, 2014 — Allowance for Loan Losses” contained in Item 7 of this report for more information. Other loans of concern, which were performing at December 31, 2015, have been considered in management's analysis of potential loan losses.
Allowance for Loan Losses. The allowance for loan losses is maintained to cover losses that are estimated in accordance with US GAAP. It is our estimate of credit losses inherent in our loan portfolio at each balance sheet date. Our methodology for analyzing the allowance for loan losses consists of general and specific components. For the general component, we stratify the loan portfolio into homogeneous groups of loans that possess similar loss potential characteristics and apply a loss ratio to these groups of loans to estimate the credit losses in the loan portfolio. We use both historical loss ratios and qualitative loss factors assigned to major loan collateral types to establish general component loss allocations. Qualitative loss factors are based on management's judgment of company, market, industry or business specific data and external economic indicators, which may not yet be reflected in the historical loss ratios, and that could impact the Company's specific loan portfolios. The Allowance for Loan Loss Committee sets and adjusts qualitative loss factors by regularly reviewing changes in underlying loan composition and the seasonality of specific portfolios. The Allowance for Loan Loss Committee also considers credit quality and trends relating to delinquency, non-performing and classified loans within the Company's loan portfolio when evaluating qualitative loss factors. Additionally, the Allowance for Loan Loss Committee adjusts qualitative factors to account for the potential impact of external economic factors, including the unemployment rate, vacancy, capitalization rates, commodity prices and other pertinent economic data specific to our primary market area and lending portfolios.
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
At December 31, 2015, $33.4 million in loans were individually impaired, with $1.8 million of the allowance for loan losses allocated to impaired loans at period-end (these figures do not include PCI loans). Please see “Comparison of Financial Condition at December 31, 2015, and December 31, 2014 — Loans” contained in Item 7 and Note 5 of the Notes to Consolidated Financial Statements contained in Item 8 of this report for more information.
At December 31, 2015, our allowance for loan losses was $47.1 million, or 0.93% of total loans held for investment, excluding the Warehouse Purchase Program loans. Assessing the allowance for loan losses is inherently subjective, as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, reflects estimated credit losses in our loan portfolio. See Notes 1 and 5 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.
The following table sets forth an analysis of our allowance for loan losses.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Balance at beginning of period	$25,549	$19,358	$18,051	$17,487	$14,847
Charge-offs:[1]
Commercial real estate	167	—	806	187	15
Commercial and industrial	3,129	568	607	1,178	470
Construction and land	—	51	31	—	—
Consumer real estate	321	237	416	798	487
Other consumer	1,090	605	621	1,039	850
Total charge-offs	4,707	1,461	2,481	3,202	1,822
Recoveries:[1]
Commercial real estate	29	435	—	—	29
Commercial and industrial	246	94	124	114	38
Construction and land	—	1	—	—	—
Consumer real estate	85	38	77	70	60
Other consumer	426	363	388	443	365
Total recoveries	786	931	589	627	492
Net charge-offs	3,921	530	1,892	2,575	1,330
Provision for loan losses	25,465	6,721	3,199	3,139	3,970
Balance at end of period	$47,093	$25,549	$19,358	$18,051	$17,487
Ratio of net charge-offs during the period to
average loans outstanding during the period	0.08%	0.02%	0.08%	0.11%	0.09%
Ratio of net charge-offs during the period to
average non-performing assets	11.37%	2.27%	7.32%	9.45%	5.82%
Allowance as a percentage of non-performing loans[2]	123.23%	108.69%	87.50%	66.36%	75.71%
Allowance as a percentage of total loans, excluding
Warehouse Purchase Program (end of period) [2]	0.93%	0.97%	0.94%	1.07%	1.42%
1 There was no net charge-off activity on Warehouse Purchase Program loans during the periods presented.
2 PCI loans, which were acquired in 2012 through the Highlands acquisition and in 2015 through the LegacyTexas acquisition, are not considered non-performing loans, and therefore are not included in the numerator of the non-performing loans to total loans ratio, but are included in total loans, which is reflected in the denominator. The result is a downward trend in the ratio when compared to periods prior to 2012, assuming all other factors stay the same. Similarly, other asset quality ratios, such as the allowance for loan losses to total loans ratio, will reflect a downward trend, assuming all other factors stay the same, due to the impact of PCI loans on the denominator with no corresponding impact in the numerator.
The distribution of our allowance for losses on loans at the dates indicated is summarized below.

	December 31,
	2015		2014		2013		2012		2011
	Allocated Allowance	% [1]	Allocated Allowance	% [1]	Allocated Allowance	% [1]	Allocated Allowance	% [1]	Allocated Allowance	% [1]
	(Dollars in thousands)
Commercial real estate	$14,123	42.98%	$11,830	48.06%	$10,944	53.23%	$11,182	48.81%	$10,597	47.51%
Commercial and industrial	24,975	31.83	9,068	29.69	4,536	21.43	2,574	16.48	2,090	5.75
Construction and land	3,013	5.32	174	0.81	212	1.48	149	1.25	103	0.97
Consumer real estate	3,992	18.49	4,069	19.90	3,280	21.53	3,528	29.97	3,991	41.60
Other consumer	990	1.38	408	1.54	386	2.33	618	3.49	706	4.17
Total	$47,093	100.00%	$25,549	100.00%	$19,358	100.00%	$18,051	100.00%	$17,487	100.00%
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
The general objectives of our investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to optimize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. Our investment securities currently consist primarily of agency collateralized mortgage obligations, agency mortgage-backed securities, Small Business Administration securitized loan pools consisting of only the U.S. government guaranteed portion, and Texas entity municipal bonds. These securities are of industry investment grade, possess acceptable credit risk and have an aggregate market value in excess of total amortized cost as of December 31, 2015. For more information, please see Note 4 of the Notes to Consolidated Financial Statements contained in Item 8 of this report and “Asset/Liability Management” contained in Item 7A of this report. The Company also has restricted securities, which totaled $63.1 million at December 31, 2015 and primarily consisted of Federal Home Loan Bank stock and Federal Reserve stock and is carried on the balance sheet at cost.

The following table sets forth the composition of our securities portfolio and other investments at the dates indicated. At December 31, 2015, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies or United States GSEs.

	December 31,
	2015		2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale:
Agency residential mortgage-backed securities	$224,582	$223,848	$144,368	$145,518	$175,693	$174,709
Agency commercial mortgage-backed securities	9,483	9,417	—	—	—	—
Agency collateralized mortgage obligations	22,430	22,314	50,424	50,554	70,257	70,575
US government and agency securities	14,906	15,054	3,475	3,627	2,652	2,728
Municipal bonds	40,512	41,075	—	—	—	—
Total available for sale	311,913	311,708	198,267	199,699	248,602	248,012

Held to maturity:
Agency residential mortgage-backed securities	87,935	89,488	63,161	66,272	83,177	86,570
Agency commercial mortgage-backed securities	24,848	25,697	25,301	26,396	24,828	25,041
Agency collateralized mortgage obligations	59,174	60,206	86,470	88,156	118,757	121,422
Municipal bonds	68,476	71,811	66,988	70,288	67,821	68,706
Total held to maturity	240,433	247,202	241,920	251,112	294,583	301,739
Total investment securities	552,346	558,910	440,187	450,811	543,185	549,751
FHLB stock and other restricted securities, at cost	63,075	63,075	44,084	44,084	34,883	34,883
Total securities	$615,421	$621,985	$484,271	$494,895	$578,068	$584,634

The composition and contractual maturities of the investment securities portfolio as of December 31, 2015, excluding FHLB stock and other restricted securities, are indicated in the following table. However, it is expected that investment securities with a prepayment option will generally repay their principal in full prior to contractual maturity. Prepayment options exist for the US government and agency securities, agency collateralized mortgage obligations and agency mortgage-backed securities. In addition, many of the municipal bonds are callable prior to maturity. The weighted average yield is prospective and based on amortized cost.

	1 year or less		After 1 to 5 years		After 5 to 10 years		After 10 years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)
Available for sale:
Agency residential mortgage-backed securities	$—	—%	$2,922	1.77%	$39,606	1.65%	$182,054	1.76%	$224,582	1.74%	$223,848
Agency commercial mortgage-backed securities	—	—	6,469	1.61	3,014	1.96	—	—	$9,483	1.72	9,417
Agency residential collateralized mortgage obligations	—	—	—	—	—	—	22,430	1.62	22,430	1.62	22,314
US government and agency securities	12,123	0.76	1,283	3.06	1,500	3.38	—	—	14,906	1.22	15,054
Municipal bonds	3,305	1.05	10,190	3.35	16,194	5.08	10,823	5.60	40,512	4.45	41,075
Total available for sale	15,428	0.82	20,864	2.57	60,314	2.63	215,307	1.94	311,913	2.06	311,708

Held to maturity:
Agency residential mortgage-backed securities	—	—	10,051	3.53	37,546	3.09	40,338	2.30	87,935	2.78	89,488
Agency commercial mortgage-backed securities	—	—	—	—	24,848	2.95	—	—	24,848	2.95	25,697
Agency residential collateralized mortgage obligations	—	—	3,250	3.96	49,354	2.83	6,570	1.65	59,174	2.76	60,206
Municipal bonds	1,946	4.93	7,361	5.17	46,663	5.03	12,506	3.43	68,476	4.75	71,811
Total held to maturity	1,946	4.93	20,662	4.18	158,411	3.56	59,414	2.47	240,433	3.35	247,202
Total investment securities	$17,374	1.28%	$41,526	3.37%	$218,725	3.30%	$274,721	2.06%	$552,346	2.62%	$558,910

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

The Company has historically been an active bidder for public fund deposits within the state of Texas. This strategy has been refined to one which will seek to attract future public funds primarily in the direct markets that we serve and only at rates that are consistent with our strategy of providing a low cost source of core funding for the Company. At December 31, 2015 and 2014, the Company's public fund deposits totaled $708.7 million and $214.6 million, respectively.
The Company provides an avenue for large depositors to maintain full FDIC insurance coverage for all deposits up to $50 million or $75 million, depending on product. Under an agreement with Promontory Interfinancial Network, we participate in the Certificate of Deposit Account Registry Service (CDARS®) and the Insured Cash Sweep (ICS) money market product. These are deposit-matching programs which distribute excess balances on deposit with the Company across other participating banks. In return, those participating financial institutions place their excess customer deposits with the Company in a reciprocal amount. These products are designed to enhance our ability to attract and retain customers and increase deposits by providing additional FDIC insurance for large deposits. The Company also participates in the ICS One-Way Buy program, which allows the Company to buy cost-effective wholesale funding on customizable terms. Due to the nature of the placement of the funds, CDARS® and ICS deposits are classified as “brokered deposits” by regulatory agencies. At December 31, 2015 and 2014, we had $371.7 million and $215.6 million, respectively, in aggregate CDARS® and ICS deposits.
The following table sets forth our deposit flows during the periods indicated.

	Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Opening balance	$2,657,809	$2,264,639	$2,177,806
Net deposits [1]	2,555,775	384,958	77,288
Interest	13,127	8,212	9,545
Ending balance	$5,226,711	$2,657,809	$2,264,639
Net increase	$2,568,902	$393,170	$86,833
Percent increase	96.65%	17.36%	3.99%
1 2015 amount includes $1.63 billion in deposits acquired on January 1, 2015 from LegacyTexas Group, Inc.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered at the dates indicated.

	December 31,
	2015		2014		2013
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Transaction and Savings Deposits:
Non-interest-bearing demand	$1,170,272	22.38%	$494,376	18.60%	$410,933	18.15%
Interest-bearing demand	819,350	15.68	472,703	17.79	474,515	20.95
Savings and money market	2,209,698	42.28	1,176,749	44.27	904,576	39.94
Total non-certificates	4,199,320	80.34	2,143,828	80.66	1,790,024	79.04
Certificates:
0.00-1.99%	1,006,050	19.25	491,520	18.49	439,717	19.42
2.00-3.99%	21,317	0.41	21,972	0.83	26,380	1.16
4.00-5.99%	20	—	486	0.02	8,515	0.38
6.00% and over	4	—	3	—	3	—
Total certificates	1,027,391	19.66	513,981	19.34	474,615	20.96

Total deposits	$5,226,711	100.00%	$2,657,809	100.00%	$2,264,639	100.00%
The following table shows rate and maturity information for our certificates of deposit at December 31, 2015.

	0.00-1.99%	2.00-3.99%	4.00-5.99%	6.00% and over	Total	Percent of Total
	(Dollars in thousands)
Certificates maturing in quarter ending:
March 31, 2016	$255,338	$6,299	$—	$—	$261,637	25.47%
June 30, 2016	210,992	6,130	—	—	217,122	21.13
September 30, 2016	192,185	4,996	—	—	197,181	19.19
December 31, 2016	101,083	385	—	4	101,472	9.88
March 31, 2017	21,383	207	—	—	21,590	2.10
June 30, 2017	27,956	1	20	—	27,977	2.72
September 30, 2017	87,805	—	—	—	87,805	8.55
December 31, 2017	28,967	—	—	—	28,967	2.82
Thereafter	80,341	3,299	—	—	83,640	8.14
Total	$1,006,050	$21,317	$20	$4	$1,027,391	100.00%

Percent of Total	97.92%	2.08%	—%	—%	100.00%

The following table indicates the amount of our certificates of deposit by time remaining until maturity as of December 31, 2015.

	Maturity
	3 Months or less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(Dollars in thousands)
Certificates less than $100,000	$30,441	$29,700	$43,620	$53,701	$157,462
Certificates of $100,000 or more	137,177	75,734	113,707	103,978	430,596
Public funds¹	94,019	111,688	141,326	92,300	439,333
Total certificates	$261,637	$217,122	$298,653	$249,979	$1,027,391
¹Deposits from governmental and other public entities
Borrowings. Although deposits are our primary source of funds, we may utilize borrowings to manage interest rate risk or as a cost-effective source of funds when they can be invested at a positive interest rate spread for additional capacity to fund loan demand according to our asset/liability management goals. We also fund a portion of our Warehouse Purchase Program with short-term FHLB advances. Our borrowings consist primarily of advances from the FHLB of Dallas, repurchase agreements and subordinated debt.
We may obtain advances from the FHLB of Dallas upon the security of certain loans and securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2015, we had $1.44 billion in FHLB advances outstanding and the ability to borrow an additional $1.03 billion. In addition to FHLB advances, the Company may also use the discount window at the Federal Reserve Bank or fed funds purchased from correspondent banks as a source of short-term funding. The Company did not have an outstanding balance with the Federal Reserve Bank discount window or fed funds purchased from correspondent banks at December 31, 2015. See Note 11 of the Notes to Consolidated Financial Statements contained in Item 8 of this report for more information about our borrowings.
The following table sets forth the maximum month-end balance and daily average balance of FHLB advances, repurchase agreements, subordinated debt and other borrowings for the periods indicated.

	Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Maximum balance:
FHLB advances	$1,439,904	$874,866	$896,549
Repurchase agreements	89,772	25,000	25,000
Subordinated debt and other borrowings	85,290	55,000	20,000
Average balance outstanding:
FHLB advances	$914,077	$608,341	$555,368
Repurchase agreements	75,271	25,000	25,000
Subordinated debt and other borrowings	24,931	342	925

The following table sets forth certain information as to FHLB advances, repurchase agreements, subordinated debt and other borrowings at the dates indicated.

	At December 31,
	2015	2014	2013
	(Dollars in thousands)
FHLB advances at end of period	$1,439,904	$862,907	$639,096
Repurchase agreements at end of period	83,269	25,000	25,000
Subordinated debt and other borrowings at end of period	84,992	—	—
Weighted average rate of FHLB advances during the period	0.72%	1.25%	1.53%
Weighted average rate of FHLB advances at end of period	0.51%	0.71%	1.09%
Weighted average rate of repurchase agreements during the period	1.18%	3.22%	3.22%
Weighted average rate of repurchase agreements at end of period	1.08%	3.22%	3.22%
Weighted average rate of subordinated debt and other borrowings during the period	4.21%	0.56%	0.65%
Weighted average rate of subordinated debt and other borrowings at end of period	4.95%	—%	—%

How We Are Regulated

Set forth below is a brief description of certain laws and regulations that are applicable to the Company and the Bank. This description, as well as other descriptions of laws and regulations contained in this Form 10-K, is not complete and is qualified in its entirety by reference to the applicable laws and regulations.

Legislation is introduced from time to time in the United States Congress that may affect our operations. In addition, the regulations governing the Company and the Bank may be amended from time to time by the TDOB, the FRB, the FDIC, the Consumer Financial Protection Bureau ( the “CFPB”), the Securities and Exchange Commission (the “SEC”), or other agencies, as appropriate. Any legislative or regulatory changes in the future could adversely affect our operations and financial condition.

Prior to January 1, 2015, the Bank operated under a national bank charter, with oversight by the OCC and back-up oversight by the FDIC. Effective January 1, 2015, as a result of our merger with LegacyTexas Group, Inc. and its wholly owned banking subsidiary, regulators of the Bank are the TDOB and the FRB with back-up oversight by the FDIC. The Bank is required to have certain reserves and stock set by FRB. The Bank is a member of the Federal Home Loan Bank of Dallas, one of the 12 regional banks in the Federal Home Loan Bank System.

The Company. The Company is a bank holding company subject to regulatory oversight by the FRB. The Company is required to register and file reports with the FRB and is subject to regulation and examination by the FRB, including requirements that the Company serve as a source of financial and managerial strength for its FDIC-insured subsidiaries, particularly when such a subsidiary is in financial distress. In addition, the FRB has enforcement authority over the Company and any of its non-bank subsidiaries. The Company’s direct activities and those of its non-bank subsidiaries are subject to FRB regulation and must be closely related to banking, as determined by the FRB. The Company must obtain FRB approval to acquire substantially all the assets of another bank or bank holding company or to merge with another bank holding company. In addition, the Company must obtain FRB authorization to control more than 5% of the shares of any other bank or bank holding company and may not own more than 5% of any other entity engaged in activities not permitted for the Company. The FRB imposes capital requirements on the Company. See “- Regulatory Capital Requirements” below.

LegacyTexas Bank. The Bank is subject to regulation, examination and supervision by the FRB and the TDOB. The FRB oversees the Bank’s compliance with operations under federal law, regulations and policies, including consumer protection laws. The FRB extensively regulates many aspects of the Bank’s operations including branching, dividends, interest and fees collected, anti-money laundering activities, confidentiality of customer information, credit card operations, corporate governance, mergers and purchase and assumption transactions, insurance activities, securities investments, real estate investments, trust operations, lending activities, subsidiary operations and required capital levels. It also regulates the Bank’s transactions with affiliates (including the Company) and loans to insiders. This regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting shareholders.

As a result of examinations, the FRB can require a supervised bank to establish additional reserves for loan losses, which decreases net income. The FRB and the other federal banking agencies have adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. The FRB also has extensive enforcement authority over all Federal Reserve member banks and their management, employees and affiliates. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the FRB. Except under certain circumstances, public disclosure of final enforcement actions by the FRB is required.

Effective January 1, 2015, the Bank is also regulated by the TDOB, whose authority to regulate, examine and supervise the bank are generally the same as that of the FRB described above. As a Texas-chartered bank, the Bank has the powers provided under Texas law, which are generally at least as broad as those of a national bank. The Bank is subject to assessments by the TDOB. In 2015, the Bank’s assessments from the TDOB totaled $404,000.

FDIC Regulation and Insurance of Accounts. Deposits are insured up to applicable limits by the FDIC, and such insurance is backed by the full faith and credit of the United States Government. The basic deposit insurance level is generally $250,000, as specified in FDIC regulations. The Bank's deposit insurance premiums for the year ended December 31, 2015 were $3.8 million.

In accordance with the Dodd-Frank Act, the FDIC insurance premium is based on an institution’s total assets minus its Tier 1 capital, instead of based on its deposits. An institution’s premiums are determined by its assignment to one of four risk categories based on capital, supervisory ratings and other factors. Premium rates generally may increase if the FDIC deposit insurance fund is strained due to the cost of bank failures and the number of troubled banks. In addition, if the Bank experiences financial distress or operates in an unsafe or unsound manner, its deposit premiums may increase.

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

Regulatory Capital Requirements. Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), the Company and the Bank became subject to new capital regulations adopted by the FRB and the other federal banking agencies, which create a new required ratio for common equity Tier 1 (“CET1”) capital, increase the minimum leverage and Tier 1 capital ratios, change the risk-weightings of certain assets for purposes of the risk-based capital ratios, create an additional capital conservation buffer over the required capital ratios, and change what qualifies as capital for purposes of meeting the capital requirements.

Under the new capital regulations, the minimum capital ratios are: (1) a CET1 capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total risk-based capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio (the ratio of Tier 1 capital to average total adjusted assets) of 4.0%.  CET1 generally consists of common stock, retained earnings, accumulated other comprehensive income (“AOCI”) unless an institution elects to exclude AOCI from regulatory capital, and certain minority interests; all subject to applicable regulatory adjustments and deductions. Tier 1 capital generally consists of CET1 and noncumulative perpetual preferred stock. Tier 2 capital generally consists of other preferred stock and subordinated debt meeting certain conditions plus an amount of the allowance for loan and lease losses up to 1.25% of assets. Total capital is the sum of Tier 1 and Tier 2 capital.

A number of changes in what constitutes regulatory capital compared to the rules in effect prior to January 1, 2015 are subject to transition periods.  These changes include the phasing-out of certain instruments as qualifying capital.  Mortgage servicing rights and deferred tax assets over designated percentages of CET1 will be deducted from capital.  In addition, Tier 1 capital includes AOCI, which includes all unrealized gains and losses on available for sale debt and equity securities.  However, because of our asset size, we are eligible for the one-time option of permanently opting out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in our capital calculations.  We have elected this option.

For purposes of determining risk-based capital, assets and certain off-balance sheet items are risk-weighted from 0% to 1,250%, depending on the risk characteristics of the asset or item. The new regulations make certain changes in the risk-weighting of assets to better reflect credit risk and other risk exposure compared to the earlier capital rules. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; and a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital.

In addition to the minimum CET1, Tier 1 and total risk-based capital ratios, the Company and the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  The new capital conservation buffer requirement is to be phased in beginning on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets will be required, which amount will increase each year until the buffer requirement is fully implemented on January 1, 2019.

Under the FRB’s prompt corrective action standards, in order to be considered well-capitalized, the Bank must have a ratio of CET1 capital to risk-weighted assets of 6.5% (new), a ratio of Tier 1 capital to risk-weighted assets of 8% (increased from 6%), a ratio of total capital to risk-weighted assets of 10% (unchanged), and a leverage ratio of 5% (unchanged); and must not be subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. In order to be considered adequately capitalized, an institution must have the minimum capital ratios described above. As of December 31, 2015, the Bank was “well-capitalized.” An institution that is not well-capitalized is subject to certain restrictions on brokered deposits and interest rates on deposits.

The federal banking regulators are required to take prompt corrective action if an institution fails to satisfy the requirements to qualify as adequately capitalized.  All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to fail to satisfy the requirements to qualify as adequately capitalized.  An institution that is not at least adequately capitalized is: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan (including certain guarantees by any company controlling the institution) within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of business. Additional restrictions and appointment of a receiver or conservator, can apply, depending on the institution's capital level.  The FRB has jurisdiction over the Bank for purposes of prompt corrective action.  When the FDIC as receiver liquidates an institution, the claims of depositors and the FDIC as their successor (for deposits covered by FDIC insurance) have priority over other unsecured claims against the institution, including claims of stockholders.

The federal banking agencies take into consideration concentrations of credit risk and risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. This evaluation is generally be made as part of the institution's regular safety and soundness examination. Under their regulations, the federal banking agencies also consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank's capital adequacy. The banking agencies have issued guidance on evaluating interest rate risk.

The capital regulations for bank holding companies that generally parallel the capital regulations for banks.  To be considered "well capitalized," a bank holding company must have, on a consolidated basis, a total risk-based capital ratio of 10.0% or greater and a Tier 1 risk-based capital ratio of 6.0% or greater and must not be subject to an individual order, directive or agreement under which the FRB requires it to maintain a specific capital level.  As of December 31, 2015, the Company was "well capitalized." For information on the Company’s regulatory capital ratios, see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources.” Although we continue to evaluate the impact that the new capital rules will have on the Company and the Bank, we believe that the Company and the Bank will remain well-capitalized under the new capital rules, and will meet the capital conservation buffer requirement.

Limitations on Dividends and Other Capital Distributions. On an ongoing basis, the Company’s major source of funds consists of dividends or capital distributions from our wholly owned bank subsidiary, as well as $75.0 million of fixed-to-floating rate subordinated notes issued by the Company in November 2015. The ability of a subsidiary bank to pay dividends depends on its earnings and capital levels and may be limited by their regulator's directives or orders. A bank generally must obtain regulatory approval of a dividend if the total dividends declared during the current year, including the proposed dividend, exceed net income for the current year and retained net income for the prior two years. It has been the Bank’s policy to maintain a strong capital position, so in times of financial or economic distress the Bank will be less likely to pay dividends to the Company.

Our banking subsidiary's net income for the two years ended December 31, 2015 totaled $112.4 million and the amount paid to the Company during that two year period totaled $158.8 million, which included a payment to the Company in the amount of $115.2 million in January 2015 to cover the cash portion of the merger consideration paid to shareholders of LegacyTexas Group, Inc. As a result, in 2016, we anticipate that dividends from the Bank to the Company will be subject to application and approval by the FRB. No assurances can be given that any such applications will be approved by the FRB. See Note 17 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

The ability of the Company to pay dividends to its stockholders is dependent on the receipt of dividends from its bank subsidiary. Under Maryland law, the Company cannot pay cash dividends if it would render the Company unable to pay its debts (unless they are paid from recent earnings) or become insolvent.

The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB’s view that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, a bank holding company may be prohibited from paying any dividends if the holding company’s bank subsidiary is not adequately capitalized. See “Regulatory Capital Requirements” above regarding restrictions on payment on dividends by the Company and the Bank effective January 1, 2016, in the event of an inadequate capital conservation buffer.

A bank holding company is required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, FRB order, or any condition imposed by, or written agreement with, the FRB. This notification requirement does not apply to any company that meets the well capitalized standard for bank holding companies, is well-managed, and is not subject to any unresolved supervisory issues.

Federal Securities Laws. The common stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Therefore, the Company is subject to the reporting, information disclosure, proxy solicitation, insider trading limits and other requirements imposed on public companies by the SEC under the Exchange Act. This includes limits on sales of stock by certain insiders and the filing of insider ownership reports with the SEC. The SEC and Nasdaq have adopted regulations under the Sarbanes-Oxley Act of 2002 and the Dodd Frank Act that apply to the Company as a Nasdaq-traded, public company, which seek to improve corporate governance, provide enhanced penalties for financial reporting improprieties and improve the reliability of disclosures in SEC filings.
Subsidiary and Other Activities
LegacyTexas Bank is authorized to invest in various types of subsidiaries. At December 31, 2015, the Bank operated two subsidiaries: LegacyTexas Insurance Services, Inc. and LegacyTexas Title Co.
Competition
The Texas market for banking services is highly competitive. Texas’ largest banking organizations are headquartered outside of Texas and are controlled by out-of-state organizations. We also compete with other providers of financial services, such as credit unions, consumer finance companies, insurance companies and commercial finance and leasing companies. We believe that many middle market companies and successful professionals and entrepreneurs are interested in banking with a company headquartered in, and with decision-making authority based in, Texas and with established Texas bankers who have the expertise to act as trusted advisors to the customer with regard to its banking needs. We believe our bank can offer customers more responsive and personalized service. We believe that, if we service these customers properly, we will be able to establish long-term relationships and provide multiple products to our customers, thereby enhancing our profitability.
Executive Officers of the Company
Officers are elected annually to serve for a one year term. As of the date of this report, our executive officers were as follows.

Kevin J. Hanigan. Mr. Hanigan, age 59, is a Director and Chief Executive Officer of the Company and the Bank, positions he has held since the completion of the Highlands Bank acquisition with and into the Company in April 2012. Prior to joining the Company, Mr. Hanigan was the Chairman and Chief Executive Officer of Highlands Bank, serving in those roles since 2010. Prior to joining Highlands Bank, Mr. Hanigan was employed by Guaranty Bank starting in 1996, serving in numerous capacities including Chief Lending Officer, Executive in charge of Retail Banking, and finally as Chairman and

Chief Executive Officer of Guaranty Bank and its parent company, Guaranty Financial Group, Inc. Mr. Hanigan began his career with Bank of the Southwest in Houston in June 1980. Mr. Hanigan earned his undergraduate degree and Master of Business Administration from Arizona State University. With nearly 35 years of experience working in the banking industry in Texas and serving as chief executive officer of several institutions, Mr. Hanigan brings outstanding leadership skills and a deep understanding of the local banking market and issues facing the banking industry.
Scott A. Almy. Mr. Almy, age 49, serves as Executive Vice President, Chief Operating Officer, Chief Risk Officer and General Counsel of the Company and the Bank, where he oversees the credit, risk, compliance, audit, information technology, human resources and legal functions of the Company and has more than 20 years of bank regulatory expertise. Prior to joining the Company in July 2012, Mr. Almy was the managing member of a private law firm in Dallas, where he focused on regulatory and transactional matters affecting banks, bank holding companies and other financial firms. Prior to that, he spent 15 years at Guaranty Financial Group, Inc. serving as general counsel and secretary for the company and its subsidiary, Guaranty Bank. Mr. Almy has a J.D. from Texas Tech University School of Law and a B.B.A. from Texas A&M. He also completed the Executive Education Program in Advanced Risk Management at the Wharton School, University of Pennsylvania.
J. Mays Davenport. Mr. Davenport, age 48, serves as Executive Vice President and Chief Financial Officer of the Company and the Bank, positions he has held since the completion of the merger with LegacyTexas Group, Inc. in January 2015. Mr. Davenport oversees the Finance and Treasury functions of the Company, and also serves as a Director of LegacyTexas Title and LegacyTexas Insurance Services. Prior to joining the Company, Mr. Davenport served as Executive Vice President of the wholly owned subsidiary of LegacyTexas Group, Inc. since December 2004. Mr. Davenport is a licensed Certified Public Accountant in the State of Texas and has been serving the Texas banking community for over twenty years, including fourteen years in the practice of public accountancy with Arthur Andersen, Grant Thornton, Fisk & Robinson and RSM McGladrey LLP. Mr. Davenport is a Magna Cum Laude graduate of Texas A&M University with a B.B.A. in Finance and Accounting.
Charles D. Eikenberg. Mr. Eikenberg, age 61, serves as Executive Vice President of Community Banking for the Company and the Bank, where he oversees the community banking, administrative operations and marketing functions of the Company. He has over 35 years of experience as a Texas banker, primarily focused on consumer and retail banking. Mr. Eikenberg joined the Company as head of Community Banking in 2012 when the Company merged with Highlands Bank, where he served as Chief Retail Officer. Prior to joining Highlands, Mr. Eikenberg served as Senior Executive Vice President, Retail Banking at Guaranty Bank from 2006 to 2010. Prior to Guaranty he was with Bank One/Chase since 1990, serving in numerous senior positions for retail credit, investments and branch distribution. Mr. Eikenberg holds an M.B.A. from the University of Houston and a Bachelors Degree from Baylor University.
Thomas S. Swiley. Mr. Swiley, age 66, has served as Executive Vice President and Chief Lending Officer of the Company and the Bank since July 2012. Mr. Swiley oversees the Corporate Banking, Commercial Banking, Entrepreneurial Banking, Commercial Real Estate and Warehouse Lending Divisions of the Company, along with the Treasury Management Sales function. Mr. Swiley's extensive Texas banking career spans over thirty-five years, and includes six years as President, and President and Chief Operating Officer of Bank of Texas, N.A. He has also held various executive positions with other commercial banks, primarily with Bank of America and its predecessors. Mr. Swiley holds both a M.B.A. and B.B.A. from Southern Methodist University and is also a graduate of the Southwestern Graduate School of Banking.
Kevin Hanigan, Scott Almy and Charles Eikenberg all served as executive officers of Guaranty Bank and its holding company, Guaranty Financial Group, Inc., which filed for bankruptcy in August 2009.

Other than with respect to Mr. Davenport, there were no arrangements or understandings between any executive officer of the Company and any other person pursuant to which such executive officer was or is to be selected as an officer.
Employees
At December 31, 2015, we had a total of 824 full-time employees and 32 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.
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
An investment in our common stock is not an insured deposit and is subject to risks inherent in our business. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included and incorporated by reference in this report. In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, capital levels, cash flows, liquidity, results of operations and prospects. The market price of our common stock could decline significantly due to any of these identified or other risks, and you could lose some or all of your investment. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements. This report is qualified in its entirety by these risk factors.
Risks Related To Our Business
A return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.
A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes, continued declines in oil and gas prices, and high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.
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
Substantially all of our loans are located in the state of Texas. Our financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, further declines in oil and gas prices, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events. Decreases in real estate values in the state of Texas could adversely affect the value of property used as collateral for some of our loans. As a result, the market value of the real estate underlying the loans may not, at any given time, be sufficient to satisfy the outstanding principal amount of the loans. In the event that we are required to foreclose on a property securing a loan, we may not recover funds in an amount equal to the remaining loan balance. Consequently, we would sustain loan losses and potentially incur a higher provision for loan loss expense, which would have an adverse impact on earnings. In addition, if oil prices were to experience a sustained decline, mining and manufacturing jobs in the oil and gas industry, which had been expanding in previous years, may decline. Adverse changes in the Texas economy may have a negative effect on the ability of borrowers to make timely repayments of their loans, which would also have an adverse impact on earnings.
Our loan portfolio, and specifically our energy lending portfolio, could be impacted by declines in the prices of oil and natural gas, as well as other factors.

Energy loans, which are reported as commercial and industrial loans, totaled $459.8 million at December 31, 2015, representing approximately 9.1% of total loans (excluding Warehouse Purchase Program loans). As a result, the factors that impact the energy sector will have a greater effect on this Company than on more broadly diversified financial institutions. Companies with exposure to the energy sector, whether directly or indirectly, are subject to volatile fluctuations in price and supply of oil and gas, and can be impacted by international politics and conflicts, including the hostilities in the Middle East, terrorist attacks, the success of exploration projects, reduced demand as a result of increases in energy efficiency and energy conservation, natural disasters, clean-up and litigation costs associated with environmental damage and extensive regulation. Additionally, OPEC’s refusal to curb production in the face of over-supply and the easing of sanctions in Iran which promises the reintroduction of their oil to the market, leave the oil and gas industry uncertain as to what, if any, effects may reverberate in the sector.
The vast majority of the loans in the Energy portfolio are reserve based loans, secured by deeds of trust on properties containing both oil and natural gas reserves. $64.6 million of the loans managed by the Energy Finance group are not secured by oil and gas reserves and are categorized as “Midstream and Other” loans. Loans in this category are typically related to the transmission of oil and natural gas and would only be indirectly impacted from declining commodity prices. Reserve based loans are typically less sensitive to declines in commodity prices than loans to companies that service the oil and gas industry, because once production is initiated in a well, it is generally not halted until reserves are gone, whereas companies that service the energy industry typically feel an immediate impact to large drops in oil prices since drilling and exploration is slowed immediately. With reserve based loans, the value of our collateral decreases as oil and natural gas prices decline. At December 31, 2015, the Company had six relationships in the commercial & industrial loan portfolio (outside of the reserve based and midstream loans discussed above) who are involved in the energy exploration sector providing front-end services to companies who drill oil and gas wells and whose business could be impacted by the dramatic reduction in drilling activity as a result of the severe drop in the price of oil and gas.  These relationships totaled $4.7 million at December 31, 2015, of which two relationships totaling $365,000 are currently classified as Substandard and Impaired.  The other relationships consist of performing loans and are not criticized.
In the latter half of 2014, the price of oil dropped dramatically and has remained low, which has impacted the collateral values of our energy loans secured by oil reserves. If prices remain low and as oil production dips due to the lower prices, our borrowers with midstream and other types of energy loans could also be impacted as there may be lower demand for commodity transmission. During the fourth quarter of 2015, the Company increased qualitative reserve factors applied to the energy portfolio due to the impact of continued pressure on the price of oil, which has led to a sustained increase in economic and regulatory uncertainty surrounding energy loans. Due to the increase in qualitative reserve factors, as well as growth in the energy portfolio, the allowance for loan losses allocated to energy loans at December 31, 2015 totaled $12.0 million, up $8.6 million from $3.4 million at December 31, 2014. Future sustained declines in oil pricing could lead to further risk rating downgrades, additional loan loss reserves, or losses.
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
Over the last several years, through organic growth and acquisitions, we have been re-balancing our loan portfolio by increasing our commercial lending to diversify our loan mix and improve the yield on our assets, and we anticipate that trend to continue. The credit risk related to these types of loans is considered to be greater than the risk related to our previous target asset of one-to-four family residential loans because the repayment of commercial real estate loans and commercial and industrial loans typically is dependent on the successful operation and income stream of the borrowers' business and the real estate securing the loans as collateral, both of which can be significantly affected by economic conditions. Additionally, commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans.  If loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could require us to increase our provision for loan losses and adversely affect our financial condition and results of our operation.

Several of our borrowers have more than one commercial real estate loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan. Finally, if we foreclose on a commercial real estate loan, our holding period for the collateral, if any, typically is longer than for one-to-four family residential property because there are fewer potential purchasers of the collateral. Since we plan to continue to increase our originations of these loans, it may be necessary to increase the level of our allowance for loan losses due to the increased risk characteristics associated with these types of loans. Any increase to our allowance for loan losses would adversely affect our earnings. Any delinquent payments or the failure to repay these loans would hurt our earnings.
Our Warehouse Purchase Program balances can fluctuate widely.
We have a high lending concentration in the Warehouse Purchase Program. Because Warehouse Purchase Program balances are contingent upon residential mortgage lending activity, changes in the residential real estate market nationwide can lead to wide fluctuations of balances in this product, materially impacting both interest and non-interest income. Additionally, Warehouse Purchase Program period-end balances are generally higher than the average balance during the period due to increased mortgage activity that occurs at the end of a month, which can significantly impact the Company's reported capital ratios.
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
At December 31, 2015, public funds totaled $708.7 million, representing 13.6% of our total deposits. Public funds are bank deposits of state and local municipalities. These deposits are required to be secured by certain investment grade securities (including letters of credit from the FHLB) to ensure repayment, which on the one hand tends to reduce our contingent liquidity risk by making these funds somewhat less credit sensitive, but on the other hand reduces standby liquidity by restricting the potential liquidity of the pledged collateral. Although these funds historically have been a relatively stable source of funds for us, availability depends on the individual municipality's fiscal policies and cash flow needs.
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
Our information systems may experience interruptions or breaches in security.
Our information systems may experience interruptions or breaches in security. We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in disruptions to our accounting, deposit, loan and other systems, and adversely affect the Company’s customer relationships. While we have policies and procedures designed to prevent or limit the effect of these possible events, there can be no assurance that any such failure, interruption or security breach will not occur or, if any does occur, that it can be sufficiently remediated.
There have been increasing efforts on the part of third parties, including through cyberattacks, to breach data security at financial institutions or with respect to financial transactions. There have been several recent instances involving financial services and consumer-based companies reporting the unauthorized disclosure of client or customer information or the destruction or theft of corporate data. In addition, because the techniques used to cause such security breaches change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures. The ability of our customers to bank remotely, including online and through mobile devices, requires secure transmission of confidential information and increases the risk of data security breaches.
In addition, we outsource certain aspects of our data processing and other operational functions to certain third-party providers. If these third-party providers encounter difficulties, or if we have difficulty in communicating with them, our ability to adequately process and account for transactions may be affected. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.
The occurrence of any failure, interruption or security breach of our systems or the systems of our third-party vendors, particularly if widespread or resulting in financial losses to customers, could require us to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, damage the Company’s reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, and/or expose us to civil litigation and financial liability.
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
The Bank is currently subject to extensive examination, supervision and comprehensive regulation by the FRB and the TDOB and as a bank holding company the Company is subject to examination, supervision and regulation by the FRB. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on an institution's operations, reclassify assets, determine the adequacy of an institution's allowance for loan losses and determine the level of deposit insurance premiums assessed.
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
The Dodd-Frank Act created a new Consumer Financial Protection Bureau (the “CFPB”) with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Financial institutions such as the Bank with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators but are subject to the rules of the CFPB.
The CFPB has issued a number of final regulations and changes to certain consumer protections under existing laws.  These final rules generally prohibit creditors from extending mortgage loans without regard for the consumer’s ability-to-repay and add restrictions and requirements to mortgage origination and servicing practices.  In addition, these rules limit prepayment penalties and require the creditor to retain evidence of compliance with the ability-to-repay requirement for three years.  Compliance with these rules will likely increase our overall regulatory compliance costs and may require changes to our underwriting practices with respect to mortgage loans.  Moreover, these rules may adversely affect the volume of mortgage loans that we underwrite and may subject us to increased potential liabilities related to such residential loan origination activities.
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
We, directly and indirectly through the Bank, are subject to extensive regulation, supervision and examination by the TDOB, the FRB and the FDIC, and other regulatory bodies.  These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank's operations, reclassify assets, determine the adequacy of a bank's allowance for loan losses and its risk weighting of its assets and determine the level of deposit insurance premiums assessed.  Our business is highly regulated; therefore, the laws and applicable regulations are subject to frequent change.  Any new regulations or legislation, change in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator's interpretation of a law or regulation, could have a material impact on our operations.

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
Our level of non-performing and other classified assets adversely affect our net income in various ways, including interest accruals, reserves for credit losses, write-downs and additional costs, including carrying costs of other real estate owned assets.
In addition, we may find it necessary or desirable to foreclose on certain loans we originate or acquire, and the foreclosure process may be lengthy and expensive. While we believe we have made all proper filings to properly secure our loans, to the extent we have not properly perfected our lien or ownership interest in the collateral securing our loans, our anticipated priority and perfection of the applicable security interest may be jeopardized. Furthermore, claims may be asserted by other lenders, borrowers or other claimants that might interfere with enforcement of our rights. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force us into a modification of the loan or a favorable buy-out of the borrower’s position in the loan. Foreclosure actions can take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process and potentially result in a reduction or discharge of a borrower’s debt. Foreclosure also may create a negative public perception of the related property, resulting in a diminution of its value. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net proceeds and, thus, increase the loss.
Further, the resolution of non-performing assets requires the active involvement of management, which can distract them from the overall supervision of our operations and other income-producing activities, all of which can have a material adverse effect on our financial condition and results of operations.
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
Our shareholders are only entitled to receive Board declared dividends out of funds legally available for such payments. Although we have historically declared cash dividends, we are not required to do so and may reduce or eliminate future dividends. This could adversely affect the market price of our stock. Also, we are a bank holding company, and our ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the FRB regarding capital adequacy and dividends. These guidelines relate to the ability of our wholly owned bank subsidiary to pay dividends or make other capital distributions to the Company.  The ability of a subsidiary bank to pay dividends or make other capital distributions depends on its earnings and capital levels and may be limited by their regulator's directives or orders. In our case, our banking subsidiary generally must obtain regulatory approval of a dividend if the total dividends declared by the Bank during the current year, including any proposed dividend, exceeds its net income for the current year and retained net income for the prior two years. Our banking subsidiary's net income for the two years ended December 31, 2015 totaled $112.4 million and the amount paid to the Company during that two year period totaled $158.8 million, which included a payment to the Company in the amount of $115.2 million in January 2015 to cover the cash portion of the merger consideration paid to shareholders of LegacyTexas Group, Inc. As a result, in 2016, we anticipate that dividends from our wholly owned banking subsidiary will be subject to application and approval by the FRB.  No assurances can be given that any such applications will be approved by the FRB.  See “How We Are Regulated - Limitations on Dividends and Other Capital Distributions” under Item 1 and Note 17 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.
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

At December 31, 2015, the executive offices of the Company and the Bank were located at 5851 Legacy Circle, Suite 1200, Plano, Texas. In addition to our executive offices, at December 31, 2015, we had three administrative offices, 47 full-service branches, one commercial loan production office located in Houston, Texas and a Warehouse Purchase Program office located in Littleton, Colorado. We lease the space in which our executive offices are located and own the majority of the space in which our other administrative offices are located. At December 31, 2015, we owned 26 of our branches, and leased the remaining facilities. The majority of our branches are located in the Dallas/ Fort Worth Metroplex in Texas, and include the cities of Addison, Allen, Carrollton, Coppell, Dallas, Plano, Euless, Flower Mound, Fort Worth, Frisco, Garland, Grand Prairie, Grapevine, McKinney, Richardson, Weatherford and Wylie. We also own two First National Bank of Jacksboro locations in Jack and Wise Counties in Texas. The net book value of our investment in premises, equipment and leaseholds, excluding computer equipment, was approximately $72.3 million at December 31, 2015. We believe that our current administrative facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.
At December 31, 2015, we utilized IBM and Jack Henry Silverlake in-house data processing systems. The net book value of all of our data processing and computer equipment at December 31, 2015, was $5.4 million.
For more information about the Company's premises and equipment, please see Note 8 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

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
Our common stock is listed on the NASDAQ Global Select Market under the symbol “LTXB”. Prior to January 2, 2015, our common stock was listed on the NASDAQ Global Select Market under the symbol “VPFG”. There were 1,786 holders of record of our common stock as of February 24, 2016.

The following table presents quarterly market high and low closing sales price information and cash dividends per share declared for our common stock for the two years ended December 31, 2015.

	Market Price Range		Dividends
	High	Low	Declared
2015
Quarter ended March 31, 2015	$25.09	$19.82	$0.13
Quarter ended June 30, 2015	30.86	22.67	0.13
Quarter ended September 30, 2015	31.32	26.11	0.14
Quarter ended December 31, 2015	31.97	24.59	0.14

2014
Quarter ended March 31, 2014	$28.85	$23.73	$0.12
Quarter ended June 30, 2014	29.34	23.95	0.12
Quarter ended September 30, 2014	27.52	23.94	0.12
Quarter ended December 31, 2014	27.61	21.33	0.12
The timing and amount of cash dividends paid depends on our earnings, capital requirements, financial condition and other relevant factors. The primary source for dividends paid to shareholders are dividends or capital distributions from the Bank, our wholly owned subsidiary, as well as $75.0 million of fixed-to-floating rate subordinated notes issued by the Company in November 2015. There are regulatory restrictions on the ability of our subsidiary bank to pay dividends. See “How We Are Regulated — Limitations on Dividends and Other Capital Distributions” under Item 1 of this report and Note 17 of Notes to Consolidated Financial Statements contained in Item 8 of this report.
Stock Repurchases
On August 22, 2012, the Company announced its intention to repurchase up to 5% of its total common shares outstanding, or approximately 1,978,871 shares. The stock repurchase program, which is open-ended, allows the Company to repurchase its shares from time to time in the open market and in negotiated transactions, depending upon market conditions. The Board of Directors of the Company also authorized management to enter into a trading plan with Sandler O'Neill & Partners, LP in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Act”), to facilitate repurchases of its common stock pursuant to the above mentioned stock repurchase program (the “Rule 10b5-1 plan”). Stock repurchases under this program were suspended in November 2013 as a result of the Company's announced acquisition of LegacyTexas Group, Inc., which automatically triggered termination of the 10b5-1 plan. At the time the stock repurchase program was suspended, 83,800 shares were repurchased during 2013 at a weighted average price per share of $18.55.
Upon completion of the acquisition of LegacyTexas Group, Inc. on January 1, 2015, the Company entered into a new trading plan with Sandler O’Neill & Partners, LP in accordance with Rule 10b5-1 of the Act, to facilitate repurchases of its common stock pursuant to the above mentioned stock repurchase program. During the first quarter of 2015, 357,950 shares were repurchased and retired at an average price of $22.32. No shares were repurchased during the fourth quarter of 2015.

Equity Compensation Plans
Set forth below is information, at December 31, 2015, regarding the Company's equity compensation plans, both of which were approved by the Company's shareholders.

	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price	Number of Securities Remaining Available for Issuance under Plans[1]
2007 Equity Incentive Plan	1,177,117	$20.11	87,090
2012 Equity Incentive Plan	688,633	25.79	1,203,183
Total	1,865,750	$22.21	1,290,273
[1] Includes 6,389 shares under the 2007 Equity Incentive Plan and 153,000 shares under the 2012 Equity Incentive Plan that may be awarded as restricted stock
Shareholder Return Performance Graph Presentation

The line graph below compares the cumulative total shareholder return on the Company’s common stock to the cumulative total return of a broad index of the NASDAQ Stock Market and a regional banking index (Morningstar Banks - Regional - US) for the period December 31, 2010 through December 31, 2015.
Historical stock price performance is not necessarily indicative of future stock price performance.

		12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
LegacyTexas Financial Group, Inc.	Return %	—	13.03%	64.49%	33.12%	(11.47)%	7.06%
	Cum $	$100.00	$113.03	$185.92	$247.50	$219.10	$234.56
NASDAQ Composite-Total Returns	Return %	—	(0.83)%	17.45%	40.12%	14.75%	6.96%
	Cum $	$100.00	$99.17	$116.48	$163.21	$187.27	$200.31
Morningstar Banks - Regional - US	Return %	—	(9.98)%	18.79%	38.74%	7.82%	4.83%
	Cum $	$100.00	$90.02	$106.94	$148.37	$159.97	$167.70

Item 6.	Selected Financial Data
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

	At and For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$7,691,940	$4,164,114	$3,525,232	$3,663,058	$3,180,578
Warehouse Purchase Program loans	1,043,719	786,416	673,470	1,060,720	800,935
Loans receivable, excluding Warehouse Purchase Program loans, net	5,017,554	2,605,204	2,029,277	1,673,204	1,211,057
Loans held for sale	22,535	—	—	—	33,417
Securities available for sale, at fair value	311,708	199,699	248,012	287,034	433,745
Securities held to maturity, at amortized cost	240,433	241,920	294,583	360,554	500,488
FHLB stock and other restricted securities, at cost	63,075	44,084	34,883	45,025	37,590
Bank-owned life insurance	55,231	36,193	35,565	34,916	29,007
Deposits	5,226,711	2,657,809	2,264,639	2,177,806	1,963,491
Borrowings	1,608,165	887,907	664,096	917,208	771,398
Shareholders' equity	804,076	568,223	544,460	520,871	406,309

Selected Operations Data:
Total interest income	$262,692	$149,647	$137,089	$137,992	$116,224
Total interest expense	21,615	16,640	18,869	22,169	33,646
Net interest income	241,077	133,007	118,220	115,823	82,578
Provision for loan losses	25,465	6,721	3,199	3,139	3,970
Net interest income after provision for loan losses	215,612	126,286	115,021	112,684	78,608
Service charges and other fees	30,936	19,382	18,715	20,091	19,279
Net gain on sale of mortgage loans	8,036	—	—	5,436	7,639
Gain (loss) on sale of available for sale securities	203	—	(177)	1,014	6,268
Other non-interest income	5,640	1,361	3,295	3,015	1,362
Total non-interest income	44,815	20,743	21,833	29,556	34,548
Total non-interest expense	151,555	98,092	88,877	87,690	75,240
Income before income tax expense	108,872	48,937	47,977	54,550	37,916
Income tax expense	37,956	17,659	16,289	19,309	11,588
Net income	$70,916	$31,278	$31,688	$35,241	$26,328

	At and For the Years Ended December 31,
	2015	2014	2013	2012	2011
Selected Financial Ratios and Other Data (Unaudited):
Performance Ratios:
Return on assets (ratio of net income to average total assets)	1.10%	0.85%	0.94%	1.04%	0.89%
Return on equity (ratio of net income to average equity)	9.12	5.60	5.92	7.23	6.45
Interest rate spread:
Average during period	3.88	3.63	3.51	3.43	2.65
End of period	3.24	3.21	3.36	3.18	2.48
Net interest margin	4.00	3.78	3.71	3.61	2.91
Non-interest income to operating revenue	14.57	12.17	13.74	17.64	22.91
Operating expense to average total assets	2.35	2.65	2.64	2.59	2.54
Efficiency ratio [1]	52.43	56.95	63.41	58.12	67.37
Average interest-earning assets to average interest-bearing liabilities	133.36	133.50	133.61	126.13	121.99
Dividend payout ratio [2]	36.31	61.34	40.33	43.84	26.28
Asset Quality Ratios:
Non-performing assets to total assets at end of period	0.58	0.58	0.64	0.79	0.80
Non-performing loans to total loans held for investment, excluding Warehouse Purchase Program loans	0.75	0.89	1.08	1.61	1.88
Non-performing loans to total loans held for investment	0.63	0.69	0.81	0.99	1.14
Allowance for loan losses to non-performing loans	123.23	108.69	87.50	66.36	75.71
Allowance for loan losses to total loans held for investment, excluding Warehouse Purchase Program loans	0.93	0.97	0.94	1.07	1.42
Allowance for loan losses to total loans held for investment	0.77	0.75	0.71	0.66	0.86
Capital Ratios:
Equity to total assets at end of period	10.45	13.65	15.44	14.22	12.77
Average equity to average assets	12.07	15.10	15.88	14.40	13.76
Other Data:
Number of branches	47	31	31	31	25
Number of loan production offices	1	1	1	1	8
1 Calculated by dividing total non-interest expense by net interest income plus non-interest income, excluding gain (loss) on foreclosed and fixed assets, changes in the value of the CRA Funds, amortization of intangible assets, impairment of goodwill, gains (losses) from securities transactions and merger and acquisition costs.
2 In 2012, the Company prepaid the quarterly dividend for the first quarter of 2013 in December 2012, distributing an additional $0.10 per common share. Had the dividend been paid in 2013, the dividend payout ratios for the years ended December 31, 2013 and 2012 would have been 52.83% and 32.60%, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements

This document and other filings by LegacyTexas Financial Group, Inc. (the “Company”) with the Securities and Exchange Commission (the “SEC”), as well as press releases or other public or stockholder communications released by the Company, may contain forward-looking statements, including, but not limited to, (i) statements regarding the financial condition, results of operations and business of the Company, (ii) statements about the Company’s plans, objectives, expectations and intentions and other statements that are not historical facts and (iii) other statements identified by the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intends" or similar expressions that are intended to identify "forward-looking statements", within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current beliefs and expectations of the Company’s management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: the expected cost savings, synergies and other financial benefits from the Company's merger with LegacyTexas Group, Inc. might not be realized within the expected time frames or at all and costs or difficulties relating to integration matters might be greater than expected; changes in economic conditions; fluctuations in interest rates; the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; the Company's ability to access cost-effective funding; fluctuations in real estate values and both residential and commercial real estate market conditions; demand for loans and deposits in the Company's market area; fluctuations in the price of oil, natural gas and other commodities; competition; changes in management's business strategies; our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we have acquired or may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; results of examinations of us by the Board of Governors of the Federal Reserve System and our bank subsidiary by the Texas Department of Banking or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including the revenue impact from, and any mitigation actions taken in response, to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”); changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and the other risks set forth under Risk Factors under Item 1A. of this Form 10-K.

The factors listed above could materially affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake - and specifically declines any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. When considering forward-looking statements, you should keep in mind these risks and uncertainties. You should not place undue reliance on any forward-looking statement, which speaks only as of the date made. You should refer to our periodic and current reports filed with the SEC for specific risks that could cause actual results to be significantly different from those expressed or implied by any forward-looking statements.
General
Our principal business consists of attracting retail deposits from the general public and the business community and investing those funds, along with borrowed funds, in commercial real estate loans, secured and unsecured commercial and industrial loans, as well as permanent loans secured by first and second mortgages on one-to-four family residences and consumer loans. Additionally, the Warehouse Purchase Program allows mortgage banking company customers to close one-to- four family real estate loans in their own name and manage its cash flow needs until the loans are sold to investors. We also offer insurance and title services, as well as brokerage services for the purchase and sale of non-deposit investment and insurance products through a third party brokerage arrangement. Our operating revenues are derived principally from interest earned on interest-earning assets, including loans and investment securities and service charges and fees on deposits and other account services. Our primary sources of funds are deposits, FHLB advances and other borrowings, and payments received on loans and securities. We offer a variety of deposit accounts that provide a wide range of interest rates and terms, generally including savings, money market, term certificate and demand accounts. Our principal objective is to be an independent, commercially-oriented, customer-focused financial services company, providing outstanding service and innovative products in our primary market area of North Texas.
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
Allowance for Loan Loss. The allowance for loan losses and related provision expense are susceptible to change if the credit quality of our loan portfolio changes, which is evidenced by many factors, including but not limited to charge-offs and non-performing loan trends. Generally, consumer real estate lending has a lower risk profile compared to other consumer lending (such as automobile loans). Commercial real estate and commercial and industrial lending, however, can have higher risk profiles than consumer loans due to these loans being larger in amount and more susceptible to fluctuations in industry, market and economic conditions. Additionally, the Company has recently increased qualitative reserve factors on energy loans due to the impact of continued pressure on the price of oil and gas, which has led to a sustained increase in economic and regulatory uncertainty surrounding energy loans. While management uses available information to recognize losses on loans, changes in economic conditions, the mix and size of the loan portfolio and individual borrower conditions can dramatically impact our level of allowance for loan losses in relatively short periods of time. Management believes that the allowance for loan losses is maintained at a level that represents coverage of our best estimate of credit losses in the loan portfolio as of December 31, 2015.
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
Comparison of Financial Condition at December 31, 2015 and December 31, 2014
General. Total assets increased by $3.53 billion, or 84.7%, to $7.69 billion at December 31, 2015, from $4.16 billion at December 31, 2014, primarily due to the acquisition of LegacyTexas Group, Inc. on January 1, 2015, which added $2.05 billion in assets, including $151.1 million in goodwill.
Loans. Gross loans held for investment, including Warehouse Purchase Program loans, increased by $2.69 billion, or 78.7%, to $6.11 billion at December 31, 2015, from $3.42 billion at December 31, 2014, while one-to-four family mortgage loans held for sale totaled $22.5 million at December 31, 2015. Prior to the January 1, 2015 merger with LegacyTexas Group, Inc., the Company did not originate for resale or sell mortgage loans to outside investors.

	December 31, 2015	December 31, 2014	Dollar Change	Percent Change
	(Dollars in thousands)
Commercial real estate	$2,177,543	$1,265,868	$911,675	72.0%
Commercial and industrial	1,612,669	781,824	830,845	106.3
Construction and land	269,708	21,298	248,410	1,166.4
Consumer real estate	936,757	524,199	412,558	78.7
Other consumer	69,830	40,491	29,339	72.5
Gross loans held for investment, excluding Warehouse Purchase Program loans	5,066,507	2,633,680	2,432,827	92.4
Warehouse Purchase Program loans	1,043,719	786,416	257,303	32.7
Gross loans held for investment	6,110,226	3,420,096	2,690,130	78.7
Loans held for sale	22,535	—	22,535	N/M [1]
Gross loans	$6,132,761	$3,420,096	$2,712,665	79.3%
1 N/M - not meaningful
Gross loans held for investment at December 31, 2015, excluding Warehouse Purchase Program loans, grew $2.43 billion, or 92.4%, from December 31, 2014, with $889.3 million of net growth resulting from loans acquired through the merger with LegacyTexas Group, Inc. Excluding loans acquired through the merger with LegacyTexas Group, Inc. and Warehouse Purchase Program loans, gross loans held for investment increased by $1.54 billion, or 43.8%, from December 31, 2014, with increased commercial lending driving the organic growth. Commercial real estate loans at December 31, 2015 increased $911.7 million, or 72.0%, from December 31, 2014, with $428.1 million of net growth resulting from the merger with LegacyTexas Group, Inc. Commercial and industrial loans at December 31, 2015 increased $830.8 million, or 106.3%, from December 31, 2014, with $141.5 million of net growth resulting from the merger with LegacyTexas Group, Inc. Construction and land loans at December 31, 2015 increased $248.4 million, or 1,166.4%, from December 31, 2014, with $79.2 million of net growth resulting from the merger with LegacyTexas Group, Inc., while consumer real estate loans increased $412.6 million, or 78.7%, for the same period, which includes $210.9 million of loans acquired through the merger with LegacyTexas Group, Inc. Following the merger with LegacyTexas Group, Inc., the Company now originates one-to-four family real estate loans and sells these loans to outside investors, as well as adding a small portion to the Company's consumer real estate portfolio. Also, the Company originates consumer home equity and home improvement loans.

Energy loans, which are reported as commercial and industrial loans, totaled $459.8 million (consisting of 40 relationships) at December 31, 2015, up $100.2 million from December 31, 2014. In May 2013, the Company formed its Energy Finance group, which is comprised of a group of seasoned lenders, executives and credit risk professionals with more than 100 years of combined Texas energy experience, to focus on providing loans to private and public oil and gas companies throughout the United States. The group also offers the Bank's full array of commercial services, including Treasury Management and letters of credit, to its customers. Substantially all of the loans in the Energy portfolio are reserve based loans, secured by deeds of trust on properties containing proven oil and natural gas reserves. Due to the sensitivity of the energy portfolio to downward movements in oil prices, the Company has seen migration in the portfolio into criticized classifications during 2015. See "Allowance for Loan Losses" for more information.

At December 31, 2015, the Company's reserve based energy portfolio (reported above at $459.8 million) consisted of 53% gas reserves and 47% oil reserves. The Company encourages, and in some cases even requires, borrowers to utilize commodity hedges, in order to stabilize cash flows during volatile commodity price environments.  Hedges are used as a sort of insurance policy against falling prices, and the goal is that the duration of the hedge will last long enough for prices to come back from any significant decline.  Hedges will typically include minimum and maximum allowed percentage of production, a minimum and maximum allowed term, and a minimum price.

In addition to the reserve based energy loans, the Company has loans categorized as "Midstream and Other," which are typically related to the transmission of oil and natural gas and would only be indirectly impacted from declining commodity prices. At December 31, 2015, "Midstream and Other" loans had a total outstanding balance of $64.6 million, consisting of seven relationships. At December 31, 2015, the Company had six relationships in the commercial & industrial loan portfolio (outside of the reserve based and midstream loans discussed above) that are involved in the energy exploration sector providing front-end service to companies who drill oil and gas wells and whose business could be impacted by the dramatic reduction in drilling activity as a result of the severe drop in the price of oil and gas.  These relationships totaled $4.7 million at December 31, 2015, of which $365,000 are currently adversely classified.

Warehouse Purchase Program loans increased by $257.3 million, or 32.7%, to $1.04 billion at December 31, 2015 from $786.4 million at December 31, 2014. Although not bound by any legally binding commitment, when a purchase decision is made, the Company purchases a 100% participation interest in the loans originated by our mortgage banking company customers. The mortgage banking company closes mortgage loans consistent with underwriting standards established by approved investors and, once all pertinent documents are received, the participation interest is delivered by the Company to the investor selected by the originator and approved by the Company. Loans funded by the Warehouse Purchase Program during the fourth quarter of 2015 consisted of 46% conforming, 46% government loans and 8% of other loan types, including Jumbo loans.
Mortgage reform rules mandated by the Dodd-Frank Act became effective in January 2014, requiring lenders to make a reasonable, good faith determination of a borrower’s ability to repay any consumer closed-end credit transaction secured by a dwelling and to limit prepayment penalties. Increased risks of legal challenge, private right of action and regulatory enforcement are presented by these rules. The Company originates and purchases loans that do not meet the definition of a “qualified mortgage” (“QM”). At December 31, 2015, the Company had $91.5 million in non-QM loans, consisting of home equity and home improvement loans totaling $64.4 million, residential mortgage loans totaling $22.8 million and Warehouse Purchase Program loans totaling $4.3 million. To mitigate the risks involved with non-QM loans, the Company has implemented systems, processes, procedural and product changes, and maintains its underwriting standards, to ensure that the “ability-to-repay” requirements of the new rules are adequately addressed.
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
At December 31, 2015, we had $6.8 million of loans classified as TDRs, of which $605,000 were accruing interest and $6.2 million were classified as nonaccrual. For more information about the Company's TDRs, please see "Business -Non-performing Assets" contained in Item I and Notes 1 and 5 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.
Non-performing loans to total loans held for investment, excluding Warehouse Purchase Program loans, was 0.75% at December 31, 2015 compared to 0.89% at December 31, 2014. Including Warehouse Purchase Program loans, non-performing loans to total loans held for investment was 0.63% at December 31, 2015 compared to 0.69% at December 31, 2014. Non-performing loans increased by $14.7 million to $38.2 million at December 31, 2015 from $23.5 million at December 31, 2014. This increase was primarily due to one energy loan (classified as commercial and industrial) totaling $12.0 million that was on non-accrual status at December 31, 2015 and was considered impaired. This energy credit was downgraded as a result of collateral value deterioration and payment performance. The borrower sought bankruptcy court protection to resolve a disputed claim of a secured creditor in order to complete an asset sale. That claim is in process of being settled and an asset sale is anticipated.
Compared to September 30, 2015, non-performing loans decreased by $28.2 million, primarily due to the fourth quarter sale of a $24.3 million non-performing energy relationship to an unrelated third party, which generated a $923,000 interest recovery and resulted in no recorded loss. The loan purchase was financed by the Company to a new, unrelated borrower the Company believes offers sufficient collateral, guarantor support and experience to ensure the successful resolution of the former criticized energy relationship. The resulting new loan, which is performing, was graded as substandard at December 31, 2015. Additionally, due to delinquency, a $10.1 million commercial real estate loan secured by a medical facility was placed on non-accrual in the third quarter of 2015. The Company has not set aside any specific reserves for either loan and does not currently anticipate any losses on these two loans.
Over the past year, risk rating downgrades on energy loans have increased, primarily in the special mention category, which consists entirely of performing loans. The below table shows criticized energy loans at December 31, 2015, September 30, 2015 and December 31, 2014.

	December 31, 2015	September 30, 2015	Linked-Quarter Change	December 31, 2014	Year-over-Year Change
	(Dollars in thousands)
Special Mention (all performing)	$68,348	$30,457	$37,891	$—	$68,348
Substandard (performing)	38,712	8,108	30,604	12,000	26,712
Substandard (non-performing)	12,110	36,217	(24,107)	—	12,110
	$119,170	$74,782	$44,388	$12,000	$107,170

The increase in special mention and substandard performing energy loans on a linked-quarter and year-over-year basis resulted from collateral value deterioration due to commodity price declines. At December 31, 2015, the Company did not have any specific loss reserves set aside for these loans, but the allowance for loan losses does reflect management's current view of the energy portfolio. The Company continues to take action to improve the risk profile of the criticized energy loans by instituting monthly commitment reductions, obtaining additional collateral, obtaining additional guarantor support, and/or requiring additional equity injections or asset sales.
Our allowance for loan losses was $47.1 million at December 31, 2015 compared to $25.5 million at December 31, 2014, or 0.77% of total loans held for investment (including Warehouse Purchase Program loans) at December 31, 2015 compared to 0.75% at December 31, 2014. Our allowance for loan losses to non-performing loans was 123.23% at December 31, 2015 compared to 108.69% at December 31, 2014. The increase in the allowance for losses from December 31, 2014, was primarily related to increased qualitative reserve factors applied to the energy portfolio in the fourth quarter of 2015 due to the impact of continued pressure on the price of oil and gas, which has led to a sustained increase in economic and regulatory uncertainty surrounding energy loans. Due to the increase in qualitative reserve factors, as well as growth in the energy portfolio, the allowance for loan losses allocated to energy loans at December 31, 2015 totaled $12.0 million, up $8.6 million from $3.4 million at December 31, 2014. These reserve amounts result entirely from the increase in qualitative factors and the increase in the energy portfolio, as the Company has not experienced a loss on energy loans to date, which we believe is a reflection of prudent risk mitigation techniques. These techniques include sound underwriting (reasonable advance rates based on number and diversification of wells), sound policy (requiring hedges on production sales) and conservative collateral valuations (frequent borrowing base determinations at prices below NYMEX posted rates).  All borrowing base valuations are performed by experienced and nationally recognized third party firms intimately familiar with the properties and their production history. The Company believes that the current level of loan loss reserve for energy loans is sufficient to cover credit losses in the portfolio based on currently available information; however, future sustained declines in oil pricing could lead to further risk rating downgrades, additional loan loss reserves, or losses.
In addition to the changes in qualitative factors related to energy lending, the increase in loan loss reserves was caused by increased organic loan production, as well as loans acquired through the merger with LegacyTexas Group, Inc. that were re-underwritten following completion of the merger.
In the fourth quarter of 2015, various public reports surfaced raising the Company’s concern regarding a borrowing relationship comprised of multiple affiliated funds (collectively referred to as the "Borrower") with $20.8 million outstanding in commercial and industrial loans at December 31, 2015. Net of cash collateral, the total amount outstanding to the Borrower at December 31, 2015 was $18.6 million. These reports included, but were not limited to, information filed with the SEC by the Borrower disclosing that it is the subject of an ongoing investigation by the SEC and that its auditor had informed them that it would not stand for reappointment, although no disagreements were cited between the Borrower and its auditors.  Further, on February 18, 2016, the Company learned, through published news reports, that the Federal Bureau of Investigation served a search warrant at the Borrower’s offices in connection with a law enforcement investigation of the Borrower.  Subsequent to this news, the Borrower experienced a significant sell-off in its publicly traded stock and trading was halted in that stock.

The borrowing relationship is secured by various assets, including multiple individual notes made by numerous residential developers in favor of each fund and secured by deeds of trust. At the time of this filing, none of the loans in the borrowing relationship are past due and the Borrower is paying in accordance with contractual terms on all loans in the relationship. Based on currently available information, the Company has concluded that it is probable that the Borrower will pay all balances due according to the contractual terms of the loans.  The borrowing relationship is not considered to be impaired and is being considered in the Company’s allowance for loan losses per the Company’s methodology.  No specific reserves have been set aside for this borrowing relationship at this time. Taking into account the facts outlined above, the Company rated the loans as “Special Mention,” a rating that is assigned to a borrowing relationship when management has determined that there is a potential weakness that deserves close attention. Based on the Company's most recent analysis, the value of the collateral securing each of the loans is believed to be in excess of the loan amounts. The Company will continue to monitor this borrowing relationship.

   Securities. Our securities portfolio increased by $110.5 million, or 25.0%, to $552.1 million at December 31, 2015, from $441.6 million at December 31, 2014. The increase in our securities portfolio primarily resulted from $153.6 million of securities that were acquired through the merger with LegacyTexas Group, Inc. During the year ended December 31, 2015, paydowns and maturities of securities totaling $2.16 billion were used to fund loan growth and were offset by purchases totaling $2.16 billion. The majority of these purchases were completed for tax strategy purposes. $38.3 million in securities were sold during the year ended December 31, 2015, for a net gain of $203,000.
Deposits. Total deposits increased by $2.57 billion, or 96.7%, to $5.23 billion at December 31, 2015, from $2.66 billion at December 31, 2014.

	December 31, 2015	December 31, 2014	Dollar Change	Percent Change
	(Dollars in thousands)
Non-interest-bearing demand	$1,170,272	$494,376	$675,896	136.7%
Interest-bearing demand	819,350	472,703	346,647	73.3
Savings and money market	2,209,698	1,176,749	1,032,949	87.8
Time	1,027,391	513,981	513,410	99.9
Total deposits	$5,226,711	$2,657,809	$2,568,902	96.7%
Savings and money market deposits at December 31, 2015 increased by $1.03 billion, or 87.8%, from December 31, 2014, with $534.6 million of growth resulting from deposits acquired through the merger with LegacyTexas Group, Inc. Non-interest-bearing demand deposits increased by $675.9 million, or 136.7%, from December 31, 2014, with $499.7 million of growth resulting from deposits acquired through the merger with LegacyTexas Group, Inc. Interest-bearing demand and time deposits increased by $346.6 million and $513.4 million, respectively, from December 31, 2014; excluding $258.7 million of interest-bearing demand and $336.8 million of time deposits acquired through the merger with LegacyTexas Group, Inc., interest-bearing demand and time deposits increased by $87.9 million and $176.6 million, respectively.
Borrowings. FHLB advances, net of a $456,000 restructuring prepayment penalty, increased $577.0 million, or 66.9%, to $1.44 billion at December 31, 2015 from $862.9 million at December 31, 2014. The outstanding balance of FHLB advances increased due to higher Warehouse Purchase Program balances at December 31, 2015, of which a portion has been strategically funded with short-term advances. At December 31, 2015, the Company was eligible to borrow an additional $1.03 billion from the FHLB.
The below table shows FHLB advances by maturity and weighted average rate at December 31, 2015:

	Balance	Weighted Average Rate
	(Dollars in thousands)
Less than 90 days	$753,399	0.34%
90 days to less than one year	53,252	2.55
One to three years	628,300	0.50
After three to five years	3,245	5.49
After five years	2,164	5.49
	1,440,360	0.51%
Restructuring prepayment penalty	(456)
Total	$1,439,904
Additionally, the Company has eight available federal funds lines of credit with other financial institutions totaling $285.0 million and was eligible to borrow $35.6 million from the Federal Reserve Bank discount window. In addition to FHLB advances, at December 31, 2015, the Company had a $25.0 million outstanding structured repurchase agreement with Credit Suisse, as well as $58.3 million in overnight repurchase agreements with depositors. Also, at December 31, 2015, subordinated debt totaled $85.0 million, which included $73.4 million of fixed-to-floating rate subordinated notes issued by the Company in November 2015, as well as $11.6 million of trust preferred securities that were acquired through the merger with LegacyTexas Group, Inc. (reported net of purchase accounting fair value adjustments and debt issuance costs). On April 7, 2015, the Company paid off $15.0 million of trust preferred securities acquired through the merger with LegacyTexas Group,

Inc. Please see Note 11 of the Notes to Consolidated Financial Statements contained in Item 8 of this report for more information about borrowed funds.
Shareholders’ Equity. Total shareholders' equity increased by $235.9 million, or 41.5%, to $804.1 million at December 31, 2015, from $568.2 million at December 31, 2014.

	December 31, 2015	December 31, 2014	Dollar Change	Percent Change
	(Dollars in thousands)
Common stock	$476	$400	$76	19.0%
Additional paid-in capital	576,753	386,549	190,204	49.2
Retained earnings	240,496	195,327	45,169	23.1
Accumulated other comprehensive income (loss), net	(133)	930	(1,063)	N/M [1]
Unearned ESOP shares	(13,516)	(14,983)	1,467	(9.8)
Total shareholders’ equity	$804,076	$568,223	$235,853	41.5%
1 N/M - not meaningful
The increase in shareholders' equity at December 31, 2015, compared to December 31, 2014, was primarily due to the issuance of 7,850,070 shares of common stock representing the stock portion of the merger consideration paid to LegacyTexas Group, Inc. shareholders, which increased common stock and additional paid-in capital by a combined $187.2 million. Retained earnings were increased by net income of $70.9 million recognized during the year ended December 31, 2015, which was partially offset by the payment of quarterly dividends totaling $0.54 per common share, or $25.7 million, during the year ended December 31, 2015.

Comparison of Results of Operation for the Years Ended December 31, 2015, 2014, and 2013
General. Net income for the year ended December 31, 2015 was $70.9 million, an increase of $39.6 million, or 126.7%, from net income of $31.3 million for the year ended December 31, 2014. The increase in net income was driven by a $108.1 million increase in net interest income and an increase in non-interest income of $24.1 million, which was partially offset by an $18.7 million increase in the provision for loan losses and a $53.5 million increase in non-interest expense. Basic earnings per share for the year ended December 31, 2015 was $1.54, an increase of $0.72 from $0.82 for the year ended December 31, 2014. Diluted earnings per share for the year ended December 31, 2015 was $1.53, an increase of $0.72 from $0.81 for the year ended December 31, 2014.
Net income for the year ended December 31, 2014 decreased by $410,000, or 1.3%, from net income of $31.7 million for the year ended December 31, 2013. The decrease in net income for the year ended December 31, 2014 compared to the 2013 period was driven by a $9.2 million increase in non-interest expense, a $3.5 million increase in the provision for loan losses and a $1.1 million decrease in non-interest income, which was partially offset by a $14.8 million increase in net interest income. Basic and diluted earnings per share for the year ended December 31, 2013 was $0.83.
Interest Income. Interest income increased by $113.0 million, or 75.5%, to $262.7 million for the year ended December 31, 2015, from $149.6 million for the year ended December 31, 2014. For the year ended December 31, 2014, interest income increased by $12.6 million, or 9.2%, from $137.1 million for the year ended December 31, 2013.

	Years Ended December 31,			Change
	2015	2014	2013	2015 versus 2014		2014 versus 2013
(Dollars in thousands)				Dollar	Percent	Dollar	Percent
Interest and dividend income
Loans, including fees	$248,665	$137,255	$124,522	$111,410	81.2%	$12,733	10.2%
Securities	12,302	11,600	11,913	702	6.1	(313)	(2.6)
Interest-bearing deposits in other financial institutions	631	249	126	382	153.4	123	97.6
FHLB and Federal Reserve Bank stock and other	1,094	543	528	551	101.5	15	2.8
	$262,692	$149,647	$137,089	$113,045	75.5%	$12,558	9.2%

The increase in interest income for the year ended December 31, 2015 compared to the same period in 2014, was primarily due to a $111.4 million, or 81.2%, increase in interest income on loans, which was driven by increased volume in all loan categories resulting from the merger with LegacyTexas Group, Inc. on January 1, 2015, as well as organic growth since December 31, 2014. The average balance of commercial real estate loans increased by $778.3 million to $1.94 billion from the year ended December 31, 2014, resulting in a $38.4 million increase in interest income. The $778.3 million in growth includes $551.0 million in commercial real estate loans acquired through the merger with LegacyTexas Group, Inc. The average balance of commercial and industrial loans increased by $694.1 million to $1.31 billion from the year ended December 31, 2014, resulting in a $34.6 million increase in interest income, which included a $923,000 interest recovery recognized on the resolution of an impaired loan. The $694.1 million in growth includes $337.1 million in commercial and industrial loans acquired through the merger with LegacyTexas Group, Inc. The average balance of consumer real estate loans increased by $349.6 million to $836.0 million from the year ended December 31, 2014, resulting in a $16.8 million increase in interest income. The $349.6 million in growth includes $264.0 million in consumer real estate loans acquired through the merger with LegacyTexas Group, Inc. The average balance of construction and land loans increased by $217.4 million to $238.9 million from the year ended December 31, 2014, resulting in a $12.4 million increase in interest income. The $217.4 million in growth includes $198.3 million in construction and land loans acquired through the merger with LegacyTexas Group, Inc. The average balance of Warehouse Purchase Program loans increased by $236.6 million to $808.2 million from the year ended December 31, 2014, which resulted in a $6.7 million increase in interest income. Interest income on loans for the year ended December 31, 2015 included $9.2 million in accretion of purchase accounting fair value adjustments on loans acquired through the merger with LegacyTexas Group, Inc.
The increase in interest income for the year ended December 31, 2014 compared to 2013, was primarily due to a $12.7 million, or 10.2%, increase in interest income on loans, which was driven by higher commercial loan volume. For the year ended December 31, 2014, the average balance of commercial and industrial loans increased by $281.1 million, or 84.5%, compared to the year ended December 31, 2013, which resulted in a $10.4 million increase in interest income. Additionally, the average balance of commercial real estate loans increased by $201.6 million, or 21.0%, for the year ended December 31, 2014, compared to 2013, contributing $8.6 million of the increase in interest income. The increases in interest income related to commercial loan volume were partially offset by a $108.4 million, or 15.9%, decrease in the average balance of Warehouse Purchase Program loans for the year ended December 31, 2014, compared to 2013, as well as reductions in yields on most commercial and real estate loan portfolios. The $313,000 decrease in interest income on securities for the year ended December 31, 2014, compared in 2013, was primarily due to a $42.5 million decrease in the average balance of agency mortgage-backed securities, which was partially offset by higher yields earned on agency mortgage-backed securities and collateralized mortgage obligations.
Interest Expense. Interest expense increased by $5.0 million, or 29.9%, to $21.6 million for the year ended December 31, 2015, from $16.6 million for the year ended December 31, 2014. For the year ended December 31, 2014, interest expense decreased by $2.2 million, or 11.8%, from $18.9 million for the year ended December 31, 2013.

	Years Ended December 31,			Change
	2015	2014	2013	2015 versus 2014		2014 versus 2013
(Dollars in thousands)				Dollar	Percent	Dollar	Percent
Interest expense
Deposits	$13,127	$8,212	$9,545	$4,915	59.9%	$(1,333)	(14.0)%
FHLB advances	6,552	7,610	8,503	(1,058)	(13.9)	(893)	(10.5)
Repurchase agreement and other borrowings	1,936	818	821	1,118	136.7	(3)	(0.4)
	$21,615	$16,640	$18,869	$4,975	29.9%	$(2,229)	(11.8)%

The increase in interest expense for the year ended December 31, 2015 compared to the same period in 2014, was primarily due to increased volume in all deposit categories resulting from deposits acquired through the merger with LegacyTexas Group, Inc. on January 1, 2015, as well as organic growth since December 31, 2014. An $858.0 million increase in the average balance of savings and money market deposits to $1.90 billion from the year ended December 31, 2014 was partially offset by an 11 basis point reduction in the average rate, resulting in a $500,000 increase in interest expense. The $858.0 million in growth includes $534.6 million in savings and money market deposits acquired through the merger with LegacyTexas Group, Inc. The average balance of time deposits increased by $381.4 million to $882.2 million from the year ended December 31, 2014, resulting in a $2.8 million increase in interest expense. The $381.4 million in growth includes $336.8 million in time deposits acquired through the merger with LegacyTexas Group, Inc. The average balance of interest-bearing demand deposits increased by $261.1 million to $722.2 million from the year ended December 31, 2014, resulting in a $1.6 million increase in interest expense. The $261.1 million in growth includes $258.7 million in interest-bearing demand deposits acquired through the merger with LegacyTexas Group, Inc. The average balance of borrowings increased by $380.6 million compared to the same period in 2014, which was partially offset by a 49 basis point decline in the average rate paid on borrowings, resulting in interest expense increasing by $60,000 from the year ended December 31, 2014.
The decrease in interest expense for the year ended December 31, 2014, compared to 2013, was primarily due to a $1.3 million, or 14.0%, decrease in interest expense on deposits, as well as an $893,000, or 10.5%, decrease in interest expense on FHLB advances. While volume was up in borrowings and in all deposit categories for the year ended December 31, 2014, the average rate paid on time deposits and borrowings decreased by 47 and 27 basis points, respectively. The average cost of interest-bearing liabilities decreased by 16 basis points to 0.63% for the year ended December 31, 2014, compared to 0.79% for the same period in 2013.
Net Interest Income. Net interest income increased by $108.1 million, or 81.3%, to $241.1 million for the year ended December 31, 2015 from $133.0 million for the year ended December 31, 2014. The net interest margin increased by 22 basis points to 4.00% for the year ended December 31, 2015 from 3.78% for the same period last year. The net interest rate spread increased by 25 basis points to 3.88% for the year ended December 31, 2015 from 3.63% for the same period last year. The average yield on earning assets for the year ended December 31, 2015 was 4.36%, a ten basis point increase from the year ended December 31, 2014, which was primarily due to increased volume in higher-yielding commercial loans, as well as accretion income resulting from the merger with LegacyTexas Group, Inc. The average cost of interest-bearing liabilities for the year ended December 31, 2015 was 0.48%, down 15 basis points from the year ended December 31, 2014.
Net interest income increased by $14.8 million, or 12.5%, for the year ended December 31, 2014, from $118.2 million for the year ended December 31, 2013. The net interest margin increased seven basis points to 3.78% for the year ended December 31, 2014, from 3.71% for the 2013 period. The net interest rate spread increased 12 basis points to 3.63% for the year ended December 31, 2014, from 3.51% for the 2013 period. The increases in the net interest margin and spread were primarily attributable to changes in the earning asset mix related to increased volume in higher-yielding commercial loans, as well as lowered time and interest-bearing demand deposit rates.

Provision for Loan Losses. The provision for loan losses was $25.5 million for the year ended December 31, 2015, an increase of $18.7 million from $6.7 million for the year ended December 31, 2014. The increase in the provision for loan losses compared to the 2014 period was primarily related to increased qualitative reserve factors applied to the energy portfolio. The Company increased these qualitative factors in the fourth quarter of 2015 due to the impact of continued pressure on the price of oil and gas, which has led to a sustained increase in economic and regulatory uncertainty surrounding energy loans. Also, over the past year, risk rating downgrades on energy loans have increased, primarily in the special mention category, which consists entirely of performing loans. Due to the increase in qualitative reserve factors, the allowance for loan losses allocated to energy loans at December 31, 2015 totaled $12.0 million, up $8.6 million from $3.4 million at December 31, 2014. These reserve amounts result entirely from the increase in qualitative factors and the increase in the energy portfolio, as the Company has not experienced a loss on energy loans to date.
In addition to the changes in qualitative factors related to energy lending, the increase in loan loss reserves and provision expense was caused by increased organic loan production, as well as loans acquired through the merger with LegacyTexas Group, Inc. that were re-underwritten following completion of the merger. For more information about the Company's allowance for loan losses, please see "Management's Discussion and Analysis-Comparison of Financial Condition at December 31, 2015 and December 31, 2014-Allowance for Loan Losses" contained in Item 7 of this report. Net charge-offs for the year ended December 31, 2015 totaled $3.9 million, an increase of $3.4 million from the year ended December 31, 2014. The percentage of the allowance for loan losses to total loans held for investment (including Warehouse Purchase Program loans) was 0.77% at December 31, 2015, compared to 0.75% at December 31, 2014.
The provision for loan losses for the year ended December 31, 2014 increased by $3.5 million, or 110.1%, from $3.2 million for the year ended December 31, 2013. The increase in the provision for loan losses compared to the year ended December 31, 2013, was primarily related to increased commercial loan production. Additionally, in the fourth quarter of 2014, the Company increased its qualitative reserve factors to set aside additional allowance for loan losses due to the economic uncertainty in Texas related to the decline in the price of oil. Net charge-offs for the year ended December 31, 2014, totaled $530,000, compared to $1.9 million for the year ended December 31, 2013, while the percentage of allowance for loan losses to total loans (including Warehouse Purchase Program loans) was 0.75% at December 31, 2014 , compared to 0.71% at December 31, 2013.
Non-interest Income. Non-interest income increased by $24.1 million, or 116.0%, to $44.8 million for the year ended December 31, 2015, from $20.7 million for the year ended December 31, 2014. For the year ended December 31, 2014, non-interest income decreased by $1.1 million, or 5.0%, from $21.8 million for the year ended December 31, 2013.

	Years Ended December 31,			Change
	2015	2014	2013	2015 versus 2014		2014 versus 2013
(Dollars in thousands)				Dollar	Percent	Dollar	Percent
Non-interest income
Service charges and other fees	$30,936	$19,382	$18,715	$11,554	59.6%	$667	3.6%
Net gain on sale of mortgage loans	8,036	—	—	8,036	N/M [1]	—	—
Bank-owned life insurance income	1,699	628	649	1,071	170.5	(21)	(3.2)
Gain (loss) on sale of available-for-sale securities	203	—	(177)	203	N/M [1]	177	(100.0)
Gain on sale and disposition of assets	873	658	835	215	32.7	(177)	(21.2)
Other	3,068	75	1,811	2,993	3,990.7	(1,736)	(95.9)
	$44,815	$20,743	$21,833	$24,072	116.0%	$(1,090)	(5.0)%
1 N/M - not meaningful
The increase in non-interest income from the year ended December 31, 2014 was primarily due to an $11.6 million increase in service charges and other fees, which was driven by an $841,000 increase in commercial loan fee income, as well as growth in service charges related to accounts acquired through the merger with LegacyTexas Group, Inc., higher Warehouse Purchase Program fee income due to increased volume in that loan portfolio and the addition of $4.7 million of title income through the acquisition of LegacyTexas Group, Inc.'s title subsidiary. Additionally, the Company recognized $8.0 million in net gains on the sale of mortgage loans during the year ended December 31, 2015, which includes the gain recognized on $223.3 million of one-to-four family mortgage loans that were sold or committed for sale during the year ended December 31, 2015, fair value changes on mortgage derivatives and mortgage fees collected. Prior to the merger with LegacyTexas Group, Inc., the

Company did not originate for resale or sell mortgage loans to outside investors; therefore, a comparable gain was not recorded in the 2014 period. Other non-interest income for the year ended December 31, 2015 included $2.9 million of insurance income added through the acquisition of LegacyTexas Group, Inc.
The $1.1 million decrease in non-interest income from the year ended December 31, 2013, was primarily attributable to a $1.7 million decrease in other non-interest income, caused by fluctuations in the value of community development-oriented private equity funds used for Community Reinvestment Act purposes. During the year ended December 31, 2014, the Company recorded a net decrease of $459,000 on these funds, compared to a net increase of $946,000 for 2013. This decline in other non-interest income was partially offset by a $667,000, or 3.6%, increase in service charges and other fees compared to the year ended December 31, 2013, primarily due to higher commercial loan pre-payment and other one-time commercial loan fees, as well as an increase in debit card fee income. A $177,000 loss on the sale of available for sale securities recorded in the 2013 period was offset by a $177,000 decrease in the gain (loss) on sale and disposition of assets, related to a net gain of $131,000 on other real estate owned recognized in the year ended December 31, 2013, compared to a net loss of $88,000 recognized in the 2014 period.
Non-interest Expense. Non-interest expense increased by $53.5 million, or 54.5%, to $151.6 million for the year ended December 31, 2015, from $98.1 million for the year ended December 31, 2014. For the year ended December 31, 2014, non-interest expense increased by $9.2 million, or 10.4%, from $88.9 million for the year ended December 31, 2013.

	Years Ended December 31,			Change
	2015	2014	2013	2015 versus 2014		2014 versus 2013
(Dollars in thousands)				Dollar	Percent	Dollar	Percent
Non-interest expense
Salaries and employee benefits	$92,527	$55,057	$53,328	$37,470	68.1%	$1,729	3.2%
Merger and acquisition costs	1,553	10,291	663	(8,738)	(84.9)	9,628	1,452.2
Advertising	3,773	1,535	2,690	2,238	145.8	(1,155)	(42.9)
Occupancy and equipment	14,860	7,374	7,675	7,486	101.5	(301)	(3.9)
Outside professional services	3,332	2,291	2,760	1,041	45.4	(469)	(17.0)
Regulatory assessments	4,260	2,713	2,477	1,547	57.0	236	9.5
Data processing	11,278	6,862	6,727	4,416	64.4	135	2.0
Office operations	10,697	6,584	6,783	4,113	62.5	(199)	(2.9)
Other	9,275	5,385	5,774	3,890	72.2	(389)	(6.7)
	$151,555	$98,092	$88,877	$53,463	54.5%	$9,215	10.4%
The increase in non-interest expense from the year ended December 31, 2014 was driven by a $37.5 million, or 68.1%, increase in salaries and employee benefits expense, primarily due to an increase in full-time equivalent employees to 840 at December 31, 2015, from 517 at December 31, 2014, largely related to the merger with LegacyTexas Group, Inc. Additionally, shortly following the completion of the LegacyTexas Group, Inc. merger, certain senior managers from LegacyTexas Group, Inc. who joined the Company received immediately-vested stock awards, which resulted in $590,000 of share-based compensation expense recognized during the year ended December 31, 2015. Compared to the year ended December 31, 2014, occupancy and equipment expense increased by $7.5 million, or 101.5%, and office operations expense increased by $4.1 million, or 62.5%, primarily due to the addition of LegacyTexas Group, Inc.'s facilities. Data processing expense increased by $4.4 million, or 64.4%, from the comparable 2014 period, as the Company added LegacyTexas Group, Inc. into their information technology infrastructure and upgraded various systems to enhance customer service and increase efficiency. The increases in non-interest expense during the year ended December 31, 2015 related to the merger with LegacyTexas Group, Inc. were partially offset by an $8.7 million, or 84.9%, decrease in merger and acquisition costs related to the merger.
The increase in non-interest expense from the year ended December 31, 2013 was attributable to a $9.6 million increase in merger and acquisition costs related to the merger with LegacyTexas Group, Inc. Excluding the impact of $10.3 million and $663,000 in merger and acquisition costs for the years ended December 31, 2014, and 2013, respectively, non-interest expense declined by $413,000, primarily due to decreases in advertising, occupancy and equipment, outside professional services and other non-interest expense. Advertising expense declined by $1.2 million, or 42.9%, compared to the 2013 period, as the Company cut advertising in advance of the branding change resulting from the merger with LegacyTexas Group, Inc. Outside professional services expense declined by $469,000, or 17.0%, compared to the 2013 period, primarily due to a reduction in audit and legal fees. Salaries and employee benefits expense increased by $1.7 million, or 3.2%, from the year ended December 31, 2013, primarily due to an increase in performance-based incentives related to the strong financial performance in 2014. Additionally, restricted stock expense for the year ended December 31, 2014, was higher by $863,000 compared to the 2013 period, primarily due to $666,000 of expense that was reversed in the 2013 period due to the cancellation of certain stock awards that did not meet performance-based vesting conditions, with no comparable expense reversals recognized in the 2014 period.
Income Tax Expense. For the year ended December 31, 2015, the Company recognized income tax expense of $38.0 million on our pre-tax income, which was an effective tax rate of 34.9%, compared to income tax expense of $17.7 million for the year ended December 31, 2014, which was an effective tax rate of 36.1%. The decrease in the effective tax rate was primarily due to non-deductible merger costs associated with the merger with LegacyTexas Group, Inc. recognized in 2014, as well as increased amounts of tax-exempt income on municipal securities and bank-owned life insurance in 2015.
During the year ended December 31, 2013, income tax expense totaled $16.3 million, which was an effective tax rate of 34.0%. The increase in the effective tax rate compared to the 2013 period was primarily due to increased permanent book-tax differences related to non-deductible merger costs and the non-deductible portion of ESOP shares released.
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

	Years Ended December 31,
	2015			2014			2013
	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$1,940,113	$101,469	5.23%	$1,161,822	$63,061	5.43%	$960,247	$54,503	5.68%
Warehouse Purchase Program	808,163	27,041	3.35	571,612	20,334	3.56	679,986	26,304	3.87
Commercial and industrial	1,307,743	60,609	4.63	613,691	26,026	4.24	332,600	15,583	4.69
Construction and land	238,904	13,660	5.72	21,501	1,290	6.00	16,553	976	5.90
Consumer real estate	836,020	40,741	4.87	486,437	23,903	4.91	464,286	23,981	5.17
Other consumer	80,648	4,440	5.51	43,505	2,641	6.07	52,859	3,175	6.01
Loans held for sale	18,818	705	3.75	—	—	—	—	—	—
Less: deferred fees and allowance for loan loss	(34,478)	—	—	(22,611)	—	—	(18,727)	—	—
Loans receivable [1]	5,195,931	248,665	4.79	2,875,957	137,255	4.77	2,487,804	124,522	5.01
Agency mortgage-backed securities	341,406	6,857	2.01	259,461	5,694	2.19	301,916	6,156	2.04
Agency collateralized mortgage obligations	112,415	2,239	1.99	164,865	3,579	2.17	242,171	3,545	1.46
Investment securities	117,810	3,206	2.72	75,513	2,327	3.08	68,208	2,212	3.24
FHLB and FRB stock and other restricted securities	58,710	1,094	1.86	36,792	543	1.48	34,426	528	1.53
Interest-earning deposit accounts	194,301	631	0.32	102,872	249	0.24	54,771	126	0.23
Total interest-earning assets	6,020,573	262,692	4.36	3,515,460	149,647	4.26	3,189,296	137,089	4.30
Non-interest-earning assets	422,425			182,760			182,229
Total assets	$6,442,998			$3,698,220			$3,371,525
Interest-bearing liabilities:
Interest-bearing demand	$722,225	3,297	0.46	$461,090	1,653	0.36	$457,210	1,811	0.40
Savings and money market	1,895,809	3,644	0.19	1,037,831	3,144	0.30	888,969	2,438	0.27
Time	882,196	6,186	0.70	500,755	3,415	0.68	459,538	5,296	1.15
Borrowings	1,014,279	8,488	0.84	633,683	8,428	1.33	581,293	9,324	1.60
Total interest-bearing liabilities	4,514,509	21,615	0.48	2,633,359	16,640	0.63	2,387,010	18,869	0.79
Non-interest-bearing demand	1,077,310			440,150			392,752
Non-interest-bearing liabilities	73,771			66,177			56,437
Total liabilities	5,665,590			3,139,686			2,836,199
Total shareholders’ equity	777,408			558,534			535,326
Total liabilities and shareholders’ equity	$6,442,998			$3,698,220			$3,371,525
Net interest income and margin		$241,077	4.00%		$133,007	3.78%		$118,220	3.71%
Net interest income and margin (tax-equivalent basis) [2]		$242,128	4.02%		$133,798	3.81%		$118,980	3.73%
Net interest rate spread			3.88%			3.63%			3.51%
Net earning assets	$1,506,064			$882,101			$802,286
Average interest-earning assets to average interest-bearing liabilities	133.36%			133.50%			133.61%

[1]	Calculated net of deferred fees, loan discounts, loans in process and allowance for loan losses.

[2]
In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for 2015, 2014 and 2013. Tax-exempt investments and loans had an average balance of $104.8 million, $67.6 million and $63.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

	Years Ended December 31,
	2015 versus 2014			2014 versus 2013
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$40,784	$(2,376)	$38,408	$11,027	$(2,469)	$8,558
Warehouse Purchase Program	7,978	(1,271)	6,707	(3,968)	(2,002)	(5,970)
Commercial and industrial	31,959	2,624	34,583	12,047	(1,604)	10,443
Construction and land	12,433	(63)	12,370	297	17	314
Consumer real estate	17,038	(200)	16,838	1,117	(1,195)	(78)
Other consumer	2,066	(267)	1,799	(568)	34	(534)
Loans held for sale	705	—	705	—	—	—
Loans receivable	112,963	(1,553)	111,410	19,952	(7,219)	12,733
Agency mortgage-backed securities	1,678	(515)	1,163	(908)	446	(462)
Agency collateralized mortgage obligations	(1,064)	(276)	(1,340)	(1,349)	1,383	34
Investment securities	1,177	(298)	879	229	(114)	115
FHLB and FRB stock and other restricted securities	382	169	551	35	(20)	15
Interest-earning deposit accounts	276	106	382	116	7	123
Total interest-earning assets	115,412	(2,367)	113,045	18,075	(5,517)	12,558
Interest-bearing liabilities:
Interest-bearing demand	1,109	535	1,644	15	(173)	(158)
Savings and money market	1,940	(1,440)	500	435	271	706
Time	2,672	99	2,771	440	(2,321)	(1,881)
Borrowings	3,901	(3,841)	60	791	(1,687)	(896)
Total interest-bearing liabilities	9,622	(4,647)	4,975	1,681	(3,910)	(2,229)
Net interest income	$105,790	$2,280	$108,070	$16,394	$(1,607)	$14,787

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
In addition to the primary sources of funds, management has several secondary sources available to meet potential funding requirements. At December 31, 2015, the Company had an additional borrowing capacity of $1.03 billion with the FHLB. Also, at December 31, 2015, the Company had $285.0 million in federal funds lines of credit available with other financial institutions. The Company may also use the discount window at the Federal Reserve Bank as a source of short-term funding. Federal Reserve Bank borrowing capacity varies based upon securities pledged to the discount window line. At December 31, 2015, securities pledged had a collateral value of $35.6 million.
At December 31, 2015, the Company had classified 56.5% of its securities portfolio as available for sale (including pledged securities), providing an additional source of liquidity. Management believes that because active markets exist and our securities portfolio is of high quality, our available for sale securities are marketable. Selling participations in loans we originate, including portions of commercial real estate loans, creates another source of liquidity and allows us to manage borrower concentration risk, as well as interest rate risk.
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
The Liquidity Committee monitors liquidity positions and projections. Liquidity contingency planning is part of the Committee's process by focusing on possible scenarios that would stress liquidity beyond the Bank's normal business liquidity needs. These scenarios may include macro-economic and bank specific situations focusing on high probability-high impact, high probability-low impact, low probability-high impact, and low probability-low impact stress events.
Management recognizes that the factors and conditions leading up to and occurring during a liquidity stress event cannot be precisely defined or listed. Nevertheless, management believes that liquidity stress events can be categorized into sources and uses of liquidity, and levels of severity, with responses that apply to various situations.
The Company, which is a separate legal entity from the Bank and must provide for its own liquidity, had liquid assets of $43.0 million on an unconsolidated basis at December 31, 2015. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders, funds paid out for Company stock repurchases, and payments on trust-preferred securities and subordinated debt held at the Company level. The Company has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. See “How We Are Regulated - Limitations on Dividends and Other Capital Distributions” under Item 1 and Note 17 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.
The Company uses its sources of funds primarily to meet its expenses, pay maturing deposits and fund withdrawals, and to fund loan commitments. Total approved loan commitments (including Warehouse Purchase Program commitments, unused lines of credit and letters of credit) amounted to $1.71 billion and $942.6 million at December 31, 2015 and 2014, respectively. It is management's policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Company. Certificates of deposit scheduled to mature in one year or less at December 31, 2015 totaled $777.4 million with a weighted average rate of 0.62%.
During the year ended December 31, 2015, cash and cash equivalents increased by $483.6 million, or 366.3%, to $615.6 million at December 31, 2015 from $132.0 million at December 31, 2014. The large balance of cash at December 31, 2015 was primarily due to two large deposits totaling $196.4 million that were made on the last day of the year. Operating activities provided cash of $89.2 million and financing activities provided cash of $1.53 billion, which was partially offset by cash used in investing activities of $1.13 billion. Primary sources of cash for the year ended December 31, 2015 included proceeds from pay-offs of Warehouse Purchase Program loans totaling $15.25 billion, proceeds from FHLB advances of $1.35 billion and maturities, prepayments and calls of available for sale securities of $2.11 billion. Primary uses of cash for the year ended December 31, 2015 included originations of Warehouse Purchase Program loans totaling $15.51 billion, repayments on FHLB advances of $773.0 million, net funding of loans held for investment of $1.03 billion and purchases of available for sale securities of $2.15 billion.
Please see Item 1A (Risk Factors) contained in Part 1 of this Form 10-K for information regarding liquidity risk.
Off-Balance Sheet Arrangements, Contractual Obligations and Commitments
The following table presents our contractual obligations and commitments to make future payments as of December 31, 2015. Commitments to extend credit to our borrowers are shown in aggregate and by payment due dates (not including any interest amounts.)

	December 31, 2015
	Less than One Year	One through Three Years	Four through Five Years	After Five Years	Total
	(Dollars in thousands)
Contractual obligations:
Deposits without a stated maturity	$4,199,320	$—	$—	$—	$4,199,320
Certificates of deposit	777,412	211,564	38,273	142	1,027,391
FHLB advances [1]	806,651	628,300	3,245	2,164	1,440,360
Repurchase agreements	58,269	25,000	—	—	83,269
Subordinated debt [1]	—	—	—	90,464	90,464
Private equity fund for Community Reinvestment Act purposes	2,850	—	—	—	2,850
Operating leases (premises)	6,884	10,132	7,738	20,383	45,137
Total contractual obligations	$5,851,386	$874,996	$49,256	$113,153	6,888,791
Off-balance sheet loan commitments: [2]
Unused commitments to extend credit	$591,665	$341,924	$212,493	$65,882	1,211,964
Unused capacity on Warehouse Purchase Program loans [3]	476,281	—	—	—	476,281
Standby letters of credit	11,092	6,518	1,034	—	18,644
Total loan commitments	$1,079,038	$348,442	$213,527	$65,882	1,706,889
Total contractual obligations and loan commitments					$8,595,680
1 FHLB advances and subordinated debt are shown at their contractual amounts. Please see Note 11 of the Notes to Consolidated Financial Statements contained in Item 8 of this report for more information regarding adjustments to the contractual amount.
2 Loans having no stated maturity are reported in the “Less than One Year” category.
3 In regards to unused capacity on Warehouse Purchase Program loans, the Company has established a maximum purchase facility amount, but reserves the right, at any time, to refuse to buy any mortgage loans offered for sale by its mortgage banking company customers for any reason in the Company's sole and absolute discretion.

Capital Resources
Effective on January 1, 2015, upon completion of the merger with LegacyTexas Group, Inc., the Bank became subject to regulatory oversight by the TDOB and the FRB. Prior to the merger, at December 31, 2014, the Bank and the Company were subject to minimum capital requirements imposed by the OCC and the FRB. Consistent with our goal to operate a sound and profitable organization, our policy is for the Company and its subsidiary bank to maintain “well-capitalized” status under the FRB regulations. Based on capital levels at December 31, 2015 and 2014, the Bank and the Company were considered to be well-capitalized. See “How We Are Regulated - Regulatory Capital Requirements.”
At December 31, 2015, the Bank's equity totaled $824.9 million. The Company's consolidated equity totaled $804.1 million, or 10.5% of total assets, at December 31, 2015. Warehouse Purchase Program loan volumes can increase significantly on the last day of the month, potentially leading to a significant difference between the ending and average balance of Warehouse Purchase Program loans. At December 31, 2015, Warehouse Purchase Program loans totaled $1.04 billion, compared to an average balance of $808.2 million for the year then ended. Because the capital ratios below are calculated using ending risk-weighted assets and Warehouse Purchase Program loans are risk-weighted at 100%, the end of period increase in these balances can significantly impact the Company's reported capital ratios.

	Actual		Required for Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015	(Dollars in Thousands)
Total risk-based capital
the Company	$755,689	11.58%	$522,107	8.00%	$652,634	10.00%
the Bank	691,554	10.60	522,116	8.00	652,645	10.00
Tier 1 risk-based capital
the Company	635,162	9.73	391,580	6.00	522,107	8.00
the Bank	644,461	9.87	391,587	6.00	522,116	8.00
Common equity tier 1 risk-based capital
the Company	623,604	9.56	293,685	4.50	424,212	6.50
the Bank	644,461	9.87	293,690	4.50	424,219	6.50
Tier 1 leverage
the Company	635,162	9.46	268,430	4.00	335,537	5.00
the Bank	644,461	9.61	268,273	4.00	335,341	5.00

December 31, 2014
Total risk-based capital
the Company	$562,448	15.87%	$283,618	8.00%	$354,522	10.00%
the Bank	495,171	13.98	283,314	8.00	354,142	10.00
Tier 1 risk-based capital
the Company	536,899	15.14	141,809	4.00	212,713	6.00
the Bank	469,622	13.26	141,657	4.00	212,485	6.00
Tier 1 leverage
the Company	536,899	13.86	154,900	4.00	193,625	5.00
the Bank	469,622	12.13	154,910	4.00	193,638	5.00
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
The Bank's asset/liability management strategy sets acceptable limits for the percentage change in EVE and EAR given changes in interest rates. For instantaneous, parallel, and sustained interest rate increases or decreases of 100, 200, 300, and 400 basis points, the Bank's policy indicates that EVE should not decrease by more than 15.00%. For an instantaneous, parallel, and sustained interest rate increase or decrease of 100 basis points, the Bank's policy indicates that EAR should not decrease by more than 7%, and for increases of 200, 300, and 400 basis points, EAR should not decrease by more than 10%, 13%, and 15%, respectively.
As illustrated in the tables below, the Bank was within policy limits for all scenarios tested. The tables presented below, as of December 31, 2015, and 2014, are internal analyses of our interest rate risk as measured by changes in EVE and EAR for instantaneous, parallel, and sustained shifts for all market rates and yield curves, in 100 basis point increments, up 400 basis points and down 100 basis points.
As illustrated in the tables below, our EVE would be negatively impacted by a parallel, instantaneous, and sustained increase in market rates. Such an increase in rates would negatively impact EVE as a result of the duration of assets, including loans and investments, being longer than the duration of liabilities, primarily deposit accounts and FHLB borrowings. As illustrated in the table below at December 31, 2015, our EAR would be negatively impacted by a parallel, instantaneous, and sustained increase in market rates of 200, 300, or 400 basis points. As market interest rates rise, variable liability rates are modeled to increase faster than assets mature or reprice.

December 31, 2015
Change in Interest Rates in Basis Points	Economic Value of Equity				Earnings at Risk (12 months)
	Estimated EVE	Estimated Increase / (Decrease) in EVE		EVE Ratio %	Estimated Net Interest Income	Increase / (Decrease) in Estimated Net Interest Income
	$ Amount	$ Change	% Change		$ Amount	$ Change	% Change
	(Dollars in thousands)
400	911,142	(118,867)	(11.54)	12.86	252,686	(6,758)	(2.60)
300	947,909	(82,100)	(7.97)	13.15	254,417	(5,027)	(1.94)
200	981,508	(48,501)	(4.71)	13.38	256,044	(3,400)	(1.31)
100	1,011,522	(18,487)	(1.79)	13.56	257,491	(1,953)	(0.75)
—	1,030,009	—	—	13.58	259,444	—	—
(100)	999,211	(30,798)	(2.99)	12.96	248,731	(10,713)	(4.13)

December 31, 2014
Change in Interest Rates in Basis Points	Economic Value of Equity				Earnings at Risk (12 months)
	Estimated EVE	Estimated Increase / (Decrease) in EVE		EVE Ratio %	Estimated Net Interest Income	Increase / (Decrease) in Estimated Net Interest Income
	$ Amount	$ Change	% Change		$ Amount	$ Change	% Change
	(Dollars in thousands)
400	605,514	(60,025)	(9.02)	15.59	162,556	15,223	10.33
300	630,460	(35,079)	(5.27)	15.90	157,116	9,783	6.64
200	643,841	(21,698)	(3.26)	15.94	151,746	4,413	3.00
100	656,792	(8,747)	(1.31)	15.95	146,275	(1,058)	(0.72)
—	665,539	—	—	15.87	147,333	—	—
(100)	677,979	12,440	1.87	15.83	143,450	(3,883)	(2.64)

The Bank's EVE was $1.03 billion, or 13.58%, of the market value of portfolio assets as of December 31, 2015, a $364.5 million increase from $665.5 million, or 15.87%, of the market value of portfolio assets as of December 31, 2014. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $48.5 million decrease in our EVE at December 31, 2015, compared to a $21.7 million decrease at December 31, 2014, and would result in a 20 basis point decrease in our EVE ratio to 13.38% at December 31, 2015, compared to a seven basis point increase to 15.94% at December 31, 2014. An immediate 100 basis point decrease in market interest rates would result in a $30.8 million decrease in our EVE at December 31, 2015, compared to a $12.4 million increase at December 31, 2014, and would result in a 62 basis point decrease in our EVE ratio to 12.96% at December 31, 2015, compared to a four basis point decrease in our EVE ratio to 15.83% at December 31, 2014.
The Bank's projected EAR for the twelve months ending December 31, 2016 was measured at $259.4 million, compared to $147.3 million for the twelve months ending December 31, 2015. Based on the assumptions utilized, an immediate 200 basis point increase in market rates would result in a $3.4 million, or 1.31%, decrease in net interest income for the twelve months ending December 31, 2016, compared to a $4.4 million, or 3.00%, increase for the twelve months ending December 31, 2015. An immediate 100 basis point decrease in market rates would result in a $10.7 million decrease in net interest income for the twelve months ending December 31, 2016, compared to a $3.9 million decrease for the twelve months ending December 31, 2015. In May 2015, we increased non-maturity deposit betas utilized in our interest rate risk model. The primary goal is to model anticipated higher sensitivities due to the current prolonged low rate environment and the signaled impending rate rise from the Federal Reserve.
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
In managing our mix of assets and liabilities, while considering the relationship between long and short term interest rates, market conditions, and consumer preferences, we may place somewhat greater emphasis on maintaining or increasing the Bank's net interest margin than on strictly matching the interest rate sensitivity of its assets and liabilities.
Management also believes that at times the increased net income which may result from a mismatch in the actual maturity, repricing, or duration of its asset and liability portfolios can provide sufficient returns to justify the increased exposure to sudden and unexpected increases or decreases in interest rates which may result from such a mismatch. Management believes that the Bank's level of interest rate risk is acceptable under this approach.
In evaluating the Bank's exposure to market interest rate movements, certain shortcomings inherent in the method of analysis presented in the foregoing table must be considered. For example, although certain assets and liabilities may have similar maturities or repricing characteristics, their interest rate drivers may react in different degrees to changes in market interest rates (basis risk). Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market interest rates. Additionally, certain assets, such as adjustable rate mortgages, have features which restrict changes in interest rates over the life of the asset (time to initial interest rate reset; interest rate reset frequency; initial, periodic, and lifetime caps and floors). Further, in the event of a significant change in market interest rates, loan and securities prepayment and time deposit early withdrawal levels may deviate significantly from those assumed in the table above. Assets with prepayment options and liabilities with early withdrawal options are being monitored, with assumptions stress tested on a regular basis. Current market rates and customer behavior are being considered in the management of interest rate risk. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. The Bank considers all of these factors in monitoring its exposure to interest rate risk. Of note, the current historically low interest rate environment has resulted in asymmetrical interest rate risk. The interest rates on certain repricing assets and liabilities cannot be fully shocked downward.
The Board of Directors and management believe that the Bank's ability to successfully manage and mitigate its exposure to interest rate risk is strengthened by several key factors. For example, the Bank manages its balance sheet duration and overall interest rate risk by placing a preference on originating and retaining adjustable rate loans. In addition, the Bank borrows at various maturities from the FHLB to mitigate mismatches between the asset and liability portfolios. Furthermore, the investment securities portfolio is used as a primary interest rate risk management tool through the duration and repricing targeting of purchases and sales.

Item 8.	Financial Statements and Supplementary Data
LEGACYTEXAS FINANCIAL GROUP, INC.
FINANCIAL STATEMENTS
December 31, 2015, 2014, and 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
LegacyTexas Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of LegacyTexas Financial Group, Inc. (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LegacyTexas Financial Group, Inc. at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LegacyTexas Financial Group, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
February 26, 2016

CONSOLIDATED BALANCE SHEETS
Years ended December 31,
(Dollar amounts in thousands, except share and per share data)

	2015	2014
ASSETS
Cash and due from financial institutions	$53,847	$28,416
Short-term interest-bearing deposits in other financial institutions	561,792	103,605
Total cash and cash equivalents	615,639	132,021
Securities available for sale, at fair value	311,708	199,699
Securities held to maturity (fair value: December 31, 2015 — $247,202, December 31, 2014— $251,112)	240,433	241,920
Loans held for sale, at fair value	22,535	—
Loans held for investment:
Loans held for investment (net of allowance for loan losses of $47,093 at December 31, 2015 and $25,549 at December 31, 2014)	5,017,554	2,605,204
Loans held for investment - Warehouse Purchase Program	1,043,719	786,416
Total loans held for investment	6,061,273	3,391,620
FHLB stock and other restricted securities, at cost	63,075	44,084
Bank-owned life insurance	55,231	36,193
Premises and equipment, net	77,637	48,743
Goodwill	180,776	29,650
Other assets	63,633	40,184
Total assets	$7,691,940	$4,164,114
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand	$1,170,272	$494,376
Interest-bearing demand	819,350	472,703
Savings and money market	2,209,698	1,176,749
Time	1,027,391	513,981
Total deposits	5,226,711	2,657,809
FHLB advances	1,439,904	862,907
Repurchase agreements	83,269	25,000
Subordinated debt	84,992	—
Other liabilities	52,988	50,175
Total liabilities	6,887,864	3,595,891
Commitments and contingent liabilities
Shareholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized; 0 shares issued — December 31, 2015 and December 31, 2014	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; 47,645,826 shares issued — December 31, 2015 and 40,014,851 shares issued — December 31, 2014	476	400
Additional paid-in capital	576,753	386,549
Retained earnings	240,496	195,327
Accumulated other comprehensive income (loss), net	(133)	930
Unearned Employee Stock Ownership Plan (ESOP) shares; 1,365,457 shares at December 31, 2015 and 1,549,651 shares at December 31, 2014	(13,516)	(14,983)
Total shareholders’ equity	804,076	568,223
Total liabilities and shareholders’ equity	$7,691,940	$4,164,114

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31,
(Dollar amounts in thousands, except per share data)

	2015	2014	2013
Interest and dividend income
Loans, including fees	$248,665	$137,255	$124,522
Taxable securities	9,307	9,352	9,780
Nontaxable securities	2,995	2,248	2,133
Interest-bearing deposits in other financial institutions	631	249	126
FHLB and Federal Reserve Bank stock and other	1,094	543	528
	262,692	149,647	137,089
Interest expense
Deposits	13,127	8,212	9,545
FHLB advances	6,552	7,610	8,503
Repurchase agreement and other borrowings	1,936	818	821
	21,615	16,640	18,869
Net interest income	241,077	133,007	118,220
Provision for loan losses	25,465	6,721	3,199
Net interest income after provision for loan losses	215,612	126,286	115,021
Non-interest income
Service charges and other fees	30,936	19,382	18,715
Net gain on sale of mortgage loans	8,036	—	—
Bank-owned life insurance income	1,699	628	649
Gain (loss) on sale of available-for-sale securities (reclassified from accumulated other comprehensive income (loss) for unrealized gains (losses) on available-for-sale securities)	203	—	(177)
Gain on sale and disposition of assets	873	658	835
Other	3,068	75	1,811
	44,815	20,743	21,833
Non-interest expense
Salaries and employee benefits	92,527	55,057	53,328
Merger and acquisition costs	1,553	10,291	663
Advertising	3,773	1,535	2,690
Occupancy and equipment	14,860	7,374	7,675
Outside professional services	3,332	2,291	2,760
Regulatory assessments	4,260	2,713	2,477
Data processing	11,278	6,862	6,727
Office operations	10,697	6,584	6,783
Other	9,275	5,385	5,774
	151,555	98,092	88,877
Income before income tax expense	108,872	48,937	47,977
Income tax expense (items reclassified from accumulated other comprehensive income (loss) include an income tax expense of $71 for the twelve months ended December 31, 2015 and an income tax benefit of $62 for the twelve months ended December 31, 2013)	37,956	17,659	16,289
Net income	$70,916	$31,278	$31,688

CONSOLIDATED STATEMENTS OF INCOME (Continued)
Years ended December 31,
(Dollar amounts in thousands, except per share data)

	2015	2014	2013
Earnings per share:
Basic	$1.54	$0.82	$0.83
Diluted	$1.53	$0.81	$0.83
Dividends declared per share	$0.54	$0.48	$0.32
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31,
(Dollar amounts in thousands)

	2015	2014	2013
Net income	$70,916	$31,278	$31,688
Change in unrealized gains (losses) on securities available for sale	(1,434)	2,022	(3,713)
Reclassification of amount realized through sale of securities	(203)	—	177
Tax effect	574	(709)	1,258
Other comprehensive income (loss), net of tax	(1,063)	1,313	(2,278)
Comprehensive income	$69,853	$32,591	$29,410

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31,
(Dollar amounts in thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at December 31, 2012	$396	$372,168	$164,328	$1,895	$(17,916)	$520,871
Net income	—	—	31,688	—	—	31,688
Other comprehensive income (loss), net of tax	—	—	—	(2,278)	—	(2,278)
Dividends declared ($0.32 per share)	—	—	(12,780)	—	—	(12,780)
ESOP shares earned, 184,194 shares	—	3,048	—	—	1,467	4,515
Share-based compensation expense	—	2,648	—	—	—	2,648
Net issuance of common stock under employee stock plans, 409,705 shares	4	1,346	—	—	—	1,350
Share repurchase, 83,800 shares	(1)	(1,553)	—	—	—	(1,554)
Balance at December 31, 2013	399	377,657	183,236	(383)	(16,449)	544,460
Net income	—	—	31,278	—	—	31,278
Other comprehensive income, net of tax	—	—	—	1,313	—	1,313
Dividends declared ($0.48 per share)	—	—	(19,187)	—	—	(19,187)
ESOP shares earned, 184,194 shares	—	4,091	—	—	1,466	5,557
Share-based compensation expense	—	3,717	—	—	—	3,717
Net issuance of common stock under employee stock plans, 76,035 shares	1	1,084	—	—	—	1,085
Balance at December 31, 2014	400	386,549	195,327	930	(14,983)	568,223
Net income	—	—	70,916	—	—	70,916
Other comprehensive income (loss), net of tax	—	—	—	(1,063)	—	(1,063)
Dividends declared ($0.54 per share)	—	—	(25,747)	—	—	(25,747)
ESOP shares earned, 184,194 shares	—	4,284	—	—	1,467	5,751
Share-based compensation expense	—	5,477	—	—	—	5,477
Net issuance of common stock under employee stock plans, 138,855 shares	1	1,283	—	—	—	1,284
Share repurchase, 357,950 shares	(4)	(7,985)	—	—	—	(7,989)
Acquisition of LegacyTexas Group, Inc., 7,850,070 shares	79	187,145	—	—	—	187,224
Balance at December 31, 2015	$476	$576,753	$240,496	$(133)	$(13,516)	$804,076
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31,
(Dollar amounts in thousands)

	2015	2014	2013
Cash flows from operating activities
Net income	$70,916	$31,278	$31,688
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	25,465	6,721	3,199
Depreciation and amortization	7,196	4,393	4,503
Deferred tax expense (benefit)	(692)	(1,414)	2,293
Premium amortization and accretion of securities, net	4,267	3,416	5,828
Accretion related to acquired loans	(10,241)	(1,500)	(3,148)
(Gain) loss on sale of available for sale securities	(203)	—	177
ESOP compensation expense	5,751	5,557	4,515
Share-based compensation expense	5,477	3,717	2,648
Net gain on loans held for sale	(8,036)	—	—
Loans originated or purchased for sale	(222,195)	—	—
Proceeds from sale of loans held for sale	225,335	—	—
FHLB stock dividends	(152)	(103)	(115)
Bank-owned life insurance income	(1,699)	(628)	(649)
(Gain) loss on sale and disposition of repossessed assets, premises and equipment	(293)	1,824	(835)
Net change in deferred loan fees	(1,067)	1,660	1,753
Net change in accrued interest receivable	(2,821)	(443)	(4)
Net change in other assets	8,444	117	7,570
Net change in other liabilities	(16,250)	(2,571)	6,122
Net cash provided by operating activities	89,202	52,024	65,545
Cash flows from investing activities
Available for sale securities:
Maturities, prepayments and calls	2,113,276	2,050,002	1,187,611
Purchases	(2,148,080)	(2,001,501)	(1,165,941)
Proceeds from sale of AFS securities	38,349	—	10,614
Held to maturity securities:
Maturities, prepayments and calls	49,730	57,000	104,058
Purchases	(15,933)	(5,919)	(40,890)
Originations of Warehouse Purchase Program loans	(15,511,029)	(11,913,793)	(14,107,219)
Proceeds from pay-offs of Warehouse Purchase Program loans	15,253,726	11,800,847	14,494,469
Net change in loans held for investment, excluding Warehouse Purchase Program	(1,030,016)	(583,762)	(359,488)
Purchase of FHLB and Federal Reserve Bank stock and other	(14,527)	(9,098)	10,257
Cash received in excess of cash paid for acquisition of LegacyTexas Group, Inc.	128,598	—	—
Purchases of premises and equipment	(5,660)	(1,253)	(4,257)
Proceeds from sale of assets	10,121	621	3,782
Net cash provided by (used in) investing activities	(1,131,445)	(606,856)	132,996

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years ended December 31,
(Dollar amounts in thousands)

	2015	2014	2013
Cash flows from financing activities
Net change in deposits	940,862	393,170	86,833
Proceeds from FHLB advances	1,350,000	712,000	447,000
Repayments on FHLB advances	(773,003)	(488,189)	(700,112)
Share repurchase	(7,989)	—	(1,554)
Proceeds from subordinated debt offering	73,407	—	—
Repayments of borrowings	(32,953)	—	—
Payment of dividends	(25,747)	(19,187)	(12,780)
Proceeds from stock option exercises	1,284	1,085	1,350
Net cash provided by (used in) financing activities	1,525,861	598,879	(179,263)
Net change in cash and cash equivalents	483,618	44,047	19,278
Beginning cash and cash equivalents	132,021	87,974	68,696
Ending cash and cash equivalents	$615,639	$132,021	$87,974
Supplemental cash flow information:
Interest paid	$20,861	$16,807	$19,019
Income taxes paid	36,835	15,941	9,513
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	3,287	954	1,611
Common stock issued in consideration of LegacyTexas Group, Inc. acquisition	187,224	—	—
See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations and Principles of Consolidation: The consolidated financial statements include LegacyTexas Financial Group, Inc. (formerly known as ViewPoint Financial Group, Inc.) (the "Company"), whose business at December 31, 2015 consisted of the operations of its wholly-owned subsidiary, LegacyTexas Bank (the "Bank"). In addition, the Company also offers title and insurance services through LegacyTexas Title Co. and LegacyTexas Insurance Services, Inc., which are wholly owned subsidiaries of the Bank. Intercompany transactions and balances are eliminated in consolidation.
On January 1, 2015 (the "Effective Time"), the Company completed its merger (the "Merger") with LegacyTexas Group, Inc., pursuant to the Agreement and Plan of Merger, dated as of November 25, 2013, as amended, by and between the Company and LegacyTexas Group, Inc. (the "Merger Agreement"). At the Effective Time, LegacyTexas Group, Inc. merged into the Company, with the Company as the surviving corporation in the Merger. Immediately following the Effective Time, ViewPoint Bank, N.A., merged with and into the Bank, the wholly-owned subsidiary of LegacyTexas Group, Inc. prior to the Merger, with the Bank surviving the bank merger. At the Effective Time, the Company changed its name from ViewPoint Financial Group, Inc. to LegacyTexas Financial Group, Inc. and changed its ticker symbol on the Nasdaq Global Select Market to LTXB. The financial results reported in these consolidated financial statements for periods prior to the Effective Time only include historical activity of ViewPoint Financial Group, Inc.
At December 31, 2015, the Company provided financial services through 47 banking offices in the Dallas/Fort Worth Metroplex and surrounding counties. Its primary deposit products are demand, savings and term certificate accounts, and its primary lending products are commercial real estate, commercial and industrial and consumer lending, including one-to-four family real estate loans. Most loans are secured by specific items of collateral, including business assets, commercial and residential real estate and consumer assets. Commercial loans are expected to be repaid from cash flow from operations of businesses.
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
Cash Flows: Cash and cash equivalents include cash, deposits with other financial institutions with maturities less than 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest-bearing deposits in other financial institutions, federal funds purchased, Federal Home Loan Bank advances and repurchase agreements.
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
For periods in which other-than-temporary impairment of a debt security is recognized, the credit portion of the amount is determined by subtracting the present value of the stream of estimated cash flows as calculated in a discounted cash flow model and discounted at book yield from the prior period’s ending carrying value. The non-credit portion of the amount is determined by subtracting the credit portion of the impairment from the difference between the book value and fair value of the security. The credit related portion of the impairment is charged against income and the non-credit related portion is charged to equity as a component of accumulated other comprehensive income. The Company did not recognize any other-than-temporary impairment on its securities portfolio for the years ended December 31, 2015 and 2014.
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
Mortgage Loans Held for Sale: The Company elects the fair value option for residential mortgage loans held for sale in accordance with ASC 825, "Financial Instruments". This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC 815, “Derivatives and Hedging.” Mortgage loans held for sale, which are sold on a servicing released basis, are valued on a recurring basis using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted to credit risk and other individual loan characteristics.
Warehouse Purchase Program Loans: All Warehouse Purchase Program loans are collectively evaluated for impairment and are purchased under several contractual requirements, providing safeguards to the Company. These safeguards include the requirement that our mortgage company customers have a takeout commitment for each loan and multiple investors identified for purchases. As of December 31, 2015, the Company has never experienced a loss on these loans and no allowance for loan losses has been allocated to them.
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
Federal Home Loan Bank (FHLB) stock and other restricted securities: FHLB, Federal Reserve Bank and other restricted stock is carried at cost, classified as restricted securities and periodically evaluated for impairment based on the ultimate recoverability of the par value. Both cash and stock dividends are reported as interest income.
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
The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining the need to perform the two-step test for goodwill impairment (the qualitative method). If the qualitative method cannot be used or if it determines, based on the qualified method, that the fair value is more likely than not less than the carrying amount, the Company uses the two-step test. Under the two-step test, the Company compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Step two of the goodwill impairment test compares the implied estimated fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill for that reporting unit exceeds the implied fair value of that unit's goodwill, an impairment loss is recognized in an amount equal to that excess. Additional information regarding goodwill and impairment testing can be found in Note 9.
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
A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company did not have any material uncertain tax positions which would require accrual at December 31, 2015 and 2014.
The Company recognizes interest and/or penalties related to income tax matters in income tax expense and did not have any amounts accrued for interest and penalties for the years ended December 31, 2015 and 2014. The Company files a consolidated income tax return with its subsidiaries. Federal income tax expense or benefit has been allocated to subsidiaries on a separate return basis.
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
Operating Segments: The Company has determined that all of its banking operations comprise one segment under ASC 280, Segment Reporting, since all offer similar products and services, operate with similar processes, and have similar customers. Additionally, the Company has determined that the Bank's title and insurance subsidiaries do not meet the materiality threshold to require segment disclosure under ASC 280.
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

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

Adoption of New Accounting Standards:
In January 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. This ASU permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. For public entities, the amendments were effective, with retrospective application, for annual periods, and interim periods within those years, beginning after December 15, 2014. The adoption of this ASU did not have a significant impact on the Company's financial statements, as the Company currently does not own any investments covered under this ASU.
In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. This ASU clarified when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. For public entities, the amendments were effective for annual periods, and interim periods within those years, beginning after December 15, 2014. The adoption of this ASU did not have a significant impact on the Company's financial statements, and the Company began including the newly required disclosures under this ASU in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU states that only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization's operations and financial results. In addition, this ASU requires expanded disclosures about discontinued operations and disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. For public entities, the amendments were effective prospectively for annual periods, and interim periods within those years, beginning on or after December 15, 2014. The adoption of this ASU did not have a significant impact on the Company's financial statements, as the Company has not reported any discontinued operations and has not disclosed disposals of components of an entity in these financial statements.
In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. This ASU aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements by accounting for these transactions as secured borrowings. This ASU also required a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return of the transferred financial assets throughout the term of the transaction. For public entities, the amendments were effective for annual periods, and interim periods within those years, beginning after December 15, 2014. The adoption of this ASU did not have a significant impact on the Company's financial statements, as the Company already accounts for its overnight and structured repurchase agreements as secured borrowings, and the Company began including the newly required disclosures under this ASU in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.
In August 2014, the FASB issued ASU 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. This ASU requires that a mortgage loan be derecognized and that a separate other receivable be recognized if certain conditions are met in the case of government guarantees. The amendments were effective for annual periods, and interim periods within those years, beginning after December 15, 2014. The adoption of this ASU did not have a significant impact on the Company's financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. Entities are required to apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The Company early adopted this ASU in the fourth quarter of 2015 to classify $468 of debt issuance costs related to $75,000 of fixed-to-floating rate subordinated notes issued in November 2015. No prior periods were impacted by the early adoption of this ASU. This adoption did not have a material impact on the Company's financial statements or results of operations. Please see Note 11 - Borrowed Funds for information about the Company's subordinated notes.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

Effect of Newly Issued But Not Yet Effective Accounting Standards
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
In January 2015, the FASB issued ASU 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This ASU simplifies income statement presentation by eliminating the need to determine whether to classify an item as an extraordinary item and retains current presentation and disclosure requirements for an event or transaction that is of an unusual nature or of a type that indicates infrequency of occurrence. Transactions that meet both criteria would now also follow such presentation and disclosure requirements. The ASU is effective in annual periods, and interim periods within those annual periods, beginning after December 15, 2015 and is not expected to impact the Company's current disclosures.
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. This ASU affects all reporting entities that have variable interests in other legal entities and, in some cases, consolidation conclusions will change. In other cases, reporting entities will need to provide additional disclosures about entities that currently are not considered variable interest entities but will be considered variable interest entities under the new guidance if they have a variable interest in those entities. Reporting entities will need to re-evaluate their consolidation conclusions and potentially revise their documentation. The ASU is effective in annual and interim periods beginning after December 15, 2015. The Company is evaluating the possible impact of this ASU on its consolidation analysis.
In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share. This ASU eliminates the current requirement to categorize within the fair value hierarchy investments whose fair values are measured at net asset value ("NAV"). Instead, entities will be required to disclose the fair values of such investments so that financial statement users can reconcile amounts reported in the fair value hierarchy table and the amounts reported on the balance sheet. The ASU is effective in annual and interim periods beginning after December 15, 2015. The Company does not currently have any investments measured at NAV within its fair value hierarchy and does not expect this ASU to have a significant impact on the Company's statement of income or financial condition.
In August 2015, the FASB issued ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires the presentation of debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 adds SEC paragraphs pursuant to this SEC Staff Announcement at the June 18, 2015, Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. The Company does not report debt issuance costs related to line-of-credit arrangements in these financial statements.
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, this ASU eliminates the requirement to retrospectively account for those adjustments. The ASU requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments are effective

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The adoption of this ASU is not expected to have a significant impact on the Company's financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

NOTE 2 - SHARE TRANSACTIONS
On August 22, 2012, the Company announced its intention to repurchase up to 5% of its total common shares outstanding, or approximately 1,978,871 shares. The stock repurchase program, which is open-ended, allows the Company to repurchase its shares from time to time in the open market and in negotiated transactions, depending upon market conditions. The Board of Directors of the Company also authorized management to enter into a trading plan with Sandler O'Neill & Partners, LP in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Act”), to facilitate repurchases of its common stock pursuant to the above mentioned stock repurchase program (the “Rule 10b5-1 plan”). Stock repurchases under this program were suspended in November 2013 as a result of the Company's announced acquisition of LegacyTexas Group, Inc., which automatically triggered termination of the 10b5-1 plan. At the time the stock repurchase program was suspended, 83,800 shares were repurchased during 2013 at a weighted average price per share of $18.55.
Upon completion of the acquisition of LegacyTexas Group, Inc. on January 1, 2015, the Company entered into a new trading plan with Sandler O’Neill & Partners, LP in accordance with Rule 10b5-1 of the Act, to facilitate repurchases of its common stock pursuant to the above mentioned stock repurchase program. During 2015, 357,950 shares were repurchased and retired at an average price of $22.32.
NOTE 3 — EARNINGS PER COMMON SHARE
Basic earnings per common share is computed by dividing net income (which has been adjusted for distributed and undistributed earnings to participating securities) by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unvested restricted stock awards. Unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in ASC 260-10-45-60B. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock awards and options) were exercised or converted to common stock, or resulted in the issuance of common stock that then shared in the Company’s earnings. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unexercised stock options and unvested restricted stock awards. The dilutive effect of the unexercised stock options and unvested restricted stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. A reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation for the years ended December 31, 2015, 2014 and 2013 is as follows:

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

	Years Ended December 31,
	2015	2014	2013
Basic earnings per share:
Numerator:
Net income	$70,916	$31,278	$31,688
Distributed and undistributed earnings to participating securities	(534)	(336)	(394)
Income available to common shareholders	$70,382	$30,942	$31,294
Denominator:
Weighted average common shares outstanding	47,659,389	39,979,853	39,895,321
Less: Average unallocated ESOP shares	(1,464,324)	(1,648,518)	(1,832,713)
Average unvested restricted stock awards	(347,781)	(412,270)	(473,060)
Average shares for basic earnings per share	45,847,284	37,919,065	37,589,548
Basic earnings per common share	$1.54	$0.82	$0.83
Diluted earnings per share:
Numerator:
Income available to common shareholders	$70,382	$30,942	$31,294
Denominator:
Average shares for basic earnings per share	45,847,284	37,919,065	37,589,548
Dilutive effect of share-based compensation plan	278,163	243,029	155,238
Average shares for diluted earnings per share	46,125,447	38,162,094	37,744,786
Diluted earnings per common share	$1.53	$0.81	$0.83
Share awards excluded in the computation of diluted earnings per share because the exercise price was greater than the common stock average market price and were therefore anti-dilutive	1,012,771	412,706	1,219,350

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 4 - SECURITIES
The amortized cost, related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss), and the fair value of securities available for sale were as follows:

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency residential mortgage-backed securities [1]	$224,582	$841	$1,575	$223,848
Agency commercial mortgage-backed securities [1]	9,483	—	66	9,417
Agency residential collateralized mortgage obligations [1]	22,430	26	142	22,314
US government and agency securities	14,906	148	—	15,054
Municipal bonds	40,512	637	74	41,075
Total securities	$311,913	$1,652	$1,857	$311,708
December 31, 2014
Agency residential mortgage-backed securities [1]	$144,368	$1,760	$610	$145,518
Agency residential collateralized mortgage obligations [1]	50,424	211	81	50,554
US government and agency securities	3,475	152	—	3,627
Total securities	$198,267	$2,123	$691	$199,699
1 Mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
The carrying amount, unrealized gains and losses, and fair value of securities held to maturity were as follows:

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency residential mortgage-backed securities [1]	$87,935	$1,837	$284	$89,488
Agency commercial mortgage-backed securities [1]	24,848	913	64	25,697
Agency residential collateralized mortgage obligations [1]	59,174	1,087	55	60,206
Municipal bonds	68,476	3,447	112	71,811
Total securities	$240,433	$7,284	$515	$247,202
December 31, 2014
Agency residential mortgage-backed securities [1]	$63,161	$3,124	$13	$66,272
Agency commercial mortgage-backed securities [1]	25,301	1,144	49	26,396
Agency residential collateralized mortgage obligations [1]	86,470	1,766	80	88,156
Municipal bonds	66,988	3,535	235	70,288
Total securities	$241,920	$9,569	$377	$251,112
1 Mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

The carrying amount and fair value of held to maturity debt securities and the fair value of available for sale debt securities at December 31, 2015 by contractual maturity are set forth below in the table below. Securities with contractual payments not due at a single maturity date, including mortgage backed securities and collateralized mortgage obligations, are shown separately.

	Held to maturity		Available for sale
	Carrying Amount	Fair Value	Fair Value
Due in one year or less	$1,946	$1,959	$15,450
Due after one to five years	7,361	7,678	11,541
Due after five to ten years	46,663	49,592	17,977
Due after ten years	12,506	12,582	11,161
Agency residential mortgage-backed securities [1]	87,935	89,488	223,848
Agency commercial mortgage-backed securities [1]	24,848	25,697	9,417
Agency residential collateralized mortgage obligations [1]	59,174	60,206	22,314
Total	$240,433	$247,202	$311,708
1 Mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
Securities with a carrying value of $280,629 and $250,525 at December 31, 2015 and 2014, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.
At December 31, 2015 and 2014, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies or U.S. Government Sponsored Enterprises, in an amount greater than 10% of shareholders’ equity.
Sales activity of securities for the years ended December 31, 2015, 2014 and 2013 was as follows. All securities sold were classified as available for sale.

	December 31,
	2015	2014	2013
Proceeds	$38,349	$—	$10,614
Gross gains	278	—	—
Gross losses	75	—	177
The tax provision related to the net realized gains recognized in 2015 was $71. The tax benefit related to the net realized loss recognized in 2013 was $62.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

Securities with unrealized losses at December 31, 2015 and 2014, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

AFS	Less than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency residential mortgage-backed securities [1]	$158,172	$1,353	$10,474	$222	$168,646	$1,575
Agency commercial mortgage-backed securities [1]	9,417	66	—	—	9,417	66
Agency residential collateralized mortgage obligations [1]	13,517	81	6,992	61	20,509	142
Municipal bonds	7,249	74	—	—	7,249	74
Total temporarily impaired	$188,355	$1,574	$17,466	$283	$205,821	$1,857
December 31, 2014
Agency residential mortgage-backed securities [1]	$6,534	$14	$50,729	$596	$57,263	$610
Agency residential collateralized mortgage obligations [1]	9,499	38	4,769	43	14,268	81
Total temporarily impaired	$16,033	$52	$55,498	$639	$71,531	$691

HTM	Less than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency residential mortgage-backed securities [1]	$41,935	$284	$—	$—	$41,935	$284
Agency commercial mortgage-backed securities [1]	3,805	64	—	—	3,805	64
Agency residential collateralized mortgage obligations [1]	3,714	6	3,060	49	6,774	55
Municipal bonds	1,638	10	6,369	102	8,007	112
Total temporarily impaired	$51,092	$364	$9,429	$151	$60,521	$515
December 31, 2014
Agency residential mortgage-backed securities [1]	$—	$—	$3,430	$13	$3,430	$13
Agency commercial mortgage-backed securities [1]	—	—	3,895	49	3,895	49
Agency residential collateralized mortgage obligations [1]	8,984	33	4,697	47	13,681	80
Municipal bonds	—	—	11,415	235	11,415	235
Total temporarily impaired	$8,984	$33	$23,437	$344	$32,421	$377
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
As of December 31, 2015, 121 securities had unrealized losses, 21 of which had been in an unrealized loss position for over 12 months at December 31, 2015. The Company does not believe these unrealized losses are other-than-temporary and at December 31, 2015 had the intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. All principal and interest payments are being received on time and in full.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 5 - LOANS
Loans consist of the following:

	December 31, 2015	December 31, 2014
Loans held for sale	$22,535	$—

Loans held for investment:
Commercial real estate	$2,177,543	$1,265,868
Commercial and industrial	1,612,669	781,824
Construction and land	269,708	21,298
Consumer real estate	936,757	524,199
Other consumer	69,830	40,491
Gross loans held for investment, excluding Warehouse Purchase Program	5,066,507	2,633,680
Net of:
Deferred fees and discounts, net	(1,860)	(2,927)
Allowance for loan losses	(47,093)	(25,549)
Net loans held for investment, excluding Warehouse Purchase Program	5,017,554	2,605,204
Warehouse Purchase Program	1,043,719	786,416
Total loans held for investment	$6,061,273	$3,391,620
Activity in the allowance for loan losses for the years ended December 31, 2015, 2014 and 2013, segregated by portfolio segment and evaluation for impairment, is set forth below. All Warehouse Purchase Program loans are collectively evaluated for impairment and are purchased under several contractual requirements, providing safeguards to the Company. These safeguards include the requirement that our mortgage company customers have a takeout commitment for each loan and multiple investors for purchases. To date, the Company has not experienced a loss on these loans and no allowance for loan losses has been allocated to them. At December 31, 2015, 2014 and 2013, the allowance for loan loss impairment related to purchased credit impaired ("PCI") loans totaled $150, $180, and $202, respectively.

December 31, 2015	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance - January 1, 2015	$11,830	$9,068	$174	$4,069	$408	$25,549
Charge-offs	(167)	(3,129)	—	(321)	(1,090)	(4,707)
Recoveries	29	246	—	85	426	786
Provision expense	2,431	18,790	2,839	159	1,246	25,465
Ending balance - December 31, 2015	$14,123	$24,975	$3,013	$3,992	$990	$47,093
Allowance ending balance:
Individually evaluated for impairment	$366	$1,470	$—	$81	$61	$1,978
Collectively evaluated for impairment	13,757	23,505	3,013	3,911	929	45,115
Loans:
Individually evaluated for impairment	11,580	16,906	33	4,767	120	33,406
Collectively evaluated for impairment	2,155,351	1,595,548	269,675	931,140	69,433	5,021,147
PCI loans	10,612	215	—	850	277	11,954
Ending balance	$2,177,543	$1,612,669	$269,708	$936,757	$69,830	$5,066,507

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

December 31, 2014	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance - January 1, 2014	$10,944	$4,536	$212	$3,280	$386	$19,358
Charge-offs	—	(568)	(51)	(237)	(605)	(1,461)
Recoveries	435	94	1	38	363	931
Provision expense	451	5,006	12	988	264	6,721
Ending balance - December 31, 2014	$11,830	$9,068	$174	$4,069	$408	$25,549
Allowance ending balance:
Individually evaluated for impairment	$826	$1,840	$—	$223	$6	$2,895
Collectively evaluated for impairment	11,004	7,228	174	3,846	402	22,654
Loans:
Individually evaluated for impairment	7,405	5,929	103	5,607	284	19,328
Collectively evaluated for impairment	1,253,336	775,699	21,195	517,492	40,042	2,607,764
PCI loans	5,127	196	—	1,100	165	6,588
Ending balance	$1,265,868	$781,824	$21,298	$524,199	$40,491	$2,633,680

December 31, 2013	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance - January 1, 2013	$11,182	$2,574	$149	$3,528	$618	$18,051
Charge-offs	(806)	(607)	(31)	(416)	(621)	(2,481)
Recoveries	—	124	—	77	388	589
Provision expense	568	2,445	94	91	1	3,199
Ending balance - December 31, 2013	$10,944	$4,536	$212	$3,280	$386	$19,358
Allowance ending balance:
Individually evaluated for impairment	$987	$1,730	$6	$197	$3	$2,923
Collectively evaluated for impairment	9,957	2,806	206	3,083	383	16,435
Loans:
Individually evaluated for impairment	7,605	5,325	2	4,812	550	18,294
Collectively evaluated for impairment	1,079,343	433,908	28,625	435,288	47,078	2,024,242
PCI loans	4,252	197	1,620	1,126	171	7,366
Ending balance	$1,091,200	$439,430	$30,247	$441,226	$47,799	$2,049,902

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

Impaired loans at December 31, 2015 and 2014, were as follows 1:

December 31, 2015	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial real estate	$11,682	$10,618	$962	$11,580	$303
Commercial and industrial	18,649	13,894	3,012	16,906	1,467
Construction and land	38	33	—	33	—
Consumer real estate	5,327	4,754	13	4,767	13
Other consumer	199	49	71	120	45
Total	$35,895	$29,348	$4,058	$33,406	$1,828
December 31, 2014
Commercial real estate	$8,372	$4,162	$3,243	$7,405	$784
Commercial and industrial	7,043	2,008	3,921	5,929	1,768
Construction and land	109	103	—	103	—
Consumer real estate	6,037	4,735	872	5,607	161
Other consumer	336	282	2	284	2
Total	$21,897	$11,290	$8,038	$19,328	$2,715
1 No Warehouse Purchase Program loans were impaired at December 31, 2015 or 2014. Loans reported do not include PCI loans.
Income on impaired loans at December 31, 2015, 2014 and 2013, was as follows1:

	December 31, 2015		December 31, 2014		December 31, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate	$8,178	$24	$8,128	$23	$11,614	$124
Commercial and industrial	19,595	8	6,119	11	6,072	12
Construction and land	84	—	54	—	41	—
Consumer real estate	5,269	7	5,008	26	6,835	57
Other consumer	202	2	433	5	470	—
Total	$33,328	$41	$19,742	$65	$25,032	$193
1 Loans reported do not include PCI loans.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

Loans past due over 90 days that were still accruing interest totaled $111 and $612 at December 31, 2015 and 2014, which consisted entirely of PCI loans. At December 31, 2015, no PCI loans were considered non-performing loans. No Warehouse Purchase Program loans were non-performing at December 31, 2015 or 2014. Non-performing (nonaccrual) loans were as follows:

	December 31,
	2015	2014
Commercial real estate	$11,418	$6,703
Commercial and industrial	16,877	5,778
Construction and land	33	149
Consumer real estate	9,781	10,591
Other consumer	107	286
Total	$38,216	$23,507
For the years ended December 31, 2015, 2014 and 2013, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $2,965, $1,192 and $1,391, respectively. No interest income was recorded on these loans for the years ended December 31, 2015, 2014 and 2013.
The outstanding balances of troubled debt restructurings ("TDRs") are shown below:

	December 31,
	2015	2014
Nonaccrual TDRs (1)	$6,207	$12,982
Performing TDRs (2)	605	1,098
Total	$6,812	$14,080
Specific reserves on TDRs	$487	$992
Outstanding commitments to lend additional funds to borrowers with TDR loans	—	—
1 Nonaccrual TDR loans are included in the nonaccrual loan totals.
2 Performing TDR loans are loans that have been performing under the restructured terms for at least six months and the Company is accruing interest on these loans.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

The following table provides the recorded balances of loans modified as a TDR during the years ended December 31, 2015, 2014 and 2013.

December 31, 2015	Principal Deferrals [1]	Combination of Rate Reduction & Principal Deferral	Other	Total
Commercial real estate	$100	$—	$—	$100
Commercial and industrial	—	—	191	191
Consumer real estate	209	60	36	305
Other consumer	1	—	3	4
Total	$310	$60	$230	$600
December 31, 2014
Commercial and industrial	$28	$—	$1,750	$1,778
Construction and land	—	—	102	102
Consumer real estate	197	262	461	920
Other consumer	11	6	—	17
Total	$236	$268	$2,313	$2,817
December 31, 2013
Commercial real estate	$59	$—	$—	$59
Commercial and industrial	164	73	83	320
Consumer real estate	280	488	475	1,243
Other consumer	263	165	8	436
Total	$766	$726	$566	$2,058
1 Principal deferrals include Chapter 7 bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt. Such loans are placed on non-accrual status.

Loans modified as a TDR during the years ended December 31, 2015, 2014 and 2013, which experienced a subsequent payment default during the periods, are shown below. A payment default is defined as a loan that was 90 days or more past due.

	Years Ended December 31,
	2015	2014	2013
Consumer real estate	$178	$107	$—

Loans acquired with evidence of credit quality deterioration at acquisition, for which it was probable that the Company would not be able to collect all contractual amounts due, were accounted for as PCI loans. The carrying amount of PCI loans included in the consolidated balance sheets and the related outstanding balances at December 31, 2015 and 2014 are set forth in the table below. The outstanding balance represents the total amount owed, including accrued but unpaid interest, and any amounts previously charged off.

	December 31,
	2015	2014
Carrying amount [1]	$11,804	$6,408
Outstanding balance	13,053	7,372
1 The carrying amounts are reported net of allowance for loan losses of $150 and $180 as of December 31, 2015 and 2014.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

Changes in the accretable yield for PCI loans for the years ended December 31, 2015 and 2014, are as follows:

	December 31,
	2015	2014
Balance at beginning of period	$2,100	$4,681
Additions	1,907	—
Reclassifications (to) from nonaccretable	1,754	(1,733)
Disposals	(1,007)	(18)
Accretion	(1,398)	(830)
Balance at end of period	$3,356	$2,100
Below is an analysis of the age of recorded investment in loans that were past due at December 31, 2015 and 2014. No Warehouse Purchase Program loans were delinquent at December 31, 2015 or 2014 and therefore are not included in the following table.

December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Loans Past Due	Current Loans [1]	Total Loans
Commercial real estate	$16	$176	$10,269	$10,461	$2,167,082	$2,177,543
Commercial and industrial	884	670	12,255	13,809	1,598,860	1,612,669
Construction and land	623	—	—	623	269,085	269,708
Consumer real estate	10,880	2,463	3,458	16,801	919,956	936,757
Other consumer	463	37	—	500	69,330	69,830
Total	$12,866	$3,346	$25,982	$42,194	$5,024,313	$5,066,507
December 31, 2014
Commercial real estate	$590	$338	$—	$928	$1,264,940	$1,265,868
Commercial and industrial	1,014	191	357	1,562	780,262	781,824
Construction and land	103	—	46	149	21,149	21,298
Consumer real estate	6,145	3,678	3,885	13,708	510,491	524,199
Other consumer	281	26	10	317	40,174	40,491
Total	$8,133	$4,233	$4,298	$16,664	$2,617,016	$2,633,680
1 Includes acquired PCI loans with a total carrying value of $11,328 and $5,945 at December 31, 2015 and 2014, respectively.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

The recorded investment in loans by credit quality indicators at December 31, 2015 and 2014, was as follows.
Real Estate and Commercial and Industrial Credit Exposure
Credit Risk Profile by Internally Assigned Grade

December 31, 2015	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate
Grade:[1]
Pass	$2,135,539	$1,460,725	$269,582	$920,519
Special Mention	13,633	92,048	—	3,327
Substandard	27,572	59,835	93	9,606
Doubtful	799	61	33	3,305
Total	$2,177,543	$1,612,669	$269,708	$936,757
December 31, 2014
Grade:[1]
Pass	$1,231,053	$752,748	$20,990	$505,028
Special Mention	17,745	7,280	159	4,230
Substandard	16,242	21,577	103	10,467
Doubtful	828	219	46	4,474
Total	$1,265,868	$781,824	$21,298	$524,199
1 $11,954 and $6,588 in PCI loans are included in the substandard or doubtful categories for December 31, 2015 and 2014, respectively. These categories are consistent with the "substandard" and "doubtful" categories as defined by regulatory authorities.
Warehouse Purchase Program Credit Exposure
All Warehouse Purchase Program loans were graded pass as of December 31, 2015 and 2014.
Consumer Other Credit Exposure
Credit Risk Profile Based on Payment Activity

	December 31, 2015	December 31, 2014
Performing	$69,723	$40,205
Non-performing	107	286
Total	$69,830	$40,491

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
The Company elects the fair value option for residential mortgage loans held for sale in accordance with ASC 825, "Financial Instruments". This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC 815, “Derivatives and Hedging.” Mortgage loans held for sale, which are sold on a servicing released basis, are valued on a recurring basis using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted to credit risk and other individual loan characteristics. As these prices are derived from market observable inputs, the Company classifies these valuations as Level 2 in the fair value disclosures. At December 31, 2015, loans held for sale had an aggregate fair value of $22,535 and an aggregate outstanding principal balance of $21,851 and were recorded in mortgage loans held for sale in the consolidated balance sheet. There were no mortgage loans held for sale that were 90 days or greater past due or on non-accrual at December 31, 2015. Interest income on mortgage loans held for sale is recognized based on the contractual rates and reflected in interest income on loans held for sale in the consolidated income statement.
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
The Company enters into a variety of derivative instruments as part of its hedging strategy and measures these instruments at fair value on a recurring basis in the balance sheet. The majority of these derivatives are forward mortgage-backed securities and are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, the Company utilized the exchange price or dealer market price for the particular derivative contract; therefore these contracts are classified as Level 2. In addition, the Company enters into interest rate lock commitments ("IRLCs") with prospective borrowers. These commitments are carried at fair value based on the fair value of the underlying mortgage loans which are based on observable market data. The Company adjusts the outstanding IRLCs with prospective borrowers based on an expectation that it will be exercised and the loan will be funded. IRLCs are recorded in other assets or other liabilities in the consolidated balance sheet. These commitments are classified as Level 2 in the fair value disclosures, as the valuations are based on market observable inputs. Net gains of $8 resulting from changes in the fair value of these IRLCs and net losses of $195 on forward mortgage-backed securities trades were recorded in net gain on sale of mortgage loans during the year ended December 31, 2015. These gains and losses were not attributable to instrument-specific credit risk. Please see Note 7 - Derivative Financial Instruments for more information. The Company did not recognize any gains or losses from IRLCs during the year ended December 31, 2014.
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

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.

December 31, 2015	Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
Assets:
Agency residential mortgage-backed securities	$223,848
Agency commercial mortgage-backed securities	9,417
Agency residential collateralized mortgage obligations	22,314
US government and agency securities	15,054
Municipal bonds	41,075
Total securities available for sale	$311,708

Loans held for sale	$22,535
Derivative financial instruments:
Interest rate lock commitments	421
Forward mortgage-backed securities trades	15
Loan customer counterparty	260
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	—
Forward mortgage-backed securities trades	29
Financial institution counterparty	260

December 31, 2014
Assets:
Agency residential mortgage-backed securities	$145,518
Agency residential collateralized mortgage obligations	50,554
US government and agency securities	3,627
Total securities available for sale	$199,699
Derivative financial instruments:
Loan customer counterparty	$64
Liabilities:
Derivative financial instruments:
Financial institution counterparty	64

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

Assets and Liabilities Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below. There were no liabilities measured at fair value on a non-recurring basis as of December 31, 2015 or 2014.

December 31, 2015	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$2,230
Foreclosed assets- commercial real estate [1]	4,784
Foreclosed assets- construction and land [1]	1,802
Foreclosed assets- consumer real estate	106
December 31, 2014
Assets:
Impaired loans	$5,323
Foreclosed assets - commercial real estate	551
1 Includes foreclosed assets of $4,310 acquired from LegacyTexas Group, Inc.
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
Foreclosed assets are measured at the lower of book or fair value less costs to sell using third party appraisals, listing agreements or sale contracts, which may be adjusted by additional Level 3 inputs, such as discounts of market value, estimated marketing costs and estimated legal expenses. Management may also consider additional adjustments on specific properties due to the age of the appraisal, expected holding period, lack of comparable sales, or if the other real estate owned is a special use property. Foreclosed assets acquired from LegacyTexas Group, Inc. were recorded at their estimated fair value on the acquisition date of January 1, 2015. At December 31, 2015, the Company had $564 in residential mortgage loans in the process of foreclosure.
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

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

The carrying amount and fair value information of financial instruments not recorded at fair value in their entirety on a recurring basis on the Company's consolidated balance sheets at December 31, 2015 and 2014, were as follows:

		Fair Value
December 31, 2015	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$615,639	$615,639	$—	$—
Securities held to maturity	240,433	—	247,202	—
Loans held for investment, net	5,017,554	—	—	5,083,093
Loans held for investment - Warehouse Purchase Program	1,043,719	—	—	1,042,434
FHLB and other restricted securities, at cost	63,075	—	63,075	—
Accrued interest receivable	17,109	17,109	—	—
Financial liabilities
Deposits	$5,226,711	$—	$—	$4,920,648
FHLB advances	1,439,904	—	—	1,433,125
Repurchase agreements	83,269	—	—	81,956
Subordinated debt	84,992	—	—	85,771
Accrued interest payable	1,653	1,653	—	—

		Fair Value
December 31, 2014	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$132,021	$132,021	$—	$—
Securities held to maturity	241,920	—	251,112	—
Loans held for investment, net	2,605,204	—	—	2,629,098
Loans held for investment - Warehouse Purchase Program	786,416	—	—	786,714
FHLB and other restricted securities, at cost	44,084	—	44,084	—
Accrued interest receivable	10,347	10,347	—	—
Financial liabilities
Deposits	$2,657,809	$—	$—	$2,517,446
FHLB advances	862,907	—	—	870,022
Repurchase agreement	25,000	—	—	26,780
Accrued interest payable	899	899	—	—

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

The methods and assumptions used to estimate fair value are as follows:
Estimated fair value is the carrying amount for cash and cash equivalents and accrued interest receivable and payable. The fair values of securities held to maturity are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2 inputs). For loans held for investment (including Warehouse Purchase Program loans), fair value is based on discounted cash flows using current market offering rates, estimated life, and applicable credit risk. For deposits, FHLB advances and overnight repurchase agreements with depositors, fair value is calculated using the FHLB advance curve to discount cash flows for the estimated life for deposits and according to the contractual repayment schedule for FHLB advances. The fair value of the structured repurchase agreement is based on discounting the estimated cash flows using the current rate at which similar borrowings would be made with similar terms and remaining maturities. The fair value of subordinated debt and trust preferred securities is based on current market rates on similar debt in the market. It is not practicable to determine the fair value of FHLB and Federal Reserve Bank stock due to restrictions on its transferability. The fair value of off-balance sheet items is based on the current fees or costs that would be charged to enter into or terminate such arrangements and are not considered significant to this presentation.
NOTE 7 — DERIVATIVE FINANCIAL INSTRUMENTS
The Company enters into IRLCs with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked into that interest rate. These commitments are carried at fair value in accordance with ASC 815, "Derivatives and Hedging." The estimated fair values of IRLCs are based on observable market data and are recorded in other assets or other liabilities in the consolidated balance sheets. The Company adjusts the outstanding IRLCs with prospective borrowers based on the expectation that it will be exercised and the loan will be funded. The initial and subsequent changes in the fair value of IRLCs are a component of net gain on sale of mortgage loans.
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
The following table provides the outstanding notional balances and fair values of outstanding positions at December 31, 2015. The Company did not have any outstanding derivative positions related to mortgage loans held for sale during the year ended December 31, 2014.

Derivative Positions related to Mortgage Loans Held for Sale:	Expiration Dates	Outstanding Notional Balance	Fair Value
December 31, 2015
Assets:
IRLCs	2016	$12,518	$421
Forward mortgage-backed securities trades	2016	11,874	15
Liabilities:
IRLCs	2016	$—	$—
Forward mortgage-backed securities trades	2016	8,500	29
The Company enters into certain interest rate derivative positions that are not designated as hedging instruments. These derivative positions related to transactions in which we entered into an interest rate swap or cap with a customer, while at the same time entering into an offsetting interest rate swap or cap with another financial institution. In connection with each swap transaction, we agree to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, we agree to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our customer to effectively convert a variable rate loan to a fixed rate. In connection with each

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

interest rate cap, we sell a cap to the customer and agree to pay interest if the underlying index exceeds the strike price defined in the cap agreement.  Simultaneously we purchase a cap with matching terms from another financial institution which agrees to pay us if the underlying index exceeds the strike price. Because we act as an intermediary for our customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on our results of operations. The Company presents derivative instruments at fair value in other assets and other liabilities in the accompanying consolidated balance sheets.
The notional amounts and estimated fair values of interest rate swap derivative positions outstanding and weighted-average receive and pay interest rates at December 31, 2015 and 2014 are presented in the following table.

Derivative Positions related to Commercial Loan Interest Rate Swaps:	Outstanding Notional Amount	Estimated Fair Value	Weighted-Average Interest Rate
			Received	Paid
December 31, 2015
Loan customer counterparty	$24,796	$260	5.01%	3.37%
Financial institution counterparty	(24,796)	(260)	3.37%	5.01%
December 31, 2014
Loan customer counterparty	$6,199	$64	4.38%	2.91%
Financial institution counterparty	(6,199)	(64)	2.91%	4.38%
Our credit exposure on interest rate swaps is limited to the net favorable value of all swaps by each counterparty. In some cases, collateral may be required from the counterparties involved if the net value of the swaps exceed a nominal amount considered to be immaterial. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. Our cash collateral pledged for interest rate swaps and included in our interest-bearing deposits, which totaled $300 and $150 at December 31, 2015 and 2014 respectively, is in excess of our credit exposure. The Company does not offset fair value amounts recognized for derivative instruments and the amounts collected and/or deposited on derivative instruments in its consolidated balance sheets.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 8 — PREMISES AND EQUIPMENT
Premises and equipment were as follows:

	December 31,
	2015	2014
Land	$25,546	$17,076
Buildings	60,807	49,446
Furniture, fixtures and equipment	18,848	15,126
Leasehold improvements	7,556	4,598
	112,757	86,246
Less: accumulated depreciation	(35,120)	(37,503)
Total	$77,637	$48,743
Depreciation expense was $6,550, $4,047 and $4,081 for 2015, 2014 and 2013, respectively.
Operating Leases: The Company leases certain bank or loan production office properties and equipment under operating leases. Certain leases contain renewal options that may be exercised. Rent expense was $6,895, $2,317 and $2,312 for 2015, 2014 and 2013, respectively.
Rent commitments, before considering applicable renewal options, as of December 31, 2015, were as follows:

Balance
2016	$6,884
2017	5,393
2018	4,739
2019	4,052
2020	3,686
Thereafter	20,383
Total	$45,137
The Company leases office space in certain locations to other unaffiliated tenants. Rental income of $1,180 was recognized during 2015. This rental income is recorded in the consolidated statement of income as an offset to occupancy expense. Aggregate future minimum rental payments to be received under non-cancelable subleases at December 31, 2015, were $1,181. At December 31, 2015, the Company had no commitments for future locations and held two parcels of land for future development.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

NOTE 9 - GOODWILL AND CORE DEPOSIT INTANGIBLES

Goodwill and other intangible assets are presented in the table below. Changes in the carrying amount of the Company's goodwill and core deposit intangibles (“CDI”) for years ended December 31, 2015 and 2014, were as follows:

	Goodwill	Core Deposit Intangible
Balance as of December 31, 2013	$29,650	$962
Amortization of core deposit intangible	—	(346)
Balance as of December 31, 2014	29,650	616
LegacyTexas Group, Inc. acquisition	151,126	880
Amortization of core deposit intangible	—	(466)
Balance as of December 31, 2015	$180,776	$1,030

Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill or other intangibles has occurred.
CDI are amortized on an accelerated basis over their estimated lives with a weighted average amortization period of 8 years. The CDI amortization expense is reported in other non-interest expense on the Company's consolidated statements of income. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2015 is as follows:

Balance
2016	$365
2017	263
2018	156
2019	101
2020	73
Thereafter	72

NOTE 10 - DEPOSITS
Time deposits of $250 or more totaled $503,719 and $184,290 at December 31, 2015 and 2014, respectively. The $250 FDIC insurance coverage limit applies per depositor, per insured depository institution, for each account ownership category.
At December 31, 2015 and 2014, the Company had $371,692 and $215,641 in reciprocal deposits, respectively. These consisted entirely of certificates of deposit made under the Company's participation in the Certificate of Deposit Account Registry Service® (CDARS®) and Insured Cash Sweep (ICS) money market product. Through CDARS®, the Company can provide a depositor the ability to place up to $50,000 on deposit with the Company while receiving FDIC insurance on the entire deposit by placing customer funds in excess of the FDIC deposit limits with other financial institutions in the CDARS® network. In return, these financial institutions place customer funds with the Company on a reciprocal basis. Similarly, customer funds in our ICS money market product are swept from a transaction account at the Company into money market accounts at multiple banks to allow access to FDIC insurance coverage through multiple accounts, up to $75,000. Regulators consider reciprocal deposits to be brokered deposits.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

At December 31, 2015, scheduled maturities of time deposits for the next five years with the weighted average rate at the end of the period were as follows:

	Balance	Weighted Average Rate
2016	$777,412	0.62%
2017	166,339	0.83
2018	45,225	1.14
2019	15,592	1.06
2020 and thereafter	22,823	1.40
Total	$1,027,391	0.70%
At December 31, 2015 and 2014, the Company's deposits included public funds totaling $708,723 and $214,632, respectively. At December 31, 2015 and 2014, overdrawn deposits of $1,177 and $722 were reclassified as unsecured consumer loans.
Interest expense on deposits is summarized as follows:

	Years Ended December 31,
	2015	2014	2013
Interest-bearing demand	$3,297	$1,653	$1,811
Savings and money market	3,644	3,144	2,438
Time	6,186	3,415	5,296
Total	$13,127	$8,212	$9,545

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 11 - BORROWED FUNDS
Federal Home Loan Bank ("FHLB") Advances
At December 31, 2015, advances from the FHLB totaled $1,439,904, net of a restructuring prepayment penalty of $456, and had interest rates ranging from 0.28% to 6.00% with a weighted average rate of 0.51%. At December 31, 2014, advances from the FHLB totaled $862,907, net of a restructuring prepayment penalty of $1,196, and had interest rates ranging from 0.05% to 6.00% with a weighted average rate of 0.71%. At December 31, 2015, the Company had $600,000 in variable rate FHLB advances.
In November 2010, $91,644 in fixed-rate FHLB advances were modified. The early repayment of the debt resulted in a prepayment penalty of $5,421, which is being amortized to interest expense as an adjustment to the cost of the new FHLB advances. The prepayment penalty balance, net of accumulated amortization, was $456 at December 31, 2015.
Each advance is payable according to its terms, which may include the amortization, or pay down, of a portion of the balance prior to its maturity date and is subject to prepayment penalties. The advances were collateralized by mortgage and commercial loans with FHLB collateral values of $1,461,248 and $1,096,485 under a blanket lien arrangement at December 31, 2015 and 2014, respectively. Additionally, securities safekept at FHLB and FHLB stock are used as collateral for advances. Based on this collateral, the Company was eligible to borrow an additional $1,030,732 and $387,239 at December 31, 2015 and 2014, respectively. The current agreement provided for a maximum borrowing amount of approximately $3,025,653 and $1,251,341 at December 31, 2015 and 2014, respectively.
Repurchase Agreements
Repurchase agreements, or "repos", which are classified as securities transactions, are not insured by the FDIC, are not guaranteed, and may lose value. A repo is an agreement between two parties whereby one party (a bank as counterparty) sells the other (as customer) a security at a specified price with a commitment to buy the security back at a fixed time and price. Maturities can vary from overnight to greater than a year, with the longer-maturity repos commonly referred to as “structured” or “term” repos. Repos are accounted for as collateralized borrowings and are recorded at amounts equal to cash received. The contractual terms of the repo may require the Company to provide additional collateral if the fair value of the securities underlying the borrowing decline during the term of the agreement. Risks associated with repos primarily relate to the risk of default and deterioration of collateral value. Risks of default generally include 1) failure to deliver cash or securities as required under the transaction, 2) failure to provide or return cash or securities as used for margining purposes, 3) breach of representation, and 4) a repudiation of obligations under the agreement.
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
In April 2008, the Company entered into a 10-year term structured repurchase callable agreement with Credit Suisse for $25,000 to leverage the balance sheet and increase liquidity. The interest rate adjusts quarterly to 6.25% less the 90 day LIBOR, subject to a lifetime cap of 3.22%. At December 31, 2015, the Company also had $58,269 in overnight repurchase agreements with depositors.
The following table gives information about the Company's repurchase agreements at December 31, 2015, including the types of collateral pledged against these repos and the remaining contractual maturity of the agreements.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

	Overnight	One through Three Years	Total
Agency mortgage-backed securities	$75,898	$18,882	$94,780
US government and agency securities	12,138	—	12,138
Agency collateralized mortgage obligations	—	11,968	11,968
Total repurchase agreements	$88,036	$30,850	118,886
Excess of pledged securities over repurchase obligation			(35,617)
Gross amount of recognized liabilities for repurchase agreements			$83,269
Subordinated Debt
In November 2015, the Company issued $75,000 of Fixed-to-Floating Rate Subordinated Notes (the “Notes”) that mature on December 1, 2025 (the “Maturity Date”). The Notes, which qualify as Tier 2 capital for regulatory purposes, have an interest rate of 5.50% per annum, payable semi-annually on each December 1 and June 1 through December 1, 2020. From and including December 1, 2020 through maturity or earlier redemption, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month LIBOR rate plus 3.89%, payable on March 1, June 1, September 1, and December 1 of each year through the maturity date or earlier redemption. The Company may, at its option, beginning on December 1, 2020 and on any scheduled interest payment date thereafter, redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption. Any partial redemption will be made pro rata among all of the holders.
The Notes were sold at an underwriting discount of 1.5%, or $1,125. Additional issuance costs related to the Notes totaled $468, and have been netted against the subordinated debt liability on the balance sheet in accordance with ASU 2015-03. Please see Note 1 - Summary of Significant Accounting Policies for more information. The underwriting discount and debt issuance costs are being amortized over the life of the Notes, of which $26 had been amortized to interest expense in 2015. The Notes are subordinated in right of payment to all of the Company's senior indebtedness and effectively subordinated to all existing and future debt and all other liabilities of the Company's subsidiaries.
Upon the acquisition of LegacyTexas Group, Inc., the Company acquired $15,000 (15,000 shares with a liquidation amount of $1 per security) of Floating Rate Cumulative Trust Preferred Securities ("TruPS") and $464 of common stock through an unconsolidated subsidiary, Legacy Capital Trust II ("Trust II"). Trust II invested the total proceeds from the sale of the TruPS and common stock (totaling $15,464) in floating rate Junior Subordinated Debentures (the "Trust II Debentures") issued by LegacyTexas Group, Inc. The terms of the Trust II Debentures were such that they qualified as Tier I capital for regulatory purposes. On April 7, 2015, the Company paid this debt in full.
Also upon the acquisition of LegacyTexas Group, Inc., the Company acquired $15,000 (15,000 shares with a liquidation amount of $1 per security) of TruPS and $464 of common stock through an unconsolidated subsidiary, Legacy Capital Trust III ("Trust III"). Trust III invested the total proceeds from the sale of the TruPS and common stock (totaling $15,464) in floating rate Junior Subordinated Debentures (the "Trust III Debentures") issued by the Company. The terms of the Trust III Debentures are such that they qualify as Tier I capital for regulatory purposes. Interest on the Trust III Debentures is payable quarterly on March 15, June 15, September 15 and December 15 of each year, at a rate equal to the three month LIBOR rate plus 1.70% (1.96% at December 31, 2015). Principal is due at maturity on December 15, 2036. The TruPS are guaranteed by the Company and are subject to redemption. The Company may redeem the Trust III Debentures, in whole or in part, on any March 15, June 15, September 15 and December 15 at an amount equal to the principal amount being redeemed plus accrued and unpaid interest to the redemption date. The Company’s debt obligation related to Trust III was $15,464 at December 31, 2015.
At December 31, 2015, the Trust III Debentures were reduced by a purchase accounting fair value discount of $3,905.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

At December 31, 2015, borrowed funds, reported gross of purchase accounting fair value discounts, prepayment penalties and debt issuance costs, were structured to contractually pay down as follows:

	FHLB Advances	Repurchase Agreements	Subordinated Debt	Total
2016	$806,651	$58,269	$—	$864,920
2017	615,546	—	—	615,546
2018	12,754	25,000	—	37,754
2019	2,313	—	—	2,313
2020	932	—	—	932
Thereafter	2,164	—	90,464	92,628
	$1,440,360	$83,269	$90,464	$1,614,093
Other Borrowing Information
Upon the acquisition of LegacyTexas Group, Inc., the Company assumed long-term notes totaling $8,900. These notes were paid off during the first quarter of 2015.
At December 31, 2015 and December 31, 2014, the Company had borrowing availability representing the collateral value assigned to the securities pledged to the discount window through the Federal Reserve Bank of $35,632 and $51,271, respectively. Additionally, uncommitted, unsecured Fed Fund lines of credit totaling $285,000 and $125,000 were available at December 31, 2015 and December 31, 2014, respectively, from multiple correspondent banks.

NOTE 12 — BENEFITS
401(k) Plan: The Company offers an Employee Stock Ownership and 401(k) plan (the "KSOP"). Employees may participate under the 401(k) portion of the KSOP as of the date they first complete an hour of service with the Bank.  Employees may contribute between 2% and 75% of their compensation subject to certain limitations. Employees are eligible to receive a matching contribution under the 401(k) part of the KSOP. The matching contribution will be paid to eligible employees' accounts, which is equal to 100% of the first 5% of the employee's contribution up to a maximum of 5% of the employee's qualifying compensation. ESOP allocations are granted annually to those employees who have completed a year of vesting service. Matching expense for 2015, 2014 and 2013 was $2,130, $1,283 and $1,198, respectively. See Note 13 for information on the Employee Stock Ownership Plan portion of the KSOP.
Deferred Compensation Plan: The Company has entered into certain non-qualified deferred compensation agreements with members of the executive management team, directors and certain employees. These agreements, which are subject to the rules of section 409(a) of the Internal Revenue Code, relate to the voluntary deferral of compensation received and do not have an employer contribution. The accrued liability as of December 31, 2015 and 2014 was $4,086 and $429, respectively. The balance as of December 31, 2015 includes $3,721 added through the January 2015 merger with LegacyTexas Group, Inc.
Included in other assets is a universal life insurance policy, as well as variable and fixed annuity contracts, totaling $4,272 and $611 at December 31, 2015 and 2014, respectively. The Company is the owner and beneficiary of the policy, which pays interest on the funds invested. The life insurance policy is recorded at the net cash surrender value, or the amount that can be realized.
Bank-Owned Life Insurance: In 2007, the Company purchased and provided those who agreed to be insured under a separate account bank-owned life insurance plan with a share of the death benefit while they remain actively employed with the Company or serve on its board. The benefit will equal 200% of each participating employee's base salary at the time of plan implementation and $40 for each participating director if the insured dies while a director at the Company. In the event of death while actively employed with the Company, the deceased employee's or director's designated beneficiary will receive an income tax free death benefit paid.
In conjunction with the acquisition of Highlands in April 2012, the Company acquired an existing hybrid account bank-owned life insurance plan that provides certain executive officers who agreed to be insured under the plan with a share of the death

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

benefit while they remain employed with the Company. The benefit is dependent upon the executive's most recent officer title and ranges from $75 to $150. No benefit will be paid if the executive reaches normal retirement age or, while disabled, obtains gainful employment with an entity other than the Company. In January 2015, the Company also acquired an existing account bank-owned life insurance plan as part of the LegacyTexas Group, Inc. acquisition that does not share the death benefit with the employees.
The total balance of the bank-owned life insurance policies, reported as an asset, at December 31, 2015 and 2014 totaled $55,231 and $36,193.

NOTE 13 — ESOP PLAN
In connection with the 2006 minority stock offering, the Company established an Employee Stock Ownership Plan (“ESOP”) for the benefit of its employees, which was combined with the Company's existing 401(k) plan. The ESOP purchased 928,395 shares of common stock with proceeds from a 10 year note in the amount of $9,284 from the Company. In 2010, the ESOP purchased 1,588,587 shares of common stock with proceeds from a 30 year note in the amount of $15,886 from the Company. The Company's Board of Directors determines the amount of contribution to the ESOP annually but is required to make contributions sufficient to service the ESOP's debt. Shares are released for allocation to employees as the ESOP debt is repaid. Eligible employees receive an allocation of released shares at the end of the calendar year on a relative compensation basis. Employees are eligible if they meet the minimum service and eligibility requirements. The dividends paid on allocated shares are paid to employee accounts. Dividends on unallocated shares held by the ESOP are applied to the ESOP note payable. Contributions to the ESOP during 2015, 2014 and 2013 were $2,060 each, and expense was $4,914, $4,725 and $3,901 for December 31, 2015, 2014 and 2013, respectively.
Shares purchased by the ESOP are categorized as follows:

	2015	2014
Allocated to participants	1,522,883	1,338,689
Unearned	1,365,457	1,549,651
Total ESOP shares	2,888,340	2,888,340
Fair value of unearned shares at December 31	$34,164	$36,959

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 14 - SHARE-BASED COMPENSATION
The Company has shareholder approved share-based compensation plans that are accounted for under ASC Topic 718, Compensation - Stock Compensation, which requires companies to record compensation cost for share-based payment transactions with employees in return for employment service. Under the plans, options to purchase 3,370,040 shares of common stock and 1,348,016 restricted shares of common stock were made available. The plans allow for the Company to grant restricted stock and stock options to directors, advisory directors, officers and other employees. Shares issued in connection with stock compensation awards are issued from available authorized shares. Compensation cost charged to income for share-based compensation, which is reported in non-interest expense as salaries and employee benefits expense, is presented below:

	Years ended December 31,
	2015	2014	2013
Restricted stock	$3,459	$2,561	$1,699
Stock options	2,018	1,156	949
Income tax benefit	1,917	1,301	927
A summary of activity in the restricted stock portion of the Company's stock plans for 2015, 2014 and 2013 is presented below:

	Time-Vested Shares		Performance-Based Shares
	Shares	Weighted- Average Grant Date Fair Value [1]	Shares	Weighted- Average Grant Date Fair Value [2]
Non-vested at January 1, 2013	185,296	$17.60	—	$—
Granted	278,500	20.55	110,500	20.85
Vested	(49,798)	17.73	—	—
Forfeited	(32,596)	17.41	(28,100)	25.68
Non-vested at December 31, 2013	381,402	20.39	82,400	27.45
Granted	20,000	24.69	—	—
Vested	(103,799)	20.32	—	—
Non-vested at December 31, 2014	297,603	20.45	82,400	23.89
Granted	80,000	21.23	—	—
Vested	(131,142)	19.98	(20,600)	23.89
Non-vested at December 31, 2015	246,461	$20.98	61,800	$25.02
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
As of December 31, 2015, there was $4,603 of total unrecognized compensation expense related to non-vested restricted shares awarded under the Company's stock plans. That expense is expected to be recognized over a weighted-average period of 1.69 years. The total fair value of shares vested during the years ended December 31, 2015 and 2014, was $3,113 and $2,110, respectively. Total restricted shares available for future issuance under the plans totaled 159,389 at December 31, 2015 with 1,313,624 shares having been issued under the plans through December 31, 2015.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

Under the terms of the plans, stock options may not be granted with an exercise price less than the fair market value of the Company’s common stock on the date the option is granted and may not be exercised later than ten years after the grant date. The fair market value is the closing stock price as quoted on the NASDAQ Stock Market on the date of grant.
The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the stock option in effect at the time of the grant. Although the contractual term of the stock options granted is ten years, the expected term of the stock is less because option restrictions do not permit recipients to sell or hedge their options and therefore, we believe, encourage exercise of the options before the end of the contractual term. The expected term of stock options is based on employees' actual vesting behavior and expected volatilities are based on historical volatilities of the Company’s common stock. Expected dividends are the estimated dividend rate over the expected term of the stock options. For awards with performance-based vesting conditions, compensation cost is recognized when the achievement of the performance condition is considered probable of achievement. If a performance condition is subsequently determined to be improbable of achievement, compensation cost is reversed.
The weighted average fair value of stock options granted during 2015, 2014 and 2013 was $6.82, $7.17 and $5.70, respectively. The fair value of options granted was determined using the following weighted-average assumptions as of grant date:

	2015	2014	2013
Risk-free interest rate	1.80%	2.16%	1.42%
Expected term of stock options (years)	6.2	6.2	6.3
Expected stock price volatility	31.14%	30.96%	32.90%
Expected dividends	1.95%	1.84%	1.75%

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

A summary of activity in the stock option portion of the Company's share-based compensation plans as of the years ended December 31, 2015, 2014 and 2013 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	500,049	$13.70	7.6	$3,619
Granted	810,000	20.33	10.0	—
Exercised	(81,401)	12.06	—	883
Forfeited	(55,030)	18.62	—	—
Outstanding at December 31, 2013	1,173,618	18.16	8.4	10,903
Granted	328,750	26.09	10.0	—
Exercised	(56,035)	13.66	—	652
Forfeited	(75,460)	17.63	—	—
Outstanding at December 31, 2014	1,370,873	20.27	8.0	5,679
Granted	633,000	25.66	10.0	—
Exercised	(58,855)	16.12	—	644
Forfeited	(79,268)	20.89	—	—
Outstanding at December 31, 2015	1,865,750	$22.21	7.9	$6,401
Fully vested and expected to vest	1,847,443	$22.17	7.8	$6,387
Exercisable at December 31, 2015	551,589	$18.56	6.5	$3,632
As of December 31, 2015, there was $7,111 of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over a weighted-average period of 3.30 years. At December 31, 2015, the Company applied an estimated forfeiture rate of 5% based on historical activity. The intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the market price of our common stock as of the reporting date.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

NOTE 15 — INCOME TAXES
The Company's pre-tax income is subject to federal income tax and state margin tax at a combined rate of 36% for 2015, 2014 and 2013. Income tax expense for 2015, 2014 and 2013, was as follows:

	2015	2014	2013
Current expense	$38,648	$19,073	$13,996
Deferred expense	(692)	(1,414)	2,293
Total income tax expense	$37,956	$17,659	$16,289

At December 31, 2015 and 2014, deferred tax assets and liabilities were due to the following:

	December 31,
	2015	2014
Deferred tax assets:
Allowance for loan losses	$16,483	$8,942
Other real estate owned	—	10
Depreciation	—	605
Deferred compensation arrangements	1,536	393
Self-funded health insurance	203	76
Restricted stock and stock options	2,275	1,548
NOL carryforward from acquisition	—	27
Intangible assets	—	395
Fair value mark on purchased loans	3,838	528
Accrued one-time merger expenses	—	1,386
Net unrealized loss on securities available for sale	72	—
Other	2,158	1,378
	26,565	15,288
Deferred tax liabilities:
Mortgage servicing assets	—	(69)
Depreciation	(1,011)	—
Net unrealized gain on securities available for sale	—	(503)
Partnerships — CRA-purposed private equity funds	(1,328)	(1,059)
Other	(3,186)	(631)
	(5,525)	(2,262)
Net deferred tax asset	$21,040	$13,026

The net deferred tax asset is recorded on the consolidated balance sheets under “other assets.” Management performed an analysis related to the Company's deferred tax asset for each of the years ended December 31, 2015 and 2014 and, based upon these analyses, no valuation allowance was deemed necessary as of December 31, 2015 or 2014.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

Effective tax rates differ from the federal statutory rate of 35% in 2015, 2014 and 2013, applied to income before income taxes due to the following:

	At and for the Year Ended December 31,
	2015	2014	2013
Federal statutory rate times financial statement income	$38,105	$17,128	$16,792
Effect of:
State taxes, net of federal benefit	37	66	80
Tax credit on CRA-purposed private equity fund	—	(58)	(125)
Bank-owned life insurance income	(419)	(220)	(227)
Municipal interest income	(1,025)	(772)	(738)
ESOP shares released	1,207	1,140	852
One-time merger expenses	—	381	—
Other	51	(6)	(345)
Total income tax expense	$37,956	$17,659	$16,289
Effective Tax Rate	34.86%	36.09%	33.95%
The Company files income tax returns in the U.S. federal jurisdiction and several U.S. state jurisdictions. The Company is generally no longer subject to U.S. federal income tax examinations for tax years prior to 2012.
NOTE 16 — RELATED PARTY TRANSACTIONS
Loans to executive officers, directors, and their affiliates during 2015 were as follows:

Balance
Beginning balance	$—
New loans	—
Effect of changes in composition of related parties [1]	14,542
Repayments	—
Ending balance	$14,542
1 Related parties added through the merger with LegacyTexas Group, Inc.
None of the above loans were considered non-performing or potential problem loans. These loans are made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectability. Deposits from executive officers, directors, and their affiliates at December 31, 2015 and 2014 were $44,907 and $2,054, respectively.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 17 — REGULATORY CAPITAL MATTERS
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
Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is adequately capitalized, regulatory approval is required to accept brokered deposits. If an institution is undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2015 and 2014, the most recent regulatory notification categorized the Bank and the Company as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. Management believes that, at December 31, 2015, the Bank and the Company met all capital adequacy requirements to which they were subject.

	Actual		Required for Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015
Total risk-based capital
the Company	$755,689	11.58%	$522,107	8.00%	$652,634	10.00%
the Bank	691,554	10.60	522,116	8.00	652,645	10.00
Tier 1 risk-based capital
the Company	635,162	9.73	391,580	6.00	522,107	8.00
the Bank	644,461	9.87	391,587	6.00	522,116	8.00
Common equity tier 1 risk-based capital
the Company	623,604	9.56	293,685	4.50	424,212	6.50
the Bank	644,461	9.87	293,690	4.50	424,219	6.50
Tier 1 leverage
the Company	635,162	9.46	268,430	4.00	335,537	5.00
the Bank	644,461	9.61	268,273	4.00	335,341	5.00
As of December 31, 2014
Total risk-based capital
the Company	$562,448	15.87%	$283,618	8.00%	$354,522	10.00%
the Bank	495,171	13.98	283,314	8.00	354,142	10.00
Tier 1 risk-based capital
the Company	536,899	15.14	141,809	4.00	212,713	6.00
the Bank	469,622	13.26	141,657	4.00	212,485	6.00
Tier 1 leverage
the Company	536,899	13.86	154,900	4.00	193,625	5.00
the Bank	469,622	12.13	154,910	4.00	193,638	5.00
Prior to January 1, 2015, the Bank operated under a national bank charter, with oversight by the OCC. Effective January 1, 2015, regulators of the Bank are the TDOB and the FRB. The ability of a subsidiary bank to pay dividends depends on its earnings and capital levels and may be limited by their regulator's directives or orders. A bank generally must obtain regulatory

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

approval of a dividend if the total dividends declared during the current year, including the proposed dividend, exceed net income for the current year and retained net income for the prior two years.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 18 - COMMITMENTS AND CONTINGENT LIABILITIES
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
The contractual amounts of financial instruments with off‑balance sheet risk at December 31, 2015 and 2014, are summarized below.

	December 31,
	2015	2014
Unused commitments to extend credit	$1,211,964	$520,659
Unused capacity on Warehouse Purchase Program loans	476,281	414,584
Standby letters of credit	18,644	7,391
Total unused commitments/capacity	$1,706,889	$942,634
In addition to the commitments above, the Company guarantees the credit card debt of certain customers to the merchant bank that issues the credit cards. These guarantees are in place for as long as the guaranteed credit card is open. At December 31, 2015 and 2014, these credit card guarantees totaled $1,028 and $688, respectively. This amount represents the maximum potential amount of future payments under the guarantee, which the Company is responsible for in the event of customer non-payment.
In addition to the commitments above, the Company offered overdraft protection for customer accounts in the amounts of $87,077 and $73,044 at December 31, 2015 and 2014, respectively.
In regards to unused capacity on Warehouse Purchase Program loans, the Company has established maximum purchase facility amounts, but reserves the right, at any time, to refuse to buy any mortgage loans offered for sale by each customer, for any reason in the Company's sole and absolute discretion.
The Company, at December 31, 2015, had FHLB letters of credit of $554,560 pledged to secure public deposits, repurchase agreements, and for other purposes required or permitted by law.
At December 31, 2015, the Company had $2,850 of unfunded commitments recorded in other liabilities in its consolidated balance sheet related to investments in community development-oriented private equity funds used for Community Reinvestment Act purposes. The total investment in these equity funds was $9,418, with an average ownership of 5.4%.
Liability for Mortgage Loan Repurchase Losses
The Company sells whole residential real estate loans to private investors, such as other banks and mortgage companies. The agreements under which the Company sells mortgage loans contains provisions that include various representations and warranties regarding the origination and characteristics of the mortgage loans. Although the specific representations and

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

warranties vary among investor agreements, they typically covered ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan, absence of delinquent taxes or liens against the property securing the loan, compliance with applicable origination laws, and other matters. The Company may be required to repurchase mortgage loans, indemnify the investor or insurer, or reimburse the investor or insurer for credit losses incurred on loans in the event of a breach of such contractual representations or warranties that is not remedied within the time period specified in the applicable agreement after we receive notice of the breach. Typically, it is a condition to repurchase or indemnify a loan that the breach must have had a material and adverse effect on the value of the mortgage loan or to the interests of the security holders in the mortgage loan. Upon receipt of a repurchase or indemnification request, the Company works with investors to arrive at a mutually agreeable resolution. The Company manages the risk associated with potential repurchases or other forms of settlement through underwriting and quality assurance practices.
The Company has established a mortgage repurchase liability that reflects management's estimate of losses for loans for which the Company could have repurchase obligations based on historical investor repurchase and indemnification demands and historical loss ratios. Although investors may demand repurchase at any time, the Company's historical demands have occurred within 1 year of the investor purchase.
The liability, included in “Other Liabilities” in the consolidated balance sheet, was $147 at December 31, 2015. Additions to the liability reduced net gains on mortgage loan origination/sales. The mortgage loan repurchase liability represents the Company's best estimate of the loss that may be incurred for various representations and warranties in the contractual provisions of sales of mortgage loans. Because the level of mortgage loan repurchase losses are dependent on economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of the mortgage loan repurchase liability is difficult to estimate and requires considerable management judgment. As a result, there is no assurance that we will not incur losses in excess of the amount of the mortgage loan repurchase liability recorded.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data)

NOTE 19 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
Condensed financial information of the Company is as follows:

CONDENSED BALANCE SHEETS
December 31,

	2015	2014
ASSETS
Cash on deposit at subsidiary	$42,980	$46,828
Investment in banking subsidiary	824,933	500,946
Receivable from banking subsidiary	7,456	5,047
ESOP note receivable and other assets	14,498	19,900
Total assets	$889,867	$572,721
LIABILITIES AND SHAREHOLDERS’ EQUITY
Borrowings	$84,992	$—
Other liabilities	799	4,498
Shareholders’ equity	804,076	568,223
Total liabilities and shareholders’ equity	$889,867	$572,721

CONDENSED STATEMENTS OF INCOME
December 31,

	2015	2014	2013
Cash dividends from subsidiary	$24,500	$19,187	$12,780
Excess of earnings over dividend from subsidiary	48,677	20,044	20,537
Interest income on ESOP loan	565	633	698
Interest income on subordinated debt	17	—	—
Other income	5	—	—
	73,764	39,864	34,015
Interest expense	1,046	—	—
Operating expenses	3,009	13,036	3,154
Earnings before income tax benefit	69,709	26,828	30,861
Income tax benefit	1,207	4,450	827
Net income	$70,916	$31,278	$31,688

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
December 31,

	2015	2014	2013
Cash flows from operating activities
Net income	$70,916	$31,278	$31,688
Adjustments to reconcile net income to net cash from operating activities:
Excess of earnings over dividend from subsidiary	(48,677)	(20,044)	(20,537)
Amortization	171	—	—
Activity in share based compensation plans	3,068	3,096	(110)
Net change in intercompany receivable	—	(31,395)	111
Net change in other assets	6,931	(1,820)	(594)
Net change in other liabilities	(14,544)	4,134	364
Net cash provided by (used in) operating activities	17,865	(14,751)	10,922
Cash flows from investing activities
Capital contribution (to) from subsidiary	(40,000)	31,395	—
Cash and cash equivalents acquired from LegacyTexas Group, Inc.	201	—	—
Payments received on ESOP notes receivable	1,495	1,427	1,362
Net cash provided by (used in) investing activities	(38,304)	32,822	1,362
Cash flows from financing activities
Proceeds from subordinated debt offering	73,407	—	—
Repayments of borrowings	(24,364)	—	—
Share repurchase	(7,989)	—	(1,554)
Net issuance of common stock under employee stock plans	1,284	1,085	1,350
Payment of dividends	(25,747)	(19,187)	(12,780)
Net cash provided by (used in) financing activities	16,591	(18,102)	(12,984)
Net change in cash and cash equivalents	(3,848)	(31)	(700)
Beginning cash and cash equivalents	46,828	46,859	47,559
Ending cash and cash equivalents	$42,980	$46,828	$46,859

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

NOTE 20 - QUARTERLY FINANCIAL DATA (Unaudited)

			Net Interest Income	Provision for Loan Losses	Securities Gains and (Losses)		Earnings per Share
	Interest Income	Interest Expense				Net Income	Basic	Diluted
2015
First quarter	$61,618	$5,292	$56,326	$3,000	$211	$16,324	0.35	0.35
Second quarter	64,967	5,146	59,821	3,750	—	20,251	0.44	0.44
Third quarter	66,525	5,337	61,188	7,515	(25)	17,895	0.39	0.38
Fourth quarter	69,582	5,840	63,742	11,200	17	16,446	0.36	0.35
2014
First quarter	$33,704	$4,119	$29,585	$376	$—	$7,682	0.20	0.20
Second quarter	37,109	4,187	32,922	1,197	—	8,818	0.23	0.23
Third quarter	38,855	4,185	34,670	2,511	—	9,312	0.24	0.24
Fourth quarter	39,979	4,149	35,830	2,637	—	5,466	0.14	0.14

NOTE 21 — ACQUISITION
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
The Company issued 7,850,070 shares of common stock and paid $115,150 in cash to LegacyTexas Group, Inc. shareholders in consideration for the Merger.
This business combination was accounted for under the acquisition method of accounting. Under this method of accounting, assets and liabilities acquired are recorded at their estimated fair values. The excess cost over fair value of net assets acquired is recorded as goodwill. As the consideration paid for LegacyTexas Group, Inc. exceeded the provisional value of the net assets acquired, goodwill of $151,126 was recorded related to the Merger. This goodwill resulted from the combination of expected operational synergies and increased market share in the Company's North Texas market area. Goodwill is not tax deductible. The transaction also resulted in a core deposit intangible of $880, which is being amortized on an accelerated basis over the estimated life of eight years.
In the second quarter of 2015, management became aware of a misappropriation of approximately $2,450 in vault cash from one of the former LegacyTexas Bank branches it acquired in the Merger.  Upon determining that the misappropriation occurred, management promptly notified law enforcement officials and is cooperating with and assisting them in their investigation of this matter.  Management also engaged a team of independent investigators, including third-party forensic accountants, to conduct an investigation of the matter. The team informed management of its belief that the misappropriation occurred in all material respects prior to completion of the Merger. Investigations and cooperation with law enforcement are ongoing. The Company maintains first party liability insurance policies in an amount in excess of the Company’s loss.   The claim, however, has not yet been resolved and there can be no assurance if or when there will be any recovery. Therefore, the Company reduced the cash acquired through the merger with LegacyTexas Group, Inc. by $2,450 and increased goodwill by $1,592, which is net of tax. Goodwill was also increased by $144 (net of tax) to adjust the value of a foreclosed property, which was partially offset by a $218 (net of tax) reduction to goodwill due to a $336 increase in the valuation of the core deposit intangible.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share and share data) (Continued)

Fair value: The following table presents the amounts recorded on the consolidated balance sheet on the acquisition date of January 1, 2015, showing the estimated fair value as reported at March 31, 2015 and the revised final fair value at December 31, 2015.

	Initial Estimate	Adjustments		Revised Fair Value
Assets
Cash and cash equivalents	$246,198	$(2,450)	[1]	$243,748
Securities	153,566	—		153,566
Loans held for sale	17,639	—		17,639
Loans held for investment	1,399,778	—		1,399,778
Premises and equipment, net	36,605	—		36,605
Goodwill	149,608	1,518	[1,2,3]	151,126
Core deposit intangible	544	336	[2]	880
Other assets	49,254	596	[3]	49,850
Total assets	$2,053,192	$—		$2,053,192
Liabilities
Deposits	$1,629,782	$(1,742)	[4]	$1,628,040
Borrowings	102,636	—		102,636
Other liabilities	18,400	1,742	[4]	20,142
Total liabilities	$1,750,818	$—		$1,750,818

Consideration
Market value of common stock issued	$187,224
Cash paid	115,150
Total fair value of consideration	$302,374
1 To reflect the $2,450 adjustment to cash acquired as discussed above.
2 Valuation assumptions for attrition, explicit interest rates and account service expense revised.
3 Adjustment to value of foreclosed property and associated tax impact of adjustments as discussed above.
4 Reclassification between deposits and other liabilities to conform certain general ledger accounts to current presentation
Merger-related expenses and pro forma information: For the years ended December 31, 2015, 2014 and 2013, the Company incurred $1,553, $10,291, and $663, respectively, of pre-tax merger and acquisition expenses related to the Merger. Merger and acquisition expenses are reflected on the Company's consolidated statements of income for the applicable periods in non-interest expense.
The following pro forma information presents the results of operations for the years ended December 31, 2014 and 2013, as if the Merger had occurred on January 1, 2013.

	December 31,
	2014	2013
Net interest income	$204,758	$181,710
Net income	48,402	50,844
Basic earnings per share	1.05	1.11
Diluted earnings per share	1.04	1.10
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
Acquired Loans and Purchased Credit Impaired Loans: Acquired loans were recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, projected default rates, loss given defaults and recovery rates. No allowance for credit losses was carried over from LegacyTexas Group, Inc.
The Company identified certain acquired loans which have experienced credit deterioration since origination (“purchased credit impaired loans” or “PCI” loans). PCI loan identification considers payment history and past due status, debt service coverage, loan grading, collateral values and other factors that may indicate deterioration of credit quality since origination. Accretion of purchase discounts on PCI loans are based on estimated future cash flows, regardless of contractual maturities. Accretion of purchase discounts on acquired non-impaired loans will be recognized on a level-yield basis based on contractual maturity of individual loans per ASC 310-20.
The following table discloses the fair value and contractual value of loans acquired from LegacyTexas Group, Inc. on January 1, 2015:

	PCI Loans	Acquired Non-Impaired Loans	Total Acquired Loans
Commercial real estate	$6,176	$536,314	$542,490
Commercial and industrial	2,245	365,736	367,981
Construction and land	430	195,156	195,586
Consumer real estate	178	292,843	293,021
Other consumer	312	18,027	18,339
Total fair value	$9,341	$1,408,076	$1,417,417
Contractual principal balance	$10,861	$1,426,271	$1,437,132
The following table presents additional information about PCI loans acquired from LegacyTexas Group, Inc. on January 1, 2015:

Contractually required principal and interest	$12,574
Non-accretable difference	1,326
Cash flows expected to be collected	11,248
Accretable difference	1,907
Fair value of PCI loans	$9,341
NOTE 22 — SUBSEQUENT EVENTS
The Company evaluated events from the date of the consolidated financial statements on December 31, 2015 through the issuance of those consolidated financial statements included in this Annual Report on Form 10-K dated February 26, 2016.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) as of December 31, 2015, was carried out under the supervision and with the participation of our Chief Executive Officer, Principal Financial Officer and several other members of our senior management. Our Chief Executive Officer and Principal Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the Company’s systems of internal control over financial reporting as of December 31, 2015. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management believes that, as of December 31, 2015, the Company maintained effective internal control over financial reporting based on those criteria. The Company’s independent registered public accounting firm that audited the financial statements included in this annual report on Form 10-K has issued an attestation report on the Company’s internal control over financial reporting. The attestation report of Ernst & Young LLP appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
LegacyTexas Financial Group, Inc.

We have audited LegacyTexas Financial Group, Inc.’s (the "Company's") internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). LegacyTexas Financial Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, LegacyTexas Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of LegacyTexas Financial Group, Inc. and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young

Dallas, Texas
February 26, 2016

(c)
Changes in Internal Control Over Financial Reporting: During the quarter ended December 31, 2015, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Directors and Executive Officers. The information concerning our directors required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on May 23, 2016, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year. Information required by this item regarding the audit committee of the Company’s Board of Directors, including information regarding the audit committee financial expert serving on the audit committee, is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on May 23, 2016, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year. Information about our executive officers is contained under the caption “Executive Officers” in Part I of this Form 10-K, and is incorporated herein by this reference.
Section 16(a) Beneficial Ownership Reporting Compliance. The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent shareholders required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on May 23, 2016, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.
Code of Ethics. We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and persons performing similar functions, and to all of our other employees and our directors. A copy of our code of ethics is available on our Internet website address, www.legacytexasfinancialgroup.com.
Nominating Committee Procedures. There have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors since last described to shareholders.

Item 11.	Executive Compensation
The information concerning compensation required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on May 23, 2016, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information concerning security ownership of certain beneficial owners and management and our equity incentive plan required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on May 23, 2016, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year. Information regarding our equity compensation plans is included in Item 5 of this Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on May 23, 2016, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services
The information concerning principal accountant fees and services is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held in May 23, 2016, a copy of which will be filed not later than 120 days after the end of our fiscal year.

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

2.2
Amendment No. One to the Agreement and Plan of Merger, dated as of February 19, 2014, by and between the Registrant and LegacyTexas Group, Inc. (incorporated herein by reference to Exhibit 2.3 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 26, 2014 (File No. 001-34737))

2.3
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

10.5
Form of Change In Control and Severance Benefits Agreement entered into between the Registrant and the following executive officers: Scott A. Almy, Charles D. Eikenberg, Thomas S. Swiley, and Mark L. Williamson (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on December 2, 2013 (File No. 001-34737)).

10.6
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

101
Financial statements from Annual Report on Form 10-K of the Registrant for the year ended December 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Audited Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

LEGACYTEXAS FINANCIAL GROUP, INC. (Registrant)
Date:	February 26, 2016	By:	/s/ Kevin J. Hanigan
Kevin J. Hanigan
President and Chief Executive Officer (Principal Executive Officer)
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Kevin J. Hanigan and J. Mays Davenport his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him/her and in his/her name, place and stead, in any and all capacities, to sign any amendment to LegacyTexas Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming said attorney-in-fact and agent or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Anthony J. LeVecchio	Date:	February 26, 2016
Anthony J. LeVecchio, Chairman of the Board and Director

/s/ Arcilia Acosta	Date:	February 26, 2016
Arcilia Acosta, Director

/s/ George A. Fisk	Date:	February 26, 2016
George A. Fisk, Director

/s/ Bruce W. Hunt	Date:	February 26, 2016
Bruce W. Hunt, Director

/s/ James Brian McCall	Date:	February 26, 2016
James Brian McCall, Director

/s/ Karen H. O'Shea	Date:	February 26, 2016
Karen H. O'Shea, Director

/s/ Greg Wilkinson	Date:	February 26, 2016
Greg Wilkinson, Director

/s/ J. Mays Davenport	Date:	February 26, 2016
J. Mays Davenport, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibits:

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Principal Financial Officer

32	Section 1350 Certifications

101
Financial statements from Annual Report on Form 10-K of the Registrant for the year ended December 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Audited Financial Statements.