Form 10-Q
period 2016-03-31
LegacyTexas Financial Group, Inc.
filed 2016-04-25
CIK 1487052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class: Common Stock	Shares Outstanding as of April 22, 2016:
47,645,826

LEGACYTEXAS FINANCIAL GROUP, INC.
FORM 10-Q
March 31, 2016

PART 1 - FINANCIAL INFORMATION        Item 1. Financial Statements
LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	March 31,	December 31,
	2016	2015
ASSETS	(unaudited)
Cash and due from financial institutions	$55,348	$53,847
Short-term interest-bearing deposits in other financial institutions	261,423	561,792
Total cash and cash equivalents	316,771	615,639
Securities available for sale, at fair value	320,866	311,708
Securities held to maturity (fair value: March 31, 2016 — $237,389, December 31, 2015— $247,202)	228,576	240,433
Loans held for sale, at fair value	17,615	22,535
Loans held for investment:
Loans held for investment (net of allowance for loan losses of $55,484 at March 31, 2016 and $47,093 at December 31, 2015)	5,214,311	5,017,554
Loans held for investment - Warehouse Purchase Program	1,028,561	1,043,719
Total loans held for investment	6,242,872	6,061,273
FHLB stock and other restricted securities, at cost	54,648	63,075
Bank-owned life insurance	55,535	55,231
Premises and equipment, net	71,271	77,637
Goodwill	180,776	180,776
Other assets	73,196	63,633
Total assets	$7,562,126	$7,691,940
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand	$1,174,816	$1,170,272
Interest-bearing demand	782,161	819,350
Savings and money market	2,225,611	2,209,698
Time	1,120,261	1,027,391
Total deposits	5,302,849	5,226,711
FHLB advances	1,201,632	1,439,904
Repurchase agreements	69,079	83,269
Subordinated debt	85,104	84,992
Other liabilities	80,410	52,988
Total liabilities	6,739,074	6,887,864
Commitments and contingent liabilities
Shareholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized; 0 shares issued — March 31, 2016 and December 31, 2015	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; 47,645,826 shares issued — March 31, 2016 and December 31, 2015	476	476
Additional paid-in capital	578,050	576,753
Retained earnings	255,908	240,496
Accumulated other comprehensive income (loss), net	1,841	(133)
Unearned Employee Stock Ownership Plan (ESOP) shares; 1,329,733 shares at March 31, 2016 and 1,365,457 shares at December 31, 2015	(13,223)	(13,516)
Total shareholders’ equity	823,052	804,076
Total liabilities and shareholders’ equity	$7,562,126	$7,691,940

See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Interest and dividend income
Loans, including fees	$68,806	$58,035
Taxable securities	2,312	2,499
Nontaxable securities	774	718
Interest-bearing deposits in other financial institutions	330	158
FHLB and Federal Reserve Bank stock and other	386	208
	72,608	61,618
Interest expense
Deposits	4,122	3,127
FHLB advances	1,673	1,706
Repurchase agreements and other borrowings	1,462	459
	7,257	5,292
Net interest income	65,351	56,326
Provision for loan losses	8,800	3,000
Net interest income after provision for loan losses	56,551	53,326
Non-interest income
Service charges and other fees	8,181	6,759
Net gain on sale of mortgage loans	1,580	2,072
Bank-owned life insurance income	426	419
Gain on sale of available-for-sale securities (reclassified from accumulated other comprehensive income for unrealized gains on available-for-sale securities)	—	211
Gain on sale and disposition of assets	4,072	28
Other	396	(82)
	14,655	9,407
Non-interest expense
Salaries and employee benefits	22,337	22,971
Merger and acquisition costs	—	1,545
Advertising	1,036	940
Occupancy and equipment	3,691	3,808
Outside professional services	816	750
Regulatory assessments	1,133	822
Data processing	3,290	2,795
Office operations	2,468	2,393
Other	2,771	1,753
	37,542	37,777
Income before income tax expense	33,664	24,956
Income tax expense (items reclassified from accumulated other comprehensive income include an income tax expense of $74 for the three months ended March 31, 2015)	11,582	8,632
Net income	$22,082	$16,324
Earnings per share:
Basic	$0.48	$0.35
Diluted	$0.48	$0.35
Dividends declared per share	$0.14	$0.13

See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2016	2015
Net income	$22,082	$16,324
Change in unrealized gains (losses) on securities available for sale	3,039	891
Reclassification of amount realized through sale of securities	—	(211)
Tax effect	(1,065)	(238)
Other comprehensive income, net of tax	1,974	442
Comprehensive income	$24,056	$16,766
See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)
(Dollars in thousands, except share and per share data)

For the three months ended March 31, 2015	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at January 1, 2015	$400	$386,549	$195,327	$930	$(14,983)	$568,223
Net income	—	—	16,324	—	—	16,324
Other comprehensive income, net of tax	—	—	—	442	—	442
Dividends declared ($0.13 per share)	—	—	(6,220)	—	—	(6,220)
ESOP shares earned, 46,049 shares	—	666	—	—	367	1,033
Share-based compensation expense	—	1,719	—	—	—	1,719
Activity in employee stock plans, 95,750 shares	1	302	—	—	—	303
Share repurchase, 357,950 shares	(4)	(7,985)	—	—	—	(7,989)
Acquisition of LegacyTexas Group, Inc., 7,850,070 shares	79	187,145	—	—	—	187,224
Balance at March 31, 2015	$476	$568,396	$205,431	$1,372	$(14,616)	$761,059

For the three months ended March 31, 2016
Balance at January 1, 2016	$476	$576,753	$240,496	$(133)	$(13,516)	$804,076
Net income	—	—	22,082	—	—	22,082
Other comprehensive income, net of tax	—	—	—	1,974	—	1,974
Dividends declared ($0.14 per share)	—	—	(6,670)	—	—	(6,670)
ESOP shares earned, 35,724 shares	—	404	—	—	293	697
Share-based compensation expense	—	997	—	—	—	997
Activity in employee stock plans, 0 shares	—	(104)	—	—	—	(104)
Balance at March 31, 2016	$476	$578,050	$255,908	$1,841	$(13,223)	$823,052

See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net income	$22,082	$16,324
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,800	3,000
Depreciation and amortization	1,761	1,786
Deferred tax expense	(3,622)	2,650
Premium amortization and accretion of securities, net	1,030	939
Accretion related to acquired loans	(1,246)	(3,416)
Gain on sale of available for sale securities	—	(211)
ESOP compensation expense	697	1,033
Share-based compensation expense	997	1,719
Net gain on loans held for sale	(1,580)	(2,072)
Loans originated or purchased for sale	(43,061)	(53,512)
Proceeds from sale of loans held for sale	49,561	49,240
FHLB stock dividends	(134)	(30)
Bank-owned life insurance income	(426)	(419)
(Gain) loss on sale and disposition of repossessed assets, premises and equipment	(3,940)	229
Net change in deferred loan fees/costs	(2,343)	362
Net change in accrued interest receivable	(321)	(1,182)
Net change in other assets	952	(1,286)
Net change in other liabilities	26,468	(3,659)
Net cash provided by operating activities	55,675	11,495
Cash flows from investing activities
Available-for-sale securities:
Maturities, prepayments and calls	14,266	14,867
Purchases	(21,123)	(2,182)
Proceeds from sale of AFS securities	—	16,581
Held-to-maturity securities:
Maturities, prepayments and calls	11,565	13,586
Originations of Warehouse Purchase Program loans	(3,746,783)	(3,708,951)
Proceeds from pay-offs of Warehouse Purchase Program loans	3,761,941	3,456,481
Net change in loans held for investment, excluding Warehouse Purchase Program loans	(212,558)	(160,698)
Redemption (purchase) of FHLB and Federal Reserve Bank stock and other	8,561	(17,667)
Cash received in excess of cash paid for acquisition of LegacyTexas Group, Inc.	—	131,048
Purchases of premises and equipment	(780)	(3,322)
Proceeds from sale of assets	13,466	6,284
Net cash (used in) investing activities	(171,445)	(253,973)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from financing activities
Net change in deposits	76,138	110,585
Proceeds from FHLB advances	515,000	1,025,000
Repayments on FHLB advances	(753,272)	(716,284)
Share repurchase	—	(7,989)
Repayments of borrowings	(14,190)	(11,024)
Payment of dividends	(6,670)	(6,220)
Activity in employee stock plans	(104)	303
Net cash provided by (used in) financing activities	(183,098)	394,371
Net change in cash and cash equivalents	(298,868)	151,893
Beginning cash and cash equivalents	615,639	132,021
Ending cash and cash equivalents	$316,771	$283,914
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$10,590	$589
Common stock issued in consideration of LegacyTexas Group, Inc. acquisition	—	187,224
See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION
The accompanying consolidated financial statements of LegacyTexas Financial Group, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles ("US GAAP") and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal and recurring adjustments which are considered necessary to fairly present the results for the interim periods presented have been included. Certain items in prior periods were reclassified to conform to the current presentation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”). Interim results are not necessarily indicative of results for a full year.
In preparing the financial statements, management is required to make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Company in preparation of its consolidated financial statements, refer to the 2015 Form 10-K.
The accompanying Unaudited Consolidated Interim Financial Statements include the accounts of the Company, whose business primarily consists of the operations of its wholly owned subsidiary, LegacyTexas Bank (the “Bank”). All significant intercompany transactions and balances are eliminated in consolidation.

NOTE 2 - SHARE TRANSACTIONS
On March 1, 2016, the Company announced the resumption of its existing stock repurchase program. The open-ended stock repurchase program, which commenced in August 2012, allows for the repurchase of up to 1,978,871 shares in the open market and in negotiated transactions, depending on market conditions. At March 31, 2016, 441,750 shares have been repurchased under this stock repurchase program, leaving 1,537,121 shares available for future repurchases under the program. Subsequently, the Company entered into a new trading plan with Sandler O’Neill & Partners, LP in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to facilitate repurchases of its common stock pursuant to the above mentioned stock repurchase program. No shares of Company stock were repurchased under this program during the three months ended March 31, 2016.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 3 - EARNINGS PER COMMON SHARE
Basic earnings per common share is computed by dividing net income (which has been adjusted for distributed and undistributed earnings to participating securities) by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unvested restricted stock awards. Unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in ASC 260-10-45-60B. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock awards and options) were exercised or converted to common stock, or resulted in the issuance of common stock that then shared in the Company’s earnings. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unexercised stock options and unvested restricted stock awards. The dilutive effect of the unexercised stock options and unvested restricted stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. A reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended March 31,
	2016	2015
Basic earnings per share:
Numerator:
Net income	$22,082	$16,324
Distributed and undistributed earnings to participating securities	(128)	(138)
Income available to common shareholders	$21,954	$16,186
Denominator:
Weighted average common shares outstanding	47,645,826	47,750,701
Less: Average unallocated ESOP shares	(1,353,156)	(1,533,790)
Average unvested restricted stock awards	(268,420)	(392,099)
Average shares for basic earnings per share	46,024,250	45,824,812
Basic earnings per common share	$0.48	$0.35
Diluted earnings per share:
Numerator:
Income available to common shareholders	$21,954	$16,186
Denominator:
Average shares for basic earnings per share	46,024,250	45,824,812
Dilutive effect of share-based compensation plan	128,051	178,009
Average shares for diluted earnings per share	46,152,301	46,002,821
Diluted earnings per common share	$0.48	$0.35
Share awards excluded in the computation of diluted earnings per share because the exercise price was greater than the common stock average market price and were therefore antidilutive	1,696,399	1,077,780

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 4 - SECURITIES
The amortized cost, related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss), and the fair value of securities available for sale were as follows:

March 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency residential mortgage-backed securities [1]	$229,417	$1,707	$204	$230,920
Agency commercial mortgage-backed securities [1]	9,467	154	—	9,621
Agency residential collateralized mortgage obligations [1]	25,283	252	66	25,469
US government and agency securities	14,752	201	—	14,953
Municipal bonds	39,113	905	115	39,903
Total securities	$318,032	$3,219	$385	$320,866
December 31, 2015
Agency residential mortgage-backed securities [1]	$224,582	$841	$1,575	$223,848
Agency commercial mortgage-backed securities [1]	9,483	—	66	9,417
Agency residential collateralized mortgage obligations [1]	22,430	26	142	22,314
US government and agency securities	14,906	148	—	15,054
Municipal bonds	40,512	637	74	41,075
Total securities	$311,913	$1,652	$1,857	$311,708
1 Mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
The carrying amount, unrealized gains and losses, and fair value of securities held to maturity were as follows:

March 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency residential mortgage-backed securities [1]	$82,883	$2,344	$4	$85,223
Agency commercial mortgage-backed securities [1]	24,730	1,531	—	26,261
Agency residential collateralized mortgage obligations [1]	54,425	1,317	40	55,702
Municipal bonds	66,538	3,679	14	70,203
Total securities	$228,576	$8,871	$58	$237,389
December 31, 2015
Agency residential mortgage-backed securities [1]	$87,935	$1,837	$284	$89,488
Agency commercial mortgage-backed securities [1]	24,848	913	64	25,697
Agency residential collateralized mortgage obligations [1]	59,174	1,087	55	60,206
Municipal bonds	68,476	3,447	112	71,811
Total securities	$240,433	$7,284	$515	$247,202
1 Mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The carrying amount and fair value of held to maturity debt securities and the fair value of available for sale debt securities at March 31, 2016 by contractual maturity are set forth in the table below. Securities with contractual payments not due at a single maturity date, including mortgage-backed securities and collateralized mortgage obligations, are shown separately.

	Held to maturity		Available for sale
	Carrying Amount	Fair Value	Fair Value
Due in one year or less	$1,708	$1,742	$14,309
Due after one to five years	7,617	7,990	14,125
Due after five to ten years	47,009	50,092	16,776
Due after ten years	10,204	10,379	9,646
Agency residential mortgage-backed securities	82,883	85,223	230,920
Agency commercial mortgage-backed securities	24,730	26,261	9,621
Agency residential collateralized mortgage obligations	54,425	55,702	25,469
Total	$228,576	$237,389	$320,866

Securities with a carrying value of $284,403 and $280,629 at March 31, 2016 and December 31, 2015, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.
Sales activity of securities for the three months ended March 31, 2016 and 2015 was as follows. All securities sold were classified as available for sale.

	Three Months Ended March 31,
	2016	2015
Proceeds	$—	$16,581
Gross gains	—	211
Gross losses	—	—
Gains and losses on the sale of securities classified as available for sale are recorded on the trade date using the specific-identification method.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Securities with unrealized losses at March 31, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

AFS	Less than 12 Months		12 Months or More		Total
March 31, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency residential mortgage-backed securities [1]	$26,402	$101	$19,389	$103	$45,791	$204
Agency residential collateralized mortgage obligations [1]	2,047	11	5,446	55	7,493	66
Municipal bonds	2,697	62	2,970	53	5,667	115
Total temporarily impaired	$31,146	$174	$27,805	$211	$58,951	$385
December 31, 2015
Agency residential mortgage-backed securities [1]	$158,172	$1,353	$10,474	$222	$168,646	$1,575
Agency commercial mortgage-backed securities 1	9,417	66	—	—	9,417	66
Agency residential collateralized mortgage obligations [1]	13,517	81	6,992	61	20,509	142
Municipal bonds	7,249	74	—	—	7,249	74
Total temporarily impaired	$188,355	$1,574	$17,466	$283	$205,821	$1,857

HTM	Less than 12 Months		12 Months or More		Total
March 31, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency residential mortgage-backed securities [1]	$1,257	$4	$—	$—	$1,257	$4
Agency residential collateralized mortgage obligations [1]	472	3	2,415	37	2,887	40
Municipal bonds	558	4	808	10	1,366	14
Total temporarily impaired	$2,287	$11	$3,223	$47	$5,510	$58
December 31, 2015
Agency residential mortgage-backed securities [1]	$41,935	$284	$—	$—	$41,935	$284
Agency commercial mortgage-backed securities [1]	3,805	64	—	—	3,805	64
Agency residential collateralized mortgage obligations [1]	3,714	6	3,060	49	6,774	55
Municipal bonds	1,638	10	6,369	102	8,007	112
Total temporarily impaired	$51,092	$364	$9,429	$151	$60,521	$515
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
As of March 31, 2016, 46 securities had unrealized losses, 23 of which had been in an unrealized loss position for over 12 months at March 31, 2016. The Company does not believe these unrealized losses are other-than-temporary and, at March 31, 2016, had the intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. All principal and interest payments are being received on time and in full.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 5 - LOANS
Loans consist of the following:

	March 31, 2016	December 31, 2015

Loans held for sale	$17,615	$22,535

Loans held for investment:
Commercial real estate	$2,324,338	$2,177,543
Commercial and industrial	1,640,042	1,612,669
Construction and land	267,543	269,708
Consumer real estate	972,115	936,757
Other consumer	65,274	69,830
Gross loans held for investment, excluding Warehouse Purchase Program	5,269,312	5,066,507
Net of:
Deferred costs (fees) and discounts, net	483	(1,860)
Allowance for loan losses	(55,484)	(47,093)
Net loans held for investment, excluding Warehouse Purchase Program	5,214,311	5,017,554
Warehouse Purchase Program	1,028,561	1,043,719
Total loans held for investment	$6,242,872	$6,061,273

Activity in the allowance for loan losses for the three months ended March 31, 2016 and 2015, segregated by portfolio segment and evaluation for impairment, is set forth below. All Warehouse Purchase Program loans are collectively evaluated for impairment and are purchased under several contractual requirements, providing safeguards to the Company. These safeguards include the requirement that our mortgage company customers have a takeout commitment for each loan and multiple investors for purchases. To date, the Company has not experienced a loss on these loans and no allowance for loan losses has been allocated to them. At March 31, 2016 and 2015, the allowance for loan impairment related to purchased credit impaired ("PCI") loans totaled $178 and $155, respectively.

For the three months ended March 31, 2016	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance - January 1, 2016	$14,123	$24,975	$3,013	$3,992	$990	$47,093
Charge-offs	—	(383)	—	—	(198)	(581)
Recoveries	6	36	—	43	87	172
Provision expense	1,145	6,803	417	217	218	8,800
Ending balance - March 31, 2016	$15,274	$31,431	$3,430	$4,252	$1,097	$55,484
Allowance ending balance:
Individually evaluated for impairment	$402	$4,680	$—	$130	$55	$5,267
Collectively evaluated for impairment	14,872	26,751	3,430	4,122	1,042	50,217
Loans:
Individually evaluated for impairment	1,467	30,120	31	7,061	104	38,783
Collectively evaluated for impairment	2,315,238	1,609,736	267,512	964,199	64,894	5,221,579
PCI loans	7,633	186	—	855	276	8,950
Ending balance	$2,324,338	$1,640,042	$267,543	$972,115	$65,274	$5,269,312

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

For the three months ended March 31, 2015	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance - January 1, 2015	$11,830	$9,068	$174	$4,069	$408	$25,549
Charge-offs	(4)	(64)	—	(188)	(248)	(504)
Recoveries	21	59	—	46	105	231
Provision expense	763	1,678	289	56	214	3,000
Ending balance - March 31, 2015	$12,610	$10,741	$463	$3,983	$479	$28,276
Allowance ending balance:
Individually evaluated for impairment	$848	$1,927	$—	$44	$4	$2,823
Collectively evaluated for impairment	11,762	8,814	463	3,939	475	25,453
Loans:
Individually evaluated for impairment	7,483	5,838	140	4,873	239	18,573
Collectively evaluated for impairment	1,871,786	1,204,255	215,181	787,286	84,478	4,162,986
PCI loans	11,249	2,235	431	836	400	15,151
Ending balance	$1,890,518	$1,212,328	$215,752	$792,995	$85,117	$4,196,710
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
Impaired loans at March 31, 2016 and December 31, 2015, were as follows 1:

March 31, 2016	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial real estate	$1,579	$513	$954	$1,467	$321
Commercial and industrial	31,845	8,851	21,269	30,120	4,680
Construction and land	37	31	—	31	—
Consumer real estate	7,708	4,962	2,099	7,061	53
Other consumer	181	43	61	104	35
Total	$41,350	$14,400	$24,383	$38,783	$5,089
December 31, 2015
Commercial real estate	$11,682	$10,618	$962	$11,580	$303
Commercial and industrial	18,649	13,894	3,012	16,906	1,467
Construction and land	38	33	—	33	—
Consumer real estate	5,327	4,754	13	4,767	13
Other consumer	199	49	71	120	45
Total	$35,895	$29,348	$4,058	$33,406	$1,828
1 No Warehouse Purchase Program loans were impaired at March 31, 2016 or December 31, 2015. Loans reported do not include PCI loans.
Income on impaired loans at March 31, 2016 and 2015, was as follows1:

	March 31, 2016		March 31, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate	$9,204	$2	$7,425	$10
Commercial and industrial	21,063	1	5,906	3
Construction and land	32	—	112	—
Consumer real estate	5,935	4	5,424	2
Other consumer	112	1	272	1
Total	$36,346	$8	$19,139	$16
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

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Loans past due over 90 days that were still accruing interest totaled $116 at March 31, 2016 and $111 at December 31, 2015, which consisted entirely of PCI loans. At March 31, 2016, no PCI loans were considered non-performing loans. No Warehouse Purchase Program loans were non-performing at March 31, 2016 or December 31, 2015. Non-performing (nonaccrual) loans were as follows:

	March 31, 2016	December 31, 2015
Commercial real estate	$1,307	$11,418
Commercial and industrial	30,105	16,877
Construction and land	31	33
Consumer real estate	11,948	9,781
Other consumer	105	107
Total	$43,496	$38,216
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
The outstanding balances of TDRs are shown below:

	March 31, 2016	December 31, 2015
Nonaccrual TDRs(1)	$13,551	$6,207
Performing TDRs (2)	581	605
Total	$14,132	$6,812
Specific reserves on TDRs	$475	$487
Outstanding commitments to lend additional funds to borrowers with TDR loans	—	—
1 Nonaccrual TDR loans are included in the nonaccrual loan totals.
2 Performing TDR loans are loans that have been performing under the restructured terms for at least six months and the Company is accruing interest on these loans.
The following tables provide the recorded balances of loans modified as a TDR during the three months ended March 31, 2016 and 2015.

Three Months Ended March 31, 2016	Principal Deferrals (1)	Combination of Rate Reduction and Principal Deferral	Other		Total
Commercial and industrial	$9	$—	$7,225	(2)	$7,234
Consumer real estate	67	83	—		150
Other consumer	—	—	3		3
Total	$76	$83	$7,228		$7,387
Three Months Ended March 31, 2015
Commercial and industrial	$—	$—	$80		$80
Consumer real estate	—	62	—		62
Total	$—	$62	$80		$142
1 Principal deferrals include Chapter 7 bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt. Such loans are placed on non-accrual status.
2 Includes a $6.3 million reserve-based energy relationship; the primary modification to this relationship was suspension of required borrowing base payments.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Loans modified as a TDR during the three months ended March 31, 2016 or 2015 which experienced a subsequent payment default during the periods are shown below. A payment default is defined as a loan that was 90 days or more past due.

	Three Months Ended March 31,
	2016	2015
Consumer real estate	$36	$—
Loans acquired with evidence of credit quality deterioration at acquisition, for which it was probable that the Company would not be able to collect all contractual amounts due, were accounted for as PCI loans. The carrying amount of PCI loans included in the consolidated balance sheets and the related outstanding balances at March 31, 2016 and December 31, 2015 are set forth in the table below. The outstanding balance represents the total amount owed, including accrued but unpaid interest, and any amounts previously charged off.

	March 31, 2016	December 31, 2015
Carrying amount [1]	$8,772	$11,804
Outstanding balance	9,823	13,053
1 The carrying amounts are reported net of allowance for loan losses of $178 and $150 as of March 31, 2016 and December 31, 2015.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Changes in the accretable yield for PCI loans for the three months ended March 31, 2016, and 2015 are as follows:

	Three Months Ended March 31,
	2016	2015
Beginning balance	$3,356	$2,100
Additions	—	1,907
Reclassifications from nonaccretable	237	106
Disposals	(268)	(4)
Accretion	(269)	(373)
Balance at end of period	$3,056	$3,736
Below is an analysis of the age of recorded investment in loans that were past due at March 31, 2016 and December 31, 2015. No Warehouse Purchase Program loans were delinquent at March 31, 2016 or December 31, 2015 and therefore are not included in the following table.

March 31, 2016	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Loans Past Due	Current Loans [1]	Total Loans
Commercial real estate	$534	$—	$160	$694	$2,323,644	$2,324,338
Commercial and industrial	3,961	661	12,000	16,622	1,623,420	1,640,042
Construction and land	2,566	—	31	2,597	264,946	267,543
Consumer real estate	14,174	465	2,319	16,958	955,157	972,115
Other consumer	382	19	—	401	64,873	65,274
Total	$21,617	$1,145	$14,510	$37,272	$5,232,040	$5,269,312
December 31, 2015
Commercial real estate	$16	$176	$10,269	$10,461	$2,167,082	$2,177,543
Commercial and industrial	884	670	12,255	13,809	1,598,860	1,612,669
Construction and land	623	—	—	623	269,085	269,708
Consumer real estate	10,880	2,463	3,458	16,801	919,956	936,757
Other consumer	463	37	—	500	69,330	69,830
Total	$12,866	$3,346	$25,982	$42,194	$5,024,313	$5,066,507
1 Includes acquired PCI loans with a total carrying value of $8,071 and $11,328 at March 31, 2016 and December 31, 2015, respectively.
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

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The recorded investment in loans by credit quality indicators at March 31, 2016 and December 31, 2015, was as follows.
Real Estate and Commercial and Industrial Credit Exposure
Credit Risk Profile by Internally Assigned Grade

March 31, 2016	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate
Grade: [1]
Pass	$2,292,798	$1,409,718	$267,421	$954,025
Special Mention	16,353	148,717	—	3,014
Substandard	14,233	81,549	91	11,583
Doubtful	954	58	31	3,493
Total	$2,324,338	$1,640,042	$267,543	$972,115
December 31, 2015
Grade: [1]
Pass	$2,135,539	$1,460,725	$269,582	$920,519
Special Mention	13,633	92,048	—	3,327
Substandard	27,572	59,835	93	9,606
Doubtful	799	61	33	3,305
Total	$2,177,543	$1,612,669	$269,708	$936,757
1 PCI loans are included in the substandard or doubtful categories. These categories are consistent with the "substandard" and "doubtful" categories as defined by regulatory authorities.
Warehouse Purchase Program Credit Exposure
All Warehouse Purchase Program loans were graded pass as of March 31, 2016 and December 31, 2015.
Consumer Other Credit Exposure
Credit Risk Profile Based on Payment Activity

	March 31, 2016	December 31, 2015
Performing	$65,169	$69,723
Non-performing	105	107
Total	$65,274	$69,830

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
The Company elects the fair value option for residential mortgage loans held for sale in accordance with ASC 825, "Financial Instruments". This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC 815, “Derivatives and Hedging.” Mortgage loans held for sale, which are sold on a servicing released basis, are valued on a recurring basis using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted to credit risk and other individual loan characteristics. As these prices are derived from market observable inputs, the Company classifies these valuations as Level 2 in the fair value disclosures. At March 31, 2016, loans held for sale had an aggregate fair value of $17,615 and an aggregate outstanding principal balance of $17,066 and were recorded in mortgage loans held for sale in the consolidated balance sheet. There were no mortgage loans held for sale that were 90 days or greater past due or on non-accrual at March 31, 2016. Interest income on mortgage loans held for sale is recognized based on the contractual rates and reflected in interest income on loans held for sale in the consolidated income statement.

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
The Company enters into a variety of derivative instruments as part of its hedging strategy and measures these instruments at fair value on a recurring basis in the balance sheet. The majority of these derivatives are forward mortgage-backed securities and are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, the Company utilized the exchange price or dealer market price for the particular derivative contract; therefore these contracts are classified as Level 2. In addition, the Company enters into interest rate lock commitments ("IRLCs") with prospective borrowers. These commitments are carried at fair value based on the fair value of the underlying mortgage loans which are based on observable market data. The Company adjusts the outstanding IRLCs with prospective borrowers based on an expectation that it will be exercised and the loan will be funded. IRLCs are recorded in other assets or other liabilities in the consolidated balance sheet. These commitments are classified as Level 2 in the fair value disclosures, as the valuations are based on market observable inputs. Net gains of $210 resulting from changes in the fair value of these IRLCs and net losses of $345 on forward mortgage-backed securities trades were recorded in net gain on sale of mortgage loans during the three months ended March 31, 2016. These gains and losses were not attributable to instrument-specific credit risk. Please see Note 7 - Derivative Financial Instruments for more information.

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
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
	March 31, 2016	December 31, 2015
Assets:
Agency residential mortgage-backed securities	$230,920	$223,848
Agency commercial mortgage-backed securities	9,621	9,417
Agency residential collateralized mortgage obligations	25,469	22,314
US government and agency securities	14,953	15,054
Municipal bonds	39,903	41,075
Total securities available for sale	$320,866	$311,708

Loans held for sale	$17,615	$22,535
Derivative financial instruments:
Interest rate lock commitments	631	421
Forward mortgage-backed securities trades	—	15
Loan customer counterparty	731	260
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	—	—
Forward mortgage-backed securities trades	98	29
Financial institution counterparty	731	260
Assets and Liabilities Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below. There were no liabilities measured at fair value on a non-recurring basis at March 31, 2016 or December 31, 2015.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	March 31, 2016	December 31, 2015
Assets:
Impaired loans	$19,294	$2,230
Foreclosed assets- commercial real estate	11,889	4,784
Foreclosed assets- construction and land	1,447	1,802
Foreclosed assets- residential real estate	34	106
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

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Foreclosed assets are measured at the lower of book or fair value less costs to sell using third party appraisals, listing agreements or sale contracts, which may be adjusted by additional Level 3 inputs, such as discounts of market value, estimated marketing costs and estimated legal expenses. Management may also consider additional adjustments on specific properties due to the age of the appraisal, expected holding period, lack of comparable sales, or if the other real estate owned is a special use property. At March 31, 2016, the Company had $374 in residential mortgage loans in the process of foreclosure.
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
The carrying amount and fair value information of financial instruments not recorded at fair value in their entirety on a recurring basis on the Company's consolidated balance sheets at March 31, 2016 and at December 31, 2015, were as follows:

		Fair Value
March 31, 2016	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$316,771	$316,771	$—	$—
Securities held to maturity	228,576	—	237,389	—
Loans held for investment, net	5,214,311	—	—	5,315,099
Loans held for investment - Warehouse Purchase Program	1,028,561	—	—	1,028,710
FHLB and other restricted securities, at cost	54,648	—	54,648	—
Accrued interest receivable	17,430	17,430	—	—
Financial liabilities
Deposits	$5,302,849	$—	$—	$5,063,069
FHLB advances	1,201,632	—	—	1,199,470
Repurchase agreements	69,079	—	—	68,878
Subordinated debt	85,104	—	—	84,287
Accrued interest payable	2,887	2,887	—	—
December 31, 2015
Financial assets
Cash and cash equivalents	$615,639	$615,639	$—	$—
Securities held to maturity	240,433	—	247,202	—
Loans held for investment, net	5,017,554	—	—	5,083,093
Loans held for investment - Warehouse Purchase Program	1,043,719	—	—	1,042,434
FHLB and other restricted securities, at cost	63,075	—	63,075	—
Accrued interest receivable	17,109	17,109	—	—
Financial liabilities
Deposits	$5,226,711	$—	$—	$4,920,648
FHLB advances	1,439,904	—	—	1,433,125
Repurchase agreement	83,269	—	—	81,956
Subordinated debt	84,992	—	—	85,771
Accrued interest payable	1,653	1,653	—	—

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
The following table provides the outstanding notional balances and fair values of outstanding positions at March 31, 2016. The Company did not have any outstanding derivative positions related to mortgage loans held for sale during the three months ended March 31, 2015.

	March 31, 2016			December 31, 2015
Derivative Positions related to Mortgage Loans Held for Sale:	Expiration Dates	Outstanding Notional Balance	Fair Value	Expiration Dates	Outstanding Notional Balance	Fair Value
Assets:
IRLCs	2016	$16,664	$631	2016	$12,518	$421
Forward mortgage-backed securities trades	2016	—	—	2016	11,874	15
Liabilities:
IRLCs	2016	$—	$—	2016	$—	$—
Forward mortgage-backed securities trades	2016	18,507	98	2016	8,500	29

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

The notional amounts and estimated fair values of interest rate swap derivative positions outstanding and weighted-average receive and pay interest rates at March 31, 2016 and December 31, 2015 are presented in the following table.

Derivative Positions related to Commercial Loan Interest Rate Swaps and Caps:	Outstanding Notional Amount	Estimated Fair Value	Weighted-Average Interest Rate
			Received	Paid
March 31, 2016
Loan customer counterparty	$24,234	$731	5.15%	3.66%
Financial institution counterparty	(24,234)	(731)	3.66	5.15

December 31, 2015
Loan customer counterparty	$24,796	$260	5.01%	3.37%
Financial institution counterparty	(24,796)	(260)	3.37	5.01

Our credit exposure on interest rate swaps is limited to the net favorable value of all swaps by each counterparty. In some cases, collateral may be required from the counterparties involved if the net value of the swaps exceeds a nominal amount considered to be immaterial. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. Our cash collateral pledged for interest rate swaps and included in our interest-bearing deposits, which totaled $950 at March 31, 2016 and $300 at December 31, 2015, is in excess of our credit exposure. The Company does not offset fair value amounts recognized for derivative instruments and the amounts collected and/or deposited on derivative instruments in its consolidated balance sheets.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 8 - SHARE-BASED COMPENSATION

Compensation cost charged to income for share-based compensation is presented below:

	Three Months Ended March 31,
	2016	2015
Restricted stock	$448	$1,192
Stock options	549	527
Income tax benefit	349	602

A summary of activity in the restricted stock portion of the Company's stock plans is presented below:

	Three Months Ended March 31, 2016
	Time-Vested Shares		Performance-Based Shares
	Shares	Weighted-Average Grant Date Fair Value per Share [1]	Shares	Weighted-Average Grant Date Fair Value per Share [2]
Non-vested at December 31, 2015	246,461	$20.98	61,800	$25.02
Granted	—	—	—	—
Vested	(69,266)	21.00	(20,600)	25.02
Non-vested at March 31, 2016	177,195	$20.20	41,200	$19.15
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
As of March 31, 2016, there was $3,620 of total unrecognized compensation expense related to non-vested restricted shares awarded under the Company's stock plans. That expense is expected to be recognized over a weighted-average period of 1.54 years.
A summary of activity in the stock option portion of the Company's stock plans as of March 31, 2016 is presented below:

	Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2015	1,865,750	$22.21	7.9	$6,401
Granted	10,000	19.11	10.0	—
Exercised	—	—	—	—
Forfeited	(18,000)	25.47	—	—
Outstanding at March 31, 2016	1,857,750	22.16	7.6	1,509
Fully vested and expected to vest	1,846,907	22.14	7.6	1,507
Exercisable at March 31, 2016	676,158	$18.98	6.4	$1,252
As of March 31, 2016, there was $6,483 of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over a weighted-average period of 3.20 years.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 9 - INCOME TAXES
A summary of the net deferred tax assets as of March 31, 2016 and December 31, 2015, is presented below:

	March 31, 2016	December 31, 2015
Net deferred tax assets	$23,596	$21,040
Estimated annual effective tax rate	34%

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
The contractual amounts of financial instruments with off‑balance sheet risk at March 31, 2016 and December 31, 2015, are summarized below. Please see Part I-Item 2-"Off-Balance Sheet Arrangements, Contractual Obligations and Commitments" of this Form 10-Q for information related to commitment maturities.

	March 31, 2016	December 31, 2015
Unused commitments to extend credit	$1,309,231	$1,211,964
Unused capacity on Warehouse Purchase Program loans	546,439	476,281
Standby letters of credit	19,821	18,644
Total unused commitments/capacity	$1,875,491	$1,706,889
In addition to the commitments above, the Company guarantees the credit card debt of certain customers to the merchant bank that issues the credit cards. These guarantees are in place for as long as the guaranteed credit card is open. At March 31, 2016 and December 31, 2015, these credit card guarantees totaled $1,879 and $1,028, respectively. This amount represents the maximum potential amount of future payments under the guarantee, which the Company is responsible for in the event of customer non-payment.
In addition to the commitments above, the Company had overdraft protection available in the amounts of $86,312 and $87,077 at March 31, 2016 and December 31, 2015, respectively.
In regards to unused capacity on Warehouse Purchase Program loans, the Company has established maximum purchase facility amounts, but reserves the right, at any time, to refuse to buy any mortgage loans offered for sale by each customer, for any reason in the Company's sole and absolute discretion.
The Company, at March 31, 2016, had FHLB letters of credit of $719,823 pledged to secure public deposits, repurchase agreements, and for other purposes required or permitted by law.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

At March 31, 2016, the Company had $2,850 of unfunded commitments recorded in other liabilities in its consolidated balance sheet related to investments in community development-oriented private equity funds used for Community Reinvestment Act purposes.

NOTE 11 - RECENT ACCOUNTING DEVELOPMENTS
In January 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2016-01, "Recognition and Measurements of Financial Assets and Financial Liabilities." This ASU requires that all equity investments be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). This ASU also requires that an entity present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, this ASU eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. For public business entities, this ASU is effective for annual periods beginning after December 15, 2017, and interim periods therein. The Company is evaluating the possible impact of this ASU on its financial statements and disclosures.
In February 2016, the FASB issued ASU 2016-02, "Leases." This ASU requires lessees to put most leases on their balance sheets but recognize expenses in the income statement in a manner similar to current accounting treatment. This ASU changes the guidance on sale-leaseback transactions, initial direct costs and lease execution costs, and, for lessors, modifies the classification criteria and the accounting for sales-type and direct financing leases. For public business entities, this ASU is effective for annual periods beginning after December 15, 2018, and interim periods therein. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is evaluating the impact of this ASU on its financial statements and disclosures.
In March 2016, the FASB issued ASU 2016-05, "Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships." This ASU clarifies that a change in the counterparty of a derivative contract (i.e., a novation) in a hedge accounting relationship does not, in and of itself, require dedesignation of the hedge accounting relationship. For public business entities, this ASU is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods therein. The Company is evaluating the impact of this ASU on its financial statements and disclosures.
In March 2016, the FASB issued ASU 2016-06, "Contingent Put and Call Options in Debt Instruments." This ASU clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under this ASU is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The amendments apply to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. For public business entities, this ASU is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods therein. The Company is evaluating the impact of this ASU on its financial statements and disclosures.
In March 2016, the FASB issued ASU 2016-07, "Simplifying the Transition to the Equity Method of Accounting." This ASU eliminates the requirement for an investor to retrospectively apply the equity method when an investment that it had accounted for by another method qualifies for use of the equity method. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods therein. The adoption of this ASU is not expected to have a significant impact on the Company's financial statements.
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, this ASU is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods therein. The Company is evaluating the impact of this ASU on its financial statements and disclosures.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 12 — SUBSEQUENT EVENTS
The Company evaluated events from the date of the consolidated financial statements on March 31, 2016 through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q dated April 25, 2016. No additional events were identified requiring recognition in and/or disclosures in the consolidated financial statements.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: the expected cost savings, synergies and other financial benefits from the Company's merger with LegacyTexas Group, Inc. might not be realized within the expected time frames or at all and costs or difficulties relating to integration matters might be greater than expected; changes in economic conditions; fluctuations in interest rates; the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; the Company's ability to access cost-effective funding; fluctuations in real estate values and both residential and commercial real estate market conditions; demand for loans and deposits in the Company's market area; fluctuations in the price of oil, natural gas and other commodities; competition; changes in management's business strategies; our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we have acquired or may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; results of examinations of us by the Board of Governors of the Federal Reserve System and our bank subsidiary by the Texas Department of Banking or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including the revenue impact from, and any mitigation actions taken in response, to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”); changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and the other risks set forth under Risk Factors under Item 1A. of the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

Overview
LegacyTexas Financial Group, Inc. is a Maryland corporation and LegacyTexas Bank is its wholly owned principal operating subsidiary. Unless the context otherwise requires, references in this document to the “Company” refer to LegacyTexas Financial Group, Inc., and references to the “Bank” refer to LegacyTexas Bank. References to “we,” “us,” and “our” mean LegacyTexas Financial Group, Inc. or LegacyTexas Bank, unless the context otherwise requires.

The Bank is regulated by the Texas Department of Banking (“TDOB”) and the Board of Governors of the Federal Reserve System (“FRB”) with back-up oversight by the FDIC. Additionally, the Bank is a Federal Reserve member bank required to have certain reserves and stock set by the FRB and a member of the Federal Home Loan Bank of Dallas, one of the 12 regional banks in the Federal Home Loan Bank System (“FHLB”). The Company is regulated by the FRB.
Business Strategies
Our principal business consists of attracting retail deposits from the general public and the business community and investing those funds, along with borrowed funds, in commercial real estate loans, secured and unsecured commercial and industrial loans, as well as permanent loans secured by first and second mortgages on one-to-four family residences and consumer loans. Additionally, the Warehouse Purchase Program allows mortgage banking company customers to close one-to four-family real estate loans in their own name and manage its cash flow needs until the loans are sold to investors. We also offer insurance and title services, as well as brokerage services for the purchase and sale of non-deposit investment and insurance products through a third party brokerage arrangement. Our operating revenues are derived principally from interest earned on interest-earning assets, including loans and investment securities and service charges and fees on deposits and other account services. Our primary sources of funds are deposits, FHLB advances and other borrowings, and payments received on loans and securities. We offer a variety of deposit accounts that provide a wide range of interest rates and terms, generally including savings, money market, term certificate and demand accounts.
Our principal objective is to be an independent, commercially-oriented, customer-focused financial services company, providing outstanding service and innovative products in our primary market area of North Texas. Our Board of Directors adopted a strategy designed to maintain growth and profitability, a strong capital position and high asset quality.
Performance Highlights

•
Net income of $22.1 million for the first quarter of 2016 was a record high for the Company, up $5.8 million, or 35.3%, from the first quarter of 2015, which includes a $9.0 million increase in net interest income, a $5.2 million increase in non-interest income, and a $235,000 decrease in non-interest expense, which was partially offset by a $5.8 million increase in the provision for loan losses.

•
Gross loans held for investment at March 31, 2016, excluding Warehouse Purchase Program loans, grew $202.8 million, or 4.0%, from December 31, 2015, with $174.2 million of growth in commercial real estate and commercial and industrial loans, and $35.4 million of growth in consumer real estate loans.

•
The allowance for loan losses allocated to energy loans at March 31, 2016 totaled $17.4 million, or 3.3% of total energy loans (including both reserve-based and midstream), up $5.4 million ($0.12 per share on a pre-tax basis, $0.08 per share after tax) from $12.0 million at December 31, 2015.

Critical Accounting Estimates
Certain of our accounting estimates are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Management believes that determining the allowance for loan losses is its most critical accounting estimate. Our accounting policies are discussed in detail in Note 1 of the Notes to Consolidated Financial Statements contained in Item 8 of our 2015 Form 10-K.
Allowance for Loan Loss. The allowance for loan losses and related provision expense are susceptible to change if the credit quality of our loan portfolio changes, which is evidenced by many factors, including but not limited to charge-offs and non-performing loan trends. Generally, consumer real estate lending has a lower risk profile compared to other consumer lending (such as automobile loans). Commercial real estate and commercial and industrial lending, however, can have higher risk profiles than consumer loans due to these loans being larger in amount and more susceptible to fluctuations in industry, market and economic conditions. Additionally, the Company has recently increased qualitative reserve factors on energy loans due to the impact of continued pressure on the price of oil and gas, which has led to a sustained increase in economic and regulatory uncertainty surrounding energy loans. While management uses available information to recognize losses on loans, changes in economic conditions, the mix and size of the loan portfolio and individual borrower conditions can dramatically impact our level of allowance for loan losses in relatively short periods of time. Management believes that the allowance for loan losses is maintained at a level that represents coverage of our best estimate of credit losses in the loan portfolio as of March 31, 2016.
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
Comparison of Financial Condition at March 31, 2016 and December 31, 2015
General. Total assets decreased by $129.8 million, or 1.7%, to $7.56 billion at March 31, 2016 from $7.69 billion at December 31, 2015, primarily due to a $298.9 million, or 48.5%, decrease in cash and cash equivalents. The large cash balance at December 31, 2015 was primarily due to two large deposits totaling $196.4 million that were made on the last day of the year, with $132.2 million of these deposits withdrawn during the first quarter of 2016.
Loans. Gross loans held for investment increased by $187.6 million, or 3.1%, to $6.30 billion at March 31, 2016 from $6.11 billion at December 31, 2015, while one- to four-family mortgage loans held for sale decreased by $4.9 million, or 21.8%, for the same period.

	March 31, 2016	December 31, 2015	Dollar Change	Percent Change
	(Dollars in thousands)
Commercial real estate	$2,324,338	$2,177,543	$146,795	6.7%
Commercial and industrial	1,640,042	1,612,669	27,373	1.7
Construction and land	267,543	269,708	(2,165)	(0.8)
Consumer real estate	972,115	936,757	35,358	3.8
Other consumer	65,274	69,830	(4,556)	(6.5)
Gross loans held for investment, excluding Warehouse Purchase Program loans	5,269,312	5,066,507	202,805	4.0
Warehouse Purchase Program loans	1,028,561	1,043,719	(15,158)	(1.5)
Gross loans held for investment	6,297,873	6,110,226	187,647	3.1
Loans held for sale	17,615	22,535	(4,920)	(21.8)
Gross loans	$6,315,488	$6,132,761	$182,727	3.0%

Gross loans held for investment at March 31, 2016, excluding Warehouse Purchase Program loans, grew $202.8 million, or 4.0%, from December 31, 2015, which included growth in commercial real estate, commercial and industrial and consumer real estate loans. Commercial real estate and commercial and industrial loans at March 31, 2016 increased by $146.8 million and $27.4 million respectively, from December 31, 2015, and consumer real estate loans increased by $35.4 million for the same period. These increases from December 31, 2015 were partially offset by declines of $4.6 million and $2.2 million in other consumer and construction and land loans, respectively.
Energy loans, which are reported as commercial and industrial loans, totaled $461.1 million (which includes 39 relationships managed by the Energy Finance group) at March 31, 2016, up $1.3 million from $459.8 million at December 31, 2015. Substantially all of the loans in the Energy portfolio are reserve-based loans, secured by deeds of trust on properties containing proven oil and natural gas reserves. Due to the sensitivity of the energy portfolio to downward movements in oil prices, the Company has seen migration in the portfolio into criticized classifications during the past year. See "Allowance for Loan Losses" for more information.

At March 31, 2016, the Company's reserve-based energy portfolio (reported above at $461.1 million) consisted of 48% natural gas reserves and 52% crude oil reserves. The Company encourages, and in some cases even requires, borrowers to utilize commodity hedges, in order to stabilize cash flows during volatile commodity price environments.  Hedges are used as a sort of insurance policy against falling prices, and the goal is that the duration of the hedge will last long enough for prices to come back from any significant decline.  Hedges will typically include minimum and maximum allowed percentage of production, a minimum and maximum allowed term, and a minimum price.

In addition to the reserve-based energy loans, the Company has loans categorized as "Midstream and Other," which are typically related to the transmission of oil and natural gas and would only be indirectly impacted from declining commodity prices. At March 31, 2016, "Midstream and Other" loans had a total outstanding balance of $63.7 million, consisting of five relationships. Also, at March 31, 2016, the Company had five relationships in the commercial & industrial loan portfolio (outside of the reserve-based and midstream loans discussed above) that are involved in the energy exploration sector providing front-end service to companies who drill oil and gas wells and whose business could be impacted by the dramatic reduction in drilling activity as a result of the severe drop in the price of oil and gas.  These relationships totaled $3.9 million at March 31, 2016, of which $145,000 is currently classified as substandard.
Warehouse Purchase Program loans decreased by $15.2 million, or 1.5%, to $1.03 billion at March 31, 2016 from $1.04 billion at December 31, 2015. Although not bound by any legally binding commitment, when a purchase decision is made, the Company purchases a 100% participation interest in the loans originated by our mortgage banking company customers. The mortgage banking company closes mortgage loans consistent with underwriting standards established by approved investors and, once all pertinent documents are received, the participation interest is delivered by the Company to the investor selected by the originator and approved by the Company. Loans funded by the Warehouse Purchase Program during the first quarter of 2016 consisted of 49% conforming, 43% government loans and 8% of other loan types, including Jumbo loans.
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
Acquired loans initially are recorded at fair value, which includes an estimate of credit losses expected to be realized over the remaining lives of the loans, and therefore no corresponding allowance for loan losses is recorded for these loans at acquisition. An allowance will be recorded in later periods if additional losses are subsequently anticipated. Methods utilized to estimate the required allowance for loan losses for acquired loans not deemed credit−impaired at acquisition are similar to originated loans; however, the estimate of loss is limited to the amount that the calculated allowance for loan losses exceeds the remaining purchase discount.
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
Non-performing loans to total loans held for investment, excluding Warehouse Purchase Program loans, was 0.83% at March 31, 2016 compared to 0.75% at December 31, 2015. Including Warehouse Purchase Program loans, non-performing loans to total loans held for investment was 0.69% at March 31, 2016 compared to 0.63% at December 31, 2015. Non-performing loans increased by $5.3 million to $43.5 million at March 31, 2016 from $38.2 million at December 31, 2015. This increase was primarily due to two reserve-based energy loans that were placed on non-accrual status during the first quarter of 2016 and are now considered to be impaired. One relationship totaling $6.3 million at March 31, 2016 is a syndicated credit facility that was modified during the first quarter of 2016 and was considered to be a troubled debt restructuring during the most recent Shared National Credit ("SNC") review, which is a regulatory review conducted by the Federal Reserve Bank, Federal Deposit Insurance Corporation and Office of the Comptroller of the Currency of large syndicated loans of at least $20 million that are shared by three or more supervised institutions. The Company does not have any specific reserve set aside for this relationship and does not currently anticipate a loss.

The second credit with an outstanding balance of $6.8 million at March 31, 2016 was placed on non-accrual as a result of collateral value deterioration due to the ongoing low commodity price environment.  At March 31, 2016, the Company set aside a specific reserve of $280,000 on this credit to reflect impairment based on that recent collateral valuation. Substandard non-performing energy loans totaled $25.2 million at March 31, 2016 and included a $12.0 million reserve-based credit that has been on non-accrual status since the third quarter of 2015 and is currently in the midst of bankruptcy proceedings. Based on information received late in the first quarter of 2016, the Company set aside a specific reserve of $3.1 million on this credit.
Over the past year, risk rating downgrades on energy loans have increased, primarily in the special mention category, which consists entirely of performing loans. The below table shows criticized energy loans at March 31, 2016, December 31, 2015 and March 31, 2015.

	March 31, 2016	December 31, 2015	Linked-Quarter Change	March 31, 2015	Year-over-Year Change
	(Dollars in thousands)
Special Mention (all performing)	$115,199	$68,348	$46,851	$15,616	$99,583
Substandard (performing)	48,088	38,712	9,376	41,518	6,570
Substandard (non-performing)	25,171	12,110	13,061	—	25,171
	$188,458	$119,170	$69,288	$57,134	$131,324

The increase in special mention and substandard performing energy loans on a linked-quarter and year-over-year basis resulted from collateral value deterioration due to commodity price declines. Of the balances reported above for special mention and substandard performing energy loans at March 31, 2016, $71.8 million were downgraded during the first quarter of 2016 due to declining collateral values and resulting diminished operating performance, which includes $29.6 million of energy loans reviewed during the first quarter of 2016 as part of the SNC program. At March 31, 2016, no special mention or substandard performing energy loans were considered to be impaired, and the Company did not have any specific loss reserves set aside for these loans. The Company continues to take action to improve the risk profile of the criticized energy loans by instituting monthly commitment reductions, obtaining additional collateral, obtaining additional guarantor support and/or requiring additional equity injections or asset sales.
Our allowance for loan losses was $55.5 million, or 0.88% of total loans held for investment (including Warehouse Purchase Program loans), at March 31, 2016 compared to $47.1 million, or 0.77% of total loans held for investment (including Warehouse Purchase Program loans), at December 31, 2015. Our allowance for loan losses to total loans held for investment, excluding Warehouse Purchase Program loans and loans acquired from LegacyTexas and Highlands, was 1.25% at March 31, 2016 compared to 1.14% at December 31, 2015. Our allowance for loan losses to non-performing loans was 127.56% at March 31, 2016 compared to 123.23% at December 31, 2015. The increase in the allowance for loan losses from December 31, 2015, was primarily related to further increases in qualitative reserve factors applied to the Energy portfolio in the first quarter of 2016 due to the impact of continued pressure on the price of oil and gas. This continued pressure resulted in sustained increases in economic uncertainty and regulatory concerns surrounding energy loans. Due to the continued increase in qualitative reserve factors, the allowance for loan losses allocated to energy loans at March 31, 2016 totaled $17.4 million, up $5.4 million from $12.0 million at December 31, 2015 and up $13.8 million from $3.6 million at March 31, 2015. With the exception of $3.4 million in specific reserves on the two non-performing energy relationships discussed above, these reserve amounts result from the increase in qualitative factors in and the size of the energy portfolio, and not from historical loss factors. Since the inception of our Energy Finance Group, we have maintained a number of risk mitigation techniques, including sound underwriting (reasonable advance rates based on number and diversification of wells), sound policy (requiring hedges on production sales) and conservative collateral valuations (frequent borrowing base determinations at prices below NYMEX posted rates).  All borrowing base valuations are performed by experienced and nationally recognized third party firms intimately familiar with the properties and their production history. The Company believes that the current level of loan loss reserve for energy loans is sufficient to cover estimated credit losses in the portfolio based on currently available information; however, future sustained declines in oil pricing could lead to further risk rating downgrades, additional loan loss reserves, or losses.
In addition to the changes in qualitative factors related to energy lending, the increase in loan loss reserves on a linked-quarter and year-over-year basis resulted from increased organic loan production, as well as loans acquired through the merger with LegacyTexas Group, Inc. that were re-underwritten following completion of the merger, totaling $299.9 million during the first quarter of 2016.

Net charge-offs for the three months ended March 31, 2016 totaled $409,000, a decrease of $80,000 from the fourth quarter of 2015 and an increase of $136,000 from the first quarter of 2015. The $13.2 million increase in non-performing commercial and industrial loans from the fourth quarter of 2015 was primarily due to the two downgraded energy relationships discussed above. Additionally, non-performing commercial real estate loans declined by $10.1 million compared to the fourth quarter of 2015 due to a non-performing commercial real estate property secured by a medical facility that was transferred into foreclosed assets in the first quarter of 2016.
In its 2015 Annual Report on Form 10-K filed in February 2016, the Company disclosed a borrowing relationship comprised of multiple affiliated funds (collectively referred to as the "Borrower") which has $18.2 million outstanding in commercial and industrial loans at March 31, 2016. Net of cash collateral, the total amount outstanding to the Borrower at March 31, 2016 was $16.1 million. In its Form 8-K filings with the SEC dated February 22, 2016 and November 24, 2015, the Borrower disclosed that it is the subject of an ongoing investigation by the SEC and that its auditor declined to stand for reappointment, although no disagreements were cited between the Borrower and its auditors. The Company has maintained its rating of the loan as “Special Mention,” a rating that is assigned to a borrowing relationship when management has determined that there is a potential weakness that deserves close attention. Based on the Company's most recent analysis, the value of the collateral securing each of the loans is believed to be in excess of the loan amounts. The Company will continue to monitor this borrowing relationship.
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
We regularly review the assets in our portfolio to determine whether any should be considered as classified. The total amount of classified assets represented 15.3% of our total equity and 1.7% of our total assets at March 31, 2016 compared to 13.5% of our total equity and 1.4% of our total assets at December 31, 2015. The aggregate amount of classified assets at the dates indicated was as follows:

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Doubtful	$4,537	$4,201
Substandard	107,868	97,523
Total classified loans	112,405	101,724
Foreclosed assets	13,370	6,692
Total classified assets	$125,775	$108,416
Substandard loans at March 31, 2016 increased by $10.3 million from December 31, 2015, which was primarily due to downgraded energy loans discussed above in Allowance for Loan Losses and was partially offset by a $10.5 million non-performing commercial real estate property secured by a medical facility that was transferred into foreclosed assets in the first quarter of 2016.
The Company has potential problem loans, considered "other loans of concern," that are currently performing and do not meet the criteria for impairment, but where there is the distinct possibility that we could sustain some loss if credit deficiencies are not corrected. These possible credit problems may result in the future inclusion of these loans in the non-performing asset categories and consisted of $60.0 million in loans that were classified as "substandard" but were still accruing interest and were not considered impaired at March 31, 2016 (excluding PCI loans.) Other loans of concern at March 31, 2016 increased by $8.4 million from December 31, 2015, primarily due to $17.0 million in energy loans that were downgraded to substandard performing status during the first quarter of 2016 (See "Allowance for Loan Losses" for additional information about downgraded energy loans.) Other loans of concern, which were performing at March 31, 2016, have been considered in management's analysis of potential loan losses.

Securities. Our securities portfolio decreased $2.7 million, or 0.5%, to $549.4 million at March 31, 2016 from $552.1 million at December 31, 2015. During the three months ended March 31, 2016, paydowns and maturities of securities totaling $25.8 million were used to fund loan growth and offset purchases totaling $21.1 million.
Deposits. Total deposits increased $76.1 million, or 1.5%, to $5.30 billion at March 31, 2016 from $5.23 billion at December 31, 2015.

	March 31, 2016	December 31, 2015	Dollar Change	Percent Change
	(Dollars in thousands)
Non-interest-bearing demand	$1,174,816	$1,170,272	$4,544	0.4%
Interest-bearing demand	782,161	819,350	(37,189)	(4.5)
Savings and money market	2,225,611	2,209,698	15,913	0.7
Time	1,120,261	1,027,391	92,870	9.0
Total deposits	$5,302,849	$5,226,711	$76,138	1.5%

Compared to December 31, 2015, all deposit categories grew with the exception of interest-bearing demand deposits, which declined by $37.2 million. Time deposits increased by $92.9 million compared to December 31, 2015, while savings and money market and non-interest-bearing demand deposits increased by $15.9 million and $4.5 million respectively, for the same period.
Borrowings. FHLB advances decreased $238.3 million, or 16.5%, to $1.20 billion at March 31, 2016 from $1.44 billion at December 31, 2015. The outstanding balance of FHLB advances decreased primarily due to pay-downs during the first quarter of 2016 on excess short-term FHLB advances borrowed on December 31, 2015. At March 31, 2016, the Company was eligible to borrow an additional $1.13 billion from the FHLB.
The table below shows FHLB advances by maturity and weighted average rate at March 31, 2016:

	Balance	Weighted Average Rate
	(Dollars in thousands)
Less than 90 days	$518,422	0.45%
90 days to less than one year	53,325	2.55
One to three years	625,130	0.52
After three to five years	3,144	5.49
After five years	1,940	5.49
	1,201,961	0.60%
Restructuring prepayment penalty	(329)
Total	$1,201,632
Additionally, the Company has eight available federal funds lines of credit with other financial institutions totaling $255.0 million and was eligible to borrow $30.9 million from the Federal Reserve Bank discount window. In addition to FHLB advances, at March 31, 2016 the Company had a $25.0 million outstanding structured repurchase agreement with Credit Suisse, as well as $44.1 million in overnight repurchase agreements with depositors. Also, at March 31, 2016, subordinated debt totaled $85.1 million, which included $73.5 million of fixed-to-floating rate subordinated notes issued by the Company in November 2015, as well as $11.6 million of trust preferred securities that were acquired through the merger with LegacyTexas Group, Inc. (reported net of purchase accounting fair value adjustments and debt issuance costs).

Shareholders’ Equity. Total shareholders' equity increased by $19.0 million, or 2.4%, to $823.1 million at March 31, 2016 from $804.1 million at December 31, 2015.

	March 31, 2016	December 31, 2015	Dollar Change	Percent Change
	(Dollars in thousands)
Common stock	$476	$476	$—	—%
Additional paid-in capital	578,050	576,753	1,297	0.2
Retained earnings	255,908	240,496	15,412	6.4
Accumulated other comprehensive income, net	1,841	(133)	1,974	N/M1
Unearned ESOP shares	(13,223)	(13,516)	293	(2.2)
Total shareholders’ equity	$823,052	$804,076	$18,976	2.4%
1N/M - not meaningful
The increase in shareholders' equity at March 31, 2016, compared to December 31, 2015, was primarily due to net income of $22.1 million recognized during the three months ended March 31, 2016, which was partially offset by the payment of quarterly dividends totaling $0.14 per common share, or $6.7 million, during the three months ended March 31, 2016.

Comparison of Results of Operations for the Three Months Ended March 31, 2016 and 2015

General. Net income for the three months ended March 31, 2016 was $22.1 million, an increase of $5.8 million, or 35.3%, from net income of $16.3 million for the three months ended March 31, 2015. The increase in net income from the 2015 period was driven by increased net interest and non-interest income and lower non-interest expense, and was partially offset by increased provision for loan losses. Basic and diluted earnings per share for the three months ended March 31, 2016 was $0.48, an increase of $0.13 from $0.35 for the three months ended March 31, 2015.

Interest Income. Interest income increased by $11.0 million, or 17.8%, to $72.6 million for the three months ended March 31, 2016 from $61.6 million for the three months ended March 31, 2015.

	Three Months Ended March 31,		Dollar Change	Percent Change
	2016	2015
	(Dollars in thousands)
Interest and dividend income
Loans, including fees	$68,806	$58,035	$10,771	18.6%
Securities	3,086	3,217	(131)	(4.1)
Interest-bearing deposits in other financial institutions	330	158	172	108.9
FHLB and Federal Reserve Bank stock and other	386	208	178	85.6
	$72,608	$61,618	$10,990	17.8%

The increase in interest income for the three months ended March 31, 2016 compared to the same period in 2015, was primarily due to a $10.8 million, or 18.6%, increase in interest income on loans, which was driven by increased volume in all loan categories with the exception of other consumer loans. The average balance of commercial and industrial loans increased by $477.1 million from the first quarter of 2015, which was partially offset by a 45 basis point year-over-year decrease in the average yield earned on this portfolio, resulting in a $4.0 million increase in interest income. The average balance of commercial real estate loans increased by $393.5 million from the first quarter of 2015, which was partially offset by a 25 basis point year-over-year decrease in the average yield earned on this portfolio, resulting in a $3.8 million increase in interest income. The average balance of consumer real estate and Warehouse Purchase Program loans increased by $162.7 million and $109.3 million respectively, compared to the first quarter of 2015, leading to increases in interest income of $1.9 million and $899,000 respectively. Interest income on loans for the three months ended March 31, 2016 included $1.1 million in accretion of purchase accounting fair value adjustments on loans acquired through the merger with LegacyTexas Group, Inc., compared to $3.1 million for the three months ended March 31, 2015.

Interest Expense. Interest expense increased by $2.0 million, or 37.1%, to $7.3 million for the three months ended March 31, 2016 from $5.3 million for the three months ended March 31, 2015.

	Three Months Ended March 31,		Dollar Change	Percent Change
	2016	2015
	(Dollars in thousands)
Interest expense
Deposits	$4,122	$3,127	$995	31.8%
FHLB advances	1,673	1,706	(33)	(1.9)
Repurchase agreements and other borrowings	1,462	459	1,003	218.5
	$7,257	$5,292	$1,965	37.1%

The increase in interest expense for the three months ended March 31, 2016 compared to the same period in 2015, was primarily due to increased volume in all deposit products, including a $400.5 million increase in the average balance of savings and money market deposits and a $229.8 million increase in the average balance of time deposits, which increased interest expense by $329,000 and $451,000 respectively. Interest expense on borrowings increased by $970,000 compared to the first quarter of 2015, primarily due to $75.0 million in fixed-to-floating rate subordinated notes issued in November 2015.

Net Interest Income. Net interest income increased by $9.0 million, or 16.0%, to $65.4 million for the three months ended March 31, 2016 from $56.3 million for the three months ended March 31, 2015. The net interest margin decreased by 15 basis points to 3.88% for the three months ended March 31, 2016 from 4.03% for the same period last year. The net interest rate spread decreased by 16 basis points to 3.75% for the three months ended March 31, 2016 from 3.91% for the same period last year. The average yield on earning assets for the three months ended March 31, 2016 was 4.31%, a ten basis point decrease from the three months ended March 31, 2015, which was primarily due to a decrease in acquisition-related accretion income recorded during the 2016 period compared to the 2015 period. Accretion of interest resulting from the merger with LegacyTexas Group, Inc. on January 1, 2015, as well as the 2012 Highlands acquisition, contributed seven basis points to the net interest margin and average yield on earning assets for the quarter ended March 31, 2016, compared to 23 basis points for the quarter ended March 31, 2015. The average cost of interest-bearing liabilities for the three months ended March 31, 2016 was 0.56%, up six basis points from the three months ended March 31, 2015.
Provision for Loan Losses. The provision for loan losses was $8.8 million for the three months ended March 31, 2016, an increase of $5.8 million from $3.0 million for the three months ended March 31, 2015. The increase in the provision for loan losses compared to the 2015 period was primarily related to increased qualitative reserve factors applied to the Energy portfolio. The Company increased these qualitative factors in the fourth quarter of 2015 and again in the first quarter of 2016 due to the impact of continued pressure on the price of oil and gas. This continued pressure resulted in sustained increases in economic uncertainty and regulatory concerns surrounding energy loans. Also, over the past year, risk rating downgrades on energy loans have increased, primarily in the special mention category, which consists entirely of performing loans. The allowance for loan losses allocated to energy loans at March 31, 2016 totaled $17.4 million, up $13.8 million from $3.6 million at March 31, 2015. With the exception of $3.4 million in specific reserves on two non-performing energy relationships, these reserve amounts result from the increase in qualitative factors and the increase in the energy portfolio, and not from historical loss factors.
In addition to the changes in qualitative factors related to energy lending, the increase in loan loss reserves and provision expense was caused by increased organic loan production, as well as loans acquired through the merger with LegacyTexas Group, Inc. that were re-underwritten following completion of the merger. For more information about the Company's allowance for loan losses, please see "Management's Discussion and Analysis-Comparison of Financial Condition at March 31, 2016 and December 31, 2015-Allowance for Loan Losses" contained in Item 2 of this report.
Non-interest Income. Non-interest income increased by $5.2 million, or 55.8%, to $14.7 million for the three months ended March 31, 2016 from $9.4 million for the three months ended March 31, 2015.

	Three Months Ended March 31,		Dollar Change	Percent Change
	2016	2015
	(Dollars in thousands)
Non-interest income
Service charges and other fees	$8,181	$6,759	$1,422	21.0%
Net gain on sale of mortgage loans	1,580	2,072	(492)	(23.7)
Bank-owned life insurance income	426	419	7	1.7
Gain on sale of available for sale securities	—	211	(211)	(100.0)
Gain on sale and disposition of assets	4,072	28	4,044	N/M1
Other	396	(82)	478	N/M1
	$14,655	$9,407	$5,248	55.8%
1N/M - not meaningful
The increase in non-interest income from the three months ended March 31, 2015 was primarily due to a $4.0 million increase in gain on sale and disposition of assets, which includes $3.9 million in gains on the sale of two buildings in the first quarter of 2016. One building was a former branch location that previously closed in connection with the January 2015 merger with LegacyTexas Group, Inc., and the other building still houses a branch location that the Company is currently leasing. The $1.4 million increase in service charges and other fees compared to the 2015 period included a $701,000 increase in commercial loan fee income (consisting of syndication, arrangement, non-usage and pre-payment fees) and a $137,000 increase in title income.

Non-interest Expense. Non-interest expense decreased by $235,000, or 0.6%, to $37.5 million for the three months ended March 31, 2016 from $37.8 million for the three months ended March 31, 2015.

	Three Months Ended March 31,		Dollar Change	Percent Change
	2016	2015
	(Dollars in thousands)
Non-interest expense
Salaries and employee benefits	$22,337	$22,971	$(634)	(2.8)%
Merger and acquisition costs	—	1,545	(1,545)	(100.0)
Advertising	1,036	940	96	10.2
Occupancy and equipment	3,691	3,808	(117)	(3.1)
Outside professional services	816	750	66	8.8
Regulatory assessments	1,133	822	311	37.8
Data processing	3,290	2,795	495	17.7
Office operations	2,468	2,393	75	3.1
Other	2,771	1,753	1,018	58.1
	$37,542	$37,777	$(235)	(0.6)%
The decrease in non-interest expense from the three months ended March 31, 2015 included a $1.5 million decrease in merger and acquisition costs related to the merger with LegacyTexas Group, Inc. Excluding the impact of these merger costs, non-interest expense increased by $1.3 million, which was driven by a $1.0 million increase in other non-interest expense primarily due to increased debit card fraud. During the first quarter of 2016, the Company implemented enhanced authorization and fraud prevention procedures to assist in mitigation of future debit card fraud cases. Salaries and employee benefits expense decreased by $634,000 compared to the first quarter of 2015, primarily due to lower share-based compensation expense due to a decline in the Company's stock price, as well as a lower number of shares allocated in the 2016 period under the Company's 2006 ESOP plan, due to the related loan being paid off in September 2016. Additionally, due to higher loan volume and an increase in the origination of more complex, higher-balance commercial loans, loan origination costs, a significant portion of which relate to compensation for our loan originators and others, increased on a year-over-year basis. However, these costs are deferred and accounted for over the life of the loan and, as a result, a smaller amount of these costs are reflected in salary and employee benefits expense during the current quarter.
Income Tax Expense. For the three months ended March 31, 2016 we recognized income tax expense of $11.6 million on our pre-tax income, which was an effective tax rate of 34.4%, compared to income tax expense of $8.6 million for the three months ended March 31, 2015, which was an effective tax rate of 34.6%. The decrease in the effective tax rate was primarily due to permanent differences between book and taxable net income.

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

	Three Months Ended March 31,
	2016			2015
	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$2,228,682	$28,146	5.05%	$1,835,205	$24,299	5.30%
Warehouse Purchase Program	796,832	6,674	3.35	687,496	5,775	3.36
Commercial and industrial	1,612,125	17,929	4.45	1,135,074	13,909	4.90
Construction and land	269,691	3,604	5.35	223,815	3,314	5.92
Consumer real estate	949,568	11,325	4.77	786,872	9,379	4.77
Other consumer	67,055	948	5.66	89,123	1,181	5.30
Loans held for sale	19,588	180	3.68	19,672	178	3.62
Less: deferred fees and allowance for loan loss	(49,178)	—	—	(29,098)	—	—
Loans receivable [1]	5,894,363	68,806	4.67	4,748,159	58,035	4.89
Agency mortgage-backed securities	344,762	1,802	2.09	324,606	1,741	2.15
Agency collateralized mortgage obligations	79,299	464	2.34	131,788	688	2.09
Investment securities	123,281	820	2.66	116,508	788	2.71
FHLB and FRB stock and other restricted securities	52,338	386	2.95	47,588	208	1.75
Interest-earning deposit accounts	238,576	330	0.55	222,159	158	0.28
Total interest-earning assets	6,732,619	72,608	4.31	5,590,808	61,618	4.41
Non-interest-earning assets	424,640			430,987
Total assets	$7,157,259			$6,021,795
Interest-bearing liabilities:
Interest-bearing demand	$774,798	932	0.48	$702,333	717	0.41
Savings and money market	2,209,675	1,341	0.24	1,809,191	1,012	0.22
Time	1,049,810	1,849	0.70	820,050	1,398	0.68
Borrowings	1,106,577	3,135	1.13	882,461	2,165	0.98
Total interest-bearing liabilities	5,140,860	7,257	0.56	4,214,035	5,292	0.50
Non-interest-bearing demand	1,134,070			975,067
Non-interest-bearing liabilities	63,791			72,563
Total liabilities	6,338,721			5,261,665
Total shareholders’ equity	818,538			760,130
Total liabilities and shareholders’ equity	$7,157,259			$6,021,795
Net interest income and margin		$65,351	3.88%		$56,326	4.03%
Net interest income and margin (tax-equivalent basis) [2]		$65,622	3.90%		$56,578	4.05%
Net interest rate spread			3.75%			3.91%
Net earning assets	$1,591,759			$1,376,773
Average interest-earning assets to average interest-bearing liabilities	130.96%			132.67%
[1]	Calculated net of deferred fees, loan discounts, loans in process and allowance for loan losses.
[2]
In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for 2016 and 2015. Tax-exempt investments and loans had an average balance of $108.3 million and $100.9 million for the three months ended March 31, 2016 and 2015, respectively.

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

	Three Months Ended March 31,
	2016 versus 2015
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$5,012	$(1,165)	$3,847
Warehouse Purchase Program	916	(17)	899
Commercial and industrial	5,403	(1,383)	4,020
Construction and land	634	(344)	290
Consumer real estate	1,940	6	1,946
Other consumer	(308)	75	(233)
Loans held for sale	(1)	3	2
Loans receivable	13,596	(2,825)	10,771
Agency mortgage-backed securities	106	(45)	61
Agency collateralized mortgage obligations	(300)	76	(224)
Investment securities	45	(13)	32
FHLB and FRB stock and other restricted securities	23	155	178
Interest-earning deposit accounts	12	160	172
Total interest-earning assets	13,482	(2,492)	10,990
Interest-bearing liabilities:
Interest-bearing demand	79	136	215
Savings and money market	238	91	329
Time	403	48	451
Borrowings	603	367	970
Total interest-bearing liabilities	1,323	642	1,965
Net interest income	$12,159	$(3,134)	$9,025

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
In addition to the primary sources of funds, management has several secondary sources available to meet potential funding requirements. At March 31, 2016, the Company had an additional borrowing capacity of $1.13 billion with the FHLB. Also, at March 31, 2016, the Company had $255.0 million in federal funds lines of credit available with other financial institutions. The Company may also use the discount window at the Federal Reserve Bank as a source of short-term funding. Federal Reserve Bank borrowing capacity varies based upon securities pledged to the discount window line. At March 31, 2016, securities pledged had a collateral value of $30.9 million.
At March 31, 2016, the Company had classified 58.4% of its securities portfolio as available for sale (including pledged securities), providing an additional source of liquidity. Management believes that because active markets exist and our securities portfolio is of high quality, our available for sale securities are marketable. Selling participations in loans we originate, including portions of commercial real estate loans, creates another source of liquidity and allows us to manage borrower concentration risk as well as interest rate risk.
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
The Company, which is a separate legal entity from the Bank and must provide for its own liquidity, had liquid assets of $37.7 million on an unconsolidated basis at March 31, 2016. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders, funds paid out for Company stock repurchases, and payments on trust-preferred securities and subordinated debt held at the Company level. The Company has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. See “How We Are Regulated - Limitations on Dividends and Other Capital Distributions” under Item 1 and Note 17 of the Notes to Consolidated Financial Statements contained in Item 8 of the Company's 2015 Form 10-K.
The Company uses its sources of funds primarily to meet its expenses, pay maturing deposits and fund withdrawals, and to fund loan commitments. Total approved loan commitments (including Warehouse Purchase Program commitments, unused lines of credit and letters of credit) amounted to $1.88 billion and $1.71 billion at March 31, 2016, and December 31, 2015, respectively. It is management's policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Company. Certificates of deposit scheduled to mature in one year or less at March 31, 2016 totaled $864.7 million with a weighted average rate of 0.63%.
During the three months ended March 31, 2016, cash and cash equivalents decreased by $298.9 million, or 48.5%, to $316.8 million at March 31, 2016 from $615.6 million at December 31, 2015. Operating activities provided cash of $55.7 million, which was offset by cash used for financing activities of $183.1 million and cash used in investing activities of $171.4 million. Primary sources of cash for the three months ended March 31, 2016 included proceeds from pay-offs of Warehouse Purchase Program loans totaling $3.76 billion and proceeds from FHLB advances of $515.0 million. Primary uses of cash for the three months ended March 31, 2016 included originations of Warehouse Purchase Program loans totaling $3.75 billion, repayments on FHLB advances of $753.3 million and net fundings of loans held for investment totaling $212.6 million.
Please see Item 1A (Risk Factors) under Part 1 of the Company's 2015 Form 10-K for information regarding liquidity risk.
Off-Balance Sheet Arrangements, Contractual Obligations and Commitments
The following table presents our longer term contractual obligations and commitments to extend credit to our borrowers, in aggregate and by payment due dates (not including any interest amounts). In addition to the commitments below, the Company had overdraft protection available to its depositors in the amount of $86.3 million and credit card guarantees outstanding in the amount of $1.9 million at March 31, 2016.

	March 31, 2016
	Less than One Year	One through Three Years	Four through Five Years	After Five Years	Total
	(Dollars in thousands)
Contractual obligations:
Deposits without a stated maturity	$4,182,588	$—	$—	$—	$4,182,588
Certificate of deposit	864,729	214,069	37,071	4,392	1,120,261
FHLB advances [1]	571,747	625,130	3,144	1,940	1,201,961
Repurchase agreements	44,079	25,000	—	—	69,079
Subordinated debt [1]	—	—	—	90,464	90,464
Private equity fund for Community Reinvestment Act purposes	2,850	—	—	—	2,850
Operating leases (premises)	6,626	9,956	7,582	19,476	43,640
Total contractual obligations	$5,672,619	$874,155	$47,797	$116,272	6,710,843
Off-balance sheet loan commitments: [2]
Unused commitments to extend credit	$719,655	$326,807	$202,001	$60,768	1,309,231
Unused capacity on Warehouse Purchase Program loans [3]	546,439	—	—	—	546,439
Standby letters of credit	11,565	6,710	1,546	—	19,821
Total loan commitments	$1,277,659	$333,517	$203,547	$60,768	1,875,491
Total contractual obligations and loan commitments					$8,586,334
1 FHLB advances and subordinated debt are shown at their contractual amounts.
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

Capital Resources
Consistent with our goal to operate a sound and profitable organization, our policy is for the Company and its subsidiary bank to maintain “well-capitalized” status under the FRB regulations. Based on capital levels at March 31, 2016 and December 31, 2015, the Bank and the Company were considered to be well-capitalized.
At March 31, 2016, the Bank's equity totaled $850.9 million. The Company's consolidated equity totaled $823.1 million, or 10.9% of total assets, at March 31, 2016. Warehouse Purchase Program loan volumes can increase significantly on the last day of the month, potentially leading to a significant difference between the ending and average balance of Warehouse Purchase Program loans. At March 31, 2016, Warehouse Purchase Program loans totaled $1.03 billion, compared to an average balance of $796.8 million for the three months ended March 31, 2016. Because the capital ratios below are calculated using ending risk-weighted assets and Warehouse Purchase Program loans are risk-weighted at 100%, the end of period increase in these balances can significantly impact the Company's reported capital ratios.

	Actual		Required for Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2016	(Dollars in thousands)
Total risk-based capital
Company	$781,090	11.59%	$539,288	8.00%	$674,109	10.00%
Bank	723,850	10.74	539,282	8.00	674,102	10.00
Tier 1 risk-based capital
Company	652,103	9.67	404,466	6.00	539,288	8.00
Bank	668,366	9.91	404,461	6.00	539,282	8.00
Common equity tier 1 risk-based capital
Company	640,502	9.50	303,349	4.50	438,171	6.50
Bank	668,366	9.91	303,346	4.50	438,166	6.50
Tier 1 leverage
Company	652,103	9.34	279,130	4.00	348,913	5.00
Bank	668,366	9.58	279,155	4.00	348,944	5.00
December 31, 2015
Total risk-based capital
Company	$755,689	11.58%	$522,107	8.00%	$652,634	10.00%
Bank	691,554	10.60	522,116	8.00	652,645	10.00
Tier 1 risk-based capital
Company	635,162	9.73	391,580	6.00	522,107	8.00
Bank	644,461	9.87	391,587	6.00	522,116	8.00
Common equity tier 1 risk-based capital
Company	623,604	9.56	293,685	4.50	424,212	6.50
Bank	644,461	9.87	293,690	4.50	424,219	6.50
Tier 1 leverage
Company	635,162	9.46	268,430	4.00	335,537	5.00
Bank	644,461	9.61	268,273	4.00	335,341	5.00
Pursuant to new capital regulations adopted by the FRB and the other federal banking agencies, the Company and the Bank must maintain a capital conservation buffer consisting of additional common equity tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. The new capital conversation buffer began to be phased in beginning on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets is required, which amount will increase each year until the buffer requirement is fully implemented on January 1, 2019. At March 31, 2016, the Company's and the Bank's common equity tier 1 capital exceeded the required capital conservation buffer.

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
As illustrated in the tables below, the Bank was within policy limits for all scenarios tested. The tables presented below, as of March 31, 2016, and December 31, 2015, are internal analyses of our interest rate risk as measured by changes in EVE and EAR for instantaneous, parallel, and sustained shifts for all market rates and yield curves, in 100 basis point increments, up 400 basis points and down 100 basis points.
As illustrated in the tables below, our EVE would be negatively impacted by a parallel, instantaneous, and sustained increase in market rates. Such an increase in rates would negatively impact EVE as a result of the duration of assets, including loans and investments, being longer than the duration of liabilities, primarily deposit accounts and FHLB borrowings. As illustrated in the table below, at March 31, 2016, our EAR would be negatively impacted by a parallel, instantaneous, and sustained increase in market rates. As market interest rates rise, variable liability rates are modeled to increase faster than assets mature or reprice. Our EVE and EAR would also be negatively impacted by a 100 basis point decline in market rates.

March 31, 2016
Change in Interest Rates in Basis Points	Economic Value of Equity				Earnings at Risk (12 months)
	Estimated EVE	Estimated Increase / (Decrease) in EVE		EVE Ratio %	Estimated Net Interest Income	Increase / (Decrease) in Estimated Net Interest Income
	$ Amount	$ Change	% Change		$ Amount	$ Change	% Change
	(Dollars in thousands)
400	915,535	(106,501)	(10.42)	13.09	268,576	(4,369)	(1.60)
300	950,855	(71,181)	(6.96)	13.36	268,782	(4,163)	(1.53)
200	981,851	(40,185)	(3.93)	13.55	268,788	(4,157)	(1.52)
100	1,007,151	(14,885)	(1.46)	13.67	268,531	(4,414)	(1.62)
—	1,022,036	—	—	13.64	272,945	—	—
(100)	996,107	(25,929)	(2.54)	13.06	265,508	(7,437)	(2.72)

December 31, 2015
Change in Interest Rates in Basis Points	Economic Value of Equity				Earnings at Risk (12 months)
	Estimated EVE	Estimated Increase / (Decrease) in EVE		EVE Ratio %	Estimated Net Interest Income	Increase / (Decrease) in Estimated Net Interest Income
	$ Amount	$ Change	% Change		$ Amount	$ Change	% Change
	(Dollars in thousands)
400	911,142	(118,867)	(11.54)	12.86	252,686	(6,758)	(2.60)
300	947,909	(82,100)	(7.97)	13.15	254,417	(5,027)	(1.94)
200	981,508	(48,501)	(4.71)	13.38	256,044	(3,400)	(1.31)
100	1,011,522	(18,487)	(1.79)	13.56	257,491	(1,953)	(0.75)
—	1,030,009	—	—	13.58	259,444	—	—
(100)	999,211	(30,798)	(2.99)	12.96	248,731	(10,713)	(4.13)

The Bank's EVE was $1.02 billion, or 13.64%, of the market value of portfolio assets as of March 31, 2016, an $8.0 million decrease from $1.03 billion, or 13.58%, of the market value of portfolio assets as of December 31, 2015. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $40.2 million decrease in our EVE at March 31, 2016 compared to a $48.5 million decrease at December 31, 2015, and would result in a nine basis point decrease in our EVE ratio to 13.55% at March 31, 2016 compared to a 20 basis point decrease to 13.38% at December 31, 2015. An immediate 100 basis point decrease in market interest rates would result in a $25.9 million decrease in our EVE at March 31, 2016 compared to a $30.8 million decrease at December 31, 2015, and would result in a 58 basis point decrease in our EVE ratio to 13.06% at March 31, 2016, as compared to a 62 basis point decrease in our EVE ratio to 12.96% at December 31, 2015.
The Bank's projected EAR for the twelve months ending March 31, 2017 is $272.9 million, compared to $259.4 million for the twelve months ending December 31, 2016. Based on the assumptions utilized, an immediate 200 basis point increase in market rates would result in a $4.2 million, or 1.52%, decrease in net interest income for the twelve months ending March 31, 2017 compared to a $3.4 million, or 1.31%, decrease for the twelve months ending December 31, 2016. An immediate 100 basis point decrease in market rates would result in a $7.4 million decrease in net interest income for the twelve months ending March 31, 2017 compared to a $10.7 million decrease for the twelve months ending December 31, 2016.
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
An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2016. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company's internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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

There have been no material changes to the risk factors previously disclosed in the Company's 2015 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not repurchase any of its common stock during the quarter ended March 31, 2016.

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

10.3	2016 Executive Annual Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2016 (File No. 001-34737))

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

101
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Condensed Notes to Unaudited Consolidated Interim Financial Statements.

SIGNATURES
In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
LegacyTexas Financial Group, Inc.
(Registrant)

Date:	April 25, 2016	By:	/s/ Kevin J. Hanigan
Kevin J. Hanigan,
President and Chief Executive Officer
(Duly Authorized Officer)

Date:	April 25, 2016	By:	/s/ J. Mays Davenport
J. Mays Davenport
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibits:

31.1	Certification of the Chief Executive Officer
31.2	Certification of the Chief Financial Officer
32.0	Section 1350 Certifications
101
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Condensed Notes to Unaudited Consolidated Interim Financial Statements.