Form 10-Q
period 2016-06-30
LegacyTexas Financial Group, Inc.
filed 2016-07-26
CIK 1487052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class: Common Stock	Shares Outstanding as of July 25, 2016:
47,680,110

LEGACYTEXAS FINANCIAL GROUP, INC.
FORM 10-Q
June 30, 2016

PART 1 - FINANCIAL INFORMATION        Item 1. Financial Statements
LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
ASSETS	(unaudited)
Cash and due from financial institutions	$59,217	$53,847
Short-term interest-bearing deposits in other financial institutions	363,407	561,792
Total cash and cash equivalents	422,624	615,639
Securities available for sale, at fair value	325,042	311,708
Securities held to maturity (fair value: June 30, 2016 — $233,944, December 31, 2015— $247,202)	224,452	240,433
Loans held for sale, at fair value	20,752	22,535
Loans held for investment:
Loans held for investment (net of allowance for loan losses of $62,194 at June 30, 2016 and $47,093 at December 31, 2015)	5,633,252	5,017,554
Loans held for investment - Warehouse Purchase Program	980,390	1,043,719
Total loans held for investment	6,613,642	6,061,273
FHLB stock and other restricted securities, at cost	62,247	63,075
Bank-owned life insurance	55,853	55,231
Premises and equipment, net	71,232	77,637
Goodwill	178,559	180,776
Other assets	82,602	63,633
Total assets	$8,057,005	$7,691,940
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand	$1,235,731	$1,170,272
Interest-bearing demand	811,015	819,350
Savings and money market	2,249,490	2,209,698
Time	1,326,446	1,027,391
Total deposits	5,622,682	5,226,711
FHLB advances	1,333,337	1,439,904
Repurchase agreements	68,049	83,269
Subordinated debt	85,231	84,992
Other borrowings	24,894	—
Other liabilities	79,508	52,988
Total liabilities	7,213,701	6,887,864
Commitments and contingent liabilities
Shareholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized; 0 shares issued — June 30, 2016 and December 31, 2015	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; 47,670,440 shares issued — June 30, 2016 and 47,645,826 shares issued December 31, 2015	476	476
Additional paid-in capital	580,386	576,753
Retained earnings	272,454	240,496
Accumulated other comprehensive income (loss), net	2,918	(133)
Unearned Employee Stock Ownership Plan (ESOP) shares; 1,294,010 shares at June 30, 2016 and 1,365,457 shares at December 31, 2015	(12,930)	(13,516)
Total shareholders’ equity	843,304	804,076
Total liabilities and shareholders’ equity	$8,057,005	$7,691,940
See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest and dividend income
Loans, including fees	$73,376	$61,551	$142,182	$119,586
Taxable securities	2,359	2,252	4,671	4,751
Nontaxable securities	759	724	1,533	1,442
Interest-bearing deposits in other financial institutions	392	139	722	297
FHLB and Federal Reserve Bank stock and other	450	301	836	509
	77,336	64,967	149,944	126,585
Interest expense
Deposits	4,422	3,049	8,544	6,176
FHLB advances	2,103	1,774	3,776	3,480
Repurchase agreements and other borrowings	1,457	323	2,919	782
	7,982	5,146	15,239	10,438
Net interest income	69,354	59,821	134,705	116,147
Provision for loan losses	6,800	3,750	15,600	6,750
Net interest income after provision for loan losses	62,554	56,071	119,105	109,397
Non-interest income
Service charges and other fees	8,927	7,941	17,108	14,700
Net gain on sale of mortgage loans	2,250	2,121	3,830	4,193
Bank-owned life insurance income	441	424	867	843
Gain on sale of available-for-sale securities	65	—	65	211
Gain on sale and disposition of assets	1,186	429	5,258	457
Other	853	1,049	1,249	967
	13,722	11,964	28,377	21,371
Non-interest expense
Salaries and employee benefits	22,867	22,549	45,204	45,520
Merger and acquisition costs	—	8	—	1,553
Advertising	1,035	1,048	2,071	1,988
Occupancy and equipment	3,779	3,838	7,470	7,646
Outside professional services	1,227	625	2,043	1,375
Regulatory assessments	1,330	1,146	2,463	1,968
Data processing	3,664	2,537	6,994	5,332
Office operations	2,541	2,652	5,009	5,045
Other	3,170	2,505	5,901	4,258
	39,613	36,908	77,155	74,685
Income before income tax expense	36,663	31,127	70,327	56,083
Income tax expense	13,446	10,876	25,028	19,508
Net income	$23,217	$20,251	$45,299	$36,575
Earnings per share:
Basic	$0.50	$0.44	$0.98	$0.79
Diluted	$0.50	$0.44	$0.97	$0.79
Dividends declared per share	$0.14	$0.13	$0.28	$0.26

See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$23,217	$20,251	$45,299	$36,575
Change in unrealized gains (losses) on securities available for sale	1,725	(1,925)	4,764	(1,034)
Reclassification of amount realized through sale of securities	(65)	—	(65)	(211)
Tax effect	(583)	675	(1,648)	437
Other comprehensive income, net of tax	1,077	(1,250)	3,051	(808)
Comprehensive income	$24,294	$19,001	$48,350	$35,767
See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)
(Dollars in thousands, except share and per share data)

For the six months ended June 30, 2015	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at January 1, 2015	$400	$386,549	$195,327	$930	$(14,983)	$568,223
Net income	—	—	36,575	—	—	36,575
Other comprehensive income (loss), net of tax	—	—	—	(808)	—	(808)
Dividends declared ($0.26 per share)	—	—	(12,409)	—	—	(12,409)
ESOP shares earned, (92,097 shares)	—	1,505	—	—	733	2,238
Share-based compensation expense	—	3,219	—	—	—	3,219
Activity in employee stock plans, (112,522 shares)	1	650	—	—	—	651
Share repurchase, (357,950 shares)	(4)	(7,985)	—	—	—	(7,989)
Acquisition of LegacyTexas Group, Inc., (7,850,070 shares)	79	187,145	—	—	—	187,224
Balance at June 30, 2015	$476	$571,083	$219,493	$122	$(14,250)	$776,924
For the six months ended June 30, 2016
Balance at January 1, 2016	$476	$576,753	$240,496	$(133)	$(13,516)	$804,076
Net income	—	—	45,299	—	—	45,299
Other comprehensive income, net of tax	—	—	—	3,051	—	3,051
Dividends declared ($0.28 per share)	—	—	(13,341)	—	—	(13,341)
ESOP shares earned, (71,447) shares	—	982	—	—	586	1,568
Share-based compensation expense	—	2,223	—	—	—	2,223
Activity in employee stock plans, (24,614 shares)	—	428	—	—	—	428
Balance at June 30, 2016	$476	$580,386	$272,454	$2,918	$(12,930)	$843,304

See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net income	$45,299	$36,575
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	15,600	6,750
Depreciation and amortization	3,506	3,636
Deferred tax expense (benefit)	(5,063)	4,174
Premium amortization and accretion of securities, net	2,082	2,006
Accretion related to acquired loans	(2,532)	(6,548)
Gain on sale of available for sale securities	(65)	(211)
ESOP compensation expense	1,568	2,238
Share-based compensation expense	2,223	3,219
Net gain on loans held for sale	(3,830)	(4,193)
Loans originated or purchased for sale	(100,690)	(114,637)
Proceeds from sale of loans held for sale	106,303	116,566
FHLB stock dividends	(238)	(65)
Bank-owned life insurance income	(867)	(843)
(Gain) on sale and disposition of repossessed assets, premises and equipment	(3,937)	(176)
Disposition of insurance subsidiary goodwill upon sale of subsidiary operations	2,217	—
Net change in deferred loan fees/costs	(4,259)	470
Net change in accrued interest receivable	(2,448)	(1,922)
Net change in other assets	(4,974)	5,913
Net change in other liabilities	25,107	2,094
Net cash provided by operating activities	75,002	55,046
Cash flows from investing activities
Available-for-sale securities:
Maturities, prepayments and calls	228,710	31,352
Purchases	(246,485)	(44,730)
Proceeds from sale of AFS securities	7,700	16,581
Held-to-maturity securities:
Maturities, prepayments and calls	21,177	26,710
Purchases	(5,774)	(6,335)
Originations of Warehouse Purchase Program loans	(8,729,890)	(7,987,452)
Proceeds from pay-offs of Warehouse Purchase Program loans	8,793,219	7,688,871
Net change in loans held for investment, excluding Warehouse Purchase Program loans	(635,097)	(356,801)
Redemption (purchase) of FHLB and Federal Reserve Bank stock and other	1,066	(21,386)
Cash received in excess of cash paid for acquisition of LegacyTexas Group, Inc.	—	128,598
Purchases of premises and equipment	(2,278)	(3,476)
Proceeds from sale of assets	13,470	8,225
Net cash (used in) investing activities	(554,182)	(519,843)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from financing activities
Net change in deposits	395,971	240,192
Proceeds from FHLB advances	650,000	1,075,000
Repayments on FHLB advances	(756,567)	(720,602)
Share repurchase	—	(7,989)
Proceeds from borrowings	24,894	—
Repayments of borrowings	(15,220)	(50,050)
Payment of dividends	(13,341)	(12,409)
Activity in employee stock plans	428	651
Net cash provided by financing activities	286,165	524,793
Net change in cash and cash equivalents	(193,015)	59,996
Beginning cash and cash equivalents	615,639	132,021
Ending cash and cash equivalents	$422,624	$192,017
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$10,590	$589
Common stock issued in consideration of LegacyTexas Group, Inc. acquisition	—	187,224
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

NOTE 2 - SHARE TRANSACTIONS
On March 1, 2016, the Company announced the resumption of its existing stock repurchase program. The open-ended stock repurchase program, which commenced in August 2012, allows for the repurchase of up to 1,978,871 shares in the open market and in negotiated transactions, depending on market conditions. At June 30, 2016, 441,750 shares have been repurchased under this stock repurchase program, leaving 1,537,121 shares available for future repurchases under the program. Subsequently, the Company entered into a new trading plan with Sandler O’Neill & Partners, LP in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to facilitate repurchases of its common stock pursuant to the above mentioned stock repurchase program. No shares of Company stock were repurchased under this program during the three or six months ended June 30, 2016.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 3 - EARNINGS PER COMMON SHARE
Basic earnings per common share is computed by dividing net income (which has been adjusted for distributed and undistributed earnings to participating securities) by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unvested restricted stock awards. Unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in ASC 260-10-45-60B. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock awards and options) were exercised or converted to common stock, or resulted in the issuance of common stock that then shared in the Company’s earnings. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unexercised stock options and unvested restricted stock awards. The dilutive effect of the unexercised stock options and unvested restricted stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. A reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic earnings per share:
Numerator:
Net income	$23,217	$20,251	$45,299	$36,575
Distributed and undistributed earnings to participating securities	(103)	(160)	(232)	(299)
Income available to common shareholders	$23,114	$20,091	$45,067	$36,276
Denominator:
Weighted average common shares outstanding	47,658,896	47,611,263	47,652,361	47,680,597
Less: Average unallocated ESOP shares	(1,317,433)	(1,487,747)	(1,335,294)	(1,510,641)
Average unvested restricted stock awards	(205,464)	(363,284)	(236,942)	(377,612)
Average shares for basic earnings per share	46,135,999	45,760,232	46,080,125	45,792,344
Basic earnings per common share	$0.50	$0.44	$0.98	$0.79
Diluted earnings per share:
Numerator:
Income available to common shareholders	$23,114	$20,091	$45,067	$36,276
Denominator:
Average shares for basic earnings per share	46,135,999	45,760,232	46,080,125	45,792,344
Dilutive effect of share-based compensation plan	216,142	271,035	163,745	214,267
Average shares for diluted earnings per share	46,352,141	46,031,267	46,243,870	46,006,611
Diluted earnings per common share	$0.50	$0.44	$0.97	$0.79
Share awards excluded in the computation of diluted earnings per share because the exercise price was greater than the common stock average market price and were therefore antidilutive	830,600	841,623	946,166	1,053,800

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 4 - SECURITIES
The amortized cost, related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss), and the fair value of securities available for sale were as follows:

June 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency residential mortgage-backed securities [1]	$221,289	$2,646	$96	$223,839
Agency commercial mortgage-backed securities [1]	9,453	222	—	9,675
Agency residential collateralized mortgage obligations [1]	36,195	472	48	36,619
US government and agency securities	14,597	234	—	14,831
Municipal bonds	39,014	1,128	64	40,078
Total securities	$320,548	$4,702	$208	$325,042
December 31, 2015
Agency residential mortgage-backed securities [1]	$224,582	$841	$1,575	$223,848
Agency commercial mortgage-backed securities [1]	9,483	—	66	9,417
Agency residential collateralized mortgage obligations [1]	22,430	26	142	22,314
US government and agency securities	14,906	148	—	15,054
Municipal bonds	40,512	637	74	41,075
Total securities	$311,913	$1,652	$1,857	$311,708
1 Mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
The carrying amount, unrealized gains and losses, and fair value of securities held to maturity were as follows:

June 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency residential mortgage-backed securities [1]	$79,909	$2,529	$2	$82,436
Agency commercial mortgage-backed securities [1]	28,306	1,916	—	30,222
Agency residential collateralized mortgage obligations [1]	49,738	1,343	32	51,049
Municipal bonds	66,499	3,750	12	70,237
Total securities	$224,452	$9,538	$46	$233,944
December 31, 2015
Agency residential mortgage-backed securities [1]	$87,935	$1,837	$284	$89,488
Agency commercial mortgage-backed securities [1]	24,848	913	64	25,697
Agency residential collateralized mortgage obligations [1]	59,174	1,087	55	60,206
Municipal bonds	68,476	3,447	112	71,811
Total securities	$240,433	$7,284	$515	$247,202
1 Mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The carrying amount and fair value of held to maturity debt securities and the fair value of available for sale debt securities at June 30, 2016 by contractual maturity are set forth in the table below. Securities with contractual payments not due at a single maturity date, including mortgage-backed securities and collateralized mortgage obligations, are shown separately.

	Held to maturity		Available for sale
	Carrying Amount	Fair Value	Fair Value
Due in one year or less	$1,707	$1,729	$14,307
Due after one to five years	7,816	8,182	13,971
Due after five to ten years	47,063	50,151	16,860
Due after ten years	9,913	10,175	9,771
Agency residential mortgage-backed securities	79,909	82,436	223,839
Agency commercial mortgage-backed securities	28,306	30,222	9,675
Agency residential collateralized mortgage obligations	49,738	51,049	36,619
Total	$224,452	$233,944	$325,042

Securities with a carrying value of $228,783 and $280,629 at June 30, 2016 and December 31, 2015, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.
Sales activity of securities for the six months ended June 30, 2016 and 2015 was as follows. All securities sold were classified as available for sale.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Proceeds	$7,700	$—	$7,700	$16,581
Gross gains	72	—	72	211
Gross losses	7	—	7	—
Tax benefit of securities gains/losses	23	—	23	74
Gains and losses on the sale of securities classified as available for sale are recorded on the trade date using the specific-identification method.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Securities with unrealized losses at June 30, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

AFS	Less than 12 Months		12 Months or More		Total
June 30, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency residential mortgage-backed securities [1]	$9,616	$50	$1,957	$46	$11,573	$96
Agency residential collateralized mortgage obligations [1]	925	7	4,062	41	4,987	48
Municipal bonds	1,920	16	2,975	48	4,895	64
Total temporarily impaired	$12,461	$73	$8,994	$135	$21,455	$208
December 31, 2015
Agency residential mortgage-backed securities [1]	$158,172	$1,353	$10,474	$222	$168,646	$1,575
Agency commercial mortgage-backed securities [1]	9,417	66	—	—	9,417	66
Agency residential collateralized mortgage obligations [1]	13,517	81	6,992	61	20,509	142
Municipal bonds	7,249	74	—	—	7,249	74
Total temporarily impaired	$188,355	$1,574	$17,466	$283	$205,821	$1,857

HTM	Less than 12 Months		12 Months or More		Total
June 30, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency residential mortgage-backed securities [1]	$2,057	$2	$—	$—	$2,057	$2
Agency residential collateralized mortgage obligations [1]	3,022	3	2,218	29	5,240	32
Municipal bonds	279	1	1,086	11	1,365	12
Total temporarily impaired	$5,358	$6	$3,304	$40	$8,662	$46
December 31, 2015
Agency residential mortgage-backed securities [1]	$41,935	$284	$—	$—	$41,935	$284
Agency commercial mortgage-backed securities [1]	3,805	64	—	—	3,805	64
Agency residential collateralized mortgage obligations [1]	3,714	6	3,060	49	6,774	55
Municipal bonds	1,638	10	6,369	102	8,007	112
Total temporarily impaired	$51,092	$364	$9,429	$151	$60,521	$515
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
As of June 30, 2016, 32 securities had unrealized losses, 19 of which had been in an unrealized loss position for over 12 months at June 30, 2016. The Company does not believe these unrealized losses are other-than-temporary and, at June 30, 2016, had the intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. All principal and interest payments are being received on time and in full.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 5 - LOANS
Loans consist of the following:

	June 30, 2016	December 31, 2015
Loans held for sale	$20,752	$22,535

Loans held for investment:
Commercial real estate	$2,520,431	$2,177,543
Commercial and industrial	1,782,463	1,612,669
Construction and land	281,936	269,708
Consumer real estate	1,046,794	936,757
Other consumer	61,423	69,830
Gross loans held for investment, excluding Warehouse Purchase Program	5,693,047	5,066,507
Net of:
Deferred costs (fees) and discounts, net	2,399	(1,860)
Allowance for loan losses	(62,194)	(47,093)
Net loans held for investment, excluding Warehouse Purchase Program	5,633,252	5,017,554
Warehouse Purchase Program	980,390	1,043,719
Total loans held for investment	$6,613,642	$6,061,273

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Activity in the allowance for loan losses for the three and six months ended June 30, 2016 and 2015, segregated by portfolio segment and evaluation for impairment, is set forth below. All Warehouse Purchase Program loans are collectively evaluated for impairment and are purchased under several contractual requirements, providing safeguards to the Company. These safeguards include the requirement that our mortgage company customers have a takeout commitment for each loan and multiple investors for purchases. To date, the Company has not experienced a loss on these loans and no allowance for loan losses has been allocated to them. At June 30, 2016 and 2015, the allowance for loan impairment related to purchased credit impaired ("PCI") loans totaled $148 and $127, respectively.

For the three months ended June 30, 2016	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance - April 1, 2016	$15,274	$31,431	$3,430	$4,252	$1,097	$55,484
Charge-offs	—	(82)	—	(70)	(193)	(345)
Recoveries	3	178	—	9	65	255
Provision expense	889	4,852	520	398	141	6,800
Ending balance - June 30, 2016	$16,166	$36,379	$3,950	$4,589	$1,110	$62,194
For the six months ended June 30, 2016
Allowance for loan losses:
Beginning balance - January 1, 2016	$14,123	$24,975	$3,013	$3,992	$990	$47,093
Charge-offs	—	(465)	—	(70)	(391)	(926)
Recoveries	9	214	—	52	152	427
Provision expense	2,034	11,655	937	615	359	15,600
Ending balance - June 30, 2016	$16,166	$36,379	$3,950	$4,589	$1,110	$62,194
Allowance ending balance:
Individually evaluated for impairment	$355	$8,250	$—	$109	$55	$8,769
Collectively evaluated for impairment	15,811	28,129	3,950	4,480	1,055	53,425
Loans:
Individually evaluated for impairment	1,341	31,370	27	4,924	90	37,752
Collectively evaluated for impairment	2,512,377	1,750,814	281,909	1,041,004	61,060	5,647,164
PCI loans	6,713	279	—	866	273	8,131
Ending balance	$2,520,431	$1,782,463	$281,936	$1,046,794	$61,423	$5,693,047

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

For the three months ended June 30, 2015	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance - April 1, 2015	$12,610	$10,741	$463	$3,983	$479	$28,276
Charge-offs	(78)	(977)	—	(27)	(275)	(1,357)
Recoveries	—	42	—	14	142	198
Provision expense (benefit)	(1,247)	3,415	1,068	150	364	3,750
Ending balance - June 30, 2015	$11,285	$13,221	$1,531	$4,120	$710	$30,867
For the six months ended June 30, 2015
Allowance for loan losses:
Beginning balance - January 1, 2015	$11,830	$9,068	$174	$4,069	$408	$25,549
Charge-offs	(82)	(1,041)	—	(215)	(523)	(1,861)
Recoveries	21	101	—	60	247	429
Provision expense (benefit)	(484)	5,093	1,357	206	578	6,750
Ending balance - June 30, 2015	$11,285	$13,221	$1,531	$4,120	$710	$30,867
Allowance ending balance:
Individually evaluated for impairment	$897	$1,078	$—	$56	$10	$2,041
Collectively evaluated for impairment	10,388	12,143	1,531	4,064	700	28,826
Loans:
Individually evaluated for impairment	4,282	12,648	141	5,041	191	22,303
Collectively evaluated for impairment	1,914,846	1,293,671	230,000	840,099	79,258	4,357,874
PCI loans	11,128	1,849	441	842	349	14,609
Ending balance	$1,930,256	$1,308,168	$230,582	$845,982	$79,798	$4,394,786
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
Impaired loans at June 30, 2016 and December 31, 2015, were as follows 1:

June 30, 2016	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial real estate	$1,459	$248	$1,093	$1,341	$332
Commercial and industrial	33,305	2,648	28,722	31,370	8,249
Construction and land	34	27	—	27	—
Consumer real estate	5,612	4,913	11	4,924	11
Other consumer	123	39	51	90	29
Total	$40,533	$7,875	$29,877	$37,752	$8,621
December 31, 2015
Commercial real estate	$11,682	$10,618	$962	$11,580	$303
Commercial and industrial	18,649	13,894	3,012	16,906	1,467
Construction and land	38	33	—	33	—
Consumer real estate	5,327	4,754	13	4,767	13
Other consumer	199	49	71	120	45
Total	$35,895	$29,348	$4,058	$33,406	$1,828
1 No Warehouse Purchase Program loans were impaired at June 30, 2016 or December 31, 2015. Loans reported do not include PCI loans.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Income on impaired loans at June 30, 2016 and 2015, was as follows1:

June 30, 2016	Current Quarter Average Recorded Investment	Year-to-Date Average Recorded Investment	Current Quarter Interest Income Recognized	Year-to-Date Interest Income Recognized
Commercial real estate	$1,376	$5,836	$2	$4
Commercial and industrial	30,351	25,076	—	1
Construction and land	29	31	—	—
Consumer real estate	6,040	5,834	4	8
Other consumer	98	105	1	2
Total	$37,894	$36,882	$7	$15
June 30, 2015
Commercial real estate	$5,886	$6,537	$9	$19
Commercial and industrial	9,881	8,187	2	5
Construction and land	141	125	—	—
Consumer real estate	5,103	5,319	3	5
Other consumer	216	245	1	2
Total	$21,227	$20,413	$15	$31
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
Loans past due over 90 days that were still accruing interest totaled $124 at June 30, 2016 and $111 at December 31, 2015, which consisted entirely of PCI loans. At June 30, 2016, no PCI loans were considered non-performing loans. No Warehouse Purchase Program loans were non-performing at June 30, 2016 or December 31, 2015. Non-performing (nonaccrual) loans were as follows:

	June 30, 2016	December 31, 2015
Commercial real estate	$1,183	$11,418
Commercial and industrial	31,362	16,877
Construction and land	27	33
Consumer real estate	10,005	9,781
Other consumer	274	107
Total	$42,851	$38,216
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
The outstanding balances of TDRs are shown below:

	June 30, 2016	December 31, 2015
Nonaccrual TDRs(1)	$13,200	$6,207
Performing TDRs (2)	565	605
Total	$13,765	$6,812
Specific reserves on TDRs	$549	$487
Outstanding commitments to lend additional funds to borrowers with TDR loans	—	—
1 Nonaccrual TDR loans are included in the nonaccrual loan totals.
2 Performing TDR loans are loans that have been performing under the restructured terms for at least six months and the Company is accruing interest on these loans.
The following tables provide the recorded balances of loans modified as a TDR during the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30, 2016				Six Months Ended June 30, 2016
	Principal Deferrals (1)	Combination of Rate Reduction and Principal Deferral	Other	Total	Principal Deferrals (1)	Combination of Rate Reduction and Principal Deferral	Other		Total
Commercial and industrial	$—	$—	$—	$—	$6	$—	$7,138	(2)	$7,144
Consumer real estate	—	—	—	—	67	81	—		148
Total	$—	$—	$—	$—	$73	$81	$7,138		$7,292
	Three Months Ended June 30, 2015				Six Months Ended June 30, 2015
Commercial and industrial	$—	$—	$—	$—	$—	$—	$80		$80
Consumer real estate	87	—	—	87	87	62	—		149
Total	$87	$—	$—	$87	$87	$62	$80		$229
1 Principal deferrals include Chapter 7 bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt. Such loans are placed on non-accrual status.
2 Includes a $6.2 million reserve-based energy relationship; the primary modification to this relationship was suspension of required borrowing base payments.
Loans modified as a TDR during the three and six months ended June 30, 2016 or 2015 which experienced a subsequent payment default during the periods are shown below. A payment default is defined as a loan that was 90 days or more past due.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Construction and land	$—	$101	$—	$101
Consumer real estate	—	65	$35	$65
Total	$—	$166	$35	$166

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Loans acquired with evidence of credit quality deterioration at acquisition, for which it was probable that the Company would not be able to collect all contractual amounts due, were accounted for as PCI loans. The carrying amount of PCI loans included in the consolidated balance sheets and the related outstanding balances at June 30, 2016 and December 31, 2015 are set forth in the table below. The outstanding balance represents the total amount owed, including accrued but unpaid interest, and any amounts previously charged off.

	June 30, 2016	December 31, 2015
Carrying amount [1]	$7,983	$11,804
Outstanding balance	8,883	13,053
1 The carrying amounts are reported net of allowance for loan losses of $148 and $150 as of June 30, 2016 and December 31, 2015.
Changes in the accretable yield for PCI loans for the three and six months ended June 30, 2016, and 2015 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning balance	$3,056	$3,736	$3,356	$2,100
Additions	—	—	—	1,907
Reclassifications (to) from nonaccretable	(493)	299	(256)	406
Disposals	(14)	(350)	(282)	(354)
Accretion	(273)	(375)	(542)	(749)
Balance at end of period	$2,276	$3,310	$2,276	$3,310
Below is an analysis of the age of recorded investment in loans that were past due at June 30, 2016 and December 31, 2015. No Warehouse Purchase Program loans were delinquent at June 30, 2016 or December 31, 2015 and therefore are not included in the following table.

June 30, 2016	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Loans Past Due	Current Loans [1]	Total Loans
Commercial real estate	$32	$1,448	$160	$1,640	$2,518,791	$2,520,431
Commercial and industrial	6,786	619	12,592	19,997	1,762,466	1,782,463
Construction and land	118	—	—	118	281,818	281,936
Consumer real estate	203	4,109	2,059	6,371	1,040,423	1,046,794
Other consumer	663	63	114	840	60,583	61,423
Total	$7,802	$6,239	$14,925	$28,966	$5,664,081	$5,693,047
December 31, 2015
Commercial real estate	$16	$176	$10,269	$10,461	$2,167,082	$2,177,543
Commercial and industrial	884	670	12,255	13,809	1,598,860	1,612,669
Construction and land	623	—	—	623	269,085	269,708
Consumer real estate	10,880	2,463	3,458	16,801	919,956	936,757
Other consumer	463	37	—	500	69,330	69,830
Total	$12,866	$3,346	$25,982	$42,194	$5,024,313	$5,066,507
1 Includes acquired PCI loans with a total carrying value of $7,936 and $11,328 at June 30, 2016 and December 31, 2015, respectively.
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
The recorded investment in loans by credit quality indicators at June 30, 2016 and December 31, 2015, was as follows.
Real Estate and Commercial and Industrial Credit Exposure
Credit Risk Profile by Internally Assigned Grade

June 30, 2016	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate
Grade: [1]
Pass	$2,496,101	$1,530,291	$281,819	$1,030,771
Special Mention	8,925	131,071	—	2,801
Substandard	14,470	121,044	90	9,855
Doubtful	935	57	27	3,367
Total	$2,520,431	$1,782,463	$281,936	$1,046,794
December 31, 2015
Grade: [1]
Pass	$2,135,539	$1,460,725	$269,582	$920,519
Special Mention	13,633	92,048	—	3,327
Substandard	27,572	59,835	93	9,606
Doubtful	799	61	33	3,305
Total	$2,177,543	$1,612,669	$269,708	$936,757
1 PCI loans are included in the substandard or doubtful categories. These categories are consistent with the "substandard" and "doubtful" categories as defined by regulatory authorities.
Warehouse Purchase Program Credit Exposure
All Warehouse Purchase Program loans were graded pass as of June 30, 2016 and December 31, 2015.
Consumer Other Credit Exposure
Credit Risk Profile Based on Payment Activity

	June 30, 2016	December 31, 2015
Performing	$61,149	$69,723
Non-performing	274	107
Total	$61,423	$69,830

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
The Company elects the fair value option for residential mortgage loans held for sale in accordance with ASC 825, "Financial Instruments". This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC 815, “Derivatives and Hedging.” Mortgage loans held for sale, which are sold on a servicing released basis, are valued on a recurring basis using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted to credit risk and other individual loan characteristics. As these prices are derived from market observable inputs, the Company classifies these valuations as Level 2 in the fair value disclosures. At June 30, 2016, loans held for sale had an aggregate fair value of $20,752 and an aggregate outstanding principal balance of $19,938 and were recorded in mortgage loans held for sale in the consolidated balance sheet. There were no mortgage loans held for sale that were 90 days or greater past due or on non-accrual at June 30, 2016. Interest income on mortgage loans held for sale is recognized based on the contractual rates and reflected in interest income on loans held for sale in the consolidated income statement.

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (i) the assets have been isolated from the Company, (ii) the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (iii) the Company does not maintain effective control over the transferred assets through either (a) an agreement that entitles and obligates the Company to repurchase or redeem them before their maturity or (b) the ability to unilaterally cause the holder to return specific assets. The Company has no continuing involvement in any residential mortgage loans sold.
The Company enters into a variety of derivative instruments as part of its hedging strategy and measures these instruments at fair value on a recurring basis in the balance sheet. The majority of these derivatives are forward mortgage-backed securities and are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, the Company utilized the exchange price or dealer market price for the particular derivative contract; therefore these contracts are classified as Level 2. In addition, the Company enters into interest rate lock commitments ("IRLCs") with prospective borrowers. These commitments are carried at fair value based on the fair value of the underlying mortgage loans which are based on observable market data. The Company adjusts the outstanding IRLCs with prospective borrowers based on an expectation that it will be exercised and the loan will be funded. IRLCs are recorded in other assets or other liabilities in the consolidated balance sheet. These commitments are classified as Level 2 in the fair value disclosures, as the valuations are based on market observable inputs. Net gains of $86 and $296 resulting from changes in the fair value of these IRLCs and net losses of $301 and $646 on forward mortgage-backed securities trades were recorded in net gain on sale of mortgage loans during the three and six months ended June 30, 2016. These gains and losses were not attributable to instrument-specific credit risk. Please see Note 7 - Derivative Financial Instruments for more information.

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
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
	June 30, 2016	December 31, 2015
Assets:
Agency residential mortgage-backed securities	$223,839	$223,848
Agency commercial mortgage-backed securities	9,675	9,417
Agency residential collateralized mortgage obligations	36,619	22,314
US government and agency securities	14,831	15,054
Municipal bonds	40,078	41,075
Total securities available for sale	$325,042	$311,708

Loans held for sale	$20,752	$22,535
Derivative financial instruments:
Interest rate lock commitments	717	421
Forward mortgage-backed securities trades	—	15
Loan customer counterparty	1,704	260
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	—	—
Forward mortgage-backed securities trades	173	29
Financial institution counterparty	1,704	260
Assets and Liabilities Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below. There were no liabilities measured at fair value on a non-recurring basis at June 30, 2016 or December 31, 2015.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	June 30, 2016	December 31, 2015
Assets:
Impaired loans	$21,256	$2,230
Foreclosed assets:
Commercial real estate	11,888	4,784
Construction and land	1,447	1,802
Residential real estate	33	106
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
Foreclosed assets are measured at the lower of book or fair value less costs to sell using third party appraisals, listing agreements or sale contracts, which may be adjusted by additional Level 3 inputs, such as discounts of market value, estimated marketing costs and estimated legal expenses. Management may also consider additional adjustments on specific properties due to the age of the appraisal, expected holding period, lack of comparable sales, or if the other real estate owned is a special use property. At June 30, 2016, the Company had $368 in residential mortgage loans in the process of foreclosure.
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

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The carrying amount and fair value information of financial instruments not recorded at fair value in their entirety on a recurring basis on the Company's consolidated balance sheets at June 30, 2016 and at December 31, 2015, were as follows:

		Fair Value
June 30, 2016	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$422,624	$422,624	$—	$—
Securities held to maturity	224,452	—	233,944	—
Loans held for investment, net	5,633,252	—	—	5,772,856
Loans held for investment - Warehouse Purchase Program	980,390	—	—	980,524
FHLB and other restricted securities, at cost	62,247	—	62,247	—
Accrued interest receivable	19,557	19,557	—	—
Financial liabilities
Deposits	$5,622,682	$—	$—	$5,410,523
FHLB advances	1,333,337	—	—	1,330,620
Repurchase agreements	68,049	—	—	68,048
Subordinated debt	85,231	—	—	82,309
Other borrowings	24,894	—	—	25,000
Accrued interest payable	1,955	1,955	—	—
December 31, 2015
Financial assets
Cash and cash equivalents	$615,639	$615,639	$—	$—
Securities held to maturity	240,433	—	247,202	—
Loans held for investment, net	5,017,554	—	—	5,083,093
Loans held for investment - Warehouse Purchase Program	1,043,719	—	—	1,042,434
FHLB and other restricted securities, at cost	63,075	—	63,075	—
Accrued interest receivable	17,109	17,109	—	—
Financial liabilities
Deposits	$5,226,711	$—	$—	$4,920,648
FHLB advances	1,439,904	—	—	1,433,125
Repurchase agreement	83,269	—	—	81,956
Subordinated debt	84,992	—	—	85,771
Accrued interest payable	1,653	1,653	—	—

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Estimated fair value is the carrying amount for cash and cash equivalents and accrued interest receivable and payable. The fair values of securities held to maturity are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2 inputs). For loans held for investment (including Warehouse Purchase Program loans), fair value is based on discounted cash flows using current market offering rates, estimated life, and applicable credit risk. For deposits, FHLB advances and overnight repurchase agreements with depositors, fair value is calculated using the FHLB advance curve to discount cash flows for the estimated life for deposits and according to the contractual repayment schedule for FHLB advances. The fair value of the structured repurchase agreement is based on discounting the estimated cash flows using the current rate at which similar borrowings would be made with similar terms and remaining maturities. The fair value of other borrowings, which consists of an unsecured term loan borrowed by the Company in the second quarter of 2016, is the loan's par value, since the loan was recorded on the Company's balance sheet near the June 30, 2016 reporting date. The fair value of subordinated debt and trust preferred securities is based on current market rates on similar debt in the market. The fair value of FHLB stock and other restricted securities is based on the securities' cost basis due to restrictions on its transferability. The fair value of off-balance sheet items is based on the current fees or costs that would be charged to enter into or terminate such arrangements and are not considered significant to this presentation.

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
The following table provides the outstanding notional balances and fair values of outstanding positions at June 30, 2016 and December 31, 2015.

	June 30, 2016			December 31, 2015
Derivative Positions related to Mortgage Loans Held for Sale:	Expiration Dates	Outstanding Notional Balance	Fair Value	Expiration Dates	Outstanding Notional Balance	Fair Value
Assets:
IRLCs	2016	$17,150	$717	2016	$12,518	$421
Forward mortgage-backed securities trades	2016	—	—	2016	11,874	15
Liabilities:
Forward mortgage-backed securities trades	2016	$26,035	$173	2016	$8,500	$29

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

The notional amounts and estimated fair values of interest rate swap derivative positions outstanding and weighted-average receive and pay interest rates at June 30, 2016 and December 31, 2015 are presented in the following table.

Derivative Positions related to Commercial Loan Interest Rate Swaps and Caps:	Outstanding Notional Amount	Estimated Fair Value	Weighted-Average Interest Rate
			Received	Paid
June 30, 2016
Loan customer counterparty	$99,572	$1,704	5.24%	3.76%
Financial institution counterparty	(99,572)	(1,704)	3.76	5.24

December 31, 2015
Loan customer counterparty	$24,796	$260	5.01%	3.37%
Financial institution counterparty	(24,796)	(260)	3.37	5.01

Our credit exposure on interest rate swaps is limited to the net favorable value of all swaps by each counterparty. In some cases, collateral may be required from the counterparties involved if the net value of the swaps exceeds a nominal amount considered to be immaterial. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. Our cash collateral pledged for interest rate swaps and included in our interest-bearing deposits, which totaled $1,700 at June 30, 2016 and $300 at December 31, 2015, is in excess of our credit exposure. The Company does not offset fair value amounts recognized for derivative instruments and the amounts collected and/or deposited on derivative instruments in its consolidated balance sheets.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 8 - SHARE-BASED COMPENSATION

Compensation cost charged to income for share-based compensation is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Restricted stock	$733	$1,070	$1,181	$2,262
Stock options	493	430	1,042	957
Income tax benefit	429	525	778	1,127

A summary of activity in the restricted stock portion of the Company's stock plans is presented below:

	Six Months Ended June 30, 2016
	Time-Vested Shares		Performance-Based Shares
	Shares	Weighted-Average Grant Date Fair Value per Share [1]	Shares	Weighted-Average Grant Date Fair Value per Share [2]
Non-vested at December 31, 2015	246,461	$20.98	61,800	$25.02
Granted	—	—	—	—
Vested	(96,665)	20.86	(20,600)	25.02
Non-vested at June 30, 2016	149,796	$20.81	41,200	$26.33
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
As of June 30, 2016, there was $3,322 of total unrecognized compensation expense related to non-vested restricted shares awarded under the Company's stock plans. That expense is expected to be recognized over a weighted-average period of 1.37 years.
A summary of activity in the stock option portion of the Company's stock plans as of June 30, 2016 is presented below:

	Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2015	1,865,750	$22.21	7.9	$6,401
Granted	19,000	21.73	10.0	—
Exercised	(24,614)	19.97	—	127
Forfeited	(59,666)	24.91	—	—
Outstanding at June 30, 2016	1,800,470	22.14	7.3	8,641
Fully vested and expected to vest	1,795,218	22.14	7.3	8,625
Exercisable at June 30, 2016	805,534	$19.79	6.4	$5,742
As of June 30, 2016, there was $5,769 of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over a weighted-average period of 2.94 years.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 9 - INCOME TAXES
A summary of the net deferred tax assets as of June 30, 2016 and December 31, 2015, is presented below:

	June 30, 2016	December 31, 2015
Net deferred tax assets	$24,455	$21,040
Estimated annual effective tax rate	35%

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
The contractual amounts of financial instruments with off‑balance sheet risk at June 30, 2016 and December 31, 2015, are summarized below. Please see Part I-Item 2-"Off-Balance Sheet Arrangements, Contractual Obligations and Commitments" of this Form 10-Q for information related to commitment maturities.

	June 30, 2016	December 31, 2015
Unused commitments to extend credit	$1,356,035	$1,211,964
Unused capacity on Warehouse Purchase Program loans	744,610	476,281
Standby letters of credit	27,046	18,644
Total unused commitments/capacity	$2,127,691	$1,706,889
In addition to the commitments above, the Company guarantees the credit card debt of certain customers to the merchant bank that issues the credit cards. These guarantees are in place for as long as the guaranteed credit card is open. At June 30, 2016 and December 31, 2015, these credit card guarantees totaled $2,275 and $1,028, respectively. This amount represents the maximum potential amount of future payments under the guarantee, which the Company is responsible for in the event of customer non-payment.
In addition to the commitments above, the Company had overdraft protection available in the amounts of $86,020 and $87,077 at June 30, 2016 and December 31, 2015, respectively.
In regards to unused capacity on Warehouse Purchase Program loans, the Company has established maximum purchase facility amounts, but reserves the right, at any time, to refuse to buy any mortgage loans offered for sale by each customer, for any reason in the Company's sole and absolute discretion.
The Company, at June 30, 2016, had FHLB letters of credit of $833,111 pledged to secure public deposits, repurchase agreements, and for other purposes required or permitted by law.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

At June 30, 2016, the Company had $2,480 of unfunded commitments recorded in other liabilities in its consolidated balance sheet related to investments in community development-oriented private equity funds used for Community Reinvestment Act purposes.

NOTE 11 - RECENT ACCOUNTING DEVELOPMENTS
In June 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2016-13, "Measurement of Credit Losses on Financial Instruments." This ASU removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. This revised guidance will remove all recognition thresholds and will require companies to recognize an allowance for lifetime expected credit losses. Credit losses will be immediately recognized through net income; the amount recognized will be based on the current estimate of contractual cash flows not expected to be collected over the financial asset’s contractual term. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities. For public business entities, this ASU is effective for financial statements issued for fiscal years and for interim periods within those fiscal years beginning after December 15, 2019. The Company is evaluating the impact of this ASU on its financial statements and disclosures.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 12 — SUBSEQUENT EVENTS
The Company evaluated events from the date of the consolidated financial statements on June 30, 2016 through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q dated July 26, 2016. No additional events were identified requiring recognition in and/or disclosures in the consolidated financial statements.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: the expected cost savings, synergies and other financial benefits from acquisition or disposition transactions might not be realized within the expected time frames or at all and costs or difficulties relating to integration matters might be greater than expected; changes in economic conditions; fluctuations in interest rates; the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; the Company's ability to access cost-effective funding; fluctuations in real estate values and both residential and commercial real estate market conditions; demand for loans and deposits in the Company's market area; fluctuations in the price of oil, natural gas and other commodities; competition; changes in management's business strategies; our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we have acquired or may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; results of examinations of us by the Board of Governors of the Federal Reserve System and our bank subsidiary by the Texas Department of Banking or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including the revenue impact from, and any mitigation actions taken in response, to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”); changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and the other risks set forth under Risk Factors under Item 1A. of the Company's Annual Report on Form 10-K for the year ended December 31, 2015 ("2015 Form 10-K".)

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

Overview
LegacyTexas Financial Group, Inc. is a Maryland corporation and LegacyTexas Bank is its wholly owned principal operating subsidiary. Unless the context otherwise requires, references in this document to the “Company” refer to LegacyTexas Financial Group, Inc., and references to the “Bank” refer to LegacyTexas Bank. References to “we,” “us,” and “our” mean LegacyTexas Financial Group, Inc. or LegacyTexas Bank, as the context requires.

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
Business Strategies
Our principal business consists of attracting retail deposits from the general public and the business community and investing those funds, along with borrowed funds, in commercial real estate loans, secured and unsecured commercial and industrial loans, as well as permanent loans secured by first and second mortgages on one-to-four family residences and consumer loans. Additionally, the Warehouse Purchase Program allows mortgage banking company customers to close one-to four-family real estate loans in their own name and manage its cash flow needs until the loans are sold to investors. We also offer title services and brokerage services for the purchase and sale of non-deposit investment and insurance products through a third party brokerage arrangement. Our operating revenues are derived principally from interest earned on interest-earning assets, including loans and investment securities and service charges and fees on deposits and other account services. Our primary sources of funds are deposits, FHLB advances and other borrowings, and payments received on loans and securities. We offer a variety of deposit accounts that provide a wide range of interest rates and terms, generally including savings, money market, term certificate and demand accounts.
Our principal objective is to be an independent, commercially-oriented, customer-focused financial services company, providing outstanding service and innovative products in our primary market area of North Texas. Our Board of Directors has adopted a strategy designed to maintain growth and profitability, a strong capital position and high asset quality.
Performance Highlights

•
Net income of $23.2 million for the second quarter of 2016 was a record high for the Company, up $3.0 million, or 14.6%, from the second quarter of 2015, which includes a $9.5 million increase in net interest income and a $1.8 million increase in non-interest income, which was partially offset by a $3.1 million increase in the provision for loan losses and a $2.7 million increase in non-interest expense.

•
Gross loans held for investment at June 30, 2016, excluding Warehouse Purchase Program loans, grew $626.5 million, or 12.4%, from December 31, 2015, with $512.7 million of growth in commercial real estate and commercial and industrial loans and $110.0 million of growth in consumer real estate loans.

•
Deposits at June 30, 2016 increased by $396.0 million, or 7.6%, from December 31, 2015, which includes $299.1 million of growth in time deposits and $65.5 million of growth in non-interest-bearing demand deposits.

•
The allowance for loan losses allocated to energy loans at June 30, 2016 totaled $21.9 million, or 4.0% of total energy loans (including both reserve-based and midstream), up $9.9 million from $12.0 million at December 31, 2015.

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
Allowance for Loan Loss. The allowance for loan losses and related provision expense are susceptible to change if the credit quality of our loan portfolio changes, which is evidenced by many factors, including but not limited to charge-offs and non-performing loan trends. Generally, consumer real estate lending has a lower risk profile compared to other consumer lending (such as automobile loans). Commercial real estate and commercial and industrial lending, however, can have higher risk profiles than consumer loans due to these loans being larger in amount and more susceptible to fluctuations in industry, market and economic conditions. Additionally, the Company has recently increased qualitative reserve factors on energy loans due to the impact of continued pressure on the price of oil and gas, which has led to a sustained increase in economic and regulatory uncertainty surrounding energy loans. While management uses available information to recognize losses on loans, changes in economic conditions, the mix and size of the loan portfolio and individual borrower conditions can dramatically impact our level of allowance for loan losses in relatively short periods of time. Management believes that the allowance for loan losses is maintained at a level that represents coverage of our best estimate of credit losses in the loan portfolio as of June 30, 2016.
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
Comparison of Financial Condition at June 30, 2016 and December 31, 2015
General. Total assets increased by $365.1 million, or 4.7%, to $8.06 billion at June 30, 2016 from $7.69 billion at December 31, 2015, primarily due to a $626.5 million, or 12.4%, increase in gross loans held for investment, excluding Warehouse Purchase Program, which was partially offset by a $193.0 million, or 31.4%, decrease in cash and cash equivalents and a $63.3 million, or 6.1%, decrease in Warehouse Purchase Program loans. The large cash balance at December 31, 2015 was primarily due to two large deposits totaling $196.4 million that were made on the last day of the year, with $132.2 million of these deposits withdrawn during the 2016 period.
Loans. Gross loans held for investment increased by $563.2 million, or 9.2%, to $6.67 billion at June 30, 2016 from $6.11 billion at December 31, 2015, while one- to four-family mortgage loans held for sale decreased by $1.8 million, or 7.9%, for the same period.

	June 30, 2016	December 31, 2015	Dollar Change	Percent Change
	(Dollars in thousands)
Commercial real estate	$2,520,431	$2,177,543	$342,888	15.7%
Commercial and industrial	1,782,463	1,612,669	169,794	10.5
Construction and land	281,936	269,708	12,228	4.5
Consumer real estate	1,046,794	936,757	110,037	11.7
Other consumer	61,423	69,830	(8,407)	(12.0)
Gross loans held for investment, excluding Warehouse Purchase Program loans	5,693,047	5,066,507	626,540	12.4
Warehouse Purchase Program loans	980,390	1,043,719	(63,329)	(6.1)
Gross loans held for investment	6,673,437	6,110,226	563,211	9.2
Loans held for sale	20,752	22,535	(1,783)	(7.9)
Gross loans	$6,694,189	$6,132,761	$561,428	9.2%

Gross loans held for investment at June 30, 2016, excluding Warehouse Purchase Program loans, grew $626.5 million, or 12.4%, from December 31, 2015, which included growth in all loan categories with the exception of an $8.4 million decline in other consumer loans. Commercial real estate and commercial and industrial loans at June 30, 2016 increased by $342.9 million and $169.8 million, respectively, from December 31, 2015, and construction and land and consumer real estate loans increased by $12.2 million and $110.0 million, respectively, for the same period.
Reserve-based energy loans, which are reported as commercial and industrial loans, totaled $489.1 million (which includes 44 relationships managed by the Energy Finance group) at June 30, 2016, up $29.3 million from $459.8 million at December 31, 2015. Substantially all of the reserve-based energy loans are secured by deeds of trust on properties containing proven oil and natural gas reserves. Due to the sensitivity of the energy portfolio to downward movements in oil prices, the

Company has seen migration in the portfolio into criticized classifications during the past year. See "Allowance for Loan Losses" for more information.

At June 30, 2016, the Company's reserve-based energy portfolio (reported above at $489.1 million) consisted of 51% natural gas reserves and 49% crude oil reserves. The Company encourages, and in some cases even requires, borrowers to utilize commodity hedges, in order to stabilize cash flows during volatile commodity price environments.  Hedges are used to guard against falling prices, and the goal is that the duration of the hedge will last long enough for prices to come back from any significant decline.  Hedges will typically include minimum and maximum allowed percentage of production, a minimum and maximum allowed term, and a minimum price.

In addition to the reserve-based energy loans, the Company has loans categorized as "Midstream and Other," which are typically related to the transmission of oil and natural gas and would only be indirectly impacted from declining commodity prices. At June 30, 2016, "Midstream and Other" loans had a total outstanding balance of $54.8 million, consisting of five relationships. Also, at June 30, 2016, the Company had five relationships in the commercial & industrial loan portfolio (outside of the reserve-based and midstream loans discussed above) that are involved in the energy exploration sector providing front-end service to companies who drill oil and gas wells and whose business could be impacted by the dramatic reduction in drilling activity as a result of the severe drop in the price of oil and gas.  These relationships totaled $3.3 million at June 30, 2016.
Warehouse Purchase Program loans decreased by $63.3 million, or 6.1%, to $980.4 million at June 30, 2016 from $1.04 billion at December 31, 2015. Although not bound by any legally binding commitment, when a purchase decision is made, the Company purchases a 100% participation interest in the loans originated by our mortgage banking company customers. The mortgage banking company closes mortgage loans consistent with underwriting standards established by approved investors and, once all pertinent documents are received, the participation interest is delivered by the Company to the investor selected by the originator and approved by the Company. Loans funded by the Warehouse Purchase Program during the second quarter of 2016 consisted of 48% conforming, 39% government loans and 13% of other loan types, including Jumbo loans.
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
Our non-performing loans, which consist of nonaccrual loans, include both smaller balance homogeneous loans that are collectively evaluated for impairment and larger individually evaluated impaired loans. Loans generally are placed on nonaccrual status when the loan becomes 90 days or more delinquent. Non-performing loans include loans that are not contractually past due but have been placed on nonaccrual status due to the loan's designation as a troubled debt restructuring or if there is a distinct possibility that the Company will sustain some loss if deficiencies existing within a loan are not corrected. In all cases, loans are placed on nonaccrual status (or charged-off) at an earlier date when the collection of principal and/or interest becomes doubtful or other factors involving the loan warrant placing the loan on nonaccrual status.
Non-performing loans to total loans held for investment, excluding Warehouse Purchase Program loans, was 0.75% at June 30, 2016, unchanged from December 31, 2015. Including Warehouse Purchase Program loans, non-performing loans to total loans held for investment was 0.64% at June 30, 2016 compared to 0.63% at December 31, 2015. Non-performing loans increased by $4.6 million to $42.9 million at June 30, 2016 from $38.2 million at December 31, 2015. This increase was primarily due to three reserve-based energy loans that were placed on non-accrual status in 2016 and are now considered to be impaired. One reserve-based energy loan totaling $1.6 million at June 30, 2016 was placed on non-accrual status in the second quarter of 2016 during the spring redetermination process as a result of collateral value declines and deteriorating financial condition due to the ongoing low commodity price environment.  At June 30, 2016, the Company set aside a specific reserve of $64,000 on this credit to reflect impairment based on that recent collateral valuation. The $26.6 million in substandard non-performing energy loans reported at June 30, 2016 also included two reserve-based energy relationships that were placed on non-accrual status during the first quarter of 2016 and are considered to be impaired. One relationship totaling $6.2 million at June 30, 2016 is a syndicated credit facility that was modified during the first quarter of 2016 and was considered to be a troubled debt restructuring during the most recent Shared National Credit ("SNC") review, which is a regulatory review conducted by the Federal Reserve Bank, Federal Deposit Insurance Corporation and Office of the Comptroller of the Currency of large syndicated loans of at least $20 million that are shared by three or more supervised institutions. At June 30, 2016, the Company set aside a specific reserve of $87,000 on this relationship to reflect impairment. The second credit totaled $6.7 million at June 30, 2016 and is on non-accrual status as a result of collateral value deterioration due to the ongoing low commodity price environment.  At June 30, 2016, the Company set aside a specific reserve of $190,000 on this credit to reflect impairment based on that recent collateral valuation. Additionally, substandard non-performing energy loans reported at June 30, 2016 included a $12.0 million reserve-based credit that has been on non-accrual status since the third quarter of 2015 and, at June 30, 2016, was in the midst of bankruptcy proceedings. As of June 30 2016, the Company had a specific reserve of $6.5 million on this credit. In July 2016, this credit was resolved through the aforementioned bankruptcy proceedings.
Over the past year, risk rating downgrades on energy loans have increased, primarily in the special mention category, which consists entirely of performing loans. The below table shows criticized energy loans at June 30, 2016, March 31, 2016 and June 30, 2015.

	June 30, 2016	March 31, 2016	Linked-Quarter Change	June 30, 2015	Year-over-Year Change
	(Dollars in thousands)
Special Mention (all performing)	$106,060	$115,199	$(9,139)	$22,161	$83,899
Substandard (performing)	81,482	48,088	33,394	58,591	22,891
Substandard (non-performing)	26,576	25,171	1,405	5,233	21,343
	$214,118	$188,458	$25,660	$85,985	$128,133

The increase in substandard performing energy loans on a linked-quarter and year-over-year basis, as well as the increase in special mention performing energy loans on a year-over-year basis, resulted from collateral value declines and deteriorating financial condition due to the ongoing pressure on the price of oil and gas. At June 30, 2016, no special mention or substandard performing energy loans were considered to be impaired, and the Company did not have any specific loss reserves set aside for these loans. The Company continues to take action to improve the risk profile of the criticized energy loans by instituting monthly commitment reductions, obtaining additional collateral, obtaining additional guarantor support and/or requiring additional equity injections or asset sales.
Our allowance for loan losses was $62.2 million, or 0.93% of total loans held for investment (including Warehouse Purchase Program loans), at June 30, 2016 compared to $47.1 million, or 0.77% of total loans held for investment (including Warehouse Purchase Program loans), at December 31, 2015. Our allowance for loan losses to total loans held for investment, excluding Warehouse Purchase Program loans and loans acquired from LegacyTexas and Highlands, was 1.26% at June 30, 2016 compared to 1.14% at December 31, 2015. Our allowance for loan losses to non-performing loans was 145.14% at June 30, 2016 compared to 123.23% at December 31, 2015. The increase in the allowance for loan losses from December 31, 2015, was primarily related to increased qualitative reserve factors applied to the Energy portfolio due to the impact of continued pressure on the price of oil and gas, which has resulted in sustained increases in economic uncertainty and regulatory concerns surrounding energy loans. The allowance for loan losses allocated to energy loans at June 30, 2016 totaled $21.9 million, up $9.9 million from $12.0 million at December 31, 2015 and up $17.2 million from $4.7 million at June 30, 2015. In addition to the $6.9 million in specific reserves on the non-performing energy relationships discussed above, these reserve amounts reflected elevated qualitative factors and an increase in energy portfolio balances. Since the inception of our Energy Finance Group, we have maintained a number of risk mitigation techniques, including sound underwriting (reasonable advance rates based on number and diversification of wells), sound policy (requiring hedges on production sales) and conservative collateral valuations (frequent borrowing base determinations at prices below NYMEX posted rates).  All borrowing base valuations are performed by experienced and nationally recognized third party firms intimately familiar with the properties and their production history. The Company believes that the level of loan loss reserves for energy loans as of June 30, 2016 is sufficient to cover estimated credit losses in the portfolio based on currently available information; however, future sustained declines in oil pricing could lead to further risk rating downgrades, additional loan loss reserves, or losses.
Additionally, the increase in loan loss reserves on a linked-quarter and year-over-year basis resulted from increased organic loan production, as well as loans acquired through the merger with LegacyTexas Group, Inc. that were re-underwritten following completion of the merger, totaling $499.7 million during the second quarter of 2016. The $14.5 million increase in non-performing commercial and industrial loans from December 31, 2015 was primarily due to the downgraded energy relationships discussed above. Non-performing commercial real estate loans declined by $10.2 million compared to December 31, 2015 due to a non-performing commercial real estate property secured by a medical facility that was transferred into foreclosed assets in the 2016 period. For more information about the Company's non-performing loans, please see Note 5 of the Condensed Notes to Unaudited Consolidated Interim Financial Statements contained in Item 1 of this report. Net charge-offs for the three months ended June 30, 2016 totaled $90,000, a decrease of $319,000 from the first quarter of 2016 and a decrease of $1.1 million from the second quarter of 2015.
In our 2015 Form 10-K, we disclosed a borrowing relationship comprised of multiple affiliated funds (collectively referred to as the "Borrower") which had $20.8 million outstanding in commercial and industrial loans at December 31, 2015. At June 30, 2016, the Borrower had $12.0 million outstanding. Net of cash collateral, the total amount outstanding to the Borrower at June 30, 2016 was $10.0 million. In Form 8-K filings with the SEC dated February 22, 2016 and November 24, 2015, the Borrower disclosed that it is the subject of an ongoing investigation by the SEC and that its auditor declined to stand for reappointment, although no disagreements were cited between the Borrower and its auditors. In a Form 8-K filing with the SEC dated June 8, 2016, the Borrower disclosed that it had engaged a new independent registered public accounting firm. At June 30, 2016, the Company classified $4.8 million of the relationship as “Substandard", with the remaining $7.2 million of the relationship classified as "Special Mention." The entire $12.0 million relationship was considered performing at June 30, 2016. Based on the Company's most recent analysis, the value of the collateral securing each of the loans is believed to be in excess of the loan amounts. The Company will continue to monitor this borrowing relationship.
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
We regularly review the assets in our portfolio to determine whether any should be considered as classified. The total amount of classified assets represented 19.4% of our total equity and 2.0% of our total assets at June 30, 2016 compared to 13.5% of our total equity and 1.4% of our total assets at December 31, 2015. The aggregate amount of classified assets at the dates indicated was as follows:

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Doubtful	$4,386	$4,201
Substandard	146,032	97,523
Total classified loans	150,418	101,724
Foreclosed assets	13,368	6,692
Total classified assets	$163,786	$108,416
Substandard loans at June 30, 2016 increased by $48.5 million from December 31, 2015, which was primarily due to downgraded energy loans discussed above in Allowance for Loan Losses and was partially offset by a $10.5 million non-performing commercial real estate property secured by a medical facility that was transferred into foreclosed assets in the 2016 period.

The Company also has potential problem loans, considered "other loans of concern," that are currently performing and do not meet the criteria for impairment, but where there is the distinct possibility that we might sustain some loss if credit deficiencies are not corrected. These possible credit problems may result in the future inclusion of these loans in the non-performing asset categories and consisted of $99.4 million in loans that were classified as "substandard" but were still accruing interest and were not considered impaired at June 30, 2016 (excluding PCI loans.) Other loans of concern at June 30, 2016 increased by $47.8 million from December 31, 2015, primarily due to energy loans that were downgraded to substandard performing status during the 2016 period (See "Allowance for Loan Losses" for additional information about downgraded energy loans.) Other loans of concern, which were performing at June 30, 2016, have been considered in management's analysis of potential loan losses.
Securities. Our securities portfolio decreased $2.6 million, or 0.5%, to $549.5 million at June 30, 2016 from $552.1 million at December 31, 2015. During the six months ended June 30, 2016, paydowns and maturities of securities totaling $249.9 million and security sales totaling $7.7 million partially offset purchases totaling $252.3 million.
Deposits. Total deposits increased $396.0 million, or 7.6%, to $5.62 billion at June 30, 2016 from $5.23 billion at December 31, 2015.

	June 30, 2016	December 31, 2015	Dollar Change	Percent Change
	(Dollars in thousands)
Non-interest-bearing demand	$1,235,731	$1,170,272	$65,459	5.6%
Interest-bearing demand	811,015	819,350	(8,335)	(1.0)
Savings and money market	2,249,490	2,209,698	39,792	1.8
Time	1,326,446	1,027,391	299,055	29.1
Total deposits	$5,622,682	$5,226,711	$395,971	7.6%

Compared to December 31, 2015, all deposit categories grew with the exception of interest-bearing demand deposits, which declined by $8.3 million. Time deposits increased by $299.1 million compared to December 31, 2015, while savings and money market and non-interest-bearing demand deposits increased by $39.8 million and $65.5 million respectively, for the same period. Time deposits at June 30, 2016 included $118.3 million in brokered deposits that were added in the 2016 period.
Borrowings. FHLB advances decreased $106.6 million, or 7.4%, to $1.33 billion at June 30, 2016 from $1.44 billion at December 31, 2015. The outstanding balance of FHLB advances decreased primarily due to lower Warehouse Purchase Program balances at June 30, 2016. At June 30, 2016, the Company was eligible to borrow an additional $1.08 billion from the FHLB.
The table below shows FHLB advances by maturity and weighted average rate at June 30, 2016:

	Balance	Weighted Average Rate
	(Dollars in thousands)
Less than 90 days	$453,446	0.50%
90 days to less than one year	53,400	2.55
One to three years	821,928	0.44
After three to five years	3,046	5.49
After five years	1,719	5.49
	1,333,539	0.56%
Restructuring prepayment penalty	(202)
Total	$1,333,337
Additionally, the Company has eight available federal funds lines of credit with other financial institutions totaling $255.0 million and was eligible to borrow $56.4 million from the Federal Reserve Bank discount window. In addition to FHLB advances, at June 30, 2016 the Company had a $25.0 million outstanding structured repurchase agreement with Credit Suisse, as well as $43.0 million in overnight repurchase agreements with depositors. Also, at June 30, 2016, subordinated debt totaled

$85.2 million, which included $73.6 million of fixed-to-floating rate subordinated notes issued by the Company in November 2015, as well as $11.6 million of trust preferred securities that were acquired through the merger with LegacyTexas Group, Inc. (reported net of purchase accounting fair value adjustments and debt issuance costs). Other borrowings at June 30, 2016 consisted of a $24.9 million (reported net of debt issuance costs) unsecured term loan borrowed by the Company in the second quarter of 2016, which will mature in January 2017.
Shareholders’ Equity. Total shareholders' equity increased by $39.2 million, or 4.9%, to $843.3 million at June 30, 2016 from $804.1 million at December 31, 2015.

	June 30, 2016	December 31, 2015	Dollar Change	Percent Change
	(Dollars in thousands)
Common stock	$476	$476	$—	—%
Additional paid-in capital	580,386	576,753	3,633	0.6
Retained earnings	272,454	240,496	31,958	13.3
Accumulated other comprehensive income (loss), net	2,918	(133)	3,051	N/M1
Unearned ESOP shares	(12,930)	(13,516)	586	(4.3)
Total shareholders’ equity	$843,304	$804,076	$39,228	4.9%
1N/M - not meaningful
The increase in shareholders' equity at June 30, 2016, compared to December 31, 2015, was primarily due to net income of $45.3 million recognized during the six months ended June 30, 2016, which was partially offset by the payment of quarterly dividends totaling $0.28 per common share, or $13.3 million, during the six months ended June 30, 2016.

Comparison of Results of Operations for the Three Months Ended June 30, 2016 and 2015
General. Net income for the three months ended June 30, 2016 was $23.2 million, an increase of $3.0 million, or 14.6%, from net income of $20.3 million for the three months ended June 30, 2015. The increase in net income was driven by an $11.8 million increase in interest income on loans and a $1.8 million increase in non-interest income, which was partially offset by a $2.7 million increase in non-interest expense, a $3.1 million increase in the provision for loan losses and a $1.4 million increase in interest expense on deposits. Basic and diluted earnings per share for the three months ended June 30, 2016 was $0.50, a $0.06 increase from $0.44 for the three months ended June 30, 2015.
Interest Income. Interest income increased by $12.4 million, or 19.0%, to $77.3 million for the three months ended June 30, 2016 from $65.0 million for the three months ended June 30, 2015.

	Three Months Ended June 30,		Dollar Change	Percent Change
	2016	2015
	(Dollars in thousands)
Interest and dividend income
Loans, including fees	$73,376	$61,551	$11,825	19.2%
Securities	3,118	2,976	142	4.8
Interest-bearing deposits in other financial institutions	392	139	253	182.0
FHLB and Federal Reserve Bank stock and other	450	301	149	49.5
	$77,336	$64,967	$12,369	19.0%

The $12.4 million increase in interest income for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily due to an $11.8 million, or 19.2%, increase in interest income on loans, which was driven by increased volume in all loan categories with the exception of other consumer loans. The average balance of commercial real estate loans increased by $566.2 million, which was partially offset by a 16 basis point year-over-year decrease in the average yield earned on this portfolio, resulting in a $6.4 million increase in interest income. The average balance of commercial and industrial loans increased by $446.6 million, which was partially offset by a 39 basis point year-over-year decrease in the average yield earned on this portfolio, resulting in a $3.7 million increase in interest income. The average balance of consumer real estate and Warehouse Purchase Program loans increased by $197.3 million and $67.2 million, respectively, leading to increases in interest income of $1.5 million and $322,000, respectively. Interest income on loans for the second quarter of 2016 included $1.1 million in accretion of purchase accounting fair value adjustments on loans acquired through the merger with LegacyTexas Group, Inc., compared to $2.6 million for the second quarter of 2015.
Interest Expense. Interest expense increased by $2.8 million, or 55.1%, to $8.0 million for the three months ended June 30, 2016 from $5.1 million for the three months ended June 30, 2015.

	Three Months Ended June 30,		Dollar Change	Percent Change
	2016	2015
	(Dollars in thousands)
Interest expense
Deposits	$4,422	$3,049	$1,373	45.0%
FHLB advances	2,103	1,774	329	18.5
Repurchase agreements and other borrowings	1,457	323	1,134	351.1
	$7,982	$5,146	$2,836	55.1%
The increase in interest expense for the three months ended June 30, 2016 compared to the same period in 2015, was primarily due to an increase in interest expense on deposits, which was driven by increased volume in all deposit products, including a $359.1 million increase in the average balance of savings and money market deposits and a $330.4 million increase in the average balance of time deposits. Additionally, the average rate paid on all deposit categories increased during the three months ended June 30, 2016 compared to the same period in 2015, which included a seven basis point increase in the average rate paid on savings and money market deposits. Interest expense on borrowings increased by $1.5 million, primarily due to the issuance of $75.0 million of fixed-to-floating rate subordinated notes by the Company in November 2015, as well as a 19 basis point increase in the average rate paid on borrowings.

Net Interest Income. Net interest income increased by $9.5 million, or 15.9%, to $69.4 million for the three months ended June 30, 2016 from $59.8 million for the three months ended June 30, 2015. The net interest margin decreased by 27 basis points to 3.79% for the three months ended June 30, 2016 from 4.06% for the same period last year. The net interest rate spread decreased by 29 basis points to 3.66% for the three months ended June 30, 2016 from 3.95% for the same period last year. Accretion of interest resulting from the merger with LegacyTexas Group, Inc. on January 1, 2015, as well as the 2012 Highlands acquisition, contributed seven basis points to the net interest margin and average yield on earning assets for the quarter ended June 30, 2016, compared to 20 basis points for the quarter ended June 30, 2015. The average yield on earning assets for the second quarter of 2016 was 4.23%, an 18 basis point decrease from the second quarter of 2015. The cost of deposits for the second quarter of 2016 was 0.33%, up five basis points from the second quarter of 2015, with the average cost of interest-bearing liabilities up 11 basis points to 0.57% for the second quarter of 2016, compared to the second quarter of 2015, primarily due to a 19 basis point increase in borrowing costs.
Provision for Loan Losses. The Company recorded a provision for loan losses of $6.8 million for the quarter ended June 30, 2016, compared to $3.8 million for the quarter ended June 30, 2015. The increase in the provision for loan losses compared to the second quarter of 2015 was primarily related to increased qualitative reserve factors applied to the Energy portfolio. The Company increased these qualitative factors in the first quarter of 2016 and in the fourth quarter of 2015 due to the impact of continued pressure on the price of oil and gas, and continued to apply the increased qualitative reserve factors to the Energy portfolio in the second quarter of 2016. This ongoing pressure on oil and gas prices resulted in continued economic uncertainty and regulatory concerns surrounding energy loans. Also, over the past year, risk rating downgrades on energy loans have increased, primarily in the special mention and substandard categories. The allowance for loan losses allocated to energy loans at June 30, 2016 totaled $21.9 million, up $17.2 million from $4.7 million at June 30, 2015. In addition to $6.9 million in specific reserves on non-performing energy relationships, these reserve amounts reflect elevated qualitative factors and the increase in the energy portfolio.

Additionally, the increase in loan loss reserves and provision expense compared to the second quarter of 2015 resulted from increased organic loan production, as well as loans acquired through the merger with LegacyTexas Group, Inc. that were re-underwritten following completion of the merger. For more information about the Company's allowance for loan losses, please see "Management's Discussion and Analysis - Comparison of Financial Condition at June 30, 2016 and December 31, 2015 - Allowance for Loan Losses" contained in Item 2 of this report.
Non-interest Income. Non-interest income increased by $1.8 million, or 14.7%, to $13.7 million for the three months ended June 30, 2016 from $12.0 million for the three months ended June 30, 2015.

	Three Months Ended June 30,		Dollar Change	Percent Change
	2016	2015
	(Dollars in thousands)
Non-interest income
Service charges and other fees	$8,927	$7,941	$986	12.4%
Net gain on sale of mortgage loans	2,250	2,121	129	6.1
Bank-owned life insurance income	441	424	17	4.0
Gain on sale of available for sale securities	65	—	65	100.0
Gain on sale and disposition of assets	1,186	429	757	176.5
Other	853	1,049	(196)	(18.7)
	$13,722	$11,964	$1,758	14.7%
The $1.8 million increase in non-interest income for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily due an increase of $986,000 in service charges and other fees, which includes a $407,000 increase in title premiums and a $501,000 increase in commercial loan fee income (consisting of syndication, arrangement, non-usage and pre-payment fees). Gain on sale and disposition of assets for the second quarter of 2016 included a gain of $1.2 million on the sale of the Company's insurance subsidiary operations.

Non-interest Expense. Non-interest expense increased by $2.7 million, or 7.3%, to $39.6 million for the three months ended June 30, 2016 from $36.9 million for the three months ended June 30, 2015.

	Three Months Ended June 30,		Dollar Change	Percent Change
	2016	2015
	(Dollars in thousands)
Non-interest expense
Salaries and employee benefits	$22,867	$22,549	$318	1.4%
Merger and acquisition costs	—	8	(8)	(100.0)
Advertising	1,035	1,048	(13)	(1.2)
Occupancy and equipment	3,779	3,838	(59)	(1.5)
Outside professional services	1,227	625	602	96.3
Regulatory assessments	1,330	1,146	184	16.1
Data processing	3,664	2,537	1,127	44.4
Office operations	2,541	2,652	(111)	(4.2)
Other	3,170	2,505	665	26.5
	$39,613	$36,908	$2,705	7.3%

The increase in non-interest expense for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was driven by a $1.1 million increase in data processing expense related to increased expenses for card processing services and software, as well as a $665,000 increase in other non-interest expense for the same period, primarily due to increased debit card fraud losses in the 2016 period. During 2016, the Company implemented enhanced authorization and fraud prevention procedures to assist in mitigation of future debit card fraud cases. Outside professional services expense for the second quarter of 2016 increased by $602,000 compared to the second quarter of 2015, primarily due to higher consulting and audit expenses in the 2016 period. Salaries and employee benefits expense for the second quarter of 2016 increased by $318,000 compared to the second quarter of 2015, primarily due to an increase in the number of employees in the 2016 period.
Income Tax Expense. For the three months ended June 30, 2016 we recognized income tax expense of $13.4 million on our pre-tax income, which was an effective tax rate of 36.7%, compared to income tax expense of $10.9 million for the three months ended June 30, 2015, which was an effective tax rate of 34.9%. The increase in the effective tax rate in the 2016 period primarily resulted from a significant difference between the book basis and tax basis of the LegacyTexas Insurance Services assets sold during the second quarter of 2016. The effective tax rate excluding the gain on the sale of the insurance assets was 34.5%.

Comparison of Results of Operations for the Six Months Ended June 30, 2016 and 2015

General. Net income for the six months ended June 30, 2016 was $45.3 million, an increase of $8.7 million, or 23.9%, from net income of $36.6 million for the six months ended June 30, 2015. The increase in net income was driven by increased net interest and non-interest income, and was partially offset by increased provision for loan losses and non-interest expense. Basic earnings per share for the six months ended June 30, 2016 was $0.98, an increase of $0.19 from $0.79 for the six months ended June 30, 2015. Diluted earnings per share for the six months ended June 30, 2016 was $0.97, an increase of $0.18 from $0.79 for the six months ended June 30, 2015.

Interest Income. Interest income increased by $23.4 million, or 18.5%, to $149.9 million for the six months ended June 30, 2016 from $126.6 million for the six months ended June 30, 2015.

	Six Months Ended June 30,		Dollar Change	Percent Change
	2016	2015
	(Dollars in thousands)
Interest and dividend income
Loans, including fees	$142,182	$119,586	$22,596	18.9%
Securities	6,204	6,193	11	0.2
Interest-bearing deposits in other financial institutions	722	297	425	143.1
FHLB and Federal Reserve Bank stock and other	836	509	327	64.2
	$149,944	$126,585	$23,359	18.5%

The $23.4 million increase in interest income for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily due to a $22.6 million, or 18.9%, increase in interest income on loans, which was driven by increased volume in all loan categories with the exception of other consumer loans. The average balance of commercial real estate loans increased by $479.9 million, which was partially offset by a 20 basis point year-over-year decrease in the average yield earned on this portfolio, resulting in a $10.2 million increase in interest income. The average balance of commercial and industrial loans increased by $461.5 million, which was partially offset by a 42 basis point year-over-year decrease in the average yield earned on this portfolio, resulting in a $7.7 million increase in interest income. The average balance of consumer real estate and Warehouse Purchase Program loans increased by $179.8 million and $87.6 million, respectively, leading to increases in interest income of $3.4 million and $1.2 million, respectively.

Interest Expense. Interest expense increased by $4.8 million, or 46.0%, to $15.2 million for the six months ended June 30, 2016 from $10.4 million for the six months ended June 30, 2015.

	Six Months Ended June 30,		Dollar Change	Percent Change
	2016	2015
	(Dollars in thousands)
Interest expense
Deposits	$8,544	$6,176	$2,368	38.3%
FHLB advances	3,776	3,480	296	8.5
Repurchase agreements and other borrowings	2,919	782	2,137	273.3
	$15,239	$10,438	$4,801	46.0%

The increase in interest expense for the six months ended June 30, 2016 compared to the same period in 2015, was primarily due to an increase in interest expense on deposits, which was driven by increased volume in all deposit products, including a $379.8 million increase in the average balance of savings and money market deposits and a $280.0 million increase in the average balance of time deposits. Additionally, the average rate paid on all deposit categories increased during the six months ended June 30, 2016 compared to the same period in 2015, which included a five basis point increase in the average rate paid on savings and money market deposits. Interest expense on borrowings for the six months ended June 30, 2016 increased by $2.4 million compared to the six months ended June 30, 2015, primarily due to the issuance of $75.0 million of fixed-to-floating rate subordinated notes by the Company in November 2015, as well as a 17 basis point increase in the average rate paid on borrowings.

Net Interest Income. Net interest income increased by $18.6 million, or 16.0%, to $134.7 million for the six months ended June 30, 2016 from $116.1 million for the six months ended June 30, 2015. The net interest margin decreased by 20 basis points to 3.84% for the six months ended June 30, 2016 from 4.04% for the same period last year. The net interest rate spread decreased by 23 basis points to 3.70% for the six months ended June 30, 2016 from 3.93% for the same period last year. The average yield on earning assets for the six months ended June 30, 2016 was 4.27%, a 14 basis point decrease from the six months ended June 30, 2015, which was primarily due to a decrease in acquisition-related accretion income recorded during the

2016 period compared to the 2015 period, while the average cost of interest-bearing liabilities increased nine basis points due to higher borrowing costs.
Provision for Loan Losses. The provision for loan losses was $15.6 million for the six months ended June 30, 2016, an increase of $8.9 million from $6.8 million for the six months ended June 30, 2015. The increase in the provision for loan losses was primarily related to increased qualitative reserve factors applied to the Energy portfolio. The Company increased these qualitative factors in the first quarter of 2016 and in the fourth quarter of 2015 due to the impact of continued pressure on the price of oil and gas, and continued to apply the increased qualitative reserve factors to the Energy portfolio in the second quarter of 2016. This ongoing pressure on oil and gas prices resulted in continued economic uncertainty and regulatory concerns surrounding energy loans. Also, over the past year, risk rating downgrades on energy loans have increased, primarily in the special mention category, which consists entirely of performing loans. The allowance for loan losses allocated to energy loans at June 30, 2016 totaled $21.9 million, up $17.2 million from $4.7 million at June 30, 2015. In addition to $6.9 million in specific reserves on non-performing energy relationships, these reserve amounts reflect elevated qualitative factors and the increase in the energy portfolio.

Additionally, the increase in loan loss reserves and provision expense compared to the 2015 period resulted from increased organic loan production, as well as loans acquired through the merger with LegacyTexas Group, Inc. that were re-underwritten following completion of the merger. For more information about the Company's allowance for loan losses, please see "Management's Discussion and Analysis - Comparison of Financial Condition at June 30, 2016 and December 31, 2015 - Allowance for Loan Losses" contained in Item 2 of this report.
Non-interest Income. Non-interest income increased by $7.0 million, or 32.8%, to $28.4 million for the six months ended June 30, 2016 from $21.4 million for the six months ended June 30, 2015.

	Six Months Ended June 30,		Dollar Change	Percent Change
	2016	2015
	(Dollars in thousands)
Non-interest income
Service charges and other fees	$17,108	$14,700	$2,408	16.4%
Net gain on sale of mortgage loans	3,830	4,193	(363)	(8.7)
Bank-owned life insurance income	867	843	24	2.8
Gain on sale of available for sale securities	65	211	(146)	(69.2)
Gain on sale and disposition of assets	5,258	457	4,801	1,050.5
Other	1,249	967	282	29.2
	$28,377	$21,371	$7,006	32.8%
The increase in non-interest income for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily due to a $4.8 million increase in gain on sale and disposition of assets, which includes $3.9 million in gains recorded in the first quarter of 2016 on the sale of two buildings, as well as a gain of $1.2 million recorded in the second quarter of 2016 on the sale of the Company's insurance subsidiary operations. The $2.4 million increase in service charges and other fees included a $1.2 million increase in commercial loan fee income (consisting of syndication, arrangement, non-usage and pre-payment fees), a $660,000 increase in debit card interchange income and a $544,000 increase in title premiums. The increases in services charges and other fees and gain on sale and disposition of assets were partially offset by a $363,000 decline in net gain on the sale of mortgage loans, which includes the gain recognized on $100.6 million of one-to four-family mortgage loans that were sold or committed for sale during the six months ended June 30 2016, fair value changes on mortgage derivatives and mortgage fees collected, compared to $116.0 million of one- to four-family mortgage loans sold during the 2015 period.
Non-interest Expense. Non-interest expense increased by $2.5 million, or 3.3%, to $77.2 million for the six months ended June 30, 2016 from $74.7 million for the six months ended June 30, 2015. Excluding the impact of merger costs during the 2015 period, non-interest expense increased by $4.0 million.

	Six Months Ended June 30,		Dollar Change	Percent Change
	2016	2015
	(Dollars in thousands)
Non-interest expense
Salaries and employee benefits	$45,204	$45,520	$(316)	(0.7)%
Merger and acquisition costs	—	1,553	(1,553)	(100.0)
Advertising	2,071	1,988	83	4.2
Occupancy and equipment	7,470	7,646	(176)	(2.3)
Outside professional services	2,043	1,375	668	48.6
Regulatory assessments	2,463	1,968	495	25.2
Data processing	6,994	5,332	1,662	31.2
Office operations	5,009	5,045	(36)	(0.7)
Other	5,901	4,258	1,643	38.6
	$77,155	$74,685	$2,470	3.3%
The increase in non-interest expense included a $1.7 million increase in data processing expense primarily related to increased expenses for card processing services, as well as a $1.6 million increase in other non-interest expense, primarily due to increased debit card fraud losses in the 2016 period. During 2016, the Company implemented enhanced authorization and fraud prevention procedures to assist in mitigation of future debit card fraud cases. Outside professional services expense for the six months ended June 30, 2016 increased by $668,000 compared to the 2015 period, primarily due to higher consulting and audit expenses in the 2016 period. These increases to non-interest expense in the 2016 period were partially offset by $1.6 million in merger and acquisition costs related to the merger with LegacyTexas Group, Inc. that were recorded in the 2015 period. Salaries and employee benefits expense for the six months ended June 30, 2016 decreased by $316,000, primarily due to lower share-based compensation expense (including expense related to the Company's ESOP) due to a decline in the Company's stock price in the 2016 period, as well as a lower number of shares allocated in the 2016 period under the Company's 2006 ESOP plan, due to the related loan scheduled to be paid off in September 2016. Additionally, salary expense for the 2016 period was reduced by $3.3 million in additional deferred salary costs related to loan originations that will be accounted for over the lives of the related loans.
Income Tax Expense. For the six months ended June 30, 2016 we recognized income tax expense of $25.0 million on our pre-tax income, which was an effective tax rate of 35.6%, compared to income tax expense of $19.5 million for the six months ended June 30, 2015, which was an effective tax rate of 34.8%. The increase in the effective tax rate primarily resulted from a significant difference between the book basis and tax basis of the LegacyTexas Insurance Services assets sold during the second quarter of 2016.

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

	Three Months Ended June 30,
	2016			2015
	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$2,416,288	$30,458	5.04%	$1,850,134	$24,061	5.20%
Warehouse Purchase Program	987,225	8,042	3.26	920,034	7,720	3.36
Commercial and industrial	1,695,037	18,477	4.36	1,248,447	14,811	4.75
Construction and land	266,968	3,566	5.34	214,038	3,347	6.25
Consumer real estate	1,002,848	11,765	4.69	805,573	10,292	5.11
Other consumer	63,525	893	5.62	83,296	1,143	5.49
Loans held for sale	19,726	175	3.55	19,414	177	3.65
Less: deferred fees and allowance for loan loss	(55,940)	—	—	(31,991)	—	—
Loans receivable [1]	6,395,677	73,376	4.59	5,108,945	61,551	4.82
Agency mortgage-backed securities	352,330	1,837	2.09	318,986	1,630	2.04
Agency collateralized mortgage obligations	81,651	476	2.33	118,649	574	1.94
Investment securities	123,510	805	2.61	116,597	772	2.65
FHLB and FRB stock and other restricted securities	65,657	450	2.74	65,839	301	1.83
Interest-earning deposit accounts	291,754	392	0.54	164,499	139	0.34
Total interest-earning assets	7,310,579	77,336	4.23	5,893,515	64,967	4.41
Non-interest-earning assets	428,436			422,195
Total assets	$7,739,015			$6,315,710
Interest-bearing liabilities:
Interest-bearing demand	$784,741	966	0.49	$701,592	838	0.48
Savings and money market	2,166,002	1,318	0.24	1,806,857	748	0.17
Time	1,169,960	2,138	0.73	839,604	1,463	0.70
Borrowings	1,508,787	3,560	0.94	1,112,198	2,097	0.75
Total interest-bearing liabilities	5,629,490	7,982	0.57	4,460,251	5,146	0.46
Non-interest-bearing demand	1,194,118			1,024,108
Non-interest-bearing liabilities	79,655			68,854
Total liabilities	6,903,263			5,553,213
Total shareholders’ equity	835,752			762,497
Total liabilities and shareholders’ equity	$7,739,015			$6,315,710
Net interest income and margin		$69,354	3.79%		$59,821	4.06%
Net interest income and margin (tax-equivalent basis) [2]		$69,620	3.81%		$60,075	4.08%
Net interest rate spread			3.66%			3.95%
Net earning assets	$1,681,089			$1,433,264
Average interest-earning assets to average interest-bearing liabilities	129.86%			132.13%
[1]	Calculated net of deferred fees, loan discounts, loans in process and allowance for loan losses.
[2]
In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for 2016 and 2015. Tax-exempt investments and loans had an average balance of $106.4 million and $101.1 million for the three months ended June 30, 2016 and 2015, respectively.

	Six Months Ended June 30,
	2016			2015
	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$2,322,485	$58,604	5.05%	$1,842,557	$48,360	5.25%
Warehouse Purchase Program	892,028	14,716	3.30	804,407	13,496	3.36
Commercial and industrial	1,653,581	36,406	4.40	1,192,074	28,720	4.82
Construction and land	268,329	7,170	5.34	218,899	6,661	6.09
Consumer real estate	976,208	23,090	4.73	796,428	19,671	4.94
Other consumer	65,290	1,841	5.64	86,193	2,323	5.39
Loans held for sale	19,657	355	3.61	19,542	355	3.63
Less: deferred fees and allowance for loan loss	(52,559)	—	—	(30,552)	—	—
Loans receivable [1]	6,145,019	142,182	4.63	4,929,548	119,586	4.85
Agency mortgage-backed securities	348,546	3,640	2.09	321,780	3,372	2.10
Agency collateralized mortgage obligations	80,475	939	2.33	125,182	1,261	2.01
Investment securities	123,395	1,625	2.63	116,553	1,560	2.68
FHLB and FRB stock and other restricted securities	58,998	836	2.83	56,764	509	1.79
Interest-earning deposit accounts	265,165	722	0.54	193,170	297	0.31
Total interest-earning assets	7,021,598	149,944	4.27	5,742,997	126,585	4.41
Non-interest-earning assets	426,539			426,567
Total assets	$7,448,137			$6,169,564
Interest-bearing liabilities:
Interest-bearing demand	$779,770	1,899	0.49	$701,961	1,556	0.44
Savings and money market	2,187,839	2,659	0.24	1,808,017	1,759	0.19
Time	1,109,885	3,986	0.72	829,881	2,861	0.69
Borrowings	1,307,682	6,695	1.02	997,964	4,262	0.85
Total interest-bearing liabilities	5,385,176	15,239	0.57	4,337,823	10,438	0.48
Non-interest-bearing demand	1,164,094			999,723
Non-interest-bearing liabilities	71,722			70,698
Total liabilities	6,620,992			5,408,244
Total shareholders’ equity	827,145			761,320
Total liabilities and shareholders’ equity	$7,448,137			$6,169,564
Net interest income and margin		$134,705	3.84%		$116,147	4.04%
Net interest income and margin (tax-equivalent basis) [2]		$135,243	3.85%		$116,652	4.06%
Net interest rate spread			3.70%			3.93%
Net earning assets	$1,636,422			$1,405,174
Average interest-earning assets to average interest-bearing liabilities	130.39%			132.39%
[1]	Calculated net of deferred fees, loan discounts, loans in process and allowance for loan losses.
[2]
In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for 2016 and 2015. Tax-exempt investments and loans had an average balance of $107.3 million and $101.0 million for the six months ended June 30, 2016 and 2015, respectively.

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

	Three Months Ended June 30,
	2016 versus 2015
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$7,157	$(760)	$6,397
Warehouse Purchase Program	552	(230)	322
Commercial and industrial	4,948	(1,282)	3,666
Construction and land	752	(533)	219
Consumer real estate	2,366	(893)	1,473
Other consumer	(277)	27	(250)
Loans held for sale	3	(5)	(2)
Loans receivable	15,501	(3,676)	11,825
Agency mortgage-backed securities	173	34	207
Agency collateralized mortgage obligations	(201)	103	(98)
Investment securities	45	(12)	33
FHLB and FRB stock and other restricted securities	(1)	150	149
Interest-earning deposit accounts	144	109	253
Total interest-earning assets	15,661	(3,292)	12,369
Interest-bearing liabilities:
Interest-bearing demand	102	26	128
Savings and money market	169	401	570
Time	601	74	675
Borrowings	858	605	1,463
Total interest-bearing liabilities	1,730	1,106	2,836
Net interest income	$13,931	$(4,398)	$9,533

	Six Months Ended June 30,
	2016 versus 2015
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$12,173	$(1,929)	$10,244
Warehouse Purchase Program	1,449	(229)	1,220
Commercial and industrial	10,335	(2,649)	7,686
Construction and land	1,385	(876)	509
Consumer real estate	4,282	(863)	3,419
Other consumer	(585)	103	(482)
Loans held for sale	2	(2)	—
Loans receivable	29,041	(6,445)	22,596
Agency mortgage-backed securities	280	(12)	268
Agency collateralized mortgage obligations	(500)	178	(322)
Investment securities	90	(25)	65
FHLB and FRB stock and other restricted securities	21	306	327
Interest-earning deposit accounts	139	286	425
Total interest-earning assets	29,071	(5,712)	23,359
Interest-bearing liabilities:
Interest-bearing demand	181	162	343
Savings and money market	412	488	900
Time	1,001	124	1,125
Borrowings	1,483	950	2,433
Total interest-bearing liabilities	3,077	1,724	4,801
Net interest income	$25,994	$(7,436)	$18,558

Liquidity
Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. The Company relies on a number of different funding sources in order to meet its potential liquidity demands. The primary funding sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio.
Management also has several secondary sources of funds available to meet potential liquidity demands. At June 30, 2016, the Company had additional borrowing capacity of $1.08 billion with the FHLB and $255.0 million in federal funds lines of credit available with other financial institutions. The Company may also use the discount window at the Federal Reserve Bank as a source of short-term funding. Federal Reserve Bank borrowing capacity varies based upon securities pledged to the discount window line. At June 30, 2016, securities pledged had a collateral value of $56.4 million.
At June 30, 2016, the Company had classified 59.2% of its securities portfolio as available for sale (including pledged securities), providing an additional source of liquidity. Management believes that because active markets exist and our securities portfolio is of high quality, our available for sale securities are marketable. Selling participations in loans we originate, including portions of commercial real estate loans, creates another source of liquidity and allows us to manage borrower concentration risk as well as interest rate risk.
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
The Company, which is a separate legal entity from the Bank and must provide for its own liquidity, had liquid assets of $30.0 million on an unconsolidated basis at June 30, 2016. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders, funds paid out for Company stock repurchases, and payments on trust-preferred securities and subordinated debt held at the Company level. The Company has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. See “How We Are Regulated - Limitations on Dividends and Other Capital Distributions” under Item 1 and Note 17 of the Notes to Consolidated Financial Statements contained in Item 8 of the Company's 2015 Form 10-K.
The Company uses its sources of funds primarily to meet its expenses, pay maturing deposits and fund withdrawals, and to fund loan commitments. Total approved loan commitments (including Warehouse Purchase Program commitments, unused lines of credit and letters of credit) amounted to $2.13 billion and $1.71 billion at June 30, 2016, and December 31, 2015, respectively. It is management's policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Company. Certificates of deposit scheduled to mature in one year or less at June 30, 2016 totaled $977.6 million with a weighted average rate of 0.66%.
During the six months ended June 30, 2016, cash and cash equivalents decreased by $193.0 million, or 31.4%, to $422.6 million at June 30, 2016 from $615.6 million at December 31, 2015. Operating activities provided cash of $75.0 million and financing activities provided cash of $286.2 million, which was offset by cash used in investing activities of $554.2 million. Primary sources of cash for the six months ended June 30, 2016 included proceeds from pay-offs of Warehouse Purchase Program loans totaling $8.79 billion, proceeds from FHLB advances of $650.0 million and a $396.0 million increase in deposits. Primary uses of cash for the six months ended June 30, 2016 included originations of Warehouse Purchase Program loans totaling $8.73 billion, repayments on FHLB advances of $756.6 million and net fundings of loans held for investment totaling $635.1 million.
Please see Item 1A (Risk Factors) under Part 1 of the Company's 2015 Form 10-K for information regarding liquidity risk.
Off-Balance Sheet Arrangements, Contractual Obligations and Commitments
The following table presents our longer term contractual obligations and commitments to extend credit to our borrowers, in aggregate and by payment due dates (not including any interest amounts). In addition to the commitments below, the Company had overdraft protection available to its depositors in the amount of $86.0 million and credit card guarantees outstanding in the amount of $2.3 million at June 30, 2016.

	June 30, 2016
	Less than One Year	One through Three Years	Four through Five Years	After Five Years	Total
	(Dollars in thousands)
Contractual obligations:
Deposits without a stated maturity	$4,296,236	$—	$—	$—	$4,296,236
Certificates of deposit	977,631	301,752	42,629	4,434	1,326,446
FHLB advances [1]	506,846	821,928	3,046	1,719	1,333,539
Repurchase agreements	43,049	25,000	—	—	68,049
Subordinated debt [1]	—	—	—	90,464	90,464
Other borrowings [1]	25,000	—	—	—	25,000
Private equity fund for Community Reinvestment Act purposes	2,480	—	—	—	2,480
Operating leases (premises)	6,795	10,867	8,598	22,357	48,617
Total contractual obligations	$5,858,037	$1,159,547	$54,273	$118,974	7,190,831
Off-balance sheet loan commitments: [2]
Unused commitments to extend credit	$680,522	$319,799	$298,552	$57,162	1,356,035
Unused capacity on Warehouse Purchase Program loans [3]	744,610	—	—	—	744,610
Standby letters of credit	11,607	6,769	8,670	—	27,046
Total loan commitments	$1,436,739	$326,568	$307,222	$57,162	2,127,691
Total contractual obligations and loan commitments					$9,318,522
1 FHLB advances, subordinated debt and other borrowings are shown at their contractual amounts.
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

Capital Resources
Consistent with our goal to operate a sound and profitable organization, our policy is for the Company and its subsidiary bank to maintain “well-capitalized” status under the FRB regulations. Based on capital levels at June 30, 2016 and December 31, 2015, the Bank and the Company were considered to be well-capitalized.
At June 30, 2016, the Bank's equity totaled $902.4 million. The Company's consolidated equity totaled $843.3 million, or 10.5% of total assets, at June 30, 2016. Warehouse Purchase Program loan volumes can increase significantly on the last day of the month, potentially leading to a significant difference between the ending and average balance of Warehouse Purchase Program loans. At June 30, 2016, Warehouse Purchase Program loans totaled $980.4 million, compared to an average balance of $987.2 million for the three months ended June 30, 2016. Because the capital ratios below are calculated using ending risk-weighted assets and Warehouse Purchase Program loans are risk-weighted at 100%, an end of period increase in these balances can significantly impact the Company's reported capital ratios.

	Actual		Required for Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2016	(Dollars in thousands)
Total risk-based capital
Company	$809,410	11.35%	$570,630	8.00%	$713,287	10.00%
Bank	783,245	10.98	570,615	8.00	713,269	10.00
Tier 1 risk-based capital
Company	673,633	9.44	427,972	6.00	570,630	8.00
Bank	721,051	10.11	427,962	6.00	570,615	8.00
Common equity tier 1 risk-based capital
Company	661,985	9.28	320,979	4.50	463,637	6.50
Bank	721,051	10.11	320,971	4.50	463,625	6.50
Tier 1 leverage
Company	673,633	8.91	302,472	4.00	378,090	5.00
Bank	721,051	9.53	302,524	4.00	378,155	5.00
December 31, 2015
Total risk-based capital
Company	$755,689	11.58%	$522,107	8.00%	$652,634	10.00%
Bank	691,554	10.60	522,116	8.00	652,645	10.00
Tier 1 risk-based capital
Company	635,162	9.73	391,580	6.00	522,107	8.00
Bank	644,461	9.87	391,587	6.00	522,116	8.00
Common equity tier 1 risk-based capital
Company	623,604	9.56	293,685	4.50	424,212	6.50
Bank	644,461	9.87	293,690	4.50	424,219	6.50
Tier 1 leverage
Company	635,162	9.46	268,430	4.00	335,537	5.00
Bank	644,461	9.61	268,273	4.00	335,341	5.00
Pursuant to new capital regulations adopted by the FRB and the other federal banking agencies, the Company and the Bank must maintain a capital conservation buffer consisting of additional common equity tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. The new capital conversation buffer began to be phased in beginning on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets is required, which amount will increase each year until the buffer requirement is fully implemented on January 1, 2019. At June 30, 2016, the Company's and the Bank's common equity tier 1 capital exceeded the required capital conservation buffer.

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
As illustrated in the tables below, the Bank was within policy limits for all scenarios tested. The tables presented below, as of June 30, 2016, and December 31, 2015, are internal analyses of our interest rate risk as measured by changes in EVE and EAR for instantaneous, parallel, and sustained shifts for all market rates and yield curves, in 100 basis point increments, up 400 basis points and down 100 basis points.
As illustrated in the tables below, our EVE would be negatively impacted by a parallel, instantaneous, and sustained increase in market rates. Such an increase in rates would negatively impact EVE as a result of the duration of assets, including loans and investments, being longer than the duration of liabilities, primarily deposit accounts and FHLB borrowings. As illustrated in the table below, at June 30, 2016, our EAR would be negatively impacted by a parallel, instantaneous, and sustained increase in market rates. As market interest rates rise, variable liability rates are modeled to increase faster than assets mature or reprice. Our EVE and EAR would also be negatively impacted by a 100 basis point decline in market rates.

June 30, 2016
Change in Interest Rates in Basis Points	Economic Value of Equity				Earnings at Risk (12 months)
	Estimated EVE	Estimated Increase / (Decrease) in EVE		EVE Ratio %	Estimated Net Interest Income	Increase / (Decrease) in Estimated Net Interest Income
	$ Amount	$ Change	% Change		$ Amount	$ Change	% Change
	(Dollars in thousands)
400	964,957	(122,952)	(11.30)	12.87	283,177	(4,003)	(1.39)
300	1,006,069	(81,840)	(7.52)	13.18	283,710	(3,470)	(1.21)
200	1,043,214	(44,695)	(4.11)	13.43	283,991	(3,189)	(1.11)
100	1,070,586	(17,323)	(1.59)	13.55	283,931	(3,249)	(1.13)
—	1,087,909	—	—	13.55	287,180	—	—
(100)	1,064,939	(22,970)	(2.11)	13.04	279,310	(7,870)	(2.74)

December 31, 2015
Change in Interest Rates in Basis Points	Economic Value of Equity				Earnings at Risk (12 months)
	Estimated EVE	Estimated Increase / (Decrease) in EVE		EVE Ratio %	Estimated Net Interest Income	Increase / (Decrease) in Estimated Net Interest Income
	$ Amount	$ Change	% Change		$ Amount	$ Change	% Change
	(Dollars in thousands)
400	911,142	(118,867)	(11.54)	12.86	252,686	(6,758)	(2.60)
300	947,909	(82,100)	(7.97)	13.15	254,417	(5,027)	(1.94)
200	981,508	(48,501)	(4.71)	13.38	256,044	(3,400)	(1.31)
100	1,011,522	(18,487)	(1.79)	13.56	257,491	(1,953)	(0.75)
—	1,030,009	—	—	13.58	259,444	—	—
(100)	999,211	(30,798)	(2.99)	12.96	248,731	(10,713)	(4.13)

The Bank's EVE was $1.09 billion, or 13.55%, of the market value of portfolio assets as of June 30, 2016, a $57.9 million increase from $1.03 billion, or 13.58%, of the market value of portfolio assets as of December 31, 2015. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $44.7 million decrease in our EVE at June 30, 2016 compared to a $48.5 million decrease at December 31, 2015, and would result in a 12 basis point decrease in our EVE ratio to 13.43% at June 30, 2016 compared to a 20 basis point decrease to 13.38% at December 31, 2015. An immediate 100 basis point decrease in market interest rates would result in a $23.0 million decrease in our EVE at June 30, 2016 compared to a $30.8 million decrease at December 31, 2015, and would result in a 51 basis point decrease in our EVE ratio to 13.04% at June 30, 2016, as compared to a 62 basis point decrease in our EVE ratio to 12.96% at December 31, 2015.
The Bank's projected EAR for the twelve months ending June 30, 2017 is $287.2 million, compared to $259.4 million for the twelve months ending December 31, 2016. Based on the assumptions utilized, an immediate 200 basis point increase in market rates would result in a $3.2 million, or 1.11%, decrease in net interest income for the twelve months ending June 30, 2017 compared to a $3.4 million, or 1.31%, decrease for the twelve months ending December 31, 2016. An immediate 100 basis point decrease in market rates would result in a $7.9 million decrease in net interest income for the twelve months ending June 30, 2017 compared to a $10.7 million decrease for the twelve months ending December 31, 2016.
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
An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2016. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company's internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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
The Company did not repurchase any of its common stock during the quarter ended June 30, 2016.

Item 3.	Defaults upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
On July 25, 2016, the Compensation Committee of the Board of Directors of the Company approved a new form of restricted stock award and non-solicitation agreement (the “RSA Agreement”) for the granting of time- and performance-based restricted stock awards to executive officers under the Company’s 2012 Equity Incentive Plan (“2012 Equity Plan”). This new form of RSA Agreement was utilized for the grants of restricted stock awarded by the Compensation Committee on July 25, 2016 as outlined below, and is expected to be used in connection with future restricted stock grants, if any, awarded to officers under the 2012 Equity Plan. The following summarizes awards made to named executive officers of the Company on July 25th:

•	Kevin Hanigan, President and Chief Executive Officer - 27,100 restricted shares

•	Mays Davenport, Executive Vice President, Chief Financial Officer - 9,900 restricted shares

•	Scott Almy, Executive Vice President, Chief Operating Officer, Chief Risk Officer and General Counsel - 9,600 restricted shares

•	Thomas Swiley, Executive Vice President, Chief Lending Officer - 9,300 restricted shares

•	Charles Eikenberg, Executive Vice President, Community Banking- 9,300 restricted shares

Fifty percent (50%) of each executive’s award is time-based and will vest in full on the third anniversary of the grant date. The remaining fifty percent (50%) of the executive’s award is performance-based and represents the target number of shares that may be earned by the executive. The number of performance shares earned will be determined based on the Company’s return on average assets (“ROA”) and return on average equity (“ROE”) percentile ranking over the performance period as compared to the average ROA and ROE for a comparative peer group for the same period (as those terms are defined in the RSA Agreement). The performance period for the awards granted on July 25, 2016 begins on January 1, 2016 and ends on December 31, 2018. The table below sets forth the percentage of the target number of performance shares that may be earned based on the Company’s performance for the performance period:

		Performance-based Shares Earned (% of Target)*
Measure	Weight (% of Target No. of Shares)	Below Threshold (Below 35th percentile)	Threshold (35th percentile)	Target (50th percentile)	Maximum (75th percentile and above)
Relative 3-year ROA	50%	0%	25%	50%	75%
Relative 3-year ROE	50%	0%	25%	50%	75%
Total	100%	0%	50%	100%	150%
* Interpolation between performance levels.
In order to receive the shares, the executive must remain in the Company’s employ through (i) the third anniversary of the grant date with respect to the time-based portion of the restricted stock award and (ii) the date that the Compensation Committee certifies the performance results with respect to the performance-based portion of the restricted stock award. Notwithstanding the vesting requirements and performance objectives described above, the restrictions will lapse earlier in the event of the death or disability of the executive, or in the event of a change in control of the Company, all as further described in the RSA Agreement.
The actual number of performance shares that become earned by the executive as a result of achieving the performance goal set forth above may be reduced by the Compensation Committee in its sole and absolute discretion based on such factors as the Compensation Committee determines to be appropriate and/or advisable. The Compensation Committee anticipates that it will exercise such negative discretion only in extreme and unusual circumstances.
The foregoing summary of the restricted stock awards is qualified in its entirety by reference to the RSA Agreement, a copy of which is attached as Exhibit 10.10 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

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

10.7	Registrant's 2007 Equity Incentive Plan (incorporated herein by reference to Appendix A to the proxy statement filed with the SEC on March 30, 2007 (File No. 001-32992))

10.8	Registrant's 2012 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Registrant's proxy statement filed with the SEC on April 4, 2012 (File No. 001-34737))

10.9
Forms of Incentive Stock Option, Non-Qualified Stock Option, and Restricted Stock (time and performance-based) Agreements under the 2012 Equity Incentive Plan (incorporated herein by reference to the Exhibits to the Registrant's Registration Statement on Form S-8 filed with the SEC on June 14, 2012 (File No. 333-182122))

10.10	Form of 2012 Equity Incentive Plan Restricted Stock Award and Non-Solicitation Agreement

10.11	Form of 2012 Equity Incentive Plan Non-Employee Restricted Stock Award Agreement

11	Statement regarding computation of per share earnings (See Note 3 of the Condensed Notes to Unaudited Consolidated Interim Financial Statements included in this Form 10-Q).

31.1	Rule 13a — 14(a)/15d — 14(a) Certification (Chief Executive Officer)

31.2	Rule 13a — 14(a)/15d — 14(a) Certification (Chief Financial Officer)

32	Section 1350 Certifications

101
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Condensed Notes to Unaudited Consolidated Interim Financial Statements.

SIGNATURES
In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
LegacyTexas Financial Group, Inc.
(Registrant)

Date:	July 26, 2016	By:	/s/ Kevin J. Hanigan
Kevin J. Hanigan,
President and Chief Executive Officer
(Duly Authorized Officer)

Date:	July 26, 2016	By:	/s/ J. Mays Davenport
J. Mays Davenport
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibits:

10.10	Form of 2012 Equity Incentive Plan Restricted Stock Award and Non-Solicitation Agreement
10.11	Form of 2012 Equity Incentive Plan Non-Employee Restricted Stock Award Agreement
31.1	Certification of the Chief Executive Officer
31.2	Certification of the Chief Financial Officer
32.0	Section 1350 Certifications
101
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Condensed Notes to Unaudited Consolidated Interim Financial Statements.