Form 10-Q
period 2016-09-30
LegacyTexas Financial Group, Inc.
filed 2016-10-25
CIK 1487052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class: Common Stock	Shares Outstanding as of October 24, 2016:
47,773,160

LEGACYTEXAS FINANCIAL GROUP, INC.
FORM 10-Q
September 30, 2016

PART 1 - FINANCIAL INFORMATION        Item 1. Financial Statements
LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
ASSETS	(unaudited)
Cash and due from financial institutions	$63,598	$53,847
Short-term interest-bearing deposits in other financial institutions	214,289	561,792
Total cash and cash equivalents	277,887	615,639
Securities available for sale, at fair value	433,603	311,708
Securities held to maturity (fair value: September 30, 2016 — $229,194, December 31, 2015— $247,202)	220,919	240,433
Loans held for sale, at fair value	23,184	22,535
Loans held for investment:
Loans held for investment (net of allowance for loan losses of $57,318 at September 30, 2016 and $47,093 at December 31, 2015)	5,702,667	5,017,554
Loans held for investment - Warehouse Purchase Program	1,345,818	1,043,719
Total loans held for investment	7,048,485	6,061,273
FHLB stock and other restricted securities, at cost	54,850	63,075
Bank-owned life insurance	56,169	55,231
Premises and equipment, net	72,325	77,637
Goodwill	178,559	180,776
Other assets	74,029	63,633
Total assets	$8,440,010	$7,691,940
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand	$1,375,883	$1,170,272
Interest-bearing demand	848,564	819,350
Savings and money market	2,442,434	2,209,698
Time	1,461,194	1,027,391
Total deposits	6,128,075	5,226,711
FHLB advances	1,134,318	1,439,904
Repurchase agreements	75,138	83,269
Subordinated debt	134,083	84,992
Accrued expenses and other liabilities	101,551	52,988
Total liabilities	7,573,165	6,887,864
Commitments and contingent liabilities
Shareholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized; 0 shares issued — September 30, 2016 and December 31, 2015	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; 47,773,160 shares issued — September 30, 2016 and 47,645,826 shares issued December 31, 2015	478	476
Additional paid-in capital	583,800	576,753
Retained earnings	292,510	240,496
Accumulated other comprehensive income (loss), net	2,639	(133)
Unearned Employee Stock Ownership Plan (ESOP) shares; 1,258,284 shares at September 30, 2016 and 1,365,457 shares at December 31, 2015	(12,582)	(13,516)
Total shareholders’ equity	866,845	804,076
Total liabilities and shareholders’ equity	$8,440,010	$7,691,940
See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest and dividend income
Loans, including fees	$78,966	$63,025	$221,148	$182,611
Taxable securities	2,314	2,292	6,985	7,043
Nontaxable securities	763	773	2,296	2,215
Interest-bearing deposits in other financial institutions	463	137	1,185	421
FHLB and Federal Reserve Bank stock and other	405	298	1,241	820
	82,911	66,525	232,855	193,110
Interest expense
Deposits	5,756	3,382	14,300	9,558
FHLB advances	1,865	1,606	5,641	5,086
Repurchase agreements and other borrowings	1,810	349	4,729	1,131
	9,431	5,337	24,670	15,775
Net interest income	73,480	61,188	208,185	177,335
Provision for credit losses	3,467	7,515	19,067	14,265
Net interest income after provision for credit losses	70,013	53,673	189,118	163,070
Non-interest income
Service charges and other fees	9,670	8,195	26,778	22,895
Net gain on sale of mortgage loans held for sale	2,383	1,944	6,213	6,137
Bank-owned life insurance income	441	424	1,308	1,267
Gain (loss) on sale of available-for-sale securities	(3)	(25)	62	186
Gain (loss) on sale and disposition of assets	(1,490)	228	3,768	685
Other	276	1,085	1,525	2,052
	11,277	11,851	39,654	33,222
Non-interest expense
Salaries and employee benefits	23,918	23,633	69,122	69,153
Merger and acquisition costs	—	—	—	1,553
Advertising	751	645	2,822	2,633
Occupancy and equipment	3,822	3,622	11,292	11,268
Outside professional services	940	934	2,983	2,309
Regulatory assessments	1,169	1,026	3,632	2,994
Data processing	3,989	2,830	10,983	8,162
Office operations	2,368	2,879	7,377	7,924
Other	2,717	2,258	8,618	6,516
	39,674	37,827	116,829	112,512
Income before income tax expense	41,616	27,697	111,943	83,780
Income tax expense	14,399	9,802	39,427	29,310
Net income	$27,217	$17,895	$72,516	$54,470
Earnings per share:
Basic	$0.59	$0.39	$1.56	$1.18
Diluted	$0.58	$0.38	$1.56	$1.17
Dividends declared per share	$0.15	$0.14	$0.43	$0.40

See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$27,217	$17,895	$72,516	$54,470
Change in unrealized gains (losses) on securities available for sale	(433)	1,936	4,331	902
Reclassification of amount realized through sale of securities	3	25	(62)	(186)
Tax effect	151	(688)	(1,497)	(251)
Other comprehensive income (loss), net of tax	(279)	1,273	2,772	465
Comprehensive income	$26,938	$19,168	$75,288	$54,935
See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)
(Dollars in thousands, except share and per share data)

For the nine months ended September 30, 2015	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at January 1, 2015	$400	$386,549	$195,327	$930	$(14,983)	$568,223
Net income	—	—	54,470	—	—	54,470
Other comprehensive income, net of tax	—	—	—	465	—	465
Dividends declared ($0.40 per share)	—	—	(19,077)	—	—	(19,077)
ESOP shares earned, (138,146 shares)	—	2,484	—	—	1,100	3,584
Share-based compensation expense	—	4,569	—	—	—	4,569
Activity in employee stock plans, (133,222 shares)	1	1,167	—	—	—	1,168
Share repurchase, (357,950 shares)	(4)	(7,985)	—	—	—	(7,989)
Acquisition of LegacyTexas Group, Inc., (7,850,070 shares)	79	187,145	—	—	—	187,224
Balance at September 30, 2015	$476	$573,929	$230,720	$1,395	$(13,883)	$792,637
For the nine months ended September 30, 2016
Balance at January 1, 2016	$476	$576,753	$240,496	$(133)	$(13,516)	$804,076
Net income	—	—	72,516	—	—	72,516
Other comprehensive income, net of tax	—	—	—	2,772	—	2,772
Dividends declared ($0.43 per share)	—	—	(20,502)	—	—	(20,502)
ESOP shares earned, (107,173 shares)	—	1,775	—	—	934	2,709
Share-based compensation expense	—	3,855	—	—	—	3,855
Activity in employee stock plans, (127,334 shares)	2	1,417	—	—	—	1,419
Balance at September 30, 2016	$478	$583,800	$292,510	$2,639	$(12,582)	$866,845

See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net income	$72,516	$54,470
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	19,067	14,265
Depreciation and amortization	5,283	5,452
Deferred tax expense (benefit)	(3,007)	3,189
Premium amortization and accretion of securities, net	3,154	3,166
Accretion related to acquired loans	(3,764)	(8,565)
Gain on sale of available for sale securities	(62)	(186)
ESOP compensation expense	2,709	3,584
Share-based compensation expense	3,855	4,569
Net gain on loans held for sale	(6,213)	(6,137)
Loans originated or purchased for sale	(160,895)	(174,201)
Proceeds from sale of loans held for sale	166,459	175,175
FHLB stock dividends	(399)	(111)
Bank-owned life insurance income	(1,308)	(1,267)
(Gain) on sale and disposition of repossessed assets, premises and equipment	(3,930)	(232)
Disposition of insurance subsidiary goodwill upon sale of subsidiary operations	2,217	—
Net change in deferred loan fees/costs	(4,621)	302
Net change in accrued interest receivable	(1,174)	(1,791)
Net change in other assets	275	7,065
Net change in other liabilities	47,437	9,891
Net cash provided by operating activities	137,599	88,638
Cash flows from investing activities
Available-for-sale securities:
Maturities, prepayments and calls	2,146,619	998,967
Purchases	(2,274,549)	(1,016,762)
Proceeds from sale of AFS securities	8,065	17,947
Held-to-maturity securities:
Maturities, prepayments and calls	31,324	38,891
Purchases	(12,664)	(14,180)
Originations of Warehouse Purchase Program loans	(14,748,675)	(11,932,205)
Proceeds from pay-offs of Warehouse Purchase Program loans	14,446,576	11,758,244
Net change in loans held for investment, excluding Warehouse Purchase Program loans	(706,545)	(651,141)
Redemption (purchase) of FHLB and Federal Reserve Bank stock and other	8,624	(15,384)
Cash received in excess of cash paid for acquisition of LegacyTexas Group, Inc.	—	128,598
Purchases of premises and equipment	(4,903)	(4,164)
Proceeds from sale of assets	13,532	8,511
Net cash (used in) investing activities	(1,092,596)	(682,678)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from financing activities
Net change in deposits	901,364	484,201
Proceeds from FHLB advances	454,300	1,040,000
Repayments on FHLB advances	(759,886)	(749,991)
Share repurchase	—	(7,989)
Proceeds from borrowings	73,610	—
Repayments of borrowings	(33,060)	(44,579)
Payment of dividends	(20,502)	(19,077)
Activity in employee stock plans	1,419	1,168
Net cash provided by financing activities	617,245	703,733
Net change in cash and cash equivalents	(337,752)	109,693
Beginning cash and cash equivalents	615,639	132,021
Ending cash and cash equivalents	$277,887	$241,714
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$10,750	$906
Common stock issued in consideration of LegacyTexas Group, Inc. acquisition	—	187,224
See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION
The accompanying consolidated interim financial statements of LegacyTexas Financial Group, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles ("US GAAP") and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal and recurring adjustments which are considered necessary to fairly present the results for the interim periods presented have been included. Certain items in prior periods were reclassified to conform to the current presentation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”). Interim results are not necessarily indicative of results for a full year.
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
The Company evaluates goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount, in accordance with ASC 350-20. During the three months ended September 30, 2016, the Company changed its annual goodwill impairment testing date from December 31 to October 1. The Company believes that this new date is preferable as it provides additional time prior to the Company’s year-end to complete the annual goodwill impairment test, especially in the event of future acquisitions and growth. This change does not accelerate, delay, avoid or cause an impairment charge, nor does this change result in adjustments to previously issued financial statements. There were no impairments of goodwill recorded during the three or nine month periods ended September 30, 2016 and 2015.

NOTE 2 - SHARE TRANSACTIONS
On March 1, 2016, the Company announced the resumption of its existing stock repurchase program. The open-ended stock repurchase program, which commenced in August 2012, allows for the repurchase of up to 1,978,871 shares in the open market and in negotiated transactions, depending on market conditions. At September 30, 2016, 441,750 shares have been repurchased under this stock repurchase program, leaving 1,537,121 shares available for future repurchases under the program. Subsequently, the Company entered into a new trading plan with Sandler O’Neill & Partners, LP in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to facilitate repurchases of its common stock pursuant to the above mentioned stock repurchase program. No shares of Company stock were repurchased under this program during the three or nine months ended September 30, 2016.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 3 - EARNINGS PER COMMON SHARE
Basic earnings per common share is computed by dividing net income (which has been adjusted for distributed and undistributed earnings to participating securities) by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unvested restricted stock awards. Unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in ASC 260-10-45-60B. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock awards and options) were exercised or converted to common stock, or resulted in the issuance of common stock that then shared in the Company’s earnings. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unexercised stock options and unvested restricted stock awards. The dilutive effect of the unexercised stock options and unvested restricted stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. A reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic earnings per share:
Numerator:
Net income	$27,217	$17,895	$72,516	$54,470
Distributed and undistributed earnings to participating securities	(133)	(127)	(366)	(426)
Income available to common shareholders	$27,084	$17,768	$72,150	$54,044
Denominator:
Weighted average common shares outstanding	47,737,341	47,633,320	47,680,894	47,664,665
Less: Average unallocated ESOP shares	(1,281,843)	(1,441,870)	(1,317,347)	(1,487,465)
Average unvested restricted stock awards	(227,764)	(328,610)	(233,860)	(361,099)
Average shares for basic earnings per share	46,227,734	45,862,840	46,129,687	45,816,101
Basic earnings per common share	$0.59	$0.39	$1.56	$1.18
Diluted earnings per share:
Numerator:
Income available to common shareholders	$27,084	$17,768	$72,150	$54,044
Denominator:
Average shares for basic earnings per share	46,227,734	45,862,840	46,129,687	45,816,101
Dilutive effect of share-based compensation plan	318,798	325,621	233,480	257,158
Average shares for diluted earnings per share	46,546,532	46,188,461	46,363,167	46,073,259
Diluted earnings per common share	$0.58	$0.38	$1.56	$1.17
Share awards excluded in the computation of diluted earnings per share because the exercise price was greater than the common stock average market price and were therefore antidilutive	968,618	920,000	1,410,184	1,012,971

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 4 - SECURITIES
The amortized cost, related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss), and the fair value of securities available for sale were as follows:

September 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency residential mortgage-backed securities [1]	$216,381	$2,722	$65	$219,038
Agency commercial mortgage-backed securities [1]	9,438	165	—	9,603
Agency residential collateralized mortgage obligations [1]	52,678	346	65	52,959
US government and agency securities	114,446	203	—	114,649
Municipal bonds	36,596	864	106	37,354
Total securities	$429,539	$4,300	$236	$433,603
December 31, 2015
Agency residential mortgage-backed securities [1]	$224,582	$841	$1,575	$223,848
Agency commercial mortgage-backed securities [1]	9,483	—	66	9,417
Agency residential collateralized mortgage obligations [1]	22,430	26	142	22,314
US government and agency securities	14,906	148	—	15,054
Municipal bonds	40,512	637	74	41,075
Total securities	$311,913	$1,652	$1,857	$311,708
1 Mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
The amortized cost (carrying amount), unrealized gains and losses, and fair value of securities held to maturity were as follows:

September 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency residential mortgage-backed securities [1]	$80,526	$2,401	$9	$82,918
Agency commercial mortgage-backed securities [1]	28,167	1,740	—	29,907
Agency residential collateralized mortgage obligations [1]	45,409	1,139	37	46,511
Municipal bonds	66,817	3,086	45	69,858
Total securities	$220,919	$8,366	$91	$229,194
December 31, 2015
Agency residential mortgage-backed securities [1]	$87,935	$1,837	$284	$89,488
Agency commercial mortgage-backed securities [1]	24,848	913	64	25,697
Agency residential collateralized mortgage obligations [1]	59,174	1,087	55	60,206
Municipal bonds	68,476	3,447	112	71,811
Total securities	$240,433	$7,284	$515	$247,202
1 Mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The amortized cost (carrying amount) and fair value of held to maturity debt securities and the fair value of available for sale debt securities at September 30, 2016 by contractual maturity are set forth in the table below. Securities with contractual payments not due at a single maturity date, including mortgage-backed securities and collateralized mortgage obligations, are shown separately.

	Held to maturity		Available for sale
	Amortized Cost	Fair Value	Fair Value
Due in one year or less	$1,953	$1,980	$114,256
Due after one to five years	9,035	9,454	12,360
Due after five to ten years	48,356	50,836	16,486
Due after ten years	7,473	7,588	8,901
Agency residential mortgage-backed securities	80,526	82,918	219,038
Agency commercial mortgage-backed securities	28,167	29,907	9,603
Agency residential collateralized mortgage obligations	45,409	46,511	52,959
Total	$220,919	$229,194	$433,603

Securities with a carrying value of $210,606 and $280,629 at September 30, 2016 and December 31, 2015, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.
Sales and call activity of securities for the three and nine months ended September 30, 2016 and 2015 was as follows. All securities sold were classified as available for sale.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Proceeds	$365	$1,366	$8,065	$17,947
Gross gains	—	—	72	211
Gross losses	3	25	10	25
Tax expense (benefit) of securities gains/losses reclassified from accumulated other comprehensive income	(1)	(9)	22	65
Gains and losses on the sale of securities classified as available for sale are recorded on the trade date using the specific-identification method.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Securities with unrealized losses at September 30, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

AFS	Less than 12 Months		12 Months or More		Total
September 30, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency residential mortgage-backed securities [1]	$13,344	$17	$5,708	$48	$19,052	$65
Agency residential collateralized mortgage obligations [1]	9,082	19	3,767	46	12,849	65
Municipal bonds	3,848	41	2,591	65	6,439	106
Total temporarily impaired	$26,274	$77	$12,066	$159	$38,340	$236
December 31, 2015
Agency residential mortgage-backed securities [1]	$158,172	$1,353	$10,474	$222	$168,646	$1,575
Agency commercial mortgage-backed securities [1]	9,417	66	—	—	9,417	66
Agency residential collateralized mortgage obligations [1]	13,517	81	6,992	61	20,509	142
Municipal bonds	7,249	74	—	—	7,249	74
Total temporarily impaired	$188,355	$1,574	$17,466	$283	$205,821	$1,857

HTM	Less than 12 Months		12 Months or More		Total
September 30, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency residential mortgage-backed securities [1]	$2,192	$9	$—	$—	$2,192	$9
Agency residential collateralized mortgage obligations [1]	2,509	10	1,808	27	4,317	37
Municipal bonds	1,423	23	1,073	22	2,496	45
Total temporarily impaired	$6,124	$42	$2,881	$49	$9,005	$91
December 31, 2015
Agency residential mortgage-backed securities [1]	$41,935	$284	$—	$—	$41,935	$284
Agency commercial mortgage-backed securities [1]	3,805	64	—	—	3,805	64
Agency residential collateralized mortgage obligations [1]	3,714	6	3,060	49	6,774	55
Municipal bonds	1,638	10	6,369	102	8,007	112
Total temporarily impaired	$51,092	$364	$9,429	$151	$60,521	$515
1 Mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
Other-than-Temporary Impairment
In determining other-than-temporary impairment for debt securities, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than amortized cost; (2) the financial condition and near-term prospects of the issuer; (3) whether the market decline was affected by macroeconomic conditions; and (4) whether the Company has the intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
As of September 30, 2016, 45 securities had unrealized losses, 20 of which had been in an unrealized loss position for over 12 months at September 30, 2016. The Company does not believe these unrealized losses are other-than-temporary and, at September 30, 2016, had the intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. All principal and interest payments are being received on time and in full.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 5 - LOANS
Loans consist of the following:

	September 30, 2016	December 31, 2015
Loans held for sale	$23,184	$22,535

Loans held for investment:
Commercial real estate	$2,533,404	$2,177,543
Commercial and industrial	1,812,558	1,612,669
Construction and land	307,734	269,708
Consumer real estate	1,046,397	936,757
Other consumer	57,131	69,830
Gross loans held for investment, excluding Warehouse Purchase Program	5,757,224	5,066,507
Net of:
Deferred costs (fees) and discounts, net	2,761	(1,860)
Allowance for loan losses	(57,318)	(47,093)
Net loans held for investment, excluding Warehouse Purchase Program	5,702,667	5,017,554
Warehouse Purchase Program	1,345,818	1,043,719
Total loans held for investment	$7,048,485	$6,061,273

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Activity in the allowance for loan losses for the three and nine months ended September 30, 2016 and 2015, segregated by portfolio segment and evaluation for impairment, is set forth below. All Warehouse Purchase Program loans are collectively evaluated for impairment and are purchased under several contractual requirements, providing safeguards to the Company. These safeguards include the requirement that our mortgage company customers have a takeout commitment or similar arrangement for each loan. To date, the Company has not experienced a loss on these loans and no allowance for loan losses has been allocated to them. At September 30, 2016 and 2015, the allowance for loan impairment related to purchased credit impaired ("PCI") loans totaled $164 and $139, respectively.

For the three months ended September 30, 2016	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance - July 1, 2016	$16,166	$36,379	$3,950	$4,589	$1,110	$62,194
Charge-offs	(79)	(7,216)	—	(7)	(264)	(7,566)
Recoveries	7	227	—	47	109	390
Provision expense (benefit)	1,374	398	527	(238)	239	2,300
Ending balance - September 30, 2016	$17,468	$29,788	$4,477	$4,391	$1,194	$57,318
For the nine months ended September 30, 2016
Allowance for loan losses:
Beginning balance - January 1, 2016	$14,123	$24,975	$3,013	$3,992	$990	$47,093
Charge-offs	(79)	(7,681)	—	(77)	(655)	(8,492)
Recoveries	16	441	—	99	261	817
Provision expense	3,408	12,053	1,464	377	598	17,900
Ending balance - September 30, 2016	$17,468	$29,788	$4,477	$4,391	$1,194	$57,318
Allowance ending balance:
Individually evaluated for impairment	$301	$2,002	$—	$121	$58	$2,482
Collectively evaluated for impairment	17,167	27,786	4,477	4,270	1,136	54,836
Loans:
Individually evaluated for impairment	5,336	28,282	27	2,931	85	36,661
Collectively evaluated for impairment	2,522,417	1,784,023	307,707	1,042,585	56,810	5,713,542
PCI loans	5,651	253	—	881	236	7,021
Ending balance	$2,533,404	$1,812,558	$307,734	$1,046,397	$57,131	$5,757,224

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

For the three months ended September 30, 2015	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance - July 1, 2015	$11,285	$13,221	$1,531	$4,120	$710	$30,867
Charge-offs	(9)	(1,649)	—	(106)	(360)	(2,124)
Recoveries	3	23	—	6	92	124
Provision expense	1,789	4,019	888	252	567	7,515
Ending balance - September 30, 2015	$13,068	$15,614	$2,419	$4,272	$1,009	$36,382
For the nine months ended September 30, 2015
Allowance for loan losses:
Beginning balance - January 1, 2015	$11,830	$9,068	$174	$4,069	$408	$25,549
Charge-offs	(91)	(2,690)	—	(321)	(883)	(3,985)
Recoveries	24	124	—	66	339	553
Provision expense	1,305	9,112	2,245	458	1,145	14,265
Ending balance - September 30, 2015	$13,068	$15,614	$2,419	$4,272	$1,009	$36,382
Allowance ending balance:
Individually evaluated for impairment	$888	$1,426	$—	$80	$85	$2,479
Collectively evaluated for impairment	12,180	14,188	2,419	4,192	924	33,903
Loans:
Individually evaluated for impairment	13,880	41,805	39	5,571	160	61,455
Collectively evaluated for impairment	2,011,101	1,395,066	260,394	874,115	74,514	4,615,190
PCI loans	10,650	370	—	846	315	12,181
Ending balance	$2,035,631	$1,437,241	$260,433	$880,532	$74,989	$4,688,826
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
The allowance for loan losses is maintained to cover incurred losses that are estimated in accordance with US GAAP. It is our estimate of credit losses inherent in our loan portfolio at each balance sheet date. Our methodology for analyzing the allowance for loan losses consists of general and specific components. For the general component, we stratify the loan portfolio into homogeneous groups of loans that possess similar loss potential characteristics and apply a loss ratio to these groups of loans to estimate the credit losses in the loan portfolio. We use both historical loss ratios and qualitative loss factors assigned to major loan collateral types to establish general component loss allocations. Qualitative loss factors are based on management's judgment of company, market, industry or business specific data and external economic indicators, which are not yet reflected in the historical loss ratios, and that could impact the Company's specific loan portfolios. The Allowance for Loan Loss Committee sets and adjusts qualitative loss factors by regularly reviewing changes in underlying loan composition and the seasonality of specific portfolios. The Allowance for Loan Loss Committee also considers credit quality and trends relating to delinquency, non-performing and adversely rated loans within the Company's loan portfolio when evaluating qualitative loss factors. Additionally, the Allowance for Loan Loss Committee adjusts qualitative factors to account for the potential impact of external economic factors, including the unemployment rate, vacancy and capitalization rates and other pertinent economic data specific to our primary market area and lending portfolios.
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
Changes in the allowance for off-balance sheet credit losses on lending-related commitments, included in "accrued expenses and other liabilities" on the consolidated balance sheets, are summarized in the following table. Please see Note 10 - Commitments and Contingent Liabilities for more information.

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Balance at beginning of period	$—	$—
Charge-offs on lending-related commitments	—	—
Provision for credit losses on lending-related commitments	1,167	1,167
Balance at end of period	$1,167	$1,167
Impaired loans at September 30, 2016 and December 31, 2015, were as follows 1:

September 30, 2016	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial real estate	$5,475	$4,566	$770	$5,336	$272
Commercial and industrial	30,231	17,110	11,172	28,282	1,999
Construction and land	34	27	—	27	—
Consumer real estate	4,124	2,920	11	2,931	11
Other consumer	118	37	48	85	36
Total	$39,982	$24,660	$12,001	$36,661	$2,318
December 31, 2015
Commercial real estate	$11,682	$10,618	$962	$11,580	$303
Commercial and industrial	18,649	13,894	3,012	16,906	1,467
Construction and land	38	33	—	33	—
Consumer real estate	5,327	4,754	13	4,767	13
Other consumer	199	49	71	120	45
Total	$35,895	$29,348	$4,058	$33,406	$1,828
1 No Warehouse Purchase Program loans were impaired at September 30, 2016 or December 31, 2015. Loans reported do not include PCI loans.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Income on impaired loans at September 30, 2016 and 2015, was as follows1:

September 30, 2016	Current Quarter Average Recorded Investment	Year-to-Date Average Recorded Investment	Current Quarter Interest Income Recognized	Year-to-Date Interest Income Recognized
Commercial real estate	$3,223	$5,240	$3	$7
Commercial and industrial	24,835	24,350	—	1
Construction and land	27	30	—	—
Consumer real estate	4,452	5,372	3	11
Other consumer	87	100	1	3
Total	$32,624	$35,092	$7	$22
September 30, 2015
Commercial real estate	$6,394	$6,705	$3	$22
Commercial and industrial	27,446	15,444	2	7
Construction and land	65	99	—	—
Consumer real estate	5,253	5,320	1	6
Other consumer	172	221	—	2
Total	$39,330	$27,789	$6	$37
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
Loans past due over 90 days that were still accruing interest totaled $186 at September 30, 2016 and $111 at December 31, 2015, which consisted entirely of PCI loans. At September 30, 2016, no PCI loans were considered non-performing loans. No Warehouse Purchase Program loans were non-performing at September 30, 2016 or December 31, 2015. Non-performing (nonaccrual) loans were as follows:

	September 30, 2016	December 31, 2015
Commercial real estate	$5,336	$11,418
Commercial and industrial	28,282	16,877
Construction and land	27	33
Consumer real estate	7,051	9,781
Other consumer	169	107
Total	$40,865	$38,216
A loan that has been modified is considered a troubled debt restructuring (“TDR”) when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made for the borrower's benefit that would not otherwise be considered for a borrower or transaction with similar credit risk characteristics. Modifications to loan terms may include a modification of the contractual interest rate to a below-market rate (even if the modified rate is higher than the original rate), forgiveness of accrued interest, forgiveness of a portion of principal, an extended repayment period or a deed in lieu of foreclosure or other transfer of assets other than cash to fully or partially satisfy a debt. The Company's policy is to place all

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

TDRs on nonaccrual for a minimum period of six months. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months and the collection of principal and interest under the revised terms is deemed probable. All TDRs are considered to be impaired loans.
The outstanding balances of TDRs are shown below:

	September 30, 2016	December 31, 2015
Nonaccrual TDRs(1)	$11,288	$6,207
Performing TDRs (2)	462	605
Total	$11,750	$6,812
Specific reserves on TDRs	$649	$487
Outstanding commitments to lend additional funds to borrowers with TDR loans	—	—
1 Nonaccrual TDR loans are included in the nonaccrual loan totals.
2 Performing TDR loans are loans that have been performing under the restructured terms for at least six months and the Company is accruing interest on these loans.
The following tables provide the recorded balances of loans modified as a TDR during the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Principal Deferrals (1)	Other	Total	Principal Deferrals (1)	Combination of Rate Reduction and Principal Deferral	Other		Total
Commercial and industrial	$5	$—	$5	$10	$—	$7,183	(2)	$7,193
Consumer real estate	—	—	—	—	80	—		80
Other consumer	2	—	2	2	—	—		2
Total	$7	$—	$7	$12	$80	$7,183		$7,275
	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
Commercial and industrial	$—	$129	$129	$—	$—	$198		$198
Consumer real estate	212	—	212	298	61	—		359
Other consumer	2	—	2	2	—	—		2
Total	$214	$129	$343	$300	$61	$198		$559
1 Principal deferrals include Chapter 7 bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt. Such loans are placed on non-accrual status.
2 Includes a $6.3 million reserve-based energy relationship; the primary modification to this relationship was suspension of required borrowing base payments.
Loans modified as a TDR during the three and nine months ended September 30, 2016 or 2015 which experienced a subsequent payment default during the periods are shown below. A payment default is defined as a loan that was 90 days or more past due.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Consumer real estate	$—	$177	$32	$241

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Loans acquired with evidence of credit quality deterioration at acquisition, for which it was probable that the Company would not be able to collect all contractual amounts due, were accounted for as PCI loans. The carrying amount of PCI loans included in the consolidated balance sheets and the related outstanding balances at September 30, 2016 and December 31, 2015 are set forth in the table below. The outstanding balance represents the total amount owed, including accrued but unpaid interest, and any amounts previously charged off.

	September 30, 2016	December 31, 2015
Carrying amount [1]	$6,857	$11,804
Outstanding balance	7,710	13,053
1 The carrying amounts are reported net of allowance for loan losses of $164 and $150 as of September 30, 2016 and December 31, 2015.
Changes in the accretable yield for PCI loans for the three and nine months ended September 30, 2016, and 2015 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Beginning balance	$2,276	$3,310	$3,356	$2,100
Additions	—	—	—	1,907
Reclassifications from nonaccretable	603	786	347	1,192
Disposals	(75)	(578)	(357)	(932)
Accretion	(185)	(323)	(727)	(1,072)
Balance at end of period	$2,619	$3,195	$2,619	$3,195
Below is an analysis of the age of recorded investment in loans that were past due at September 30, 2016 and December 31, 2015. No Warehouse Purchase Program loans were delinquent at September 30, 2016 or December 31, 2015 and therefore are not included in the following table.

September 30, 2016	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Loans Past Due	Current Loans [1]	Total Loans
Commercial real estate	$1,943	$—	$—	$1,943	$2,531,461	$2,533,404
Commercial and industrial	3,332	625	36	3,993	1,808,565	1,812,558
Construction and land	427	4,350	28	4,805	302,929	307,734
Consumer real estate	569	3,008	1,122	4,699	1,041,698	1,046,397
Other consumer	457	54	49	560	56,571	57,131
Total	$6,728	$8,037	$1,235	$16,000	$5,741,224	$5,757,224
December 31, 2015
Commercial real estate	$16	$176	$10,269	$10,461	$2,167,082	$2,177,543
Commercial and industrial	884	670	12,255	13,809	1,598,860	1,612,669
Construction and land	623	—	—	623	269,085	269,708
Consumer real estate	10,880	2,463	3,458	16,801	919,956	936,757
Other consumer	463	37	—	500	69,330	69,830
Total	$12,866	$3,346	$25,982	$42,194	$5,024,313	$5,066,507
1 Includes acquired PCI loans with a total carrying value of $6,714 and $11,328 at September 30, 2016 and December 31, 2015, respectively.
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
For other consumer loans (non-real estate), credit exposure is monitored by payment history of the loans. Non-performing other consumer loans are on nonaccrual status and are generally greater than 90 days past due.
The recorded investment in loans by credit quality indicators at September 30, 2016 and December 31, 2015, was as follows.
Real Estate and Commercial and Industrial Credit Exposure
Credit Risk Profile by Internally Assigned Grade

September 30, 2016	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate
Grade: [1]
Pass	$2,510,512	$1,548,043	$307,619	$1,034,780
Special Mention	9,044	139,809	—	2,239
Substandard	13,078	124,650	88	7,283
Doubtful	770	56	27	2,095
Total	$2,533,404	$1,812,558	$307,734	$1,046,397
December 31, 2015
Grade: [1]
Pass	$2,135,539	$1,460,725	$269,582	$920,519
Special Mention	13,633	92,048	—	3,327
Substandard	27,572	59,835	93	9,606
Doubtful	799	61	33	3,305
Total	$2,177,543	$1,612,669	$269,708	$936,757
1 PCI loans are included in the substandard or doubtful categories. These categories are consistent with the "substandard" and "doubtful" categories as defined by regulatory authorities.
Warehouse Purchase Program Credit Exposure
All Warehouse Purchase Program loans were graded pass as of September 30, 2016 and December 31, 2015.
Other Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

	September 30, 2016	December 31, 2015
Performing	$56,962	$69,723
Non-performing	169	107
Total	$57,131	$69,830

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
The Company enters into a variety of derivative instruments as part of its hedging strategy and measures these instruments at fair value on a recurring basis in the balance sheet. The majority of these derivatives are forward mortgage-backed securities and are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, the Company utilized the exchange price or dealer market price for the particular derivative contract; therefore these contracts are classified as Level 2. In addition, the Company enters into interest rate lock commitments ("IRLCs") with prospective borrowers. These commitments are carried at fair value based on the fair value of the underlying mortgage loans which are based on observable market data. The Company adjusts the outstanding IRLCs with prospective borrowers based on an expectation that it will be exercised and the loan will be funded. IRLCs are recorded in other assets or other liabilities in the consolidated balance sheet. These commitments are classified as Level 2 in the fair value disclosures, as the valuations are based on market observable inputs. Net gains of $102 and $398 resulting from changes in the fair value of these IRLCs and net losses of $171 and $817 on forward mortgage-backed securities trades were recorded in net gain on sale of mortgage loans during the three and nine months ended September 30, 2016. These gains and losses were not attributable to instrument-specific credit risk. Please see Note 7 - Derivative Financial Instruments for more information.
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
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Fair Value Measurements Using Level 2
	September 30, 2016		December 31, 2015
Assets:
Agency residential mortgage-backed securities	$219,038		$223,848
Agency commercial mortgage-backed securities	9,603		9,417
Agency residential collateralized mortgage obligations	52,959		22,314
US government and agency securities	114,649		15,054
Municipal bonds	37,354		41,075
Total securities available for sale	$433,603		$311,708

Loans held for sale	$23,184	[1]	$22,535
Derivative financial instruments:
Interest rate lock commitments	819		421
Forward mortgage-backed securities trades	1		15
Loan customer counterparty	1,405		260
Liabilities:
Derivative financial instruments:
Forward mortgage-backed securities trades	94		29
Financial institution counterparty	1,405		260
1 At September 30, 2016, loans held for sale had an aggregate outstanding principal balance of $22,395. There were no mortgage loans held for sale that were 90 days or greater past due or on non-accrual at September 30, 2016.
Assets and Liabilities Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below. There were no liabilities measured at fair value on a non-recurring basis at September 30, 2016 or December 31, 2015.

	Fair Value Measurements Using Level 3
	September 30, 2016	December 31, 2015
Assets:
Impaired loans	$9,683	$2,230
Foreclosed assets:
Commercial real estate	11,982	4,784
Construction and land	1,447	1,802
Residential real estate	—	106
Foreclosed assets- other	31	—
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
Foreclosed assets are measured at the lower of book or fair value less costs to sell using third party appraisals, listing

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

agreements or sale contracts, which may be adjusted by additional Level 3 inputs, such as discounts of market value, estimated marketing costs and estimated legal expenses. Management may also consider additional adjustments on specific properties due to the age of the appraisal, expected holding period, lack of comparable sales, or if the other real estate owned is a special use property. At September 30, 2016, the Company had $73 in residential mortgage loans in the process of foreclosure.
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
The carrying amount and fair value information of financial instruments not recorded at fair value in their entirety on a recurring basis on the Company's consolidated balance sheets at September 30, 2016 and at December 31, 2015, were as follows:

		Fair Value Measurement Using
September 30, 2016	Carrying Amount	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$277,887	$277,887	$—	$—
Securities held to maturity	220,919	—	229,194	—
Loans held for investment, net	5,702,667	—	—	5,761,922
Loans held for investment - Warehouse Purchase Program	1,345,818	—	—	1,345,974
FHLB and other restricted securities, at cost	54,850	—	54,850	—
Accrued interest receivable	18,283	18,283	—	—
Financial liabilities
Deposits	$6,128,075	$—	$—	$5,895,417
FHLB advances	1,134,318	—	—	1,131,767
Repurchase agreements	75,138	—	—	74,631
Subordinated debt	134,083	—	—	128,255
Accrued interest payable	3,881	3,881	—	—
December 31, 2015
Financial assets
Cash and cash equivalents	$615,639	$615,639	$—	$—
Securities held to maturity	240,433	—	247,202	—
Loans held for investment, net	5,017,554	—	—	5,083,093
Loans held for investment - Warehouse Purchase Program	1,043,719	—	—	1,042,434
FHLB and other restricted securities, at cost	63,075	—	63,075	—
Accrued interest receivable	17,109	17,109	—	—
Financial liabilities
Deposits	$5,226,711	$—	$—	$4,920,648
FHLB advances	1,439,904	—	—	1,433,125
Repurchase agreement	83,269	—	—	81,956
Subordinated debt	84,992	—	—	85,771
Accrued interest payable	1,653	1,653	—	—

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The following methods and assumptions were used to estimate the fair values of each class of financial instrument presented:
Cash and cash equivalents - Due to their short term nature, the carrying amount approximates the estimated fair value.
Securities held to maturity - The fair values of these securities is determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2 inputs).
Loans held for investment (including Warehouse Purchase Program loans) - Fair value is based on discounted cash flows using current market offering rates, estimated life, and applicable credit risk.
FHLB stock and other restricted securities - The fair value on these securities is their cost basis due to restrictions on transferability.
Accrued interest receivable - Due to their short term nature, the carrying amount approximates the estimated fair value.
Deposits - Fair value is calculated using the FHLB advance curve to discount cash flows based on the estimated life of the deposits.
FHLB advances - Fair value is calculated using the FHLB advance curve to discount cash flows based on the contractual repayment schedule.
Repurchase agreement - The fair value is based on discounting the estimated cash flows using the current rate at which similar borrowings would be made with similar terms and remaining maturities.
Subordinated debt - The estimated fair value is based on current market rates on similar debt in the market.
Accrued interest payable - Due to their short term nature, the carrying amount approximates the estimated fair value.
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
The following table provides the outstanding notional balances and fair values of outstanding positions at September 30, 2016 and December 31, 2015.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

	September 30, 2016			December 31, 2015
Derivative Positions related to Mortgage Loans Held for Sale:	Expiration Dates	Outstanding Notional Balance	Fair Value	Expiration Dates	Outstanding Notional Balance	Fair Value
Assets:
IRLCs	2016	$21,399	$819	2016	$12,518	$421
Forward mortgage-backed securities trades	2016	2,500	1	2016	11,874	15
Liabilities:
Forward mortgage-backed securities trades	2016	$24,497	$94	2016	$8,500	$29

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

The notional amounts and estimated fair values of interest rate swap derivative positions outstanding and weighted-average receive and pay interest rates at September 30, 2016 and December 31, 2015 are presented in the following table.

Derivative Positions related to Commercial Loan Interest Rate Swaps and Caps:	Outstanding Notional Amount	Estimated Fair Value	Weighted-Average Interest Rate
			Received	Paid
September 30, 2016
Loan customer counterparty	$112,920	$1,405	3.03%	2.24%
Financial institution counterparty	(112,920)	(1,405)	2.24	3.03

December 31, 2015
Loan customer counterparty	$24,796	$260	5.01%	3.37%
Financial institution counterparty	(24,796)	(260)	3.37	5.01

Our credit exposure on interest rate swaps is limited to the net favorable value of all swaps by each counterparty. In some cases, collateral may be required from the counterparties involved if the net value of the swaps exceeds a nominal amount considered to be immaterial. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. Our cash collateral pledged for interest rate swaps and included in our interest-bearing deposits, which totaled $1,950 at September 30, 2016 and $300 at December 31, 2015, is in excess of our credit exposure. The Company does not offset fair value amounts recognized for derivative instruments and the amounts collected and/or deposited on derivative instruments in its consolidated balance sheets.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 8 - SHARE-BASED COMPENSATION

Compensation cost charged to income for share-based compensation is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Restricted stock	$909	$799	$2,090	$3,061
Stock options	723	551	1,765	1,508
Income tax benefit	571	473	1,349	1,599

A summary of activity in the restricted stock portion of the Company's stock plans is presented below:

	Nine Months Ended September 30, 2016
	Time-Vested Shares		Performance-Based Shares
	Shares	Weighted-Average Grant Date Fair Value per Share [1]	Shares	Weighted-Average Grant Date Fair Value per Share [2]
Non-vested at December 31, 2015	246,461	$20.98	61,800	$25.02
Granted	55,180	29.29	40,200	29.29
Vested	(101,465)	20.70	(20,600)	25.02
Non-vested at September 30, 2016	200,176	$23.38	81,400	$30.12
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
As of September 30, 2016, there was $5,488 of total unrecognized compensation expense related to non-vested restricted shares awarded under the Company's stock plans. That expense is expected to be recognized over a weighted-average period of 1.66 years.
A summary of activity in the stock option portion of the Company's stock plans as of September 30, 2016 is presented below:

	Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2015	1,865,750	$22.21	7.9	$6,401
Granted	387,838	29.12	10.0	—
Exercised	(72,154)	18.89	—	656
Forfeited	(71,316)	25.30	—	—
Outstanding at September 30, 2016	2,110,118	23.49	7.6	17,162
Fully vested and expected to vest	2,088,346	23.44	7.6	17,086
Exercisable at September 30, 2016	821,194	$20.34	6.4	$9,259
As of September 30, 2016, there was $7,853 of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over a weighted-average period of 2.70 years.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 9 - INCOME TAXES
A summary of the net deferred tax assets as of September 30, 2016 and December 31, 2015, is presented below:

	September 30, 2016	December 31, 2015
Net deferred tax assets	$22,550	$21,040
Estimated annual effective tax rate	35%

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
The contractual amounts of financial instruments with off‑balance sheet risk at September 30, 2016 and December 31, 2015, are summarized below. Please see Part I-Item 2-"Off-Balance Sheet Arrangements, Contractual Obligations and Commitments" of this Form 10-Q for information related to commitment maturities.

	September 30, 2016	December 31, 2015
Unused commitments to extend credit	$1,729,016	$1,211,964
Unused capacity on Warehouse Purchase Program loans	560,682	476,281
Standby letters of credit	23,060	18,644
Total unused commitments/capacity	$2,312,758	$1,706,889
Unused commitments to extend credit - The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Company. Substantially all of the Company's commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of future loan funding.
Unused capacity on Warehouse Purchase Program loans - In regard to unused capacity on Warehouse Purchase Program loans, the Company has established maximum purchase facility amounts, but reserves the right, at any time, to refuse to buy any mortgage loans offered for sale by each customer, for any reason in the Company's sole and absolute discretion.
Standby letters of credit - Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.
In addition to the commitments above, the Company guarantees the credit card debt of certain customers to the merchant bank that issues the credit cards. These guarantees are in place for as long as the guaranteed credit card is open. At September 30, 2016 and December 31, 2015, these credit card guarantees totaled $2,900 and $1,028, respectively. This amount represents the maximum potential amount of future payments under the guarantee, which the Company is responsible for in the event of customer non-payment.
In the third quarter of 2016, the Company established an allowance for credit losses on off-balance sheet lending-related commitments through a charge to provision for credit losses on the Company's consolidated statement of income. The establishment of this allowance for credit losses on off-balance sheet lending-related commitments was due to the expansion of the Company's lending business, as well as recent increased diversification of the types of off-balance sheet commitments offered by the Company. At September 30, 2016, this allowance for credit losses on off-balance sheet lending-related commitments, included in "other liabilities" on the Company's consolidated balance sheets, totaled $1,167.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

In addition to the commitments above, the Company had overdraft protection available in the amounts of $85,955 and $87,077 at September 30, 2016 and December 31, 2015, respectively.
The Company, at September 30, 2016, had FHLB letters of credit of $955,303 pledged to secure public deposits, repurchase agreements, and for other purposes required or permitted by law.
At September 30, 2016, the Company had $2,380 of unfunded commitments recorded in other liabilities in its consolidated balance sheet related to investments in community development-oriented private equity funds used for Community Reinvestment Act purposes.

NOTE 11 - RECENT ACCOUNTING DEVELOPMENTS
Effect of Newly Issued But Not Yet Effective Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU affects entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which deferred the effective date of ASU 2014-09 for public entities to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company is still evaluating the impact of this ASU on its financial statements and disclosures.
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
In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." This ASU removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. This revised guidance will remove all recognition thresholds and will require companies to recognize an allowance for lifetime expected credit losses. Credit losses will be immediately recognized through net income; the amount recognized will be based on the current estimate of contractual cash flows not expected to be collected over the financial asset’s contractual term. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities. For public business entities, this ASU is effective for financial statements issued for fiscal years and for interim periods within those fiscal years beginning after December 15, 2019. The Company is evaluating the impact of this ASU on its financial statements and disclosures.

NOTE 12 — SUBSEQUENT EVENTS
The Company evaluated events from the date of the consolidated financial statements on September 30, 2016 through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q dated October 25, 2016. No additional events were identified requiring recognition in and/or disclosures in the consolidated financial statements.

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

The Bank is regulated by the Texas Department of Banking (“TDOB”) and the Board of Governors of the Federal Reserve System (“FRB”) with back-up oversight by the Federal Deposit Insurance Corporation ("FDIC"). Additionally, the Bank is a Federal Reserve member bank required to have certain reserves and stock set by the FRB and a member of the Federal Home Loan Bank of Dallas, one of the 12 regional banks in the Federal Home Loan Bank System (“FHLB”). The Company is regulated by the FRB.
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
Performance Highlights

•
Net income of $27.2 million for the third quarter of 2016 was a record high for the Company, up $9.3 million, or 52.1%, from the third quarter of 2015, which includes a $12.3 million increase in net interest income and a $4.0 million decrease in the provision for loan losses, which was partially offset by a $574,000 decrease in non-interest income and a $1.8 million increase in non-interest expense.

•
Gross loans held for investment at September 30, 2016, excluding Warehouse Purchase Program loans, grew $690.7 million, or 13.6%, from December 31, 2015, with $555.8 million of growth in commercial real estate and commercial and industrial loans and $109.6 million of growth in consumer real estate loans.

•
Deposits at September 30, 2016 increased by $901.4 million, or 17.2%, from December 31, 2015, which includes $433.8 million of growth in time deposits, $232.7 million of growth in savings and money market deposits and $205.6 million of growth in non-interest-bearing demand deposits.

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
Allowance for Loan Loss. The allowance for loan losses and related provision expense are susceptible to change if the credit quality of our loan portfolio changes, which is evidenced by many factors, including but not limited to charge-offs and non-performing loan trends. Generally, consumer real estate lending has a lower risk profile compared to other consumer lending (such as automobile loans). Commercial real estate and commercial and industrial lending, however, can have higher risk profiles than consumer loans due to these loans being larger in amount and more susceptible to fluctuations in industry, market and economic conditions. Additionally, the Company has recently increased qualitative reserve factors on energy loans due to the impact of continued pressure on the price of oil and gas, which has led to a sustained increase in economic and regulatory uncertainty surrounding energy loans. While management uses available information to recognize losses on loans, changes in economic conditions, the mix and size of the loan portfolio and individual borrower conditions can dramatically impact our level of allowance for loan losses in relatively short periods of time. Management believes that the allowance for loan losses is maintained at a level that represents coverage of our best estimate of credit losses in the loan portfolio as of September 30, 2016.
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
Comparison of Financial Condition at September 30, 2016 and December 31, 2015
General. Total assets increased by $748.1 million, or 9.7%, to $8.44 billion at September 30, 2016 from $7.69 billion at December 31, 2015, primarily due to a $690.7 million, or 13.6%, increase in gross loans held for investment, excluding Warehouse Purchase Program loans, and a $302.1 million, or 28.9%, increase in Warehouse Purchase Program loans. The increase in total assets due to loan portfolio growth was partially offset by a $337.8 million, or 54.9%, decrease in cash and cash equivalents. The decrease in cash and cash equivalents was primarily due to two large deposits totaling $196.4 million that were made on the last day of 2015, with $137.0 million of these deposits withdrawn during the 2016 period.
Loans. Gross loans held for investment increased by $992.8 million, or 16.2%, to $7.10 billion at September 30, 2016 from $6.11 billion at December 31, 2015, while one- to four-family mortgage loans held for sale increased by $649,000, or 2.9%, for the same period.

	September 30, 2016	December 31, 2015	Dollar Change	Percent Change
	(Dollars in thousands)
Commercial real estate	$2,533,404	$2,177,543	$355,861	16.3%
Commercial and industrial	1,812,558	1,612,669	199,889	12.4
Construction and land	307,734	269,708	38,026	14.1
Consumer real estate	1,046,397	936,757	109,640	11.7
Other consumer	57,131	69,830	(12,699)	(18.2)
Gross loans held for investment, excluding Warehouse Purchase Program loans	5,757,224	5,066,507	690,717	13.6
Warehouse Purchase Program loans	1,345,818	1,043,719	302,099	28.9
Gross loans held for investment	7,103,042	6,110,226	992,816	16.2
Loans held for sale	23,184	22,535	649	2.9
Gross loans	$7,126,226	$6,132,761	$993,465	16.2%

Gross loans held for investment at September 30, 2016, excluding Warehouse Purchase Program loans, grew $690.7 million, or 13.6%, from December 31, 2015, which included growth in all loan categories with the exception of a $12.7 million decline in other consumer loans. Commercial real estate and commercial and industrial loans at September 30, 2016 increased by $355.9 million and $199.9 million, respectively, from December 31, 2015, and construction and land and consumer real estate loans increased by $38.0 million and $109.6 million, respectively, for the same period. Consumer real estate loans were reduced in the 2016 period by the third quarter 2016 sale of the Company's $34.4 million Federal Housing Administration ("FHA") loan portfolio, which was sold to reduce future loan servicing and compliance costs.
Reserve-based energy loans, which are reported as commercial and industrial loans, totaled $433.5 million (which includes 44 relationships managed by the Energy Finance group) at September 30, 2016, down $26.3 million from $459.8 million at December 31, 2015. Substantially all of the reserve-based energy loans are secured by deeds of trust on properties containing proven oil and natural gas reserves. Due to the sensitivity of the energy portfolio to downward movements in oil prices, the Company has seen migration in the portfolio into criticized classifications during the past year. See "Allowance for Credit Losses" for more information.

At September 30, 2016, the Company's reserve-based energy portfolio (reported above at $433.5 million) consisted of 48% natural gas reserves and 52% crude oil reserves. The Company encourages, and in some cases even requires, borrowers to utilize commodity hedges, in order to stabilize cash flows during volatile commodity price environments.  Hedges are used to guard against falling prices, and the goal is that the duration of the hedge will last long enough for prices to come back from any significant decline.  Hedges will typically include minimum and maximum allowed percentage of production, a minimum and maximum allowed term, and a minimum price.

In addition to the reserve-based energy loans, the Company has loans categorized as "Midstream and Other," which are typically related to the transmission of oil and natural gas and would only be indirectly impacted from declining commodity prices. At September 30, 2016, "Midstream and Other" loans had a total outstanding balance of $53.9 million, consisting of four relationships. Also, at September 30, 2016, the Company had five relationships in the commercial & industrial loan portfolio (outside of the reserve-based and midstream loans discussed above) that are involved in the energy exploration sector providing front-end service to companies who drill oil and gas wells and whose business could be impacted by the dramatic reduction in drilling activity as a result of the severe drop in the price of oil and gas.  These relationships totaled $2.8 million at September 30, 2016.
Warehouse Purchase Program loans increased by $302.1 million, or 28.9%, to $1.35 billion at September 30, 2016 from $1.04 billion at December 31, 2015. Although not bound by any legally binding commitment, when a purchase decision is made, the Company purchases a 100% participation interest in the loans originated by our mortgage banking company customers. The mortgage banking company closes mortgage loans consistent with underwriting standards established by approved investors and, once all pertinent documents are received, the participation interest is delivered by the Company to the investor selected by the originator and approved by the Company. Loans funded by the Warehouse Purchase Program during the third quarter of 2016 consisted of 54% conforming, 39% government loans and 7% of other loan types, including Jumbo loans.
Allowance for Credit Losses. The allowance for loan losses is maintained to cover losses that are estimated in accordance with US GAAP. It is our estimate of credit losses in our loan portfolio at each balance sheet date. Our methodology for analyzing the allowance for loan losses consists of general and specific components. For more information about the Company's calculation of its allowance for loan losses, please see Item 1 (Financial Statements) - Note 5 - "Loans" under Part 1 of this report.
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

Non-performing loans to total loans held for investment, excluding Warehouse Purchase Program loans, was 0.71% at September 30, 2016, down four basis points from 0.75% at December 31, 2015. Including Warehouse Purchase Program loans, non-performing loans to total loans held for investment was 0.58% at September 30, 2016, compared to 0.63% at December 31, 2015. Non-performing loans increased by $2.6 million to $40.9 million at September 30, 2016 from $38.2 million at December 31, 2015. This increase was primarily due to reserve-based energy loans that were downgraded to substandard non-performing status in 2016. At September 30, 2016, substandard non-performing energy loans totaled $22.0 million, with downgrades resulting from collateral value declines and deteriorating financial conditions due to the ongoing low commodity price environment.  The Company had set aside specific reserves totaling $217,000 at September 30, 2016 on these non-performing energy loans based on recent collateral valuations. During the quarter ended September 30, 2016, non-performing energy loans were reduced by a $12.0 million reserve-based energy loan that was resolved through bankruptcy proceedings, resulting in a $6.9 million charge-off. This decrease was partially offset by a $7.5 million reserve-based energy relationship that was downgraded to substandard non-performing during the third quarter of 2016 due to declining collateral values and resulting diminished operating performance following a review as part of the Shared National Credit ("SNC") program, which is a regulatory review conducted by the FRB, FDIC and Office of the Comptroller of the Currency of large syndicated loans of at least $20 million that are shared by three or more supervised institutions. The Company does not have any specific reserve set aside for this relationship and does not currently anticipate a loss.
Over the past year, risk rating downgrades on energy loans have increased, primarily in the special mention category, which consists entirely of performing loans. The below table shows criticized energy loans at September 30, 2016, June 30, 2016 and September 30, 2015.

	September 30, 2016	June 30, 2016	Linked-Quarter Change	September 30, 2015	Year-over-Year Change
	(Dollars in thousands)
Special Mention (all performing)	$125,807	$106,060	$19,747	$30,457	$95,350
Substandard (performing)	76,786	81,482	(4,696)	8,108	68,678
Substandard (non-performing)	22,033	26,576	(4,543)	36,217	(14,184)
	$224,626	$214,118	$10,508	$74,782	$149,844

The increase in substandard performing energy loans on a year-over-year basis, as well as the increase in special mention performing energy loans on a linked-quarter and year-over-year basis, resulted from collateral value declines and deteriorating financial condition due to the ongoing pressure on the price of oil and gas. At September 30, 2016, no special mention or substandard performing energy loans were considered to be impaired, and the Company did not have any specific loss reserves set aside for these loans. The Company continues to take action to improve the risk profile of the criticized energy loans by instituting monthly commitment reductions, obtaining additional collateral, obtaining additional guarantor support and/or requiring additional equity injections or asset sales.
Our allowance for loan losses was $57.3 million, or 0.81% of total loans held for investment (including Warehouse Purchase Program loans), at September 30, 2016 compared to $47.1 million, or 0.77% of total loans held for investment (including Warehouse Purchase Program loans), at December 31, 2015. Our allowance for loan losses to total loans held for investment, excluding Warehouse Purchase Program loans and acquired loans, was 1.12% at September 30, 2016 compared to 1.14% at December 31, 2015. Our allowance for loan losses to non-performing loans was 140.26% at September 30, 2016 compared to 123.23% at December 31, 2015. The increase in the allowance for loan losses from December 31, 2015, was primarily related to increased qualitative reserve factors applied to the Energy portfolio due to the impact of continued pressure on the price of oil and gas, which has resulted in sustained increases in economic uncertainty and regulatory concerns surrounding energy loans. The allowance for loan losses allocated to energy loans at September 30, 2016 totaled $16.1 million, up $4.1 million from $12.0 million at December 31, 2015 and up $11.2 million from $4.9 million at September 30, 2015. In addition to the $217,000 in specific reserves on non-performing energy relationships, these reserve amounts continue to reflect elevated qualitative factors compared to the 2015 periods. Since the inception of our Energy Finance Group, we have maintained a number of risk mitigation techniques, including sound underwriting (reasonable advance rates based on number and diversification of wells), sound policy (requiring hedges on production) and conservative collateral valuations (frequent borrowing base determinations at prices below NYMEX posted rates).  All borrowing base valuations are performed by experienced and nationally recognized third party firms intimately familiar with the properties and their production history. The Company believes that the level of loan loss reserves for energy loans as of September 30, 2016 is sufficient to cover estimated credit losses in the portfolio based on currently available information; however, future sustained low levels of oil pricing could lead to further risk rating downgrades, additional loan loss reserves, or losses.
Non-performing commercial real estate loans declined by $6.1 million compared to December 31, 2015 due to a non-performing commercial real estate property secured by a medical facility that was transferred into foreclosed assets in the 2016 period. For more information about the Company's non-performing loans, please see Note 5 of the Condensed Notes to Unaudited Consolidated Interim Financial Statements contained in Item 1 of this report. Net charge-offs for the three months ended September 30, 2016 totaled $7.2 million, an increase of $7.1 million from the second quarter of 2016 and an increase of $5.2 million from the third quarter of 2015, primarily due to the $6.9 million charge-off recorded on the $12.0 million non-performing energy loan discussed above.

Due to the expansion of our lending business, as well as recent increased diversification of the types of off-balance sheet commitments offered by the Company, management established an allowance for credit losses on off-balance sheet lending-related commitments during the third quarter of 2016. $1.2 million of the provision for credit loss for the quarter ended September 30, 2016 funded this allowance. This allowance for off-balance sheet credit loss is included in "other liabilities" on the consolidated balance sheets.

In our 2015 Form 10-K, we disclosed a borrowing relationship comprised of multiple affiliated funds (collectively referred to as the "Borrower") which had $20.8 million outstanding in commercial and industrial loans at December 31, 2015. At September 30, 2016, the Borrower had $6.7 million outstanding. In Form 8-K filings with the SEC dated February 22, 2016 and November 24, 2015, the Borrower disclosed that it is the subject of an ongoing investigation by the SEC and that its auditor declined to stand for reappointment, although no disagreements were cited between the Borrower and its auditors. In a Form 8-K filing with the SEC dated June 8, 2016, the Borrower disclosed that it had engaged a new independent registered public accounting firm. In a Form 8-K filing with the SEC dated October 18, 2016, the Borrower disclosed that it had received a "Wells Notice" from the staff (the "Staff") of the SEC's Division of Enforcement stating that the Staff has made a preliminary determination to recommend that the SEC file an enforcement action against the Borrower. The Borrower intends to provide to the Staff a Wells submission to further explain the Borrower's views and its belief that no enforcement action is warranted against the Borrower. At September 30, 2016, the Company classified $4.0 million of the relationship as “Substandard", with the remaining $2.7 million of the relationship classified as "Special Mention." The entire $6.7 million relationship was considered performing at September 30, 2016. Based on the Company's most recent analysis, the value of the collateral securing each of the loans is believed to be in excess of the loan amounts. The Company will continue to monitor this borrowing relationship.
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
We regularly review the assets in our portfolio to determine whether any should be considered as classified. The total amount of classified assets represented 18.7% of our total equity and 1.9% of our total assets at September 30, 2016 compared to 13.5% of our total equity and 1.4% of our total assets at December 31, 2015. The aggregate amount of classified assets at the dates indicated was as follows:

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Doubtful	$2,948	$4,201
Substandard	145,528	97,523
Total classified loans	148,476	101,724
Foreclosed assets	13,460	6,692
Total classified assets	$161,936	$108,416

Substandard loans at September 30, 2016 increased by $48.0 million from December 31, 2015, which was primarily due to downgraded energy loans discussed above in "Allowance for Credit Losses" and was partially offset by a $10.5 million non-performing commercial real estate property secured by a medical facility that was transferred into foreclosed assets in the 2016 period.
The Company also has potential problem loans, considered "other loans of concern," that are currently performing and do not meet the criteria for impairment, but where there is the distinct possibility that we might sustain some loss if credit deficiencies are not corrected. These possible credit problems may result in the future inclusion of these loans in the non-performing asset categories and consisted of $100.6 million in loans that were classified as "substandard," but were still accruing interest and were not considered impaired at September 30, 2016 (excluding PCI loans.) Other loans of concern at September 30, 2016 increased by $49.0 million from December 31, 2015, primarily due to energy loans that were downgraded to substandard performing status during the 2016 period (See "Allowance for Credit Losses" for additional information about downgraded energy loans.) Other loans of concern have been considered in management's analysis of potential loan losses.
Securities. Our securities portfolio increased $102.4 million, or 18.5%, to $654.5 million at September 30, 2016 from $552.1 million at December 31, 2015. During the nine months ended September 30, 2016, purchases totaling $2.29 billion offset paydowns and maturities of securities totaling $2.18 billion and security sales totaling $8.1 million.
Deposits. Total deposits increased $901.4 million, or 17.2%, to $6.13 billion at September 30, 2016 from $5.23 billion at December 31, 2015, which includes growth in all deposit categories.

	September 30, 2016	December 31, 2015	Dollar Change	Percent Change
	(Dollars in thousands)
Non-interest-bearing demand	$1,375,883	$1,170,272	$205,611	17.6%
Interest-bearing demand	848,564	819,350	29,214	3.6
Savings and money market	2,442,434	2,209,698	232,736	10.5
Time	1,461,194	1,027,391	433,803	42.2
Total deposits	$6,128,075	$5,226,711	$901,364	17.2%

Time deposits increased by $433.8 million compared to December 31, 2015, while savings and money market, non-interest-bearing demand deposits and interest-bearing demand deposits increased by $232.7 million, $205.6 million and $29.2 million, respectively, for the same period. Time deposits at September 30, 2016 included $101.6 million in brokered deposits that were added in the 2016 period.
Borrowings. FHLB advances decreased $305.6 million, or 21.2%, to $1.13 billion at September 30, 2016 from $1.44 billion at December 31, 2015. The outstanding balance of FHLB advances decreased primarily due to strong deposit growth of $901.4 million during the 2016 period, which reduced the need to borrow from the FHLB. At September 30, 2016, the Company was eligible to borrow an additional $1.73 billion from the FHLB.

The table below shows FHLB advances by maturity and weighted average rate at September 30, 2016:

	Balance	Weighted Average Rate
	(Dollars in thousands)
Less than 90 days	$150,684	1.08%
90 days to less than one year	160,563	0.77
One to three years	818,695	0.42
After three to five years	2,950	5.49
After five years	1,501	5.49
	1,134,393	0.58%
Restructuring prepayment penalty	(75)
Total	$1,134,318
Additionally, the Company has eight available federal funds lines of credit with other financial institutions totaling $255.0 million and was eligible to borrow $51.6 million from the Federal Reserve Bank discount window. At September 30, 2016, the Company also had a $25.0 million outstanding structured repurchase agreement with Credit Suisse, as well as $50.1 million in overnight repurchase agreements with depositors. Also, at September 30, 2016, subordinated debt totaled $134.1 million, which included $122.4 million of fixed-to-floating rate subordinated notes (reported net of $2.6 million in debt issuance costs.) $75.0 million of these notes were issued by the Company in November 2015, and $50.0 million additional notes were issued in September 2016 when the Company reopened the offering. The $134.1 million of subordinated debt also included $11.7 million of trust preferred securities that were acquired through the merger with LegacyTexas Group, Inc. All subordinated debt is reported net of purchase accounting fair value adjustments and debt issuance costs. During the quarter ended September 30, 2016, the Company used a portion of the proceeds from the $50.0 million reopening of the subordinated debt offering to pay off its $24.9 million (reported net of debt issuance costs) unsecured term loan borrowed in the second quarter of 2016 and previously reported in other borrowings.
Accrued Expenses and Other Liabilities. Accrued expenses and other liabilities increased $48.6 million, or 91.6%, to $101.6 million at September 30, 2016 from $53.0 million at December 31, 2015. This increase was primarily due to a $34.7 million increase in commercial escrow funds collected from commercial borrowers, which is related to an increase in commercial loan volume compared to the 2015 period, as well as timing of escrow payments.
Shareholders’ Equity. Total shareholders' equity increased by $62.8 million, or 7.8%, to $866.8 million at September 30, 2016 from $804.1 million at December 31, 2015.

	September 30, 2016	December 31, 2015	Dollar Change	Percent Change
	(Dollars in thousands)
Common stock	$478	$476	$2	0.4%
Additional paid-in capital	583,800	576,753	7,047	1.2
Retained earnings	292,510	240,496	52,014	21.6
Accumulated other comprehensive income (loss), net	2,639	(133)	2,772	N/M1
Unearned ESOP shares	(12,582)	(13,516)	934	(6.9)
Total shareholders’ equity	$866,845	$804,076	$62,769	7.8%
1N/M - not meaningful
The increase in shareholders' equity at September 30, 2016, compared to December 31, 2015, was primarily due to net income of $72.5 million recognized during the nine months ended September 30, 2016, which was partially offset by the payment of quarterly dividends totaling $0.43 per common share, or $20.5 million, during the nine months ended September 30, 2016.

Comparison of Results of Operations for the Three Months Ended September 30, 2016 and 2015
General. Net income for the three months ended September 30, 2016 was $27.2 million, an increase of $9.3 million, or 52.1%, from net income of $17.9 million for the three months ended September 30, 2015. The increase in net income was driven by a $15.9 million increase in interest income on loans and a $4.0 million decrease in the provision for loan losses, which was partially offset by a $574,000 decrease in non-interest income, a $1.8 million increase in non-interest expense and a $2.4 million increase in interest expense on deposits. Basic earnings per share for the three months ended September 30, 2016 was $0.59, a $0.20 increase from $0.39 for the three months ended September 30, 2015. Diluted earnings per share for the three months ended September 30, 2016 was $0.58, a $0.20 increase from $0.38 for the three months ended September 30, 2015.
Interest Income. Interest income increased by $16.4 million, or 24.6%, to $82.9 million for the three months ended September 30, 2016 from $66.5 million for the three months ended September 30, 2015.

	Three Months Ended September 30,		Dollar Change	Percent Change
	2016	2015
	(Dollars in thousands)
Interest and dividend income
Loans, including fees	$78,966	$63,025	$15,941	25.3%
Securities	3,077	3,065	12	0.4
Interest-bearing deposits in other financial institutions	463	137	326	238.0
FHLB and Federal Reserve Bank stock and other	405	298	107	35.9
	$82,911	$66,525	$16,386	24.6%
The $16.4 million increase in interest income for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily due to a $15.9 million, or 25.3%, increase in interest income on loans, which was driven by increased volume in all loan categories with the exception of other consumer loans. The average balance of commercial real estate loans increased by $579.2 million from the 2015 period, which was partially offset by a nine basis point year-over-year decrease in the average yield earned on this portfolio, resulting in a $7.1 million increase in interest income. The average balance of commercial and industrial loans increased by $370.2 million from the third quarter of 2015, resulting in a $4.2 million increase in interest income. The average balance of Warehouse Purchase Program and consumer real estate loans increased by $286.2 million and $200.8 million, respectively, compared to the third quarter of 2015, leading to increases in interest income of $2.2 million and $2.1 million, respectively. Interest income on loans for the third quarter of 2016 included $1.2 million in accretion of purchase accounting fair value adjustments on acquired loans, compared to $2.0 million for the third quarter of 2015.
Interest Expense. Interest expense increased by $4.1 million, or 76.7%, to $9.4 million for the three months ended September 30, 2016 from $5.3 million for the three months ended September 30, 2015.

	Three Months Ended September 30,		Dollar Change	Percent Change
	2016	2015
	(Dollars in thousands)
Interest expense
Deposits	$5,756	$3,382	$2,374	70.2%
FHLB advances	1,865	1,606	259	16.1
Repurchase agreements and other borrowings	1,810	349	1,461	418.6
	$9,431	$5,337	$4,094	76.7%
The increase in interest expense for the three months ended September 30, 2016 compared to the same period in 2015 was primarily due to an increase in interest expense on deposits, which was driven by increased volume and rates in all deposit products. A $478.9 million increase in the average balance of savings and money market deposits and a $470.2 million increase in the average balance of time deposits, along with a 14 basis point increase in the average rate paid on savings and money market deposits and a nine basis point increase in the average rate paid on time deposits, increased interest expense by $1.1 million and $1.1 million, respectively, during the three months ended September 30, 2016 compared to the same period in 2015. Interest expense on borrowings increased by $1.7 million compared to the third quarter of 2015, primarily due to the issuance of $75.0 million of fixed-to-floating rate subordinated notes by the Company in November 2015, as well as a 31 basis point increase in the average rate paid over the period.
Net Interest Income. Net interest income increased by $12.3 million, or 20.1%, to $73.5 million for the three months ended September 30, 2016 from $61.2 million for the three months ended September 30, 2015. The net interest margin decreased by 20 basis points to 3.80% for the three months ended September 30, 2016 from 4.00% for the same period last year. The net interest rate spread decreased by 23 basis points to 3.65% for the three months ended September 30, 2016 from 3.88% for the same period last year. Accretion of interest resulting from the merger with LegacyTexas Group, Inc. on January 1, 2015, as well as the 2012 Highlands acquisition, contributed six basis points to the net interest margin and average yield on earning assets for the quarter ended September 30, 2016, compared to 12 basis points for the quarter ended September 30, 2015. The average yield on earning assets for the third quarter of 2016 was 4.28%, a seven basis point decrease from the third quarter of 2015. The average cost of deposits for the third quarter of 2016 was 0.39%, up ten basis points from the third quarter of 2015, with the average cost of interest-bearing liabilities up 16 basis points to 0.63% for the third quarter of 2016, compared to the third quarter of 2015, primarily due to a 31 basis point increase in borrowing costs.
Provision for Credit Losses. The Company recorded a provision for credit losses of $3.5 million for the quarter ended September 30, 2016, down $4.0 million from $7.5 million for the quarter ended September 30, 2015. The decrease in the provision for credit losses compared to the third quarter of 2015 was primarily due to a lower amount of commercial loans originated during the third quarter of 2016 compared to the 2015 period, particularly in the energy portfolio, which require a higher allocation of allowance for loan losses when added to the Company's balance sheet. For more information about the Company's allowance for loan losses, please see "Management's Discussion and Analysis - Comparison of Financial Condition at September 30, 2016 and December 31, 2015 - Allowance for Loan Losses" contained in Item 2 of this report. Provision for credit losses included a $1.2 million expense recorded to establish a reserve for credit losses on off-balance sheet commitments, which resulted from the expansion of our lending business, as well as recent increased diversification of the types of off-balance sheet commitments offered by the Company.
Non-interest Income. Non-interest income decreased by $574,000, or 4.8%, to $11.3 million for the three months ended September 30, 2016 from $11.9 million for the three months ended September 30, 2015.

	Three Months Ended September 30,		Dollar Change	Percent Change
	2016	2015
	(Dollars in thousands)
Non-interest income
Service charges and other fees	$9,670	$8,195	$1,475	18.0%
Net gain on sale of mortgage loans held for sale	2,383	1,944	439	22.6
Bank-owned life insurance income	441	424	17	4.0
Gain (loss) on sale of available for sale securities	(3)	(25)	22	N/M1
Gain (loss) on sale and disposition of assets	(1,490)	228	(1,718)	N/M1
Other	276	1,085	(809)	(74.6)
	$11,277	$11,851	$(574)	(4.8)%
1N/M - not meaningful
The $574,000 decrease in non-interest income for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily due to a loss of $1.5 million on the sale of the Company's $34.4 million FHA loan portfolio recorded to other non-interest income in the third quarter of 2016. Other non-interest income for the three months ended September 30, 2016 was also lower than the 2015 period due to $695,000 in income recorded in the third quarter of 2015 from insurance activities, which was not repeated in the third quarter of 2016 due to the second quarter 2016 sale of the Company’s insurance subsidiary operations. Other non-interest income for the third quarter of 2016 included a $105,000 net increase in the value of investments in community development-oriented private equity funds used for Community Reinvestment Act purposes (the "CRA Funds"), compared to a $202,000 net increase in the CRA Funds recorded in the third quarter of 2015. Service charges and other fees increased by $1.5 million compared to the third quarter of 2015, which included a $746,000 increase in commercial loan fee income (consisting of syndication, arrangement, non-usage and pre-payment fees), a $311,000 increase in Warehouse Purchase Program fee income, and a $170,000 increase in title insurance premiums. The Company recognized $2.4 million in net gains on the sale of mortgage loans held for sale during the third quarter of 2016, which includes the gain recognized on $60.2 million of one-to four-family mortgage loans that were sold or committed for sale during the third quarter of 2016, fair value changes on mortgage derivatives and mortgage fees collected, compared to $1.9 million in comparable net gains recorded during the third quarter of 2015 on $59.5 million of one-to four-family mortgage loans sold.
Non-interest Expense. Non-interest expense increased by $1.8 million, or 4.9%, to $39.7 million for the three months ended September 30, 2016 from $37.8 million for the three months ended September 30, 2015.

	Three Months Ended September 30,		Dollar Change	Percent Change
	2016	2015
	(Dollars in thousands)
Non-interest expense
Salaries and employee benefits	$23,918	$23,633	$285	1.2%
Advertising	751	645	106	16.4
Occupancy and equipment	3,822	3,622	200	5.5
Outside professional services	940	934	6	0.6
Regulatory assessments	1,169	1,026	143	13.9
Data processing	3,989	2,830	1,159	41.0
Office operations	2,368	2,879	(511)	(17.7)
Other	2,717	2,258	459	20.3
	$39,674	$37,827	$1,847	4.9%
The increase in non-interest expense for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily due to a $1.2 million increase in data processing expense compared to the third quarter of 2015, which included increased expenses for debit card issuance and processing services, as the Company has converted all debit cards to the Europay, MasterCard and Visa ("EMV") chip technology to assist with reduction of future fraud. Other non-interest expense increased $459,000 for the three months ended September 30, 2016 due to an increase in debit card fraud losses in the 2016 period. Salaries and employee benefits expense for the third quarter of 2016 increased by $285,000 compared to the third quarter of 2015, primarily due to an increase in the number of employees in the 2016 period, which increased salary expense by $1.4 million, and increased loan production in the 2016 period, which led to a $976,000 increase in performance-based incentive accruals and commissions. These increases in salaries and employee benefits expense in the 2016 period were partially offset by a $1.3 million increase in deferred salary costs related to loan originations that will be accounted for over the lives of the related loans, a reduction of $467,000 in salaries and benefits attributable to the Company's insurance subsidiary operations, which was sold in the second quarter of 2016, and a $282,000 reduction in severance payments and sign-on bonuses compared to the third quarter of 2015.
Income Tax Expense. For the three months ended September 30, 2016 we recognized income tax expense of $14.4 million on our pre-tax income, which was an effective tax rate of 34.6%, compared to income tax expense of $9.8 million for the three months ended September 30, 2015, which was an effective tax rate of 35.4%. The decrease in the effective tax rate in the 2016 period primarily resulted from a book basis and tax basis difference related to the Company's ESOP.
Comparison of Results of Operations for the Nine Months Ended September 30, 2016 and 2015

General. Net income for the nine months ended September 30, 2016 was $72.5 million, an increase of $18.0 million, or 33.1%, from net income of $54.5 million for the nine months ended September 30, 2015. The increase in net income was driven by increased net interest and non-interest income, and was partially offset by increased provision for loan losses and non-interest expense. Basic earnings per share for the nine months ended September 30, 2016 was $1.56, an increase of $0.38 from $1.18 for the nine months ended September 30, 2015. Diluted earnings per share for the nine months ended September 30, 2016 was $1.56, an increase of $0.39 from $1.17 for the nine months ended September 30, 2015.

Interest Income. Interest income increased by $39.7 million, or 20.6%, to $232.9 million for the nine months ended September 30, 2016 from $193.1 million for the nine months ended September 30, 2015.

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2016	2015
	(Dollars in thousands)
Interest and dividend income
Loans, including fees	$221,148	$182,611	$38,537	21.1%
Securities	9,281	9,258	23	0.2
Interest-bearing deposits in other financial institutions	1,185	421	764	181.5
FHLB and Federal Reserve Bank stock and other	1,241	820	421	51.3
	$232,855	$193,110	$39,745	20.6%

The $39.7 million increase in interest income for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to a $38.5 million, or 21.1%, increase in interest income on loans, which was driven by increased volume in all loan categories with the exception of other consumer loans. The average balance of commercial real estate loans increased by $513.0 million, which was partially offset by a 16 basis point year-over-year decrease in the average yield earned on this portfolio, resulting in a $17.4 million increase in interest income. The average balance of commercial and industrial loans increased by $430.7 million, which was partially offset by a 26 basis point year-over-year decrease in the average yield earned on this portfolio, resulting in an $11.9 million increase in interest income. The average balance of consumer real estate and Warehouse Purchase Program loans increased by $186.9 million and $154.2 million, respectively, leading to increases in interest income of $5.6 million and $3.4 million, respectively.

Interest Expense. Interest expense increased by $8.9 million, or 56.4%, to $24.7 million for the nine months ended September 30, 2016 from $15.8 million for the nine months ended September 30, 2015.

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2016	2015
	(Dollars in thousands)
Interest expense
Deposits	$14,300	$9,558	$4,742	49.6%
FHLB advances	5,641	5,086	555	10.9
Repurchase agreements and other borrowings	4,729	1,131	3,598	318.1
	$24,670	$15,775	$8,895	56.4%

The increase in interest expense for the nine months ended September 30, 2016 compared to the same period in 2015, was primarily due to an increase in interest expense on deposits, which was driven by increased volume in all deposit products, including a $412.9 million increase in the average balance of savings and money market deposits and a $343.8 million increase in the average balance of time deposits. Additionally, the average rate paid on all deposit categories increased during the nine months ended September 30, 2016 compared to the same period in 2015, which included an eight basis point increase in the average rate paid on savings and money market deposits. Interest expense on borrowings for the nine months ended September 30, 2016 increased by $4.2 million compared to the nine months ended September 30, 2015, primarily due to the issuance of $75.0 million of fixed-to-floating rate subordinated notes by the Company in November 2015, as well as a 22 basis point increase in the average rate paid on borrowings.

Net Interest Income. Net interest income increased by $30.9 million, or 17.4%, to $208.2 million for the nine months ended September 30, 2016 from $177.3 million for the nine months ended September 30, 2015. The net interest margin decreased by 21 basis points to 3.82% for the nine months ended September 30, 2016 from 4.03% for the same period last year. The net interest rate spread decreased by 23 basis points to 3.68% for the nine months ended September 30, 2016 from 3.91% for the same period last year. The average yield on earning assets for the nine months ended September 30, 2016 was 4.27%, a

12 basis point decrease from the nine months ended September 30, 2015, which was primarily due to a decrease in acquisition-related accretion income recorded during the 2016 period compared to the 2015 period, while the average cost of interest-bearing liabilities increased 11 basis points due to higher borrowing costs.
Provision for Credit Losses. The provision for credit losses was $19.1 million for the nine months ended September 30, 2016, an increase of $4.8 million from $14.3 million for the nine months ended September 30, 2015. The increase in the provision for loan losses was primarily related to increased qualitative reserve factors applied to the Energy portfolio over the 2016 period due to the impact of continued pressure on the price of oil and gas. This ongoing pressure on oil and gas prices resulted in continued economic uncertainty and regulatory concerns surrounding energy loans. Also, over the past year, risk rating downgrades on energy loans have increased, primarily in the special mention category, which consists entirely of performing loans. The allowance for loan losses allocated to energy loans at September 30, 2016 totaled $16.1 million, up $11.2 million from $4.9 million at September 30, 2015.

Additionally, the increase in loan loss reserves and provision expense compared to the 2015 period resulted from increased organic loan production, as well as loans acquired through the merger with LegacyTexas Group, Inc. that were re-underwritten following completion of the merger. For more information about the Company's allowance for loan losses, please see "Management's Discussion and Analysis - Comparison of Financial Condition at September 30, 2016 and December 31, 2015 - Allowance for Loan Losses" contained in Item 2 of this report. Provision for credit losses also included a $1.2 million expense recorded to establish a reserve for credit losses on off-balance sheet commitments, which resulted from the expansion of our lending business, as well as recent increased diversification of the types of off-balance sheet commitments offered by the Company.
Non-interest Income. Non-interest income increased by $6.4 million, or 19.4%, to $39.7 million for the nine months ended September 30, 2016 from $33.2 million for the nine months ended September 30, 2015.

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2016	2015
	(Dollars in thousands)
Non-interest income
Service charges and other fees	$26,778	$22,895	$3,883	17.0%
Net gain on sale of mortgage loans held for sale	6,213	6,137	76	1.2
Bank-owned life insurance income	1,308	1,267	41	3.2
Gain on sale of available for sale securities	62	186	(124)	(66.7)
Gain on sale and disposition of assets	3,768	685	3,083	450.1
Other	1,525	2,052	(527)	(25.7)
	$39,654	$33,222	$6,432	19.4%
The increase in non-interest income for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to increases in service charges and other fees and gain on sale and disposition of assets. A $3.1 million increase in gain on sale and disposition of assets resulted from a $3.9 million gain recorded in the first quarter of 2016 on the sale of two buildings, as well as a gain of $1.2 million recorded in the second quarter of 2016 on the sale of the Company's insurance subsidiary operations, partially offset by a loss of $1.5 million on the sale of the Company's FHA portfolio. The $3.9 million increase in service charges and other fees included a $1.9 million increase in commercial loan fee income (consisting of syndication, arrangement, non-usage and pre-payment fees), a $1.0 million increase in debit card interchange income and a $778,000 increase in title insurance premiums. The increases in services charges and other fees and gain on sale and disposition of assets were partially offset by a $527,000 decline in other non-interest income primarily due to $810,000 less income recorded in 2016 from insurance activities due to the above-mentioned sale of the Company’s insurance subsidiary operations. Other non-interest income for 2016 also included a $662,000 net decrease in the CRA Funds, compared to a $417,000 net decrease in the CRA Funds recorded in 2015. Partially offsetting these declines in other non-interest income for the nine months ended September 30, 2016 was $457,000 in swap fee income recorded on interest rate derivative positions with our customers, with only $155,000 in comparable income recognized during the same period in 2015.

Non-interest Expense. Non-interest expense increased by $4.3 million, or 3.8%, to $116.8 million for the nine months ended September 30, 2016 from $112.5 million for the nine months ended September 30, 2015.

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2016	2015
	(Dollars in thousands)
Non-interest expense
Salaries and employee benefits	$69,122	$69,153	$(31)	—%
Merger and acquisition costs	—	1,553	(1,553)	(100.0)
Advertising	2,822	2,633	189	7.2
Occupancy and equipment	11,292	11,268	24	0.2
Outside professional services	2,983	2,309	674	29.2
Regulatory assessments	3,632	2,994	638	21.3
Data processing	10,983	8,162	2,821	34.6
Office operations	7,377	7,924	(547)	(6.9)
Other	8,618	6,516	2,102	32.3
	$116,829	$112,512	$4,317	3.8%
The increase in non-interest expense included a $2.8 million increase in data processing expense primarily related to increased expenses for debit card issuance and processing services, as the Company has converted all debit cards to the EMV chip technology to assist with the reduction of future fraud, as well as a $2.1 million increase in other non-interest expense, which included a $1.6 million increase in debit card fraud losses in the 2016 period, and $259,000 in increased costs of tenant improvements on other real estate owned during 2016. During 2016, the Company identified $1.3 million of the debit card fraud losses were directly related to a breach in a franchised restaurant’s point of sale (“POS”) system that has been ongoing since the fall of 2015. The Company has identified all compromised cards related to this breach, and all cards have been reissued prior to the end of the third quarter of 2016. Outside professional services expense for the nine months ended September 30, 2016 increased by $674,000 compared to the 2015 period, primarily due to higher consulting and audit expenses in the 2016 period. These increases to non-interest expense in the 2016 period were partially offset by $1.6 million in merger and acquisition costs related to the merger with LegacyTexas Group, Inc. that were recorded in the 2015 period. Salaries and employee benefits expense for the nine months ended September 30, 2016 decreased by $31,000, primarily due to $1.6 million lower share-based compensation expense (including expense related to the Company's ESOP) caused by a decline in the Company's stock price in the 2016 period, as well as a lower number of shares allocated in the 2016 period under the Company's 2006 ESOP plan, due to the related loan which was paid off in September 2016 as scheduled. Additionally, salary expense for the 2016 period was reduced by $4.6 million in additional deferred salary costs related to loan originations that will be accounted for over the lives of the related loans, $572,000 in reduced overtime and temporary personnel expenses due to the LegacyTexas Group, Inc. acquisition in 2015, and a $430,000 reduction attributable to the Company’s insurance subsidiary operations, which was sold in the second quarter of 2016. Offsetting these decreases were increased salary costs due to the increase in number of employees in the 2016 period, which increased salary expense by $3.5 million and 401K expenses by $476,000, as well as increased loan production in the 2016 period, which led to a $3.5 million increase in performance-based incentive accruals and commissions.
Income Tax Expense. For the nine months ended September 30, 2016 we recognized income tax expense of $39.4 million on our pre-tax income, which was an effective tax rate of 35.2%, compared to income tax expense of $29.3 million for the nine months ended September 30, 2015, which was an effective tax rate of 35.0%. The increase in the effective tax rate primarily resulted from a significant difference between the book basis and tax basis of the LegacyTexas Insurance Services assets sold during the second quarter of 2016.

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

	Three Months Ended September 30,
	2016			2015
	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$2,548,202	$33,245	5.22%	$1,969,031	$26,138	5.31%
Warehouse Purchase Program	1,131,959	9,266	3.27	845,787	7,073	3.35
Commercial and industrial	1,710,387	19,209	4.49	1,340,177	15,010	4.48
Construction and land	290,930	3,811	5.24	239,567	3,244	5.42
Consumer real estate	1,055,801	12,437	4.71	855,015	10,297	4.82
Other consumer	59,212	841	5.68	77,404	1,089	5.63
Loans held for sale	18,132	157	3.46	17,651	174	3.94
Less: deferred fees and allowance for loan loss	(54,485)	—	—	(35,690)	—	—
Loans receivable [1]	6,760,138	78,966	4.67	5,308,942	63,025	4.75
Agency mortgage-backed securities	341,123	1,723	2.02	346,435	1,742	2.01
Agency collateralized mortgage obligations	93,215	534	2.29	108,089	503	1.86
Investment securities	144,173	820	2.28	133,148	820	2.46
FHLB and FRB stock and other restricted securities	58,783	405	2.76	60,569	298	1.97
Interest-earning deposit accounts	343,906	463	0.54	160,690	137	0.34
Total interest-earning assets	7,741,338	82,911	4.28	6,117,873	66,525	4.35
Non-interest-earning assets	435,274			414,865
Total assets	$8,176,612			$6,532,738
Interest-bearing liabilities:
Interest-bearing demand	$821,516	1,022	0.50	$736,142	864	0.47
Savings and money market	2,414,974	1,982	0.33	1,936,090	908	0.19
Time	1,372,424	2,752	0.80	902,186	1,610	0.71
Borrowings	1,333,438	3,675	1.10	984,708	1,955	0.79
Total interest-bearing liabilities	5,942,352	9,431	0.63	4,559,126	5,337	0.47
Non-interest-bearing demand	1,283,434			1,108,928
Non-interest-bearing liabilities	90,684			78,628
Total liabilities	7,316,470			5,746,682
Total shareholders’ equity	860,142			786,056
Total liabilities and shareholders’ equity	$8,176,612			$6,532,738
Net interest income and margin		$73,480	3.80%		$61,188	4.00%
Net interest income and margin (tax-equivalent basis) [2]		$73,747	3.81%		$61,459	4.02%
Net interest rate spread			3.65%			3.88%
Net earning assets	$1,798,986			$1,558,747
Average interest-earning assets to average interest-bearing liabilities	130.27%			134.19%
[1]	Calculated net of deferred fees, loan discounts, loans in process and allowance for loan losses.
[2]
In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for 2016 and 2015. Tax-exempt investments and loans had an average balance of $105.5 million and $107.5 million for the three months ended September 30, 2016 and 2015, respectively.

	Nine Months Ended September 30,
	2016			2015
	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$2,398,273	$91,849	5.11%	$1,885,320	$74,499	5.27%
Warehouse Purchase Program	972,589	23,981	3.29	818,352	20,568	3.35
Commercial and industrial	1,672,655	55,616	4.43	1,241,985	43,730	4.69
Construction and land	275,918	10,981	5.31	225,864	9,905	5.85
Consumer real estate	1,002,933	35,527	4.72	816,030	29,968	4.90
Other consumer	63,249	2,682	5.65	83,231	3,412	5.47
Loans held for sale	19,145	512	3.57	18,905	529	3.73
Less: deferred fees and allowance for loan loss	(53,205)	—	—	(32,284)	—	—
Loans receivable [1]	6,351,557	221,148	4.64	5,057,403	182,611	4.81
Agency mortgage-backed securities	346,054	5,362	2.07	341,491	5,114	2.00
Agency collateralized mortgage obligations	84,753	1,474	2.32	119,422	1,764	1.97
Investment securities	130,371	2,445	2.50	110,743	2,380	2.87
FHLB and FRB stock and other restricted securities	58,925	1,241	2.81	58,153	820	1.88
Interest-earning deposit accounts	291,604	1,185	0.54	182,069	421	0.31
Total interest-earning assets	7,263,264	232,855	4.27	5,869,281	193,110	4.39
Non-interest-earning assets	429,470			422,671
Total assets	$7,692,734			$6,291,952
Interest-bearing liabilities:
Interest-bearing demand	$793,787	2,921	0.49	$713,480	2,419	0.45
Savings and money market	2,264,103	4,641	0.27	1,851,178	2,667	0.19
Time	1,198,037	6,738	0.75	854,247	4,472	0.70
Borrowings	1,316,330	10,370	1.05	993,497	6,217	0.83
Total interest-bearing liabilities	5,572,257	24,670	0.59	4,412,402	15,775	0.48
Non-interest-bearing demand	1,204,164			1,036,525
Non-interest-bearing liabilities	78,088			73,369
Total liabilities	6,854,509			5,522,296
Total shareholders’ equity	838,225			769,656
Total liabilities and shareholders’ equity	$7,692,734			$6,291,952
Net interest income and margin		$208,185	3.82%		$177,335	4.03%
Net interest income and margin (tax-equivalent basis) [2]		$208,989	3.84%		$178,111	4.05%
Net interest rate spread			3.68%			3.91%
Net earning assets	$1,691,007			$1,456,879
Average interest-earning assets to average interest-bearing liabilities	130.35%			133.02%
[1]	Calculated net of deferred fees, loan discounts, loans in process and allowance for loan losses.
[2]
In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for 2016 and 2015. Tax-exempt investments and loans had an average balance of $106.7 million and $103.2 million for the nine months ended September 30, 2016 and 2015, respectively.

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

	Three Months Ended September 30,
	2016 versus 2015
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$7,563	$(456)	$7,107
Warehouse Purchase Program	2,346	(153)	2,193
Commercial and industrial	4,158	41	4,199
Construction and land	676	(109)	567
Consumer real estate	2,370	(230)	2,140
Other consumer	(258)	10	(248)
Loans held for sale	5	(22)	(17)
Loans receivable	16,860	(919)	15,941
Agency mortgage-backed securities	(27)	8	(19)
Agency collateralized mortgage obligations	(75)	106	31
Investment securities	65	(65)	—
FHLB and FRB stock and other restricted securities	(9)	116	107
Interest-earning deposit accounts	216	110	326
Total interest-earning assets	17,030	(644)	16,386
Interest-bearing liabilities:
Interest-bearing demand	104	54	158
Savings and money market	266	808	1,074
Time	923	219	1,142
Borrowings	821	899	1,720
Total interest-bearing liabilities	2,114	1,980	4,094
Net interest income	$14,916	$(2,624)	$12,292

	Nine Months Ended September 30,
	2016 versus 2015
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$19,709	$(2,359)	$17,350
Warehouse Purchase Program	3,810	(397)	3,413
Commercial and industrial	14,437	(2,551)	11,886
Construction and land	2,052	(976)	1,076
Consumer real estate	6,653	(1,094)	5,559
Other consumer	(844)	114	(730)
Loans held for sale	7	(24)	(17)
Loans receivable	45,824	(7,287)	38,537
Agency mortgage-backed securities	69	179	248
Agency collateralized mortgage obligations	(568)	278	(290)
Investment securities	391	(326)	65
FHLB and FRB stock and other restricted securities	11	410	421
Interest-earning deposit accounts	338	426	764
Total interest-earning assets	46,065	(6,320)	39,745
Interest-bearing liabilities:
Interest-bearing demand	285	217	502
Savings and money market	682	1,292	1,974
Time	1,913	353	2,266
Borrowings	2,311	1,842	4,153
Total interest-bearing liabilities	5,191	3,704	8,895
Net interest income	$40,874	$(10,024)	$30,850

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
Management also has several secondary sources of funds available to meet potential liquidity demands. At September 30, 2016, the Company had additional borrowing capacity of $1.73 billion with the FHLB and $255.0 million in federal funds lines of credit available with other financial institutions. The Company may also use the discount window at the Federal Reserve Bank as a source of short-term funding. Federal Reserve Bank borrowing capacity varies based upon securities pledged to the discount window line. At September 30, 2016, securities pledged had a collateral value of $51.6 million.
At September 30, 2016, the Company had classified 66.2% of its securities portfolio as available for sale (including pledged securities), providing an additional source of liquidity. Management believes that because active markets exist and our securities portfolio is of high quality, our available for sale securities are marketable. Selling participations in loans we originate, including portions of commercial real estate loans, creates another source of liquidity and allows us to manage borrower concentration risk as well as interest rate risk.
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
The Company, which is a separate legal entity from the Bank and must provide for its own liquidity, had liquid assets of $24.6 million on an unconsolidated basis at September 30, 2016. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders, funds paid out for Company stock repurchases, and payments on trust-preferred securities and subordinated debt held at the Company level. The Company has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. See “How We Are Regulated - Limitations on Dividends and Other Capital Distributions” under Item 1 and Note 17 of the Notes to Consolidated Financial Statements contained in Item 8 of the Company's 2015 Form 10-K.
The Company uses its sources of funds primarily to meet its expenses, pay maturing deposits and fund withdrawals, and to fund loan commitments. Total approved loan commitments (including Warehouse Purchase Program commitments, unused lines of credit and letters of credit) amounted to $2.31 billion and $1.71 billion at September 30, 2016, and December 31, 2015, respectively. It is management's policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Company. Certificates of deposit scheduled to mature in one year or less at September 30, 2016 totaled $1.04 billion with a weighted average rate of 0.71%.
During the nine months ended September 30, 2016, cash and cash equivalents decreased by $337.8 million, or 54.9%, to $277.9 million at September 30, 2016 from $615.6 million at December 31, 2015. Operating activities provided cash of $137.6 million and financing activities provided cash of $617.2 million, which was offset by cash used in investing activities of $1.09 billion. Primary sources of cash for the nine months ended September 30, 2016 included proceeds from pay-offs of Warehouse Purchase Program loans totaling $14.45 billion, proceeds from FHLB advances of $454.3 million and a $901.4 million increase in deposits. Primary uses of cash for the nine months ended September 30, 2016 included originations of Warehouse Purchase Program loans totaling $14.75 billion, repayments on FHLB advances of $759.9 million and net fundings of loans held for investment totaling $706.5 million.
Please see Item 1A (Risk Factors) under Part 1 of the Company's 2015 Form 10-K for information regarding liquidity risk.
Off-Balance Sheet Arrangements, Contractual Obligations and Commitments
The following table presents our longer term contractual obligations and commitments to extend credit to our borrowers, in aggregate and by payment due dates (not including any interest amounts). In addition to the commitments below, the Company had overdraft protection available to its depositors in the amount of $86.0 million and credit card guarantees outstanding in the amount of $2.9 million at September 30, 2016.

	September 30, 2016
	Less than One Year	One through Three Years	Four through Five Years	After Five Years	Total
	(Dollars in thousands)
Contractual obligations:
Deposits without a stated maturity	$4,666,881	$—	$—	$—	$4,666,881
Certificates of deposit	1,041,254	344,171	71,247	4,522	1,461,194
FHLB advances [1]	311,247	818,695	2,950	1,501	1,134,393
Repurchase agreements	50,138	25,000	—	—	75,138
Subordinated debt [1]	—	—	—	140,464	140,464
Private equity fund for Community Reinvestment Act purposes	2,380	—	—	—	2,380
Operating leases (premises)	6,423	10,467	8,459	21,351	46,700
Total contractual obligations	$6,078,323	$1,198,333	$82,656	$167,838	7,527,150
Off-balance sheet loan commitments: [2]
Unused commitments to extend credit	$953,310	$424,204	$300,647	$50,855	1,729,016
Unused capacity on Warehouse Purchase Program loans [3]	522,928	37,754	—	—	560,682
Standby letters of credit	14,628	3,624	4,808	—	23,060
Total loan commitments	$1,490,866	$465,582	$305,455	$50,855	2,312,758
Total contractual obligations and loan commitments					$9,839,908
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

Capital Resources
Consistent with our goal to operate a sound and profitable organization, our policy is for the Company and its subsidiary bank to maintain “well-capitalized” status under the FRB regulations. Based on capital levels at September 30, 2016 and December 31, 2015, the Bank and the Company were considered to be well-capitalized.
At September 30, 2016, the Bank's equity totaled $956.0 million. The Company's consolidated equity totaled $866.8 million, or 10.3% of total assets, at September 30, 2016. Warehouse Purchase Program loan volumes can increase significantly on the last day of the month, potentially leading to a significant difference between the ending and average balance of Warehouse Purchase Program loans. At September 30, 2016, Warehouse Purchase Program loans totaled $1.35 billion, compared to an average balance of $1.13 billion for the three months ended September 30, 2016. Because the capital ratios below are calculated using ending risk-weighted assets and Warehouse Purchase Program loans are risk-weighted at 100%, an end of period increase in these balances can significantly impact the Company's reported capital ratios.

	Actual		Required for Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2016	(Dollars in thousands)
Total risk-based capital
Company	$878,553	11.41%	$615,973	8.00%	$769,966	10.00%
Bank	833,600	10.83	615,962	8.00	769,953	10.00
Tier 1 risk-based capital
Company	697,590	9.06	461,980	6.00	615,973	8.00
Bank	775,025	10.07	461,972	6.00	615,962	8.00
Common equity tier 1 risk-based capital
Company	685,895	8.91	346,485	4.50	500,478	6.50
Bank	775,025	10.07	346,479	4.50	500,469	6.50
Tier 1 leverage
Company	697,590	8.72	319,918	4.00	399,898	5.00
Bank	775,025	9.69	319,860	4.00	399,825	5.00
December 31, 2015
Total risk-based capital
Company	$755,689	11.58%	$522,107	8.00%	$652,634	10.00%
Bank	691,554	10.60	522,116	8.00	652,645	10.00
Tier 1 risk-based capital
Company	635,162	9.73	391,580	6.00	522,107	8.00
Bank	644,461	9.87	391,587	6.00	522,116	8.00
Common equity tier 1 risk-based capital
Company	623,604	9.56	293,685	4.50	424,212	6.50
Bank	644,461	9.87	293,690	4.50	424,219	6.50
Tier 1 leverage
Company	635,162	9.46	268,430	4.00	335,537	5.00
Bank	644,461	9.61	268,273	4.00	335,341	5.00
Pursuant to new capital regulations adopted by the FRB and the other federal banking agencies, the Company and the Bank must maintain a capital conservation buffer consisting of additional common equity tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels of common equity tier 1 capital, tier 1 capital and total capital in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. The new capital conservation buffer began to be phased in beginning on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets is required, which amount will increase each year until the buffer requirement is fully implemented on January 1, 2019. At September 30, 2016, the Company's and the Bank's common equity tier 1 capital exceeded the required capital conservation buffer.

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

The Bank's asset/liability management strategy sets acceptable limits for the percentage change in EVE and EAR given changes in interest rates. For instantaneous, parallel, and sustained interest rate increases or decreases of 100, 200, 300, and 400 basis points, the Bank's policy indicates that the change in EVE should not exceed a 5.00%, 10.00%, 12.50% and 15.00% decrease, respectively. For an instantaneous, parallel, and sustained interest rate increase or decrease of 100 basis points, the Bank's policy indicates that EAR should not decrease by more than 7%, and for increases of 200, 300, and 400 basis points, EAR should not decrease by more than 10%, 13%, and 15%, respectively.
As illustrated in the tables below, the Bank was within policy limits for all scenarios tested. The tables presented below, as of September 30, 2016, and December 31, 2015, are internal analyses of our interest rate risk as measured by changes in EVE and EAR for instantaneous, parallel, and sustained shifts for all market rates and yield curves, in 100 basis point increments, up 400 basis points and down 100 basis points.
As illustrated in the tables below, our EVE would be negatively impacted by a parallel, instantaneous, and sustained increase in market rates. Such an increase in rates would negatively impact EVE as a result of the duration of assets, including loans and investments, being longer than the duration of liabilities, primarily deposit accounts and FHLB borrowings. The decrease in sensitivity since December 2015 is primarily attributable to funding mix shifts.  Between the two periods, deposit funding has increased.  In rising rate environments, deposits are more beneficial to the Bank’s EVE than comparable wholesale funding. As illustrated in the table below, at September 30, 2016, our EAR would be positively impacted by a parallel, instantaneous, and sustained increase in market rates. As market interest rates rise, variable liability rates are modeled to increase faster than assets mature or reprice. Our EVE and EAR would also be negatively impacted by a 100 basis point decline in market rates.

September 30, 2016
Change in Interest Rates in Basis Points	Economic Value of Equity				Earnings at Risk (12 months)
	Estimated EVE	Estimated Increase / (Decrease) in EVE		EVE Ratio %	Estimated Net Interest Income	Increase / (Decrease) in Estimated Net Interest Income
	$ Amount	$ Change	% Change		$ Amount	$ Change	% Change
	(Dollars in thousands)
400	995,254	(81,676)	(7.58)	12.76	315,725	12,745	4.21
300	1,024,404	(52,526)	(4.88)	12.92	311,804	8,824	2.91
200	1,049,099	(27,831)	(2.58)	13.01	307,632	4,652	1.54
100	1,065,209	(11,721)	(1.09)	13.00	303,464	484	0.16
—	1,076,930	—	—	12.94	302,980	—	—
(100)	1,044,497	(32,433)	(3.01)	12.33	294,223	(8,757)	(2.89)

December 31, 2015
Change in Interest Rates in Basis Points	Economic Value of Equity				Earnings at Risk (12 months)
	Estimated EVE	Estimated Increase / (Decrease) in EVE		EVE Ratio %	Estimated Net Interest Income	Increase / (Decrease) in Estimated Net Interest Income
	$ Amount	$ Change	% Change		$ Amount	$ Change	% Change
	(Dollars in thousands)
400	911,142	(118,867)	(11.54)	12.86	252,686	(6,758)	(2.60)
300	947,909	(82,100)	(7.97)	13.15	254,417	(5,027)	(1.94)
200	981,508	(48,501)	(4.71)	13.38	256,044	(3,400)	(1.31)
100	1,011,522	(18,487)	(1.79)	13.56	257,491	(1,953)	(0.75)
—	1,030,009	—	—	13.58	259,444	—	—
(100)	999,211	(30,798)	(2.99)	12.96	248,731	(10,713)	(4.13)

The Bank's EVE was $1.08 billion, or 12.94%, of the market value of portfolio assets as of September 30, 2016, a $46.9 million increase from $1.03 billion, or 13.58%, of the market value of portfolio assets as of December 31, 2015. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $27.8 million decrease in our EVE at September 30, 2016 compared to a $48.5 million decrease at December 31, 2015, and would result in a seven basis point increase in our EVE ratio to 13.01% at September 30, 2016 compared to a 20 basis point decrease to 13.38% at December 31, 2015. An immediate 100 basis point decrease in market interest rates would result in a $32.4 million decrease in our EVE at September 30, 2016 compared to a $30.8 million decrease at December 31, 2015, and would result in a 61 basis point decrease in our EVE ratio to 12.33% at September 30, 2016, as compared to a 62 basis point decrease in our EVE ratio to 12.96% at December 31, 2015.
The Bank's projected EAR for the twelve months ending September 30, 2017 is $303.0 million, compared to $259.4 million for the twelve months ending December 31, 2016. Based on the assumptions utilized, an immediate 200 basis point increase in market rates would result in a $4.7 million, or 1.54%, increase in net interest income for the twelve months ending September 30, 2017 compared to a $3.4 million, or 1.31%, decrease for the twelve months ending December 31, 2016. An immediate 100 basis point decrease in market rates would result in an $8.8 million decrease in net interest income for the twelve months ending September 30, 2017 compared to a $10.7 million decrease for the twelve months ending December 31, 2016.
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
An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2016. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company's internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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
The Company did not repurchase any of its common stock during the quarter ended September 30, 2016.

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

10.9
Forms of Incentive Stock Option, Non-Qualified Stock Option, and Restricted Stock (time and performance-based) Agreements under the 2012 Equity Incentive Plan (incorporated herein by reference to the Exhibits to the Registrant's Registration Statement on Form S-8 filed with the SEC on June 14, 2012 (File No. 333-182122))

10.10
Form of 2012 Equity Incentive Plan Restricted Stock Award and Non-Solicitation Agreement (incorporated herein by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on July 26, 2016 (File No. 001-34737))

10.11
Form of 2012 Equity Incentive Plan Non-Employee Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on July 26, 2016 (File No. 001-34737))

11	Statement regarding computation of per share earnings (See Note 3 of the Condensed Notes to Unaudited Consolidated Interim Financial Statements included in this Form 10-Q).

31.1	Rule 13a — 14(a)/15d — 14(a) Certification (Chief Executive Officer)

31.2	Rule 13a — 14(a)/15d — 14(a) Certification (Chief Financial Officer)

32	Section 1350 Certifications

101
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Condensed Notes to Unaudited Consolidated Interim Financial Statements.

SIGNATURES
In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
LegacyTexas Financial Group, Inc.
(Registrant)

Date:	October 25, 2016	By:	/s/ Kevin J. Hanigan
Kevin J. Hanigan,
President and Chief Executive Officer
(Duly Authorized Officer)

Date:	October 25, 2016	By:	/s/ J. Mays Davenport
J. Mays Davenport
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibits:

31.1	Certification of the Chief Executive Officer
31.2	Certification of the Chief Financial Officer
32.0	Section 1350 Certifications
101
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Condensed Notes to Unaudited Consolidated Interim Financial Statements.