Form 10-K
period 2016-12-31
LegacyTexas Financial Group, Inc.
filed 2017-02-09
CIK 1487052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant was $1,245.8 million as of June 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter. Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are “affiliates”.
There were issued and outstanding 47,886,498 shares of the Registrant’s common stock as of February 7, 2017.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of Form 10-K
Portions of the definitive Proxy Statement to be used in conjunction with the Registrant’s Annual Meeting of Shareholders to be held on May 22, 2017.	Part III

LEGACYTEXAS FINANCIAL GROUP, INC.
FORM 10-K
December 31, 2016

PART I

Item 1.	Business
The disclosures set forth in this item are qualified by Item 1A. Risk Factors and the section captioned “Special Note Regarding Forward-Looking Statements” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report.
General
LegacyTexas Financial Group, Inc. is a Maryland corporation and LegacyTexas Bank is its wholly owned principal operating subsidiary. Unless the context otherwise requires, references in this document to the “Company” refer to LegacyTexas Financial Group, Inc. and references to the “Bank” refer to LegacyTexas Bank, the Company's wholly owned operating subsidiary. References to “we,” “us,” and “our” mean LegacyTexas Financial Group, Inc. and/or LegacyTexas Bank, as the context requires.
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
Business Strategies

Our principal business consists of attracting retail deposits from the general public and the business community and investing those funds, along with borrowed funds, in commercial real estate loans, secured and unsecured commercial and industrial loans, as well as permanent loans secured by first and second mortgages on one-to-four family residences and consumer loans. Additionally, the Warehouse Purchase Program allows mortgage banking company customers to close one-to- four family real estate loans in their own name and manage its cash flow needs until the loans are sold to investors. We also offer title services, as well as brokerage services for the purchase and sale of non-deposit investment and insurance products through a third party brokerage arrangement. Our operating revenues are derived principally from interest earned on interest-earning assets, including loans and investment securities, and service charges and fees on deposits and other account services. Our primary sources of funds are deposits, FHLB advances and other borrowings, and payments received on loans and securities. We offer a variety of deposit accounts that provide a wide range of interest rates and terms, generally including savings, money market, certificate of deposit and demand accounts.
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
We are a commercial bank that is focused on meeting the needs of businesses and consumers in the North Texas area by organically growing our loan portfolio while maintaining sound asset quality. We intend to fund loan growth with a low-cost deposit base, which includes increasing our non-interest-bearing demand deposits, especially in the commercial sector, and using our wide array of Treasury Management services to serve as a catalyst for deposit growth. We will also continue to pursue selective acquisitions that will enhance our commercial business model.
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

•Maintain sound asset quality
We believe that asset quality is a key to long-term financial success. We seek to maintain sound asset quality and moderate credit risk by strictly adhering to our lending policies, which have historically resulted in low charge-off ratios. As we continue to grow and diversify our loan portfolio, we plan to adhere to sound credit management principles.
•Strategic capital deployment
We plan to maintain strong capital levels while increasing shareholder returns. Our current capital position provides us with the ability to pursue robust organic growth as well as acquisitions that will advance our business strategy.
Market Areas
We are headquartered in Plano, Texas, and currently operate 44 banking offices in the Dallas/Fort Worth Metroplex and surrounding counties. Based on the most recent branch deposit data provided by the FDIC (as of June 2016), we ranked first in deposit share in Collin County, with 17.74% of total deposits, and seventh in the Dallas/Fort Worth Metropolitan Statistical Area, with 2.25% of total deposits.
Our market area includes a diverse population of management, professional and sales personnel, office employees, manufacturing and transportation workers, service industry workers, government employees and self-employed individuals. The population includes a skilled work force with a wide range of education levels and ethnic backgrounds. Major employment sectors include transportation, financial services, health and social services, telecommunications, manufacturing, education, retail trades, and professional services. There are 20 companies headquartered in the Dallas/Fort Worth Metroplex which are on the 2016 Fortune 500 list, including Exxon Mobil, AT&T, American Airlines Group, Kimberly-Clark, Dr. Pepper Snapple Group, Texas Instruments, J.C. Penney, Dean Foods and Southwest Airlines.
For December 2016, the Dallas/Fort Worth Metroplex reported an unemployment rate (not seasonally adjusted) of 3.7%, compared to the national average of 4.5% (source is Bureau of Labor Statistics Local Area Unemployment Statistics Unemployment Rates for Metropolitan Areas, using the Dallas-Fort Worth-Arlington, Texas Metropolitan Statistical Area.)

Lending Activities
The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and discounts and allowances for loan losses) as of the dates indicated.

	December 31,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Loans held for investment:
Commercial real estate	$2,670,455	44.03%	$2,177,543	42.98%	$1,265,868	48.06%	$1,091,200	53.23%	$825,340	48.81%
Commercial and industrial	1,971,160	32.50	1,612,669	31.83	781,824	29.69	439,430	21.43	278,525	16.48
Construction and land	294,894	4.86	269,708	5.32	21,298	0.81	30,247	1.48	21,182	1.25
Consumer real estate	1,074,923	17.72	936,757	18.49	524,199	19.90	441,226	21.53	506,642	29.97
Other consumer	53,991	0.89	69,830	1.38	40,491	1.54	47,799	2.33	59,080	3.49
Gross loans held for investment, excluding Warehouse Purchase Program	6,065,423	100.00%	5,066,507	100.00%	2,633,680	100.00%	2,049,902	100.00%	1,690,769	100.00%
Net of:
Deferred fees and discounts, net	(2,251)		(1,860)		(2,927)		(1,267)		486
Allowance for loan losses	(64,576)		(47,093)		(25,549)		(19,358)		(18,051)
Net loans held for investment, excluding Warehouse Purchase Program	5,998,596		5,017,554		2,605,204		2,029,277		1,673,204
Warehouse Purchase Program	1,055,341		1,043,719		786,416		673,470		1,060,720
Total loans held for investment, net	$7,053,937		$6,061,273		$3,391,620		$2,702,747		$2,733,924

Loans held for sale	$21,279		$22,535		$—		$—		$—

The following table shows the composition of our loan portfolio by fixed and adjustable rate as of the dates indicated.

	December 31,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed rate loans:
Commercial real estate	$1,638,656	27.02%	$1,188,884	23.47%	$728,168	27.65%	$564,312	27.53%	$445,885	26.37%
Commercial and industrial	212,456	3.50	664,057	13.11	67,592	2.57	76,002	3.71	46,805	2.77
Construction and land	57,287	0.94	85,099	1.68	5,764	0.22	8,948	0.43	4,662	0.28
Consumer real estate	589,051	9.71	508,295	10.03	337,109	12.80	326,122	15.91	383,879	22.70
Other consumer	45,942	0.76	58,259	1.15	32,257	1.22	38,705	1.89	49,035	2.90
Total fixed rate loans	2,543,392	41.93	2,504,594	49.44	1,170,890	44.46	1,014,089	49.47	930,266	55.02
Adjustable rate loans:
Commercial real estate	1,031,799	17.01	988,659	19.51	537,700	20.42	526,888	25.70	379,455	22.44
Commercial and industrial	1,758,704	29.00	948,612	18.72	714,232	27.12	363,428	17.73	231,720	13.71
Construction and land	237,607	3.92	184,609	3.64	15,534	0.59	21,299	1.04	16,520	0.98
Consumer real estate	485,872	8.01	428,462	8.46	187,090	7.10	115,104	5.62	122,763	7.26
Other consumer	8,049	0.13	11,571	0.23	8,234	0.31	9,094	0.44	10,045	0.59
Total adjustable rate loans	3,522,031	58.07	2,561,913	50.56	1,462,790	55.54	1,035,813	50.53	760,503	44.98
Gross loans held for investment, excluding Warehouse Purchase Program	6,065,423	100.00%	5,066,507	100.00%	2,633,680	100.00%	2,049,902	100.00%	1,690,769	100.00%
Net of:
Deferred fees and discounts, net	(2,251)		(1,860)		(2,927)		(1,267)		486
Allowance for loan losses	(64,576)		(47,093)		(25,549)		(19,358)		(18,051)
Net loans held for investment, excluding Warehouse Purchase Program	5,998,596		5,017,554		2,605,204		2,029,277		1,673,204

Warehouse Purchase Program:
Fixed rate loans	—	—%	—	—%	4,147	0.53%	234	0.03%	—	—%
Adjustable rate loans	1,055,341	100.00	1,043,719	100.00	782,269	99.47	673,236	99.97	1,060,720	100.00
Total Warehouse Purchase Program	1,055,341	100.00%	1,043,719	100.00%	786,416	100.00%	673,470	100.00%	1,060,720	100.00%

Loans held for investment, net	$7,053,937		$6,061,273		$3,391,620		$2,702,747		$2,733,924

Loans held for sale	$21,279		$22,535		$—		$—		$—

The following schedules illustrate the contractual maturity and repricing information for the commercial and industrial and the construction and land portions of our loan portfolio at December 31, 2016. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. Purchased credit impaired loans are reported at their contractual interest rate. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Due During Years Ending December 31,
(Dollars in thousands)	2017 [1]	2018 - 2021	2022 and following	Total
Commercial and industrial	$662,876	$1,232,980	$75,304	$1,971,160
Construction and land	188,210	74,027	32,657	294,894
1 Includes demand loans and loans having no stated maturity

(Dollars in thousands)	Maturities after One Year
Loans with fixed interest rates	$210,832
Loans with floating or adjustable interest rates	1,204,136
Lending Authority. Our Chief Credit Officer can approve cash secured loans up to $4 million, loans secured by other collateral up to $3.5 million and unsecured loans up to $2 million, while our Chief Executive Officer can approve cash secured loans up to $4 million, loans secured by other collateral up to $3.5 million and unsecured loans up to $3 million. The Senior Loan Committee has authority to approve loans over these signature authority amounts. At December 31, 2016, under federal regulation, the maximum amount we could lend to any one borrower and the borrower's related entities was approximately $200.8 million.
Commercial Real Estate Lending. The current focus of commercial real estate lending is direct relationships with investor-owned commercial projects primarily with experienced regional owners of three commercial product types: office, retail and multifamily. The office and retail secured projects are occupied by local, regional, and national tenants, while the primarily Class B multifamily secured projects are occupied by individuals unlikely to become single family homeowners. Although we finance other project types (industrial, self-storage facilities, mixed use, etc.), these other projects do not constitute a significant concentration of the commercial real estate portfolio. Our commercial real estate projects are primarily located in Texas, with the majority of the projects being located in major metropolitan markets, such as Dallas, Fort Worth, and Houston.

Our commercial real estate lending business model is relatively unique and its success has been tested over several years. The primary focus of the analysis and repayment reliance of the loan is almost exclusively the commercial project itself, as opposed to a combination of project and sponsorship reliance. By choosing this project reliance focus, we make sure the project has ample equity at loan inception rather than relying on it developing in the future when sponsorship liquidity might not equal project liquidity needs. This additional equity investment required at loan inception generally ensures that the project ownership is engaged and attentive to the project's ongoing success. We also have a Chief Appraiser in-house to help order, review, and approve appraisals, both commercial and residential.

Our reliance on loan structures that emphasize upfront equity rather than back-end guaranty of payment provides multiple benefits to us, most driven by the lower initial loan balance. For example, the lower loan balance typically drives the initial loan to value ratio of each project well below regulatory requirements for commercial projects. This lower ratio also provides a cushion in case appraised values drop as a result of reduced occupancy, reduced cash flow, or increased capitalization rates. The low loan balance also aids in achieving a higher debt yield ratio (net operating income to loan amount), and a higher debt service coverage ratio (net operating income to debt service requirement), both important metrics for us. Escrows for taxes and insurance are typically maintained for loans in this portfolio, as well as funds for tenant improvement, leasing commissions, or capital expenditures as needed. Regular financial information is gathered so we can stay apprised of the financial status of the project. Although a guaranty of payment is not utilized on these transactions, we do require annual statements on the sponsors in order to identify other projects likely to cause financial hardship to our borrower.

This portfolio also includes a smaller portion of commercial real estate loans to owner occupied businesses. These loans are typically characterized by higher loan to value ratios than our other commercial real estate loans, but generally come with an unlimited guaranty of payment from the company owner(s). At December 31, 2016, the commercial real estate lending portfolio totaled $2.67 billion.

Commercial and Industrial Lending. Our commercial and industrial portfolio has grown from 16.5% of gross loans held for investment (excluding Warehouse Purchase Program loans) at December 31, 2012, to 32.5% at December 31, 2016. Our commercial and industrial borrowers are typically located in Texas, but often provide their products and services regionally or nationally. Loans are generally secured by a pledge of business assets such as accounts receivable, inventory, equipment, or vehicles, with the objective of reducing loan balances more quickly than the decline in useful life or value of the asset. The likelihood of loans being paid depends on the success of the business itself, and economic conditions can play a large role in the long-term viability of a company. We generally obtain personal guarantees for privately held companies.
Financial information on these borrowers is required at regular intervals, with company information required on monthly or quarterly terms and annual personal financial statements required on owner/guarantors. Covenants are included in loan structure with the most common being leverage, liquidity and debt service covenants and generally include debt to tangible net worth or minimum tangible net worth, minimum current and liquidity ratios, and minimum Earnings Before Interest, Taxes, Depreciation, and Amortizations (EBITDA).
Energy loans, which are reported as commercial and industrial loans, totaled $527.2 million at December 31, 2016, representing approximately 8.7% of total loans held for investment (excluding Warehouse Purchase Program loans) and 26.7% of total commercial and industrial loans. In May 2013, we formed our Energy Finance group, which is comprised of a group of seasoned lenders, executives and credit risk professionals with more than 100 years of combined Texas energy experience, to focus on providing loans to private and public oil and gas companies throughout the United States. The group also offers the Bank's full array of commercial services, including Treasury Management and letters of credit, to its customers. Substantially all of the loans in the Energy portfolio are reserve based loans, secured by deeds of trust on properties containing proven oil and natural gas reserves. In addition to the reserve based energy loans, we have loans categorized as "Midstream and Other," which are typically related to the transmission of oil and natural gas and would only be indirectly impacted from declining commodity prices. At December 31, 2016, "Midstream and Other" loans had a total outstanding balance of $39.0 million. The energy lending portfolio continues to be an important part of our commercial business strategy. Due to the sensitivity of this portfolio to downward movements in oil and gas prices, we have seen migration in the portfolio into criticized classifications. Please see "Asset Quality" below.
At December 31, 2016, we had four relationships in the commercial and industrial loan portfolio (outside of the reserve based and midstream loans discussed above) that are involved in the energy exploration sector providing front-end services to companies who drill oil and gas wells and whose business could be impacted by the dramatic reduction in drilling activity as a result of a sustained drop in the price of oil and gas.  These relationships totaled $2.4 million at December 31, 2016, of which one relationship totaling $97,000 is currently classified as Substandard and Impaired.  The other relationships consist of performing loans and are not criticized.
Construction and Land Lending. The Company's 2015 merger with LegacyTexas Group, Inc. added a construction and land portfolio, which totaled $294.9 million at December 31, 2016. This portfolio is primarily made up of commercial entities constructing both commercial and residential projects in the Dallas Fort Worth area, totaling $265.7 million at December 31, 2016. Our requirements for commercial construction is predicated on dealing with reputable project developers, and financially capable contractors, on projects with good equity and significant pre-leasing. Requirements for builders of single family residential projects are similar, with additional controls over the amount of exposure to custom, speculative and model units being built, both financed by us and by competing institutions. Additionally, through the mortgage division acquired from LegacyTexas Group, Inc., we also originate one-time close residential construction loans to individuals for the construction and acquisition of personal residences. At December 31, 2016, we had $29.2 million in outstanding balances on residential construction loans to individuals, which generally provide for the payment of interest only during the construction phase, which is typically up to 12 months.

Consumer Real Estate Lending. Our consumer real estate lending portfolio, which totaled $1.07 billion at December 31, 2016, consists of one-to-four family real estate and home equity/home improvement loans. We primarily originate loans secured by first mortgages on owner-occupied, one-to-four family residences in our market area. All of the one-to-four family loans we originate are funded by us and either sold into the secondary market on a servicing released basis or retained in our portfolio. See “Loan Originations, Purchases, Sales, Repayments and Servicing” for more information. Sales of one-to-four family real estate loans can increase liquidity, provide funds for additional lending activities, and generate income. In 2016, we recognized $8.2 million in net gains on the sale of mortgage loans, which includes the gain recognized on $218.6 million of one-to-four family mortgage loans that were sold or committed for sale in 2016, fair value changes on mortgage derivatives and mortgage fees collected.

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
We also originate consumer home equity and home improvement loans. All of our home equity loans are secured by Texas real estate. Under Texas law, home equity borrowers are allowed to borrow a maximum of 80% (combined LTV of the first lien, if any, plus the home equity loan) of the fair market value of their primary residence. The same 80% combined LTV maximum applies to home equity lines of credit, with the home equity line further limited to 50% of the fair market value of the home. As a result, our home equity loans and home equity lines of credit have low LTV ratios compared to similar loans in most other states. Home equity lines of credit are originated with an adjustable rate of interest based on the Wall Street Journal Prime (“Prime”) rate of interest plus a margin. Home equity lines of credit have up to a ten year draw period and amounts may be re-borrowed after payment at any time during the draw period. While the rate of interest continues to float, once the draw period has lapsed, the payment amount is calculated on a ten year period based on the loan balance at that time. For home improvement loans, borrowers are allowed to borrow a maximum of 90% of the fair market value of their primary residence.
Other Consumer Lending. We offer a variety of secured and unsecured consumer loans, including new and used automobile loans, recreational vehicle loans and loans secured by savings deposits. We originate these loans primarily in our market areas. At December 31, 2016, our other consumer loan portfolio totaled $54.0 million.
Warehouse Purchase Program. The Warehouse Purchase Program, which we initiated in July 2008, allows unaffiliated mortgage originators to close one-to-four family real estate loans in their own name and manage its cash flow needs until the loans are sold to investors. Although not bound by any legally binding commitment, when a purchase decision is made, we purchase a 100% participation interest in the mortgage loans originated by our mortgage banking company customers. The mortgage banking company customer closes mortgage loans consistent with underwriting standards established by the bank and approved investors and, once all pertinent documents are received, the participation interest is delivered by the Bank to the investor selected by the originator and approved by us.
The unaffiliated mortgage originating customers are located across the U.S. and originate loans primarily through traditional retail and/ or wholesale business models. These customers are strategically targeted for their experienced management teams and thoroughly analyzed to ensure long-term and profitable business models. By using this approach, we believe that this type of lending carries a lower risk profile than other one-to-four family mortgage loans held for investment in our portfolio, due to the short-term nature (averaging less than 30 days) of the exposure and the additional strength offered by the mortgage originator sponsorship.
At December 31, 2016, Warehouse Purchase Program maximum aggregate outstanding purchases ranged in size from $2 million to $100 million. The maximum aggregate outstanding purchases are priced using a combined base rate and a risk premium set for both product type (Prime, Jumbo, etc.) and age of the loan. The typical maximum aggregate outstanding purchase facility includes the payment guaranty of company owners holding significant ownership positions, along with non-interest-bearing compensating balance deposits in line with the maximum aggregate outstanding purchase limit. Typical covenants include minimum tangible net worth, maximum leverage and minimum liquidity. As loans age, the Company requires loan curtailments to reduce our risk involving loans that are not purchased by investors on a timely basis.

At December 31, 2016, the Bank had 43 mortgage banking company customers with a maximum aggregate exposure of $1.79 billion and an actual aggregate outstanding balance of $1.06 billion. The average mortgage loan being purchased by the Bank reflects a blend of both Conforming and Government loan characteristics, including an average loan to value ratio (LTV) of 81%, an average credit score of 726 and an average loan size of $273,000. These characteristics illustrate the low risk profile of loans purchased under the Warehouse Purchase Program. To date, we have not experienced a loss on any Warehouse Purchase Program loan.

Loan Originations, Purchases, Sales, Repayments and Servicing
We attempt to meet the needs of the markets we serve by originating thoroughly analyzed and documented loans to both businesses and consumers. These loans typically involve a direct relationship with the borrower, owner(s), and management of the borrowing entity in an attempt to better identify borrower needs and better identify risks to us that must be mitigated in the loan structure.
It is not unusual for a loan request to be so large as to exceed our house limit for transaction size, or for us to have an existing concentration to a particular borrower or industry, such that a smaller loan size is preferred. In these instances we will solicit one or more financial partners to take a portion of a transaction by way of purchasing a participation in the loan. The participation agreement outlines the relationship between the Bank and the participant with regard to borrower access, loan servicing, and loan documents. The participant ends up having an indirect relationship with the borrower through the Bank; essentially becoming a “silent partner” in the transaction. The participant's transactional involvement is typically limited to only that provided by the Bank as “agent” in the transaction, and the participation interest is sold without recourse.
When a participation arrangement is unacceptable to the financial partner and a direct relationship with the borrower is the only structure acceptable, a syndication arrangement may be formed. In a syndication arrangement, the financial partner has a direct relationship with the borrower and has its own documents, with terms that mirror those of the other banks in the syndication group. Just like in a participation, the financial partner shares pro-rata in collateral, but because syndication partners are essentially equal in rights and responsibilities, there is usually a designated partner responsible for administering the flow of funds and information between the parties. The Bank has entered into the sale of both participations and syndications of loans to commercial real estate and commercial and industrial borrowers in an attempt to meet our borrowers' needs and stay within our own risk tolerances. During 2016, we sold $219.1 million in participations and syndications.

We have also entered into the purchase of both participation and syndication transactions as a means of assisting our financial partners who may have encountered excess loan exposure to their own borrowers. The rights and remedies of these purchases are essentially the same as outlined above for the sale of a participation or syndication. A participation purchased would give the Bank little to no access to our financial partner's borrower and we would have to accept the terms outlined and documents used for that borrower. During 2016, we purchased $319.0 million in participations and syndications.

We also sell whole residential real estate loans originated by our mortgage division to private investors, such as other banks and mortgage companies, generally subject to a provision for repurchase upon breach of representation, warranty or covenant. These loans are generally sold, on a servicing-released basis, for cash in amounts equal to the unpaid principal amount of the loans plus a servicing release premium. The sale amounts generally produce gains to us. In 2016, our mortgage division sold $219.5 million of residential real estate loans to investors.
Asset Quality
An accurate assessment of asset quality is essential to our long-term health. Failure to identify deterioration in our largest asset category, loans, could result in a shortfall of loan loss reserves needed for loans requiring charge-off, and a charge against capital would be required. Credit analysts, loan officers, and lending managers are charged with not only proper risk analysis before loans are made, but also after they are booked and performing as expected. The goal is to identify the proper risk status and take actions appropriate to that risk. We have a risk rating system and a loss reserve methodology for each category of loan that includes Pass, Special Mention, Substandard, Doubtful, and Loss. We also regularly engage the services of third party firms to perform an independent assessment of individual loan risk grades and the processes for risk identification.
We have a variety of monitoring tools that serve as indicators of potential borrower weakness and early warning signs of possible risk grade deterioration. For example, a borrower's inability to provide ongoing loan documentation, meet loan covenants, maintain positive balances in deposit accounts, and make loan payments as scheduled are all signs of potential deterioration in a borrower's financial condition and the need for a review of the asset risk grade. Borrowers who are unable to meet original loan terms and require concessions that we would not ordinarily grant are automatically downgraded and examined for the need for additional reserves to cover specific impairment. Loans are reviewed regularly to ensure that they are properly graded, structured to meet the borrower's cash flow capability, and considered in our calculation of the allowance for loan losses.

Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at December 31, 2016. There were no past due Warehouse Purchase Program loans at December 31, 2016.

	Loans Delinquent For:
	30-89 Days			90 Days and Over			Total Loans Delinquent 30 Days or More
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)
Commercial real estate	8	$1,901	0.07%	1	$766	0.03%	9	$2,667	0.10%
Commercial and industrial	47	21,405	1.09	16	46	—	63	21,451	1.09
Construction and land	32	19,800	6.71	2	—	—	34	19,800	6.71
Consumer real estate	116	12,403	1.15	15	1,199	0.11	131	13,602	1.26
Other consumer	56	1,554	2.88	2	6	0.01	58	1,560	2.89
Total loans	259	$57,063	0.94%	36	$2,017	0.03%	295	$59,080	0.97%
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

All interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. Subsequent receipts on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
Troubled debt restructurings, also referred to as "TDRs" herein, which are accounted for under Accounting Standards Codification ("ASC") 310-40, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a below market interest rate, a reduction in principal, or a longer term to maturity. All TDRs are initially classified as nonaccrual loans, regardless of whether the loan was performing at the time it was restructured. Once a TDR has performed according to its modified terms for six months and the collection of future principal and interest under the revised terms is deemed probable, the Bank will consider placing the loan back on accrual status. At December 31, 2016, we had $12.2 million in TDRs, of which $454,000 were accruing interest and $11.7 million were classified as nonaccrual.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Nonaccrual loans: [1]
Commercial real estate	$5,195	$11,418	$6,703	$7,604	$13,567
Commercial and industrial	86,664	16,877	5,778	5,141	5,401
Construction and land	11,385	33	149	—	134
Consumer real estate	7,987	9,781	10,591	8,812	7,839
Other consumer	158	107	286	567	262
Total non-performing loans	111,389	38,216	23,507	22,124	27,203

Foreclosed assets:
Commercial real estate	10,638	4,784	551	102	485
Construction and land	194	1,802	—	172	177
Consumer real estate	—	106	—	204	1,224
Other consumer	6	—	—	2	15
Total foreclosed assets	10,838	6,692	551	480	1,901
Total non-performing assets	$122,227	$44,908	$24,058	$22,604	$29,104

Total non-performing assets as a percentage of total assets [2]	1.46%	0.58%	0.58%	0.64%	0.79%
Total non-performing loans as a percentage of total loans held for investment, excluding Warehouse Purchase Program loans [2]	1.84%	0.75%	0.89%	1.08%	1.61%

Performing troubled debt restructurings:
Commercial real estate	$154	$161	$702	$—	$3,384
Commercial and industrial	—	30	153	185	207
Construction and land	—	—	—	2	5
Consumer real estate	269	368	204	737	553
Other consumer	31	46	39	47	67
Total	$454	$605	$1,098	$971	$4,216
1 There were no non-performing or TDR warehouse lines of credit or Warehouse Purchase Program loans for the periods presented.
2 Purchased credit impaired (PCI) loans, which were acquired in 2012 through the Highlands Bancshares, Inc. ("Highlands") acquisition and in 2015 through the LegacyTexas acquisition, are not considered non-performing loans, and therefore are not included in the numerator of the non-performing loans to total loans ratio, but are included in total loans, which is reflected in the denominator. Loans past due over 90 days that were still accruing interest totaled $141,000, $111,000, $612,000, $266,000, and $593,000 for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively, and consisted entirely of PCI loans.
For the year ended December 31, 2016, gross interest income which would have been recorded had the nonaccrual loans been current in accordance with their original terms throughout the entire year amounted to $1.7 million. No interest income on these loans was recorded for the year ended December 31, 2016.
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

We regularly review the problem assets in our portfolio to determine the appropriate classification. The aggregate amount of classified assets at the dates indicated was as follows:

	At December 31,
	2016	2015
	(Dollars in thousands)
Doubtful	$2,880	$4,201
Substandard	136,815	97,523
Total classified loans	139,695	101,724
Foreclosed assets	10,838	6,692
Total classified assets	$150,533	$108,416

Classified assets as a percentage of equity	17.00%	13.48%
Classified assets as a percentage of assets	1.80	1.41
Classified assets as a percentage of total loans held for investment, excluding Warehouse Purchase Program loans	2.48	2.14
Substandard loans at December 31, 2016 increased by $39.3 million from December 31, 2015, which was primarily due to downgrades on energy loans related to collateral value deterioration and diminished operating performance. At December 31, 2016, our energy loans totaled $527.2 million, representing approximately 8.7% of total loans (excluding Warehouse Purchase Program loans). Additionally, in 2016, commercial and industrial substandard loans (excluding energy loans) and construction and land substandard loans increased by $27.2 million and $11.4 million, respectively, from December 31, 2015.  The increase in commercial and industrial substandard loans (excluding energy loans) included a $12.1 million relationship with a borrower who owns and operates hospitals in Texas, while the increase in construction and land was due to a relationship with a residential home builder.  Both relationships were downgraded to substandard in 2016 due to diminished operating performance. When establishing our allowance for loan losses, all portfolio and general economic factors are considered, including the level of criticized assets and the level of commodity prices. Please see “Comparison of Financial Condition at December 31, 2016, and December 31, 2015 — Allowance for Loan Losses” contained in Item 7 of this report for more information.
We had $21.3 million of potential problem loans at December 31, 2016, considered "other loans of concern," that are currently performing and do not meet the criteria for impairment, but where there is the distinct possibility that we could sustain some loss if credit deficiencies are not corrected. These possible credit problems may result in the future inclusion of these loans in the non-performing asset categories and were classified as "substandard" but were still accruing interest and were not considered impaired at December 31, 2016 (excluding PCI loans). Other loans of concern at December 31, 2016 decreased by $30.3 million from December 31 2015, primarily due to energy loans that migrated to substandard non-accrual during 2016. Please see “Comparison of Financial Condition at December 31, 2016, and December 31, 2015 — Allowance for Loan Losses” contained in Item 7 of this report for more information. Other loans of concern, which were performing at December 31, 2016, have been considered in management's analysis of potential loan losses.
Allowance for Loan Losses. The allowance for loan losses is maintained to cover losses that are estimated in accordance with US GAAP. It is our estimate of credit losses inherent in our loan portfolio at each balance sheet date. Our methodology for analyzing the allowance for loan losses consists of general and specific components. For the general component, we stratify the loan portfolio into homogeneous groups of loans that possess similar loss potential characteristics and apply a loss ratio to these groups of loans to estimate the credit losses in the loan portfolio. We use both historical loss ratios and qualitative loss factors assigned to major loan collateral types to establish general component loss allocations. Qualitative loss factors are based on management's judgment of company, market, industry or business specific data and external economic indicators, which may not yet be reflected in the historical loss ratios, and that could impact our specific loan portfolios. The Allowance for Loan Loss Committee sets and adjusts qualitative loss factors by regularly reviewing changes in underlying loan composition and the seasonality of specific portfolios. The Allowance for Loan Loss Committee also considers credit quality and trends relating to delinquency, non-performing and classified loans within our loan portfolio when evaluating qualitative loss factors. Additionally, the Allowance for Loan Loss Committee adjusts qualitative factors to account for the potential impact of external economic factors, including the unemployment rate, vacancy, capitalization rates, commodity prices and other pertinent economic data specific to our primary market area and lending portfolios.
For the specific component, the allowance for loan losses includes loans where management has concerns about the borrower's ability to repay and on individually analyzed loans found to be impaired. Management evaluates current information and events regarding a borrower's ability to repay its obligations and considers a loan to be impaired when the ultimate collectability of amounts due, according to the contractual terms of the loan agreement, is in doubt. If an impaired loan is collateral-dependent, the fair value of the collateral, less the estimated cost to sell, is used to determine the amount of impairment. If an impaired loan is not collateral-dependent, the impairment amount is determined using the negative difference, if any, between the estimated discounted cash flows and the loan amount due. For impaired loans, the amount of the impairment can be adjusted, based on current data, until such time as the actual basis is established by acquisition of the collateral or until the basis is collected. Impairment losses are reflected in the allowance for loan losses through a charge to the provision for credit losses. Subsequent recoveries are credited to the allowance for loan losses. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied first to principal.
At December 31, 2016, $106.6 million in loans were individually impaired, with $4.8 million of the allowance for loan losses allocated to impaired loans at period-end (these figures do not include PCI loans). Please see “Comparison of Financial Condition at December 31, 2016, and December 31, 2015 — Loans” contained in Item 7 and Note 5 of the Notes to Consolidated Financial Statements contained in Item 8 of this report for more information.
At December 31, 2016, our allowance for loan losses was $64.6 million, or 1.06% of total loans held for investment, excluding the Warehouse Purchase Program loans. Assessing the allowance for loan losses is inherently subjective, as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, reflects estimated credit losses in our loan portfolio. See Notes 1 and 5 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.
The following table sets forth an analysis of our allowance for loan losses.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$47,093	$25,549	$19,358	$18,051	$17,487
Charge-offs:[1]
Commercial real estate	79	167	—	806	187
Commercial and industrial	7,746	3,129	568	607	1,178
Construction and land	—	—	51	31	—
Consumer real estate	107	321	237	416	798
Other consumer	927	1,090	605	621	1,039
Total charge-offs	8,859	4,707	1,461	2,481	3,202
Recoveries:[1]
Commercial real estate	21	29	435	—	—
Commercial and industrial	472	246	94	124	114
Construction and land	—	—	1	—	—
Consumer real estate	109	85	38	77	70
Other consumer	340	426	363	388	443
Total recoveries	942	786	931	589	627
Net charge-offs	7,917	3,921	530	1,892	2,575
Provision expense	25,400	25,465	6,721	3,199	3,139
Balance at end of period	$64,576	$47,093	$25,549	$19,358	$18,051
Ratio of net charge-offs during the period to
average loans outstanding during the period	0.12%	0.08%	0.02%	0.08%	0.11%
Ratio of net charge-offs during the period to
average non-performing assets	9.47%	11.37%	2.27%	7.32%	9.45%
Allowance as a percentage of non-performing loans[2]	57.97%	123.23%	108.69%	87.50%	66.36%
Allowance as a percentage of total loans, excluding
Warehouse Purchase Program (end of period) [2]	1.06%	0.93%	0.97%	0.94%	1.07%

1 There was no net charge-off activity on Warehouse Purchase Program loans during the periods presented.
2 PCI loans, which were acquired in 2012 through the Highlands acquisition and in 2015 through the LegacyTexas acquisition, are not considered non-performing loans, and therefore are not included in the numerator of the non-performing loans to total loans ratio, but are included in total loans, which is reflected in the denominator. PCI loans had a carrying value of $7.0 million, $12.0 million, $6.6 million, $7.4 million and $12.8 million for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

The distribution of our allowance for losses on loans at the dates indicated is summarized below.

	December 31,
	2016		2015		2014		2013		2012
	Allocated Allowance	% [1]	Allocated Allowance	% [1]	Allocated Allowance	% [1]	Allocated Allowance	% [1]	Allocated Allowance	% [1]
	(Dollars in thousands)
Commercial real estate	$18,303	44.03%	$14,123	42.98%	$11,830	48.06%	$10,944	53.23%	$11,182	48.81%
Commercial and industrial	35,464	32.50	24,975	31.83	9,068	29.69	4,536	21.43	2,574	16.48
Construction and land	5,075	4.86	3,013	5.32	174	0.81	212	1.48	149	1.25
Consumer real estate	4,484	17.72	3,992	18.49	4,069	19.90	3,280	21.53	3,528	29.97
Other consumer	1,250	0.89	990	1.38	408	1.54	386	2.33	618	3.49
Total	$64,576	100.00%	$47,093	100.00%	$25,549	100.00%	$19,358	100.00%	$18,051	100.00%
1 Loans outstanding as a percentage of total loans held for investment, excluding Warehouse Purchase Program loans.

Investment Activities
We have broad investment authority, except for corporate equity securities, which are generally limited to stock in subsidiaries, certain housing projects and bank service companies. Debt securities are categorized by law and bank regulation into various types, with each type subject to different permitted investment levels calculated as percentages of capital, except for government and government-related obligations, which may be invested in without limit.
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

The general objectives of our investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to optimize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. Our investment securities currently consist primarily of agency collateralized mortgage obligations, agency mortgage-backed securities, Small Business Administration securitized loan pools consisting of only the U.S. government guaranteed portion, and Texas entity municipal bonds. These securities are of industry investment grade and possess acceptable credit risk. For more information, please see Note 4 of the Notes to Consolidated Financial Statements contained in Item 8 of this report and “Asset/Liability Management” contained in Item 7A of this report. We also have restricted securities, which totaled $43.3 million at December 31, 2016 and primarily consisted of Federal Home Loan Bank stock and Federal Reserve stock and is carried on the balance sheet at cost.
The following table sets forth the composition of our securities portfolio and other investments at the dates indicated. At December 31, 2016, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies or United States GSEs.

	December 31,
	2016		2015		2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale:
Agency residential mortgage-backed securities	$220,744	$218,551	$224,582	$223,848	$144,368	$145,518
Agency commercial mortgage-backed securities	9,422	9,347	9,483	9,417	—	—
Agency collateralized mortgage obligations	87,959	86,529	22,430	22,314	50,424	50,554
US government and agency securities	2,150	2,251	14,906	15,054	3,475	3,627
Municipal bonds	38,417	37,837	40,512	41,075	—	—
Total available for sale	358,692	354,515	311,913	311,708	198,267	199,699

Held to maturity:
Agency residential mortgage-backed securities	74,881	75,211	87,935	89,488	63,161	66,272
Agency commercial mortgage-backed securities	28,023	28,693	24,848	25,697	25,301	26,396
Agency collateralized mortgage obligations	40,707	41,371	59,174	60,206	86,470	88,156
Municipal bonds	66,776	67,706	68,476	71,811	66,988	70,288
Total held to maturity	210,387	212,981	240,433	247,202	241,920	251,112
Total investment securities	569,079	567,496	552,346	558,910	440,187	450,811
FHLB stock and other restricted securities, at cost	43,266	43,266	63,075	63,075	44,084	44,084
Total securities	$612,345	$610,762	$615,421	$621,985	$484,271	$494,895

The composition and contractual maturities of the investment securities portfolio as of December 31, 2016, excluding FHLB stock and other restricted securities, are indicated in the following table. Prepayment options exist for the US government and agency securities, agency collateralized mortgage obligations and agency mortgage-backed securities. In addition, many of the municipal bonds are callable prior to maturity. The weighted average yield is prospective and based on amortized cost.

	1 year or less		After 1 to 5 years		After 5 to 10 years		After 10 years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)
Available for sale:
Agency residential mortgage-backed securities	$—	—%	$6,370	1.08%	$47,844	1.83%	$166,530	1.68%	$220,744	1.69%	$218,551
Agency commercial mortgage-backed securities	—	—	9,422	1.85	—	—	—	—	9,422	1.85	9,347
Agency residential collateralized mortgage obligations	—	—	—	—	3,699	2.43	84,260	2.16	87,959	2.17	86,529
US government and agency securities	72	3.34	578	3.59	1,500	3.37	—	—	2,150	3.43	2,251
Municipal bonds	2,083	1.16	11,429	2.03	16,341	2.50	8,564	2.88	38,417	2.37	37,837
Total available for sale	2,155	1.23	27,799	1.79	69,384	2.05	259,354	1.87	358,692	1.90	354,515

Held to maturity:
Agency residential mortgage-backed securities	—	—	10,608	3.63	22,700	2.95	41,573	2.21	74,881	2.64	75,211
Agency commercial mortgage-backed securities	—	—	13,793	3.23	14,230	2.44	—	—	28,023	2.83	28,693
Agency residential collateralized mortgage obligations	—	—	2,263	4.08	37,252	2.72	1,192	(0.05)	40,707	2.71	41,371
Municipal bonds	1,952	5.31	9,035	5.30	48,327	4.89	7,462	3.61	66,776	4.81	67,706
Total held to maturity	1,952	5.31	35,699	3.92	122,509	3.58	50,227	2.37	210,387	3.37	212,981
Total investment securities	$4,107	3.17%	$63,498	2.99%	$191,893	3.03%	$309,581	1.95%	$569,079	2.44%	$567,496

Sources of Funds
General. Our sources of funds are deposits, borrowings, payments of principal and interest on loans and investments, sales of loans and funds provided from operations.

Deposits. The Bank's deposit base is our primary source of funding and consists of core deposits from the communities served by our branch and office locations. We offer a variety of deposit accounts with a competitive range of interest rates and terms to both consumers and businesses. Deposits include interest-bearing and non-interest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts. These accounts earn interest at rates established by management based on competitive market factors, management's desire to increase certain product types or maturities, and in keeping with our asset/liability, liquidity and profitability objectives. Competitive products, competitive pricing and high touch customer service are important to attracting and retaining these deposits.

We have historically been an active bidder for public fund deposits within the state of Texas. This strategy has been refined to one which will seek to attract future public funds primarily in the direct markets that we serve and only at rates that are consistent with our strategy of providing a low cost source of core funding for the Bank. At December 31, 2016 and 2015, our public fund deposits totaled $1.00 billion and $708.7 million, respectively. At December 31, 2016, $774.9 million of the $1.00 billion in public funds were time deposits, of which $187.0 million of such time deposits had a maturity date over 12 months. Additionally, public funds at December 31, 2016 included $123.9 million in money market, $98.3 million in interest-bearing demand and $4.7 million in non-interest-bearing demand deposits.
We provide an avenue for large depositors to maintain full FDIC insurance coverage for all deposits up to $50 million or $75 million, depending on product. Under an agreement with Promontory Interfinancial Network, we participate in the Certificate of Deposit Account Registry Service (CDARS®) and the Insured Cash Sweep (ICS) money market product. These are deposit-matching programs which distribute excess balances on deposit with the Bank across other participating banks. In return, those participating financial institutions place their excess customer deposits with the Bank in a reciprocal amount. These products are designed to enhance our ability to attract and retain customers and increase deposits by providing additional FDIC insurance for large deposits. We also participate in the ICS One-Way Buy program, which allows the Bank to buy cost-effective wholesale funding on customizable terms. Due to the nature of the placement of the funds, CDARS® and ICS deposits are classified as “brokered deposits” by regulatory agencies. At December 31, 2016 and 2015, we had $355.5 million and $371.7 million, respectively, in aggregate CDARS® and ICS deposits.
The following table sets forth our deposit flows during the periods indicated.

	Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Opening balance	$5,226,711	$2,657,809	$2,264,639
Net deposits [1]	1,117,731	2,555,775	384,958
Interest	21,034	13,127	8,212
Ending balance	$6,365,476	$5,226,711	$2,657,809
Net increase	$1,138,765	$2,568,902	$393,170
Percent increase	21.79%	96.65%	17.36%
1 2015 amount includes $1.63 billion in deposits acquired on January 1, 2015 in connection with the Company's merger with LegacyTexas Group, Inc.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered at the dates indicated.

	December 31,
	2016		2015		2014
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Transaction and Savings Deposits:
Non-interest-bearing demand	$1,383,951	21.74%	$1,170,272	22.38%	$494,376	18.60%
Interest-bearing demand	903,314	14.19	819,350	15.68	472,703	17.79
Savings and money market	2,710,307	42.58	2,209,698	42.28	1,176,749	44.27
Total non-certificates	4,997,572	78.51	4,199,320	80.34	2,143,828	80.66
Certificates:
0.00-1.99%	1,356,657	21.31	1,006,050	19.25	491,520	18.49
2.00-3.99%	11,226	0.18	21,317	0.41	21,972	0.83
4.00-5.99%	21	—	20	—	486	0.02
6.00% and over	—	—	4	—	3	—
Total certificates	1,367,904	21.49	1,027,391	19.66	513,981	19.34

Total deposits	$6,365,476	100.00%	$5,226,711	100.00%	$2,657,809	100.00%
The following table shows rate and maturity information for our certificates of deposit at December 31, 2016.

	0.00-1.99%	2.00-3.99%	4.00-5.99%	Total	Percent of Total
	(Dollars in thousands)
Certificates maturing in quarter ending:
March 31, 2017	$358,160	$211	$—	$358,371	26.20%
June 30, 2017	239,344	—	21	239,365	17.50
September 30, 2017	243,548	—	—	243,548	17.80
December 31, 2017	151,502	—	—	151,502	11.08
March 31, 2018	47,118	—	—	47,118	3.44
June 30, 2018	86,968	32	—	87,000	6.36
September 30, 2018	111,709	1	—	111,710	8.17
December 31, 2018	10,322	—	—	10,322	0.75
Thereafter	107,986	10,982	—	118,968	8.70
Total	$1,356,657	$11,226	$21	$1,367,904	100.00%

Percent of Total	99.18%	0.82%	—%	100.00%

The following table indicates the amount of our certificates of deposit by time remaining until maturity as of December 31, 2016.

	Maturity
	3 Months or less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(Dollars in thousands)
Certificates less than $100,000	$25,676	$24,183	$36,420	$48,912	$135,191
Certificates of $100,000 or more	156,187	75,095	87,337	139,225	457,844
Public funds¹	176,508	140,087	271,293	186,981	774,869
Total certificates	$358,371	$239,365	$395,050	$375,118	$1,367,904
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
We may obtain advances from the FHLB of Dallas upon the security of certain loans and securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2016, we had $833.7 million in FHLB advances outstanding and the ability to borrow an additional $1.82 billion. In addition to FHLB advances, we may also use the discount window at the FRB or fed funds purchased from correspondent banks as a source of short-term funding. We did not have an outstanding balance with the FRB discount window or fed funds purchased from correspondent banks at December 31, 2016. See Note 11 of the Notes to Consolidated Financial Statements contained in Item 8 of this report for more information about our borrowings.
The following table sets forth the maximum month-end balance and daily average balance of FHLB advances, repurchase agreements, subordinated debt and other borrowings for the periods indicated.

	Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Maximum balance:
FHLB advances	$1,609,438	$1,439,904	$874,866
Repurchase agreements	86,691	89,772	25,000
Subordinated debt and other borrowings	134,103	85,290	55,000
Average balance outstanding:
FHLB advances	$1,113,550	$914,077	$608,341
Repurchase agreements	69,153	75,271	25,000
Subordinated debt and other borrowings	104,639	24,931	342

The following table sets forth certain information as to FHLB advances, repurchase agreements, subordinated debt and other borrowings at the dates indicated.

	At December 31,
	2016	2015	2014
	(Dollars in thousands)
FHLB advances at end of period	$833,682	$1,439,904	$862,907
Repurchase agreements at end of period	86,691	83,269	25,000
Subordinated debt and other borrowings at end of period	134,032	84,992	—
Weighted average rate of FHLB advances during the period	0.64%	0.72%	1.25%
Weighted average rate of FHLB advances at end of period	0.71%	0.51%	0.71%
Weighted average rate of repurchase agreements during the period	1.22%	1.18%	3.22%
Weighted average rate of repurchase agreements at end of period	0.98%	1.08%	3.22%
Weighted average rate of subordinated debt and other borrowings during the period	5.77%	4.21%	0.56%
Weighted average rate of subordinated debt and other borrowings at end of period	5.20%	4.95%	—%

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

The Company. The Company is a bank holding company required to register and file reports with the FRB and is subject to regulation and examination by the FRB, including requirements that the Company serve as a source of financial and managerial strength for its FDIC-insured subsidiaries, particularly when such a subsidiary is in financial distress. In addition, the FRB has enforcement authority over the Company and any of its non-bank subsidiaries. The Company’s direct activities and those of its non-bank subsidiaries are subject to FRB regulation and generally must be closely related to banking, as determined by the FRB. The Company must obtain FRB approval to acquire substantially all the assets of another bank or bank holding company or to merge with another bank holding company. In addition, the Company must obtain FRB authorization to control more than 5% of the shares of any other bank or bank holding company and may not own more than 5% of any other entity engaged in activities not permitted for the Company. The FRB imposes capital requirements on the Company. See “- Regulatory Capital Requirements” below.

LegacyTexas Bank. The Bank is subject to regulation, examination and supervision by the FRB and the TDOB. The FRB oversees the Bank’s compliance with operations under federal law, regulations and policies, including consumer protection laws. The FRB extensively regulates many aspects of the Bank’s operations including branching, dividends, interest and fees collected, anti-money laundering activities, confidentiality of customer information, debit card operations, corporate governance, mergers and purchase and assumption transactions, insurance activities, securities investments, real estate investments, trust operations, lending activities, subsidiary operations and required capital levels. It also regulates the Bank’s transactions with affiliates (including the Company) and loans to insiders. This regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting shareholders.

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

The Bank is also regulated by the TDOB, whose authority to regulate, examine and supervise the bank is generally the same as that of the FRB described above. As a Texas-chartered bank, the Bank has the powers provided under Texas law, which are generally at least as broad as those of a national bank. The Bank is subject to assessments by the TDOB. In 2016, the Bank’s assessments from the TDOB totaled $606,000.

FDIC Regulation and Insurance of Accounts. Deposits are insured up to applicable limits by the FDIC, and such insurance is backed by the full faith and credit of the United States Government. The basic deposit insurance level is generally $250,000, as specified in FDIC regulations. The Bank's deposit insurance premiums for the year ended December 31, 2016 were $4.4 million.

In accordance with the Dodd-Frank Act, the FDIC insurance premium is based on an institution’s total assets minus its Tier 1 capital, instead of based on its deposits. An institution’s premiums are determined based on its capital, supervisory ratings and other factors. Premium rates generally may increase if the FDIC deposit insurance fund is strained due to the cost of bank failures and the number of troubled banks. In addition, if the Bank experiences financial distress or operates in an unsafe or unsound manner, its deposit premiums may increase.

The FDIC may conduct examinations and some supervision of, require reporting by and exercise back-up enforcement authority against FDIC-insured institutions. It also may prohibit an institution from engaging in any activity that it determines by regulation or order to pose a serious risk to the deposit insurance fund and may terminate the Bank's deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

Regulatory Capital Requirements. Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), the Company and the Bank became subject to new capital regulations adopted by the FRB and the other federal banking agencies, which created a new required ratio for common equity Tier 1 (“CET1”) capital, increased the minimum leverage and Tier 1 capital ratios, changed the risk-weightings of certain assets for purposes of the risk-based capital ratios, created an additional capital conservation buffer over the required capital ratios, and changed what qualifies as capital for purposes of meeting the capital requirements.

Under these new capital regulations, the minimum capital ratios are: (1) a CET1 capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total risk-based capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio (the ratio of Tier 1 capital to average total adjusted assets) of 4.0%.  CET1 generally consists of common stock, retained earnings, accumulated other comprehensive income (“AOCI”) unless an institution elects to exclude AOCI from regulatory capital, and certain minority interests; all subject to applicable regulatory adjustments and deductions. Tier 1 capital generally consists of CET1 and noncumulative perpetual preferred stock. Tier 2 capital generally consists of other preferred stock and subordinated debt meeting certain conditions plus an amount of the allowance for loan and lease losses up to 1.25% of assets. Total capital is the sum of Tier 1 and Tier 2 capital.

A number of changes in what constitutes regulatory capital compared to the rules in effect prior to January 1, 2015 are subject to transition periods.  These changes include the phasing-out of certain instruments as qualifying capital.  Mortgage servicing rights and deferred tax assets over designated percentages of CET1 are deducted from capital.  In addition, Tier 1 capital includes AOCI, which includes all unrealized gains and losses on available for sale debt and equity securities.  However, because of our asset size, we were eligible for the one-time option of permanently opting out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in our capital calculations.  We elected this option.

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

In addition to the minimum CET1, Tier 1 and total risk-based capital ratios, the Company and the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  The new capital conservation buffer requirement began on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets was required, which will increase each year until the buffer requirement is fully implemented on January 1, 2019.

Under the FRB’s prompt corrective action standards, in order to be considered well-capitalized, the Bank must have a ratio of CET1 capital to risk-weighted assets of 6.5%, a ratio of Tier 1 capital to risk-weighted assets of 8%, a ratio of total capital to risk-weighted assets of 10%, and a leverage ratio of 5%; and must not be subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. In order to be considered adequately capitalized, an institution must have the minimum capital ratios described above. As of December 31, 2016, the Bank was “well-capitalized.” An institution that is not well-capitalized is subject to certain restrictions on brokered deposits and interest rates on deposits.

The federal banking regulators are required to take prompt corrective action if an institution fails to qualify as adequately capitalized.  All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to fail the requirements to qualify as adequately capitalized.  An institution that is not at least adequately capitalized is: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan (including certain guarantees by any company controlling the institution) within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of business. Additional restrictions and appointment of a receiver or conservator, can apply, depending on the institution's capital level.  The FRB has jurisdiction over the Bank for purposes of prompt corrective action.  When the FDIC as receiver liquidates an institution, the claims of depositors and the FDIC as their successor (for deposits covered by FDIC insurance) have priority over other unsecured claims against the institution, including claims of stockholders.

The federal banking agencies take into consideration concentrations of credit risk and risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital, which is evaluated through the institution's regular safety and soundness examination. Under their regulations, the federal banking agencies also consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank's capital adequacy. The banking agencies have issued guidance on evaluating interest rate risk.

The capital regulations for bank holding companies parallel the capital regulations for banks.  To be considered "well capitalized," a bank holding company must have, on a consolidated basis, a total risk-based capital ratio of 10.0% or greater and a Tier 1 risk-based capital ratio of 6.0% or greater and must not be subject to an individual order, directive or agreement under which the FRB requires it to maintain a specific capital level.  As of December 31, 2016, the Company was "well capitalized." For information on the Company’s regulatory capital ratios, see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources.” We believe that the Company and the Bank will remain well-capitalized under the new capital rules, and will meet the capital conservation buffer requirement.

Limitations on Dividends and Other Capital Distributions. On an ongoing basis, the Company’s major source of funds consists of dividends or capital distributions from our wholly owned bank subsidiary, as well as $125.0 million of fixed-to-floating rate subordinated notes issued by the Company. The ability of a subsidiary bank to pay dividends depends on its earnings and capital levels and may be limited by their regulator's directives or orders. A bank generally must obtain regulatory approval of a dividend if the total dividends declared during the current year, including the proposed dividend, exceed net income for the current year and retained net income for the prior two years. It has been the Bank’s policy to maintain a strong capital position, so in times of financial or economic distress the Bank will be less likely to pay dividends to the Company. Our banking subsidiary's net income for the two years ended December 31, 2016 totaled $176.7 million and the amount paid to the Company during that two year period totaled $139.7 million, which included a payment to the Company in the amount of $115.2 million in January 2015 to cover the cash portion of the merger consideration paid to shareholders of LegacyTexas Group, Inc. See Note 16 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

The ability of the Company to pay dividends to its stockholders is dependent on the receipt of dividends from its bank subsidiary. Under Maryland law, the Company cannot pay cash dividends if it would render the Company unable to pay its debts (unless they are paid from recent earnings) or become insolvent.

The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB’s view that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, a bank holding company may be prohibited from paying any dividends if the holding company’s bank subsidiary is not adequately capitalized. See “Regulatory Capital Requirements” above regarding restrictions on payment on dividends by the Company and the Bank in the event of an inadequate capital conservation buffer.

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
Subsidiary and Other Activities
LegacyTexas Bank is authorized to invest in various types of subsidiaries. At December 31, 2016, the Bank operated one subsidiary, LegacyTexas Title Co. In 2016, the Bank sold the operations of LegacyTexas Insurance Services, Inc., which remains a non-operating subsidiary of the Bank.
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
Executive Officers of the Company
Officers are elected annually to serve for a one year term. As of the date of this report, our executive officers were as follows:

Kevin J. Hanigan. Mr. Hanigan, age 60, is a Director and the Chief Executive Officer of the Company and the Bank, positions he has held since the completion of the Highlands Bank acquisition with and into the Company in April 2012. Prior to joining the Company, Mr. Hanigan was the Chairman and Chief Executive Officer of Highlands Bank, serving in those roles since 2010. Prior to joining Highlands Bank, Mr. Hanigan was employed by Guaranty Bank starting in 1996, serving in numerous capacities including Chief Lending Officer, Executive in charge of Retail Banking, and finally as Chairman and Chief Executive Officer of Guaranty Bank and its parent company, Guaranty Financial Group, Inc. Mr. Hanigan began his career with Bank of the Southwest in Houston in June 1980. Mr. Hanigan earned his undergraduate degree and Master of Business Administration from Arizona State University. With over 36 years of experience working in the banking industry in Texas and serving as chief executive officer of several institutions, Mr. Hanigan brings outstanding leadership skills and a deep understanding of the local banking market and issues facing the banking industry.
Scott A. Almy. Mr. Almy, age 50, serves as Executive Vice President, Chief Operating Officer, Chief Risk Officer and General Counsel of the Company and the Bank, where he oversees the credit, loan administration, risk, compliance, audit, information technology, human resources and legal functions of the Company and has more than 25 years of bank regulatory expertise. Prior to joining the Company in July 2012, Mr. Almy was the managing member of a private law firm in Dallas, where he focused on regulatory and transactional matters affecting banks, bank holding companies and other financial firms. Prior to that, he spent 15 years at Guaranty Financial Group, Inc. serving as general counsel and secretary for the company and its subsidiary, Guaranty Bank. Mr. Almy has a J.D. from Texas Tech University School of Law and a B.B.A. from Texas A&M University. He also completed the Executive Education Program in Advanced Risk Management at the Wharton School, University of Pennsylvania.
J. Mays Davenport. Mr. Davenport, age 48, serves as Executive Vice President and Chief Financial Officer of the Company and the Bank, positions he has held since the completion of the merger with LegacyTexas Group, Inc. in January 2015. Mr. Davenport oversees the Finance and Treasury functions of the Company, and also serves as a Director of LegacyTexas Title. Prior to joining the Company, Mr. Davenport served as Executive Vice President of the wholly owned subsidiary of LegacyTexas Group, Inc. since December 2004. Mr. Davenport is a licensed Certified Public Accountant in the State of Texas and has been serving the Texas banking community for over twenty years, including fourteen years in the practice of public accountancy with Arthur Andersen, Grant Thornton, Fisk & Robinson and RSM McGladrey LLP. Mr. Davenport is a Magna Cum Laude graduate of Texas A&M University with a B.B.A. in Finance and Accounting.
Charles D. Eikenberg. Mr. Eikenberg, age 62, serves as Executive Vice President of Community Banking for the Company and the Bank, where he oversees the community banking, administrative operations and marketing functions of the Company. He has over 35 years of experience as a Texas banker, primarily focused on consumer and retail banking. Mr. Eikenberg joined the Company as head of Community Banking in 2012 when the Company merged with Highlands Bank, where he served as Chief Retail Officer. Prior to joining Highlands, Mr. Eikenberg served as Senior Executive Vice President, Retail Banking at Guaranty Bank from 2006 to 2010. Prior to Guaranty he was with Bank One/Chase since 1990, serving in numerous senior positions for retail credit, investments and branch distribution. Mr. Eikenberg holds an M.B.A. from the University of Houston and a Bachelors Degree from Baylor University.
Thomas S. Swiley. Mr. Swiley, age 67, has served as Executive Vice President and Chief Lending Officer of the Company and the Bank since July 2012. Mr. Swiley oversees the Corporate Banking, Commercial Banking, Entrepreneurial Banking, Commercial Real Estate and Warehouse Lending Divisions of the Company, along with the Treasury Management Sales function. Mr. Swiley's extensive Texas banking career spans over thirty-five years, and includes six years as President, and President and Chief Operating Officer of Bank of Texas, N.A. He has also held various executive positions with other commercial banks, primarily with Bank of America and its predecessors. Mr. Swiley holds both a M.B.A. and B.B.A. from Southern Methodist University and is also a graduate of the Southwestern Graduate School of Banking.
Kevin Hanigan, Scott Almy and Charles Eikenberg all served as executive officers of Guaranty Bank and its holding company, Guaranty Financial Group, Inc., which filed for bankruptcy in August 2009.
Employees
At December 31, 2016, we had a total of 870 full-time employees and 26 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.
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
A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes, declines in oil and gas prices, and adverse employment conditions may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.
If economic conditions deteriorate in the state of Texas, the value of our collateral and borrowers' ability to repay loans may decline.
Substantially all of our loans are located in the state of Texas. Our financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, further declines in oil and gas prices, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events. Decreases in real estate values in the state of Texas could adversely affect the value of property used as collateral for some of our loans. As a result, the market value of the real estate underlying the loans may not, at any given time, be sufficient to satisfy the outstanding principal amount of the loans. In the event that we are required to foreclose on a property securing a loan, we may not recover funds in an amount equal to the remaining loan balance. Consequently, we would sustain loan losses and potentially incur a higher provision for credit losses, which would have an adverse impact on earnings. In addition, if oil prices were to experience a sustained decline, jobs related to the exploration, production and delivery of oil and gas, which had been expanding in previous years, may decline. Adverse changes in the Texas economy may have a negative effect on the ability of borrowers to make timely repayments of their loans, which would also have an adverse impact on earnings.
Our loan portfolio, and specifically our energy lending portfolio, could be impacted by declines in the prices of oil and natural gas, as well as other factors.
Energy loans, which are reported as commercial and industrial loans, totaled $527.2 million at December 31, 2016, representing approximately 8.7% of total loans (excluding Warehouse Purchase Program loans). As a result, the factors that impact the energy sector will have a greater effect on us than on more broadly diversified financial institutions. Companies with exposure to the energy sector, whether directly or indirectly, are subject to volatile fluctuations in price and supply of oil and gas, and can be impacted by governmental regulations, international politics and conflicts, including the lifting or imposition of sanctions on Iran, Russia or other oil producing countries, hostilities in the Middle East, terrorist attacks, the success of exploration projects, reduced demand as a result of increases in energy efficiency and energy conservation, natural disasters, clean-up and litigation costs associated with environmental damage and extensive regulation.
The vast majority of the loans in the Energy portfolio are reserve based loans, secured by deeds of trust on properties containing both oil and natural gas reserves. $39.0 million of the loans managed by the Energy Finance group are not secured by oil and gas reserves and are categorized as “Midstream and Other” loans. Loans in this category are typically related to the transmission of oil and natural gas and would only be indirectly impacted from declining commodity prices. Reserve based loans are typically less sensitive to declines in commodity prices than loans to companies that service the oil and gas industry, because once production is initiated in a well, it is generally not halted until reserves are gone, whereas companies that service the energy industry typically feel an immediate impact to large drops in oil prices since drilling and exploration is slowed immediately. With reserve based loans, the value of our collateral decreases as oil and natural gas prices decline. At December 31, 2016, we had four relationships in the commercial and industrial loan portfolio (outside of the reserve based and midstream loans discussed above) that were involved in the energy exploration sector providing front-end services to companies that drill oil and gas wells and whose business could be impacted by the dramatic reduction in drilling activity as a result of a sustained drop in the price of oil and gas.  These relationships totaled $2.4 million at December 31, 2016, of which one relationship totaling $97,000 is currently classified as Substandard and Impaired.  The other relationships consist of performing loans and are not criticized.

In the fourth quarter of 2015, the Company increased qualitative reserve factors applied to the energy loan portfolio due to the impact of pressure on the price of oil, and the Company has continued to apply elevated reserve amounts to the energy portfolio through 2016 due to sustained economic and regulatory uncertainty surrounding energy loans. The allowance for loan losses allocated to energy loans at December 31, 2016 totaled $19.2 million, up $7.2 million from $12.0 million at December 31, 2015. In addition to the $2.6 million in specific reserves on non-performing energy relationships, these reserve amounts continue to reflect elevated qualitative factors compared to the same period in 2015. In an effort to increase oil and gas prices, members of the Organization of Petroleum Exporting Countries’ (OPEC) recently agreed to limit oil production for six months starting in 2017, and several other oil producing nations have also agreed to lower their output, however, there are no assurances that setting these types of production caps will support higher prices for oil and gas or that actual production will be limited. Previous agreements have been broken by nations and there is no firm mechanism for enforcement. Sustained low oil and gas prices, or further declines in oil and gas pricing, could lead to additional risk rating downgrades, loan loss reserves, or losses.
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
Over the last several years, through organic growth and acquisitions, we have been re-balancing our loan portfolio by increasing our commercial lending to diversify our loan mix and improve the yield on our assets, and we anticipate that trend to continue. The credit risk related to these types of loans is considered to be greater than the risk related to our previous target asset of one-to-four family residential loans because the repayment of commercial real estate loans and commercial and industrial loans typically is dependent on the successful operation and income stream of the borrowers' business and the real estate securing the loans as collateral, both of which can be significantly affected by economic conditions. Additionally, commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans.  If loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could require us to increase our provision for credit losses and adversely affect our financial condition and results of our operation.
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
As with most financial institutions, our results of operations depend substantially on our net interest income, which is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings.  Interest rates, which remain largely at historically low levels, are highly sensitive to many factors that are beyond our control such as general economic conditions and policies of the federal government, in particular the Federal Open Market Committee. In an attempt to help the overall economy, the FRB has kept interest rates low through its targeted Fed Funds rate. In December 2016, the FRB increased the Fed Funds rate by 25 basis points and indicates further increases during 2017, subject to economic conditions. As the FRB increases the Fed Funds rate, overall interest rates will likely rise, which may negatively impact the U.S. economic recovery. Further, changes in monetary policy, including changes in interest rates, could influence (i) the amount of interest we receive on loans and securities, (ii) the amount of interest we pay on deposits and borrowings, (iii) our ability to originate loans and obtain deposits, (iv) the fair value of our assets and liabilities, and (v) the reinvestment risk associated with a reduced duration of our mortgage-backed securities portfolio as borrowers refinance to reduce borrowing costs. When interest-bearing liabilities reprice or mature more quickly than interest-earning assets, an increase in interest rates generally would tend to result in a decrease in net interest income.
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
At December 31, 2016, public funds totaled $1.00 billion, representing 15.7% of our total deposits. Public funds are bank deposits of state and local municipalities. These deposits are required to be secured by certain investment grade securities (including letters of credit from the FHLB) to ensure repayment, which on the one hand tends to reduce our contingent liquidity risk by making these funds somewhat less credit sensitive, but on the other hand reduces standby liquidity by restricting the potential liquidity of the pledged collateral. Although these funds historically have been a relatively stable source of funds for us, availability depends on the individual municipality's fiscal policies and cash flow needs.
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
Our information systems may experience interruptions or breaches in security. We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in disruptions to our accounting, deposit, loan and other systems, and adversely affect the Bank's customer relationships. While we have policies and procedures designed to prevent or limit the effect of these possible events, there can be no assurance that any such failure, interruption or security breach will not occur or, if any does occur, that it can be sufficiently remediated.
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
The occurrence of any failure, interruption or security breach of our systems or the systems of our third-party vendors, particularly if widespread or resulting in financial losses to customers, could require us to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, and/or expose us to civil litigation and financial liability.
Natural disasters, severe weather events, worldwide hostilities, including terrorist attacks, and other external events may adversely affect the general economy, the financial services industry, the industries of our customers, and us in particular.
Natural disasters, severe weather events, including those prominent in our geographic footprint and those prominent in the geographic areas of our vendors and business partners, together with worldwide hostilities, including terrorist attacks, and other external events could have a significant impact on our ability to conduct our business. They could also affect the stability of our deposit base, our borrowers' ability to repay loans, impair collateral, result in a loss of revenue or an increase in expenses. Although management has established disaster recovery and business continuity procedures and plans, the occurrence of any such event may adversely affect our business, which in turn could have a material adverse effect on our financial condition and results of our operations.
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
Additionally, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has significantly changed the bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.
The Dodd-Frank Act created the Consumer Financial Protection Bureau (the “CFPB”) with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Financial institutions such as the Bank with $10 billion or less in assets are examined for compliance with the consumer laws by their primary bank regulators but are subject to the rules of the CFPB.
The CFPB has issued a number of final regulations and changes to certain consumer protections under existing laws.  These final rules generally prohibit creditors from extending mortgage loans without regard for the consumer’s ability-to-repay and add restrictions and requirements to mortgage origination and servicing practices.  In addition, these rules limit prepayment penalties and require the creditor to retain evidence of compliance with the ability-to-repay requirement for three years. Compliance with these rules has increased, and will likely continue to increase, our overall regulatory compliance costs and may require changes to our underwriting practices with respect to mortgage loans.  Moreover, these rules may adversely affect the volume of mortgage loans that we underwrite and may subject us to increased potential liabilities related to such residential loan origination activities.
It is difficult to predict at this time all the specific impacts the Dodd-Frank Act and the implementing rules and regulations will have on community banks.  However, they have and are expected to continue to increase our operating and compliance costs, which could adversely affect key operating efficiency ratios, and could increase our non-interest expense. See - “Business - How We Are Regulated” contained in Part I, Item I of this report.
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
The potential exists for additional federal or state laws and regulations, or changes in policy or interpretation, affecting lending and funding practices, interest rate risk management and liquidity standards.  Moreover, bank regulatory agencies have been active in responding to concerns and trends identified in examinations, and have issued many formal enforcement orders requiring capital ratios in excess of regulatory requirements.  Bank regulatory agencies, such as the TDOB and the FRB, regulate the activities in which we may engage primarily for the protection of depositors and not for the protection or benefit of potential investors.  In addition, new laws and regulations may increase our costs of regulatory compliance and of doing business, and otherwise affect our operations.  New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge and our ongoing operations, costs and profitability.
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
We, and other participants in the financial services industry upon whom we rely to operate, have been and may in the future become involved in legal and regulatory proceedings. Most of the proceedings we consider to be in the normal course of our business or typical for the industry, however it is inherently difficult to assess the outcome of these matters and there can be no assurance that anyone in particular, including us, will prevail in any proceeding or litigation. There could be substantial cost and management diversion in such litigation and proceedings, and any adverse determination could have a materially adversely effect on our business, brand or image, or our financial condition and results of our operations.
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
Financial crime is not limited to the financial services industry. Our customers could experience fraud in their businesses, which could materially impact their ability to repay their loans, and deposit customers in all financial institutions are constantly and unwittingly solicited by others in fraud schemes that vary from easily detectable and obvious attempts to high-level and very complex international schemes that could drain an account of millions of dollars and require detailed financial forensics to unravel. While we have controls in place, contractual agreements with our customers partitioning liability, and insurance to help mitigate the risk, none of these are guarantees that we will not experience a loss, potentially a loss that could have a material adverse effect on our financial condition, reputation and results of our operations.
Our business is reliant on outside vendors.
Our business is highly dependent on the use of certain outside vendors for our day-to-day operations, including such high level vendors as our data processing vendor, our card processing vendor and our on-line banking vendors. Our operations are exposed to risk that a vendor may not perform in accordance with established performance standards required in our agreements for any number of reasons including a change in their senior management, their financial condition, their product line or mix and how they support existing customers, or a simple change in their strategic focus. While we have comprehensive policies and procedures in place to mitigate risk at all phases of vendor management from selection, to performance monitoring and renewals, the failure of a vendor to perform in accordance with contractual agreements could be disruptive to our business, which could have a material adverse effect on our financial conditions and results of our operations.
New or changing tax, accounting, and regulatory rules and interpretations could significantly impact strategic initiatives, results of operations, cash flows, and financial condition.
The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit our stockholders. These regulations may sometimes impose significant limitations on operations. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution's allowance for loan losses. Additionally, actions by regulatory agencies or significant litigation against us could require us to devote significant time and resources to defending our business and may lead to penalties that materially affect us. These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Any new regulations or legislation, change in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator's interpretation of a law or regulation, could have a material impact on our operations, increase our costs of regulatory compliance and of doing business and/or otherwise adversely affect us and our profitability. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent registered public accounting firm. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of our operations as could our interpretation of those changes. We cannot predict what restrictions may be imposed upon us with future legislation.

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
Historically we have, and will continue to, target our marketing and business development strategies primarily to local or regional, small-to-medium sized businesses, some of whom are in volatile industries such as energy and real estate. These firms are generally more vulnerable to economic downturns, whether large and sudden downturns or moderate downturns that are more prolonged, and may not have the capital needed to compete against their larger, more capitalized competitors or a particular business sector may be affected significantly more than other sectors or the economy as a whole, and these firms may therefore experience volatile operating results, which may affect their ability to repay their loans. Additionally, the continued success of these firms is frequently contingent on a small group of owners or senior management, and the death, disability or resignation of one or more of such individuals could also have a material adverse effect on the business and its ability to repay its loan obligations. Economic downturns and other events that affect the economy as a whole, or our customers business in particular, could cause us to incur credit losses that would have a material adverse effect on our financial condition and results of our operation.
The credit quality of our loans could decline.
Although we regularly review credit exposure related to particular customers, industry sectors and product lines, default risk may arise from circumstances that are difficult to predict or detect. In such circumstances, we could experience an increase in our provision for credit losses, reserve for credit loss, nonperforming assets, and net charge-offs, any of which could have a material adverse effect on our financial condition and results of our operation.
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
Our banking regulators periodically review our allowance for loan losses. These entities may require us to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their review. Any increase in our allowance for loan losses or loan charge‑offs as required by these authorities may have a material adverse effect on our financial condition and results of operations. Further, the Financial Accounting Standards Board has adopted a new accounting standard that will be effective for our first fiscal year after December 15, 2019. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses.
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
In 2012, the FRB issued proposed rules (“Enhanced Prudential Standards”) for the management of enterprise wide risk applicable to complex or larger financial institutions over $10 billion in assets or are otherwise covered by the Dodd-Frank Act. Some of the requirements of the Enhanced Prudential Standards include a formal board-level risk committee and the establishment of a Chief Risk Officer with oversight of the ERM program. While the Enhanced Prudential Standards may not currently be a requirement for us, management believes that much of the Enhanced Prudential Standards represent industry best-practices and we have already implemented, or are in the process of implementing, many of its requirements.
While we have an ERM program with Board-level involvement, we may not be able to monitor or control all risks, which could have a materially adverse effect on our financial condition and results of our operations.
We pursue a strategy of supplementing internal growth by acquiring other financial companies or their assets and liabilities that we believe will help us fulfill our strategic objectives and enhance our earnings. There are risks associated with this strategy.

As part of our general growth strategy, we have partially expanded our business through acquisitions. We completed the Highlands acquisition in April 2012 and the acquisition of LegacyTexas Group, Inc. in January 2015. Although our business strategy emphasizes organic expansion, we continue, from time to time in the ordinary course of business, to engage in preliminary discussions with potential acquisition targets. There can be no assurance that, in the future, we will successfully identify suitable acquisition candidates, complete acquisitions and successfully integrate acquired operations into our existing operations or expand into new markets. The consummation of any future acquisitions may dilute shareholder value or may have an adverse effect upon our operating results while the operations of the acquired business are being integrated into our operations. In addition, once integrated, acquired operations may not achieve levels of profitability comparable to those achieved by our existing operations, or otherwise perform as expected. Further, transaction-related expenses may adversely affect our earnings. These adverse effects on our earnings and results of operations may have a negative impact on the value of the Company’s stock. Acquiring banks, bank branches or other businesses involves risks commonly associated with acquisitions, including:

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

•	While the Highlands and LegacyTexas Group, Inc. acquisitions enhanced our rate of growth, we may not be able to continue to sustain our past rate of growth or to grow at all in the future.
Our securities portfolio may be negatively impacted by fluctuations in market value and interest rates.
Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, lower market prices for securities and limited investor demand. Our securities portfolio is evaluated for other-than-temporary impairment. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. Changes in interest rates can also have an adverse effect on our financial condition, as our available for sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our shareholders' equity by the amount of change in the estimated fair value of the available for sale securities, net of taxes. There can be no assurance that declines in the market value of our securities portfolio will not result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.
The value of our goodwill and other intangible assets may decline.
Goodwill and other intangible assets are subject to a decline, perhaps even significantly, for several reasons including if there is a significant decline in our expected future cash flows, change in the business environment, or a material and sustained decline in the market value of our stock, which may require us to take future charges related to the impairment of that goodwill and other intangible assets in the future, which could have a material adverse effect on our financial condition and results of our operations.

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
Our shareholders are only entitled to receive Board declared dividends out of funds legally available for such payments. Although we have historically declared cash dividends, we are not required to do so and may reduce or eliminate future dividends. This could adversely affect the market price of our stock. Also, we are a bank holding company, and our ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the FRB regarding capital adequacy and dividends. These guidelines relate to the ability of our wholly owned bank subsidiary to pay dividends or make other capital distributions to the Company.  The ability of a subsidiary bank to pay dividends or make other capital distributions depends on its earnings and capital levels and may be limited by their regulator's directives or orders. In our case, our banking subsidiary generally must obtain regulatory approval of a dividend if the total dividends declared by the Bank during the current year, including any proposed dividend, exceeds its net income for the current year and retained net income for the prior two years. Our banking subsidiary's net income for the two years ended December 31, 2016 totaled $176.7 million and the amount paid to the Company during that two year period totaled $139.7 million, which included a payment to the Company in the amount of $115.2 million in January 2015 to cover the cash portion of the merger consideration paid to shareholders of LegacyTexas Group, Inc. See “How We Are Regulated - Limitations on Dividends and Other Capital Distributions” under Item 1 and Note 16 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.
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

At December 31, 2016, our executive offices were located at 5851 Legacy Circle, Suite 1200, Plano, Texas. In addition to our executive offices, at December 31, 2016, we had three administrative offices, 45 full-service branches, one commercial loan production office located in Houston, Texas and a Warehouse Purchase Program office located in Littleton, Colorado. We lease the space in which our executive offices are located and own the majority of the space in which our other administrative offices are located. At December 31, 2016, we owned 25 of our branches, and leased the remaining facilities. The majority of our branches are located in the Dallas/ Fort Worth Metroplex in Texas, and include the cities of Addison, Allen, Carrollton, Coppell, Dallas, Plano, Euless, Flower Mound, Fort Worth, Frisco, Garland, Grand Prairie, Grapevine, McKinney, Richardson, Weatherford and Wylie. We also own two First National Bank of Jacksboro locations in Jack and Wise Counties in Texas. The net book value of our investment in premises, equipment and leaseholds, excluding computer equipment, was approximately $69.3 million at December 31, 2016. We believe that our current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.
At December 31, 2016, we utilized IBM and Jack Henry Silverlake in-house data processing systems. The net book value of all of our data processing and computer equipment at December 31, 2016, was $4.9 million.
For more information about our premises and equipment, please see Note 8 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

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
Our common stock is listed on the NASDAQ Global Select Market under the symbol “LTXB”. There were 1,699 holders of record of our common stock as of February 7, 2017.

The following table presents quarterly market high and low closing sales price information and cash dividends per share declared for our common stock for the two years ended December 31, 2016.

	Market Price Range		Dividends
	High	Low	Declared
2016
Quarter ended March 31, 2016	$24.26	$17.01	$0.14
Quarter ended June 30, 2016	28.27	17.94	0.14
Quarter ended September 30, 2016	31.90	25.81	0.15
Quarter ended December 31, 2016	43.81	31.59	0.15
2015
Quarter ended March 31, 2015	$25.09	$19.82	$0.13
Quarter ended June 30, 2015	30.86	22.67	0.13
Quarter ended September 30, 2015	31.32	26.11	0.14
Quarter ended December 31, 2015	31.97	24.59	0.14
The timing and amount of cash dividends paid depends on our earnings, capital requirements, financial condition and other relevant factors. The primary source for dividends paid to shareholders are dividends or capital distributions paid to the Company from the Bank, our wholly owned subsidiary, as well as $125.0 million of fixed-to-floating rate subordinated notes issued by the Company. There are regulatory restrictions on the ability of the Bank to pay dividends. See “How We Are Regulated — Limitations on Dividends and Other Capital Distributions” under Item 1 of this report and Note 16 of Notes to Consolidated Financial Statements contained in Item 8 of this report.
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
On March 1, 2016, the Company announced the resumption of the above mentioned stock repurchase program and again entered into a new 10b5-1 plan with Sandler O’Neill & Partners, LP. No shares of Company stock were repurchased under this program in 2016, and 1,537,121 shares remain available for future repurchases under the program.

Equity Compensation Plans
Set forth below is information, at December 31, 2016, regarding the Company's equity compensation plans, both of which were approved by the Company's shareholders.

	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price	Number of Securities Remaining Available for Issuance under Plans[1]
2007 Equity Incentive Plan	1,021,877	$20.35	115,190
2012 Equity Incentive Plan	986,203	27.20	762,181
Total	2,008,080	$23.71	877,371
[1] Includes 6,389 shares under the 2007 Equity Incentive Plan and 57,620 shares under the 2012 Equity Incentive Plan that may be awarded as restricted stock.
Shareholder Return Performance Graph Presentation
The line graph below compares the cumulative total shareholder return on the Company’s common stock to the cumulative total return of a broad index of the NASDAQ Stock Market and a regional banking index (Morningstar Banks - Regional - US) for the period December 31, 2011 through December 31, 2016.
Historical stock price performance is not necessarily indicative of future stock price performance.

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
LegacyTexas Financial Group, Inc.	$100.00	$164.49	$218.97	$193.85	$207.53	$365.33
NASDAQ Composite-Total Returns	100.00	117.45	164.57	188.84	201.98	219.89
Morningstar Banks - Regional - US	100.00	118.79	164.82	177.71	186.29	252.37

Item 6.	Selected Financial Data
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

	At and For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$8,362,255	$7,691,940	$4,164,114	$3,525,232	$3,663,058
Warehouse Purchase Program loans	1,055,341	1,043,719	786,416	673,470	1,060,720
Loans receivable, excluding Warehouse Purchase Program loans, net	5,998,596	5,017,554	2,605,204	2,029,277	1,673,204
Loans held for sale	21,279	22,535	—	—	—
Securities available for sale, at fair value	354,515	311,708	199,699	248,012	287,034
Securities held to maturity, at amortized cost	210,387	240,433	241,920	294,583	360,554
FHLB stock and other restricted securities, at cost	43,266	63,075	44,084	34,883	45,025
Bank-owned life insurance	56,477	55,231	36,193	35,565	34,916
Deposits	6,365,476	5,226,711	2,657,809	2,264,639	2,177,806
Borrowings	1,054,405	1,608,165	887,907	664,096	917,208
Shareholders' equity	885,365	804,076	568,223	544,460	520,871

Selected Operations Data:
Total interest income	$317,352	$262,692	$149,647	$137,089	$137,992
Total interest expense	35,083	21,615	16,640	18,869	22,169
Net interest income	282,269	241,077	133,007	118,220	115,823
Provision for credit losses	26,900	25,465	6,721	3,199	3,139
Net interest income after provision for credit losses	255,369	215,612	126,286	115,021	112,684
Service charges and other fees	36,690	30,936	19,382	18,715	20,091
Net gain on sale of mortgage loans	8,225	8,036	—	—	5,436
Net gain (loss) on securities transactions	56	203	—	(177)	1,014
Other non-interest income	6,960	5,640	1,361	3,295	3,015
Total non-interest income	51,931	44,815	20,743	21,833	29,556
Total non-interest expense	156,377	151,555	98,092	88,877	87,690
Income before income tax expense	150,923	108,872	48,937	47,977	54,550
Income tax expense	53,102	37,956	17,659	16,289	19,309
Net income	$97,821	$70,916	$31,278	$31,688	$35,241

	At and For the Years Ended December 31,
	2016	2015	2014	2013	2012
Selected Financial Ratios and Other Data (Unaudited):
Performance Ratios:
Return on assets (ratio of net income to average total assets)	1.24%	1.10%	0.85%	0.94%	1.04%
Return on equity (ratio of net income to average equity)	11.52	9.12	5.60	5.92	7.23
Interest rate spread:
Average during period	3.65	3.88	3.63	3.51	3.43
End of period	3.43	3.24	3.21	3.36	3.18
Net interest margin	3.79	4.00	3.78	3.71	3.61
Non-interest income to operating revenue	14.06	14.57	12.17	13.74	17.64
Operating expense to average total assets	1.98	2.35	2.65	2.64	2.59
Average interest-earning assets to average interest-bearing liabilities	130.42	133.36	133.50	133.61	126.13
Dividend payout ratio [1]	28.29	36.31	61.34	40.33	43.84
Asset Quality Ratios:
Non-performing assets to total assets at end of period	1.46	0.58	0.58	0.64	0.79
Non-performing loans to total loans held for investment, excluding Warehouse Purchase Program loans	1.84	0.75	0.89	1.08	1.61
Non-performing loans to total loans held for investment	1.56	0.63	0.69	0.81	0.99
Allowance for loan losses to non-performing loans	57.97	123.23	108.69	87.50	66.36
Allowance for loan losses to total loans held for investment, excluding Warehouse Purchase Program loans	1.06	0.93	0.97	0.94	1.07
Allowance for loan losses to total loans held for investment	0.91	0.77	0.75	0.71	0.66
Capital Ratios:
Equity to total assets at end of period	10.59	10.45	13.65	15.44	14.22
Average equity to average assets	10.77	12.07	15.10	15.88	14.40
Other Data:
Number of branches	45	47	31	31	31
Number of loan production offices	1	1	1	1	1
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
Special Note Regarding Forward-Looking Statements

This document and other filings by the Company with the Securities and Exchange Commission (the “SEC”), as well as press releases or other public or stockholder communications released by the Company, may contain forward-looking statements, including, but not limited to, (i) statements regarding our financial condition, results of operations and business, (ii) statements about our plans, objectives, expectations and intentions and other statements that are not historical facts and (iii) other statements identified by the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intends" or similar expressions that are intended to identify "forward-looking statements", within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current beliefs and expectations of the Company’s management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: the expected cost savings, synergies and other financial benefits from acquisition or disposition transactions might not be realized within the expected time frames or at all and costs or difficulties relating to integration matters might be greater than expected; changes in economic conditions; fluctuations in interest rates; the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; our ability to access cost-effective funding; fluctuations in real estate values and both residential and commercial real estate market conditions; demand for loans and deposits in our market area; fluctuations in the price of oil, natural gas and other commodities; competition; changes in management's business strategies; our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we have acquired or may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; results of examinations of us by the FRB and our bank subsidiary by the TDOB or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including the revenue impact from, and any mitigation actions taken in response, to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”); changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and the other risks set forth under Risk Factors under Item 1A. of this Form 10-K.

The factors listed above could materially affect our financial performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

We do not undertake - and specifically decline any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. When considering forward-looking statements, you should keep in mind these risks and uncertainties. You should not place undue reliance on any forward-looking statement, which speaks only as of the date made. You should refer to our periodic and current reports filed with the SEC for specific risks that could cause actual results to be significantly different from those expressed or implied by any forward-looking statements.
General
Our principal business consists of attracting retail deposits from the general public and the business community and investing those funds, along with borrowed funds, in commercial real estate loans, secured and unsecured commercial and industrial loans, as well as permanent loans secured by first and second mortgages on one-to-four family residences and consumer loans. Additionally, the Warehouse Purchase Program allows mortgage banking company customers to close one-to- four family real estate loans in their own name and manage its cash flow needs until the loans are sold to investors. We also offer title services and brokerage services for the purchase and sale of non-deposit investment and insurance products through a third party brokerage arrangement. Our operating revenues are derived principally from interest earned on interest-earning assets, including loans and investment securities and service charges and fees on deposits and other account services. Our primary sources of funds are deposits, FHLB advances and other borrowings, and payments received on loans and securities. We offer a variety of deposit accounts that provide a wide range of interest rates and terms, generally including savings, money market, certificate of deposit and demand accounts. Our principal objective is to be an independent, commercially-oriented, customer-focused financial services company, providing outstanding service and innovative products in our primary market area of North Texas.
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
Allowance for Loan Loss. The allowance for loan losses and related provision expense are susceptible to change if the credit quality of our loan portfolio changes, which is evidenced by many factors, including but not limited to charge-offs and non-performing loan trends. Generally, consumer real estate lending has a lower risk profile compared to other consumer lending (such as automobile loans). Commercial real estate and commercial and industrial lending, however, can have higher risk profiles than consumer loans due to these loans being larger in amount and more susceptible to fluctuations in industry, market and economic conditions. Additionally, the Company has increased qualitative reserve factors on energy loans due to the impact of continued pressure on the price of oil and gas, which has led to a sustained increase in economic and regulatory uncertainty surrounding energy loans. While management uses available information to recognize losses on loans, changes in economic conditions, the mix and size of the loan portfolio and individual borrower conditions can dramatically impact our level of allowance for loan losses in relatively short periods of time. Management believes that the allowance for loan losses is maintained at a level that represents coverage of our best estimate of credit losses in the loan portfolio as of December 31, 2016.
Management evaluates current information and events regarding a borrower's ability to repay its obligations and considers a loan to be impaired when the ultimate collectability of amounts due, according to the contractual terms of the loan agreement, is in doubt. If an impaired loan is collateral-dependent, the fair value of the collateral, less the estimated cost to sell, is used to determine the amount of impairment. If an impaired loan is not collateral-dependent, the impairment amount is determined using the negative difference, if any, between the estimated discounted cash flows and the loan amount due. For impaired loans, the amount of the impairment can be adjusted, based on current data, until such time as the actual basis is established by acquisition of the collateral or until the basis is collected. Impairment losses are reflected in the allowance for loan losses through a charge to the provision for credit losses. Subsequent recoveries are credited to the allowance for loan losses. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied first to principal.
Business Strategy
Our principal objective is to be an independent, commercially-oriented, customer-focused financial services company, providing outstanding service and innovative products in our primary market area of North Texas. Our Board of Directors adopted a strategy designed to maintain growth and profitability, a strong capital position and sound asset quality. Please see "Business Strategies" contained in Item 1 of this report for more information.
Comparison of Financial Condition at December 31, 2016 and December 31, 2015
General. Total assets increased by $670.3 million, or 8.7%, to $8.36 billion at December 31, 2016, from $7.69 billion at December 31, 2015, primarily due to a $1.01 billion increase in gross loans held for investment, including Warehouse Purchase Program loans. The increase in total assets due to loan portfolio growth was partially offset by a $326.4 million decline in cash and cash equivalents, which was primarily due to two large deposits totaling $196.4 million that were made on the last day of 2015, with $131.9 million of these deposits withdrawn during the 2016 period.
Loans. Gross loans held for investment, including Warehouse Purchase Program loans, increased by $1.01 billion, or 16.5%, to $7.12 billion at December 31, 2016, from $6.11 billion at December 31, 2015, while one-to-four family mortgage loans held for sale decreased $1.3 million, or 5.6%, to $21.3 million at December 31, 2016, from $22.5 million at December 31, 2015.

	December 31, 2016	December 31, 2015	Dollar Change	Percent Change
	(Dollars in thousands)
Commercial real estate	$2,670,455	$2,177,543	$492,912	22.6%
Commercial and industrial	1,971,160	1,612,669	358,491	22.2
Construction and land	294,894	269,708	25,186	9.3
Consumer real estate	1,074,923	936,757	138,166	14.7
Other consumer	53,991	69,830	(15,839)	(22.7)
Gross loans held for investment, excluding Warehouse Purchase Program loans	6,065,423	5,066,507	998,916	19.7
Warehouse Purchase Program loans	1,055,341	1,043,719	11,622	1.1
Gross loans held for investment	7,120,764	6,110,226	1,010,538	16.5
Loans held for sale	21,279	22,535	(1,256)	(5.6)
Gross loans	$7,142,043	$6,132,761	$1,009,282	16.5%
Gross loans held for investment at December 31, 2016, excluding Warehouse Purchase Program loans, grew $998.9 million, or 19.7%, from December 31, 2015, which included growth in all loan portfolios with the exception of a $15.8 million decline in other consumer loans. Commercial real estate and commercial and industrial loans at December 31, 2016 increased by $492.9 million and $358.5 million, respectively, from December 31, 2015. Consumer real estate and construction and land loans at December 31, 2016 increased by $138.2 million and $25.2 million, respectively, from December 31, 2015.

Reserve-based energy loans, which are reported as commercial and industrial loans, totaled $527.2 million at December 31, 2016, up $67.4 million from $459.8 million at December 31, 2015. Substantially all of the reserve-based energy loans are secured by deeds of trust on properties containing proven oil and natural gas reserves. Due to the sensitivity of the energy portfolio to downward movements in oil prices, the Bank has seen migration in the portfolio into criticized classifications during the past year. See "Allowance for Loan Losses" for more information.

At December 31, 2016, our reserve-based energy portfolio (reported above at $527.2 million) was secured by collateral that consisted of 50% natural gas reserves and 50% crude oil reserves. We encourage, and in some cases even require, borrowers to utilize commodity hedges, in order to stabilize cash flows during volatile commodity price environments.  Hedges are used to guard against falling prices, and the goal is that the duration of the hedge will last long enough for prices to come back from any significant decline.  Hedges will typically include minimum and maximum allowed percentage of production, a minimum and maximum allowed term, and a minimum price.

In addition to the reserve-based energy loans, the Bank has loans categorized as "Midstream and Other," which are typically related to the transmission of oil and natural gas and would only be indirectly impacted from declining commodity prices. At December 31, 2016, "Midstream and Other" loans had a total outstanding balance of $39.0 million, down $25.6 million from $64.6 million at December 31, 2015. Also, at December 31, 2016, we had four relationships in the commercial and industrial loan portfolio (aside from the reserve-based and midstream loans discussed above) that are involved in the energy exploration sector providing front-end service to companies who drill oil and gas wells and whose business could be impacted by the dramatic reduction in drilling activity as a result of the severe drop in the price of oil and gas.  These relationships totaled $2.4 million at December 31, 2016.

Warehouse Purchase Program loans increased by $11.6 million, or 1.1%, to $1.06 billion at December 31, 2016 from $1.04 billion at December 31, 2015. Although not bound by any legally binding commitment, when a purchase decision is made, the Bank purchases a 100% participation interest in the loans originated by our mortgage banking company customers. The mortgage banking company closes mortgage loans consistent with underwriting standards established by approved investors and, once all pertinent documents are received, the participation interest is delivered by the Bank to the investor selected by the originator and approved by us. Loans funded by the Warehouse Purchase Program during the fourth quarter of 2016 consisted of 49% conforming, 41% government loans and 10% of other loan types, including Jumbo loans.
Allowance for Loan Losses. The allowance for loan losses is maintained to cover losses that are estimated in accordance with US GAAP. It is our estimate of credit losses in our loan portfolio at each balance sheet date. Our methodology for analyzing the allowance for loan losses consists of general and specific components. For more information about the calculation of our allowance for loan losses, please see "Business-Allowance for Loan Losses" contained in Item I and Notes 1 and 5 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

Our non-performing loans, which consist of nonaccrual loans, include both smaller balance homogeneous loans that are collectively evaluated for impairment and larger individually classified impaired loans. Loans are placed on nonaccrual status when the collection of principal and/or interest becomes doubtful or other factors involving the loan warrant placing the loan on nonaccrual status.
At December 31, 2016, we had $12.2 million of loans classified as TDRs, of which $454,000 were accruing interest and $11.7 million were classified as nonaccrual. For more information about the Company's TDRs, please see "Business -Non-performing Assets" contained in Item I and Notes 1 and 5 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.
Non-performing loans to total loans held for investment, excluding Warehouse Purchase Program loans, was 1.84% at December 31, 2016 compared to 0.75% at December 31, 2015. Including Warehouse Purchase Program loans, non-performing loans to total loans held for investment was 1.56% at December 31, 2016 compared to 0.63% at December 31, 2015. Non-performing loans increased by $73.2 million to $111.4 million at December 31, 2016 from $38.2 million at December 31, 2015. This increase was primarily driven by a $55.5 million increase in non-performing energy loans, with downgrades resulting from collateral value declines and deteriorating financial conditions. We set aside $2.6 million at December 31, 2016 on these non-performing energy loans based on recent collateral valuations.
The below table shows criticized energy loans, based on our internal ratings, at December 31, 2016, September 30, 2016 and December 31, 2015.

	December 31, 2016	September 30, 2016	Linked-Quarter Change	December 31, 2015	Year-over-Year Change
	(Dollars in thousands)
Special Mention (all performing)	$141,794	$125,807	$15,987	$68,348	$73,446
Substandard (performing)	—	76,786	(76,786)	38,712	(38,712)
Substandard (non-performing)	67,576	22,033	45,543	12,110	55,466
	$209,370	$224,626	$(15,256)	$119,170	$90,200

Excluding the increase in non-performing energy loans from December 31, 2015, commercial and industrial non-performing loans included a $12.1 million relationship with a borrower who owns and operates hospitals in Texas that was placed on non-accrual status in the fourth quarter of 2016. Additionally, non-performing loans at December 31, 2016 included an $11.4 million increase in construction and land non-performing loans due to one relationship with a residential home builder. Both relationships were placed on non-accrual due to diminished operating performance, and no specific reserve was set aside on either of these relationships at December 31, 2016. These increases in non-performing loans were partially offset by a $6.2 million decrease in commercial real estate non-performing loans due to a non-performing commercial real estate property secured by a medical facility that was transferred into foreclosed assets in the 2016 period.
Our allowance for loan losses was $64.6 million at December 31, 2016 compared to $47.1 million at December 31, 2015, or 0.91% of total loans held for investment (including Warehouse Purchase Program loans) at December 31, 2016 compared to 0.77% at December 31, 2015. Our allowance for loan losses to non-performing loans was 57.97% at December 31, 2016 compared to 123.23% at December 31, 2015. The increase in the allowance for loan losses from December 31, 2015 was primarily related to energy loans, as well as increased loan production in the 2016 period. In the fourth quarter of 2015, we increased qualitative reserve factors applied to the energy loan portfolio due to the impact of pressure on the price of oil, and have continued to apply elevated reserve amounts to the energy portfolio through 2016 due to sustained economic and regulatory uncertainty surrounding energy loans. The allowance for loan losses allocated to energy loans at December 31, 2016 totaled $19.2 million, up $7.2 million from $12.0 million at December 31, 2015. In addition to the $2.6 million in specific reserves on non-performing energy relationships, these reserve amounts continue to reflect elevated qualitative factors compared to 2015. Since the inception of our Energy Finance Group, we have maintained a number of risk mitigation techniques, including sound underwriting (reasonable advance rates based on number and diversification of wells), sound policy (requiring hedges on production sales) and conservative collateral valuations (frequent borrowing base determinations at prices below NYMEX posted rates).  All borrowing base valuations are performed by experienced and nationally recognized third party firms intimately familiar with the properties and their production history. We believe that the level of loan loss reserves for energy loans as of December 31, 2016 is sufficient to cover estimated credit losses in the portfolio based on currently available information; however, future sustained declines in oil pricing could lead to further risk rating downgrades, additional loan loss reserves or losses.

Due to the expansion of our lending business, as well as recent increased diversification of the types of off-balance sheet commitments offered by us, management established an allowance for credit losses on off-balance sheet lending-related commitments during the 2016 period. $1.5 million of the provision for credit loss for the year ended December 31, 2016 funded this allowance. This allowance for off-balance sheet credit loss is included in "other liabilities" on the consolidated balance sheets.
   Securities. Our securities portfolio increased by $12.8 million, or 2.3%, to $564.9 million at December 31, 2016, from $552.1 million at December 31, 2015. During the year ended December 31, 2016, paydowns, calls and maturities of securities totaling $2.32 billion were primarily offset by purchases totaling $2.35 billion. The majority of these purchases were completed for tax strategy purposes. $7.7 million in securities were sold during the year ended December 31, 2016, for a net gain of $56,000.
Deposits. Total deposits increased by $1.14 billion, or 21.8%, to $6.37 billion at December 31, 2016, from $5.23 billion at December 31, 2015.

	December 31, 2016	December 31, 2015	Dollar Change	Percent Change
	(Dollars in thousands)
Non-interest-bearing demand	$1,383,951	$1,170,272	$213,679	18.3%
Interest-bearing demand	903,314	819,350	83,964	10.2
Savings and money market	2,710,307	2,209,698	500,609	22.7
Time	1,367,904	1,027,391	340,513	33.1
Total deposits	$6,365,476	$5,226,711	$1,138,765	21.8%
Savings and money market and time deposits at December 31, 2016 increased by $500.6 million and $340.5 million, respectively, from December 31, 2015. Non-interest-bearing demand deposits increased by $213.7 million from December 31, 2015, while interest-bearing demand deposits increased by $84.0 million for the same period.
Borrowings. FHLB advances decreased $606.2 million, or 42.1%, to $833.7 million at December 31, 2016 from $1.44 billion at December 31, 2015. The outstanding balance of FHLB advances decreased primarily due to paydowns during 2016 on excess FHLB advances. At December 31, 2016, the Company was eligible to borrow an additional $1.82 billion from the FHLB.
The below table shows FHLB advances by maturity and weighted average rate at December 31, 2016:

	Balance	Weighted Average Rate
	(Dollars in thousands)
Less than 90 days	$3,495	4.53%
90 days to less than one year	612,051	0.65
One to three years	215,068	0.76
After three to five years	1,787	5.50
After five years	1,308	5.49
	833,709	0.71%
Restructuring prepayment penalty	(27)
Total	$833,682
Additionally, we have eight available federal funds lines of credit with other financial institutions totaling $255.0 million and was eligible to borrow $46.7 million from the FRB discount window. In addition to FHLB advances, at December 31, 2016, we had a $25.0 million outstanding structured repurchase agreement with Credit Suisse, as well as $61.7 million in overnight repurchase agreements with depositors. Also, at December 31, 2016, subordinated debt totaled $134.0 million, which included $122.3 million of fixed-to-floating rate subordinated notes, as well as $11.7 million of trust preferred securities that were acquired through the merger with LegacyTexas Group, Inc. (reported net of purchase accounting fair value adjustments and debt issuance costs). Please see Note 11 of the Notes to Consolidated Financial Statements contained in Item 8 of this report for more information about borrowed funds.

Shareholders’ Equity. Total shareholders' equity increased by $81.3 million, or 10.1%, to $885.4 million at December 31, 2016, from $804.1 million at December 31, 2015.

	December 31, 2016	December 31, 2015	Dollar Change	Percent Change
	(Dollars in thousands)
Common stock	$479	$476	$3	0.6%
Additional paid-in capital	589,408	576,753	12,655	2.2
Retained earnings	310,641	240,496	70,145	29.2
Accumulated other comprehensive income (loss), net	(2,713)	(133)	(2,580)	N/M [1]
Unearned ESOP shares	(12,450)	(13,516)	1,066	(7.9)
Total shareholders’ equity	$885,365	$804,076	$81,289	10.1%
1 N/M - not meaningful
The increase in shareholders' equity at December 31, 2016, compared to December 31, 2015, was primarily due to net income of $97.8 million recognized during the year ended December 31, 2016, which was partially offset by the payment of quarterly dividends totaling $0.58 per common share, or $27.7 million, during the year ended December 31, 2016.

Comparison of Results of Operation for the Years Ended December 31, 2016, 2015, and 2014
General. Net income for the year ended December 31, 2016 was $97.8 million, an increase of $26.9 million, or 37.9%, from net income of $70.9 million for the year ended December 31, 2015. The increase in net income was driven by a $41.2 million increase in net interest income and an increase in non-interest income of $7.1 million, which was partially offset by a $1.4 million increase in the provision for credit losses and a $4.8 million increase in non-interest expense. Basic earnings per share for the year ended December 31, 2016 was $2.11, an increase of $0.57 from $1.54 for the year ended December 31, 2015. Diluted earnings per share for the year ended December 31, 2016 was $2.09, an increase of $0.56 from $1.53 for the year ended December 31, 2015.
Net income for the year ended December 31, 2015 increased by $39.6 million, or 126.7%, from net income of $31.3 million for the year ended December 31, 2014. The increase in net income for the year ended December 31, 2015 compared to the 2014 period was driven by a $108.1 million increase in net interest income and a $24.1 million increase in non-interest income, which was partially offset by a $53.5 million increase in non-interest expense and an $18.7 million increase in the provision for credit losses. Basic and diluted earnings per share for the year ended December 31, 2014 were $0.82 and $0.81 respectively.
Interest Income. Interest income increased by $54.7 million, or 20.8%, to $317.4 million for the year ended December 31, 2016, from $262.7 million for the year ended December 31, 2015. For the year ended December 31, 2015, interest income increased by $113.0 million, or 75.5%, from $149.6 million for the year ended December 31, 2014.

	Years Ended December 31,			Change
	2016	2015	2014	2016 versus 2015		2015 versus 2014
(Dollars in thousands)				Dollar	Percent	Dollar	Percent
Interest and dividend income
Loans, including fees	$301,542	$248,665	$137,255	$52,877	21.3%	$111,410	81.2%
Securities	12,306	12,302	11,600	4	—	702	6.1
Interest-bearing deposits in other financial institutions	1,878	631	249	1,247	197.6	382	153.4
FHLB and FRB stock and other	1,626	1,094	543	532	48.6	551	101.5
	$317,352	$262,692	$149,647	$54,660	20.8%	$113,045	75.5%

The increase in interest income for the year ended December 31, 2016 compared to the 2015 period was primarily due to a $52.9 million, or 21.3%, increase in interest income on loans, which was driven by increased volume in all loan categories with the exception of other consumer loans. The average balance of commercial real estate loans increased by $508.6 million to $2.45 billion from the year ended December 31, 2015, resulting in a $23.4 million increase in interest income, while the average balance of commercial and industrial loans increased by $406.1 million to $1.71 billion from the year ended December 31, 2015, resulting in a $16.4 million increase in interest income. The average balance of consumer real estate loans increased by $179.3 million to $1.02 billion from the year ended December 31, 2015, resulting in a $6.9 million increase in interest income, while the average balance of construction and land loans increased by $43.2 million to $282.1 million from the year ended December 31, 2015, resulting in a $1.2 million increase in interest income. The average balance of Warehouse Purchase Program loans increased by $196.6 million to $1.00 billion from the year ended December 31, 2015, which resulted in a $6.1 million increase in interest income. Interest income on loans for the year ended December 31, 2016 included $4.6 million in accretion of purchase accounting fair value adjustments on acquired loans. The average yield earned on all loan portfolios for the year ended December 31, 2016 declined compared to 2015, with the exception of other consumer loans, which increased by 15 basis points. The average yield earned on loans for the year ended December 31, 2016 was 4.65%, down 14 basis points from 4.79% for the year ended December 31, 2015.

The increase in interest income for the year ended December 31, 2015 compared to the 2014 period, was primarily due to a $111.4 million, or 81.2%, increase in interest income on loans, which was driven by increased volume in all loan categories resulting from the merger with LegacyTexas Group, Inc. on January 1, 2015, as well as organic growth since December 31, 2014. The average balance of commercial real estate loans increased by $778.3 million to $1.94 billion from the year ended December 31, 2014, resulting in a $38.4 million increase in interest income. The $778.3 million in growth included $551.0 million in commercial real estate loans acquired through the merger with LegacyTexas Group, Inc. The average balance of commercial and industrial loans increased by $694.1 million to $1.31 billion from the year ended December 31, 2014, resulting in a $34.6 million increase in interest income, which included a $923,000 interest recovery recognized on the resolution of an impaired loan. The $694.1 million in growth included $337.1 million in commercial and industrial loans acquired through the merger with LegacyTexas Group, Inc. The average balance of consumer real estate loans increased by $349.6 million to $836.0 million from the year ended December 31, 2014, resulting in a $16.8 million increase in interest income. The $349.6 million in growth included $264.0 million in consumer real estate loans acquired through the merger with LegacyTexas Group, Inc. The average balance of construction and land loans increased by $217.4 million to $238.9 million from the year ended December 31, 2014, resulting in a $12.4 million increase in interest income. The $217.4 million in growth included $198.3 million in construction and land loans acquired through the merger with LegacyTexas Group, Inc. The average balance of Warehouse Purchase Program loans increased by $236.6 million to $808.2 million from the year ended December 31, 2014, which resulted in a $6.7 million increase in interest income. Interest income on loans for the year ended December 31, 2015 included $10.2 million in accretion of purchase accounting fair value adjustments on acquired loans. The average yield earned on all loan portfolios for the year ended December 31, 2015 declined compared to 2014, with the exception of commercial and industrial loans, which increased by 39 basis points. The average yield earned on loans for the year ended December 31, 2015 was 4.79%, up two basis points from 4.77% for the year ended December 31, 2014.
Interest Expense. Interest expense increased by $13.5 million, or 62.3%, to $35.1 million for the year ended December 31, 2016, from $21.6 million for the year ended December 31, 2015. For the year ended December 31, 2015, interest expense increased by $5.0 million, or 29.9%, from $16.6 million for the year ended December 31, 2014.

	Years Ended December 31,			Change
	2016	2015	2014	2016 versus 2015		2015 versus 2014
(Dollars in thousands)				Dollar	Percent	Dollar	Percent
Interest expense
Deposits	$21,034	$13,127	$8,212	$7,907	60.2%	$4,915	59.9%
FHLB advances	7,167	6,552	7,610	615	9.4	(1,058)	(13.9)
Repurchase agreement and other borrowings	6,882	1,936	818	4,946	255.5	1,118	136.7
	$35,083	$21,615	$16,640	$13,468	62.3%	$4,975	29.9%

The increase in interest expense for the year ended December 31, 2016 compared to the 2015 period was primarily due to increased volume in all deposit categories, as well as higher average rates paid in the 2016 period on all interest-bearing liabilities. A 12 basis point increase in the average rate and a $474.6 million increase in the average balance to $2.37 billion led to a $3.6 million increase in interest expense on savings and money market accounts for the year ended December 31, 2016 compared to the 2015 period. The average balance of time deposits increased by $368.5 million to $1.25 billion for the year ended December 31, 2016, while the average rate paid on time deposits increased by eight basis points, resulting in a $3.6 million increase in interest expense compared to the year ended December 31, 2015. The average balance of interest-bearing demand deposits increased by $82.8 million to $805.1 million for the year ended December 31, 2016, while the average rate paid on interest-bearing demand deposits increased by three basis points, resulting in a $677,000 increase in interest expense compared to the year ended December 31, 2015. A 25 basis point increase in the average rate and a $273.1 million increase in the average balance to $1.29 billion led to a $5.6 million increase in interest expense on borrowings for the year ended December 31, 2016 compared to the 2015 period.

The increase in interest expense for the year ended December 31, 2015 compared to the 2014 period was primarily due to increased volume in all deposit categories resulting from deposits acquired through the merger with LegacyTexas Group, Inc. on January 1, 2015, as well as organic growth since December 31, 2014. An $858.0 million increase in the average balance of savings and money market deposits to $1.90 billion from the year ended December 31, 2014 was partially offset by an 11 basis point reduction in the average rate, resulting in a $500,000 increase in interest expense. The $858.0 million in growth included $534.6 million in savings and money market deposits acquired through the merger with LegacyTexas Group, Inc. The average balance of time deposits increased by $381.4 million to $882.2 million from the year ended December 31, 2014, resulting in a $2.8 million increase in interest expense. The $381.4 million in growth included $336.8 million in time deposits acquired through the merger with LegacyTexas Group, Inc. The average balance of interest-bearing demand deposits increased by $261.1 million to $722.2 million from the year ended December 31, 2014, resulting in a $1.6 million increase in interest expense. The $261.1 million in growth included $258.7 million in interest-bearing demand deposits acquired through the merger with LegacyTexas Group, Inc. The average balance of borrowings increased by $380.6 million compared to the 2014 period, which was partially offset by a 49 basis point decline in the average rate paid on borrowings, resulting in interest expense increasing by $60,000 from the year ended December 31, 2014.

Net Interest Income. Net interest income increased by $41.2 million, or 17.1%, to $282.3 million for the year ended December 31, 2016 from $241.1 million for the year ended December 31, 2015. The net interest margin decreased by 21 basis points to 3.79% for the year ended December 31, 2016 from 4.00% for the 2015 period. The net interest rate spread decreased by 23 basis points to 3.65% for the year ended December 31, 2016 from 3.88% for the 2015 period. The average yield on earning assets for the year ended December 31, 2016 was 4.26%, a ten basis point decrease from the year ended December 31, 2015, which was primarily due to a decrease in acquisition-related accretion income recorded during the 2016 period compared to the 2015 period, as well as lower yields earned on loans in the 2016 period. The average cost of interest-bearing liabilities for the year ended December 31, 2016 was 0.61%, up 13 basis points from the year ended December 31, 2015.
Net interest income increased by $108.1 million, or 81.3%, to $241.1 million for the year ended December 31, 2015 from $133.0 million for the year ended December 31, 2014. The net interest margin increased by 22 basis points to 4.00% for the year ended December 31, 2015 from 3.78% for the 2014 period. The net interest rate spread increased by 25 basis points to 3.88% for the year ended December 31, 2015 from 3.63% for the 2014 period. The average yield on earning assets for the year ended December 31, 2015 was 4.36%, a ten basis point increase from the year ended December 31, 2014, which was primarily due to increased volume in higher-yielding commercial loans, as well as accretion income resulting from the merger with LegacyTexas Group, Inc. The average cost of interest-bearing liabilities for the year ended December 31, 2015 was 0.48%, down 15 basis points from the year ended December 31, 2014.
Provision for Credit Losses. The provision for credit losses was $26.9 million for the year ended December 31, 2016, an increase of $1.4 million from $25.5 million for the year ended December 31, 2015. The increase in the provision for credit losses compared to the 2015 period was primarily related to elevated qualitative reserve factors applied to the energy portfolio due to sustained economic and regulatory uncertainty surrounding energy loans, as well as increased loan production in the 2016 period. Over the past year, risk rating downgrades on energy loans and the balance of non-performing energy loans have increased. The allowance for loan losses allocated to energy loans at December 31, 2016 totaled $19.2 million, up $7.2 million from $12.0 million at December 31, 2015. For more information about the Company's allowance for loan losses, please see "Management's Discussion and Analysis - Comparison of Financial Condition at December 31, 2016 and December 31, 2015 - Allowance for Loan Losses" contained in Item 7 of this report. Provision for credit losses also included a $1.5 million expense recorded to establish a reserve for credit losses on off-balance sheet commitments, which resulted from the expansion of our lending business, as well as recent increased diversification of the types of off-balance sheet commitments offered by the Bank.
The provision for credit losses was $25.5 million for the year ended December 31, 2015, an increase of $18.7 million from $6.7 million for the year ended December 31, 2014. The increase in the provision for credit losses compared to the 2014 period was primarily related to increased qualitative reserve factors applied to the energy portfolio. The Company increased these qualitative factors in the fourth quarter of 2015 due to the impact of continued pressure on the price of oil and gas. In addition to the changes in qualitative factors related to energy lending, the increase in loan loss reserves and provision expense was caused by increased organic loan production, as well as loans acquired through the merger with LegacyTexas Group, Inc. that were re-underwritten following completion of the merger.
Non-interest Income. Non-interest income increased by $7.1 million, or 15.9%, to $51.9 million for the year ended December 31, 2016, from $44.8 million for the year ended December 31, 2015. For the year ended December 31, 2015, non-interest income increased by $24.1 million, or 116.0%, from $20.7 million for the year ended December 31, 2014.

	Years Ended December 31,			Change
	2016	2015	2014	2016 versus 2015		2015 versus 2014
(Dollars in thousands)				Dollar	Percent	Dollar	Percent
Non-interest income
Service charges and other fees	$36,690	$30,936	$19,382	$5,754	18.6%	$11,554	59.6%
Net gain on sale of mortgage loans held for sale	8,225	8,036	—	189	2.4	8,036	100.0
Bank-owned life insurance income	1,744	1,699	628	45	2.6	1,071	170.5
Net gain on securities transactions	56	203	—	(147)	(72.4)	203	100.0
Gain on sale and disposition of assets	3,356	873	658	2,483	284.4	215	32.7
Other	1,860	3,068	75	(1,208)	(39.4)	2,993	N/M [1]
	$51,931	$44,815	$20,743	$7,116	15.9%	$24,072	116.0%
1 N/M - not meaningful

The increase in non-interest income from the year ended December 31, 2015 was primarily due to a $5.8 million increase in service charges and other fees, which included a $3.0 million increase in commercial loan fee income (consisting of syndication, arrangement, non-usage and pre-payment fees), a $1.0 million increase in debit card interchange income, a $695,000 incentive payment received from Mastercard for 2015 transaction performance, a $699,000 increase in title premiums and a $474,000 increase in Warehouse Purchase Program fee income due to increased volume in that loan portfolio. These increases in service charges and other fees compared to the 2015 period were partially offset by a decline of $671,000 in insufficient funds fees. Gain on sale and disposition of assets for the year ended December 31, 2016 included a $3.9 million gain recorded on the sale of two buildings and a $1.2 million gain recorded on the 2016 sale of our insurance subsidiary operations, which were partially offset by a loss of $1.5 million on the 2016 sale of our Federal Housing Administration ("FHA") loan portfolio and a loss of $407,000 recorded in the 2016 period on the sale of a foreclosed property. Other non-interest income declined by $1.2 million compared to the year ended December 31, 2015, primarily due to $1.6 million less income recorded in the 2016 period from insurance activities due to the above-mentioned sale of our insurance subsidiary operations. Partially offsetting this decline in other non-interest income for the year ended December 31, 2016 was $498,000 in swap fee income recorded on interest rate derivative positions with our customers, with only $227,000 in comparable income recognized during the 2015 period.
Non-interest income increased by $24.1 million for the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to an $11.6 million increase in service charges and other fees, which was driven by an $841,000 increase in commercial loan fee income, as well as growth in service charges related to accounts acquired through the merger with LegacyTexas Group, Inc., higher Warehouse Purchase Program fee income due to increased volume in that loan portfolio and the addition of $4.7 million of title income through the acquisition of LegacyTexas Group, Inc.'s title subsidiary. Additionally, we recognized $8.0 million in net gains on the sale of mortgage loans during the year ended December 31, 2015, which includes the gain recognized on $223.3 million of one-to-four family mortgage loans that were sold or committed for sale during the year ended December 31, 2015, fair value changes on mortgage derivatives and mortgage fees collected. Prior to the merger with LegacyTexas Group, Inc., we did not originate for resale or sell mortgage loans to outside investors; therefore, a comparable gain was not recorded in the 2014 period. Other non-interest income for the year ended December 31, 2015 included $2.9 million of insurance income added through the acquisition of LegacyTexas Group, Inc.
Non-interest Expense. Non-interest expense increased by $4.8 million, or 3.2%, to $156.4 million for the year ended December 31, 2016, from $151.6 million for the year ended December 31, 2015. For the year ended December 31, 2015, non-interest expense increased by $53.5 million, or 54.5%, from $98.1 million for the year ended December 31, 2014.

	Years Ended December 31,			Change
	2016	2015	2014	2016 versus 2015		2015 versus 2014
(Dollars in thousands)				Dollar	Percent	Dollar	Percent
Non-interest expense
Salaries and employee benefits	$92,568	$92,527	$55,057	$41	—%	$37,470	68.1%
Merger and acquisition costs	—	1,553	10,291	(1,553)	(100.0)	(8,738)	(84.9)
Advertising	3,861	3,773	1,535	88	2.3	2,238	145.8
Occupancy and equipment	15,007	14,860	7,374	147	1.0	7,486	101.5
Outside professional services	3,872	3,332	2,291	540	16.2	1,041	45.4
Regulatory assessments	4,948	4,260	2,713	688	16.2	1,547	57.0
Data processing	14,974	11,278	6,862	3,696	32.8	4,416	64.4
Office operations	9,901	10,697	6,584	(796)	(7.4)	4,113	62.5
Other	11,246	9,275	5,385	1,971	21.3	3,890	72.2
	$156,377	$151,555	$98,092	$4,822	3.2%	$53,463	54.5%
The increase in non-interest expense from the year ended December 31, 2015 included a $3.7 million increase in data processing expense primarily related to increased expenses for debit card issuance and processing services, as the Bank has converted all debit cards to the Europay, Mastercard and Visa ("EMV") chip technology to reduce future fraud, as well as increased costs compared to the prior year for system upgrades to enhance customer service and increase operating efficiency. Other non-interest expense increased by $2.0 million compared to December 31, 2015, due to an increase in debit card fraud losses in the 2016 period. During 2016, we identified $1.3 million of debit card fraud losses that were directly related to a breach in a franchised restaurant’s point of sale (“POS”) system that had been ongoing since the fall of 2015. The Company has identified all compromised cards related to this breach, and all cards were reissued prior to the end of the third quarter of 2016. Regulatory assessments expense increased by $688,000 during the year ended December 31, 2016 based on increases to our asset size and balance of non-performing loans in the 2016 period (which increases our assessment rate). Outside professional services expense increased by $540,000 during the year ended December 31, 2016 due to increased consulting costs in the 2016 period. Salaries and employee benefits expense for the year ended December 31, 2016 included increases in base salary expense, incentive expense, health care costs, and share-based compensation expense, as the number of full-time equivalent employees increased to 885 at December 31, 2016, from 840 at December 31, 2015. These increases to salaries and employee benefits expense for the year ended December 31, 2016 were partially offset by decreased expense related to the payoff of one of the Company’s ESOP loans at the end of the third quarter of 2016, an increase in deferred salary costs related to loan originations that will be accounted for over the lives of the related loans, and a reduction in salary costs due to the sale of our insurance subsidiary operations in the second quarter of 2016. Non-interest expense for the year ended December 31, 2015 was reduced by $1.6 million in merger and acquisition costs related to the 2015 merger with LegacyTexas Group, Inc.
Non-interest expense increased by $53.5 million for the year ended December 31, 2015, compared to the year ended December 31, 2014. This was driven by a $37.5 million, or 68.1%, increase in salaries and employee benefits expense, primarily due to an increase in full-time equivalent employees to 840 at December 31, 2015, from 517 at December 31, 2014, largely related to the merger with LegacyTexas Group, Inc. Additionally, shortly following the completion of the LegacyTexas Group, Inc. merger, certain senior managers from LegacyTexas Group, Inc. who joined the Company and the Bank received immediately-vested stock awards, which resulted in $590,000 of share-based compensation expense recognized during the year ended December 31, 2015. Compared to the year ended December 31, 2014, occupancy and equipment expense increased by $7.5 million, or 101.5%, and office operations expense increased by $4.1 million, or 62.5%, primarily due to the addition of LegacyTexas Group, Inc.'s facilities. Data processing expense increased by $4.4 million, or 64.4%, from the comparable 2014 period, as the Company added LegacyTexas Group, Inc. into their information technology infrastructure and upgraded various systems to enhance customer service and increase efficiency. The increases in non-interest expense during the year ended December 31, 2015 related to the merger with LegacyTexas Group, Inc. were partially offset by an $8.7 million, or 84.9%, decrease in merger and acquisition costs related to the merger.
Income Tax Expense. For the year ended December 31, 2016, we recognized income tax expense of $53.1 million on our pre-tax income, which was an effective tax rate of 35.2%, compared to income tax expense of $38.0 million for the year ended December 31, 2015, which was an effective tax rate of 34.9%. The increase in the effective tax rate was primarily due to the significant difference between the book and tax basis of LegacyTexas Insurance Services, which was sold in 2016.
During the year ended December 31, 2014, income tax expense totaled $17.7 million, which was an effective tax rate of 36.1%. The decrease in the effective tax rate between the 2015 and the 2014 periods was primarily due to non-deductible costs associated with the merger with LegacyTexas Group, Inc. recognized in the 2014 period, as well as increased amounts of tax-exempt income on municipal securities and bank-owned life insurance in 2015.
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

	Years Ended December 31,
	2016			2015			2014
	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$2,448,730	$124,857	5.10%	$1,940,113	$101,469	5.23%	$1,161,822	$63,061	5.43%
Warehouse Purchase Program	1,004,797	33,094	3.29	808,163	27,041	3.35	571,612	20,334	3.56
Commercial and industrial	1,713,845	76,968	4.49	1,307,743	60,609	4.63	613,691	26,026	4.24
Construction and land	282,087	14,819	5.25	238,904	13,660	5.72	21,501	1,290	6.00
Consumer real estate	1,015,324	47,615	4.69	836,020	40,741	4.87	486,437	23,903	4.91
Other consumer	61,548	3,485	5.66	80,648	4,440	5.51	43,505	2,641	6.07
Loans held for sale	19,991	704	3.52	18,818	705	3.75	—	—	—
Less: deferred fees and allowance for loan loss	(54,593)	—	—	(34,478)	—	—	(22,611)	—	—
Loans receivable [1]	6,491,729	301,542	4.65	5,195,931	248,665	4.79	2,875,957	137,255	4.77
Agency mortgage-backed securities	344,119	6,996	2.03	341,406	6,857	2.01	259,461	5,694	2.19
Agency collateralized mortgage obligations	91,161	2,072	2.27	112,415	2,239	1.99	164,865	3,579	2.17
Investment securities	128,071	3,238	2.53	117,810	3,206	2.72	75,513	2,327	3.08
FHLB and FRB stock and other restricted securities	56,922	1,626	2.86	58,710	1,094	1.86	36,792	543	1.48
Interest-earning deposit accounts	339,325	1,878	0.55	194,301	631	0.32	102,872	249	0.24
Total interest-earning assets	7,451,327	317,352	4.26	6,020,573	262,692	4.36	3,515,460	149,647	4.26
Non-interest-earning assets	430,554			422,425			182,760
Total assets	$7,881,881			$6,442,998			$3,698,220
Interest-bearing liabilities:
Interest-bearing demand	$805,059	3,974	0.49	$722,225	3,297	0.46	$461,090	1,653	0.36
Savings and money market	2,370,366	7,288	0.31	1,895,809	3,644	0.19	1,037,831	3,144	0.30
Time	1,250,667	9,772	0.78	882,196	6,186	0.70	500,755	3,415	0.68
Borrowings	1,287,342	14,049	1.09	1,014,279	8,488	0.84	633,683	8,428	1.33
Total interest-bearing liabilities	5,713,434	35,083	0.61	4,514,509	21,615	0.48	2,633,359	16,640	0.63
Non-interest-bearing demand	1,240,712			1,077,310			440,150
Non-interest-bearing liabilities	78,947			73,771			66,177
Total liabilities	7,033,093			5,665,590			3,139,686
Total shareholders’ equity	848,788			777,408			558,534
Total liabilities and shareholders’ equity	$7,881,881			$6,442,998			$3,698,220
Net interest income and margin		$282,269	3.79%		$241,077	4.00%		$133,007	3.78%
Net interest income and margin (tax-equivalent basis) [2]		$283,338	3.80%		$242,128	4.02%		$133,798	3.81%
Net interest rate spread			3.65%			3.88%			3.63%
Net earning assets	$1,737,893			$1,506,064			$882,101
Average interest-earning assets to average interest-bearing liabilities	130.42%			133.36%			133.50%

[1]	Calculated net of deferred fees, loan discounts, loans in process and allowance for loan losses.
[2]
In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment (a non-GAAP measure) has been computed using a federal income tax rate of 35% for 2016, 2015 and 2014. Tax-exempt investments and loans had an average balance of $106.0 million, $104.8 million and $67.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

	Years Ended December 31,
	2016 versus 2015			2015 versus 2014
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$25,992	$(2,604)	$23,388	$40,784	$(2,376)	$38,408
Warehouse Purchase Program	6,483	(430)	6,053	7,978	(1,271)	6,707
Commercial and industrial	18,291	(1,932)	16,359	31,959	2,624	34,583
Construction and land	2,331	(1,172)	1,159	12,433	(63)	12,370
Consumer real estate	8,458	(1,584)	6,874	17,038	(200)	16,838
Other consumer	(1,078)	123	(955)	2,066	(267)	1,799
Loans held for sale	43	(44)	(1)	705	—	705
Loans receivable	60,520	(7,643)	52,877	112,963	(1,553)	111,410
Agency mortgage-backed securities	55	84	139	1,678	(515)	1,163
Agency collateralized mortgage obligations	(457)	290	(167)	(1,064)	(276)	(1,340)
Investment securities	268	(236)	32	1,177	(298)	879
FHLB and FRB stock and other restricted securities	(34)	566	532	382	169	551
Interest-earning deposit accounts	642	605	1,247	276	106	382
Total interest-earning assets	60,994	(6,334)	54,660	115,412	(2,367)	113,045
Interest-bearing liabilities:
Interest-bearing demand	396	281	677	1,109	535	1,644
Savings and money market	1,073	2,571	3,644	1,940	(1,440)	500
Time	2,816	770	3,586	2,672	99	2,771
Borrowings	2,611	2,950	5,561	3,901	(3,841)	60
Total interest-bearing liabilities	6,896	6,572	13,468	9,622	(4,647)	4,975
Net interest income	$54,098	$(12,906)	$41,192	$105,790	$2,280	$108,070

Liquidity
Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. We rely on a number of different sources in order to meet our potential liquidity demands. The primary sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio.
In addition to the primary sources of funds, management has several secondary sources available to meet potential funding requirements. At December 31, 2016, we had an additional borrowing capacity of $1.82 billion with the FHLB. Also, at December 31, 2016, we had $255.0 million in federal funds lines of credit available with other financial institutions. We may also use the discount window at the FRB as a source of short-term funding. FRB borrowing capacity varies based upon securities pledged to the discount window line. At December 31, 2016, securities pledged had a collateral value of $46.7 million.
At December 31, 2016, we had classified 62.8% of its securities portfolio as available for sale (including pledged securities), providing an additional source of liquidity. Management believes that because active markets exist and our securities portfolio is of high quality, our available for sale securities are marketable. Selling participations in loans we originate, including portions of commercial real estate loans, creates another source of liquidity and allows us to manage borrower concentration risk, as well as interest rate risk.
Liquidity management is both a daily and long-term function of business management. Short-term excess liquidity is generally placed in short-term investments, such as overnight deposits at the FRB and correspondent banks. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities.
Planning for our normal business liquidity needs, both expected and unexpected, is done on a daily and short-term basis through the cash management function. On a longer-term basis it is accomplished through the budget and strategic planning functions, with support from internal asset/liability management software model projections.
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
The Company, which is a separate legal entity from the Bank and must provide for its own liquidity, had liquid assets of $17.0 million on an unconsolidated basis at December 31, 2016. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders, funds paid out for Company stock repurchases, and payments on trust-preferred securities and subordinated debt held at the Company level. The Company has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. See “How We Are Regulated - Limitations on Dividends and Other Capital Distributions” under Item 1 and Note 16 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.
The Bank uses its sources of funds primarily to meet its expenses, pay maturing deposits and fund withdrawals, and to fund loan commitments. Total approved loan commitments (including Warehouse Purchase Program commitments, unused lines of credit and letters of credit) amounted to $2.56 billion and $1.71 billion at December 31, 2016 and 2015, respectively. It is management's policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Bank. Certificates of deposit scheduled to mature in one year or less at December 31, 2016 totaled $992.8 million with a weighted average rate of 0.73%.
During the year ended December 31, 2016, cash and cash equivalents decreased by $326.4 million, or 53.0%, to $289.2 million at December 31, 2016 from $615.6 million at December 31, 2015. The large balance of cash at December 31, 2015 was primarily due to two large deposits totaling $196.4 million that were made on the last day of 2015. Operating activities provided cash of $132.4 million and financing activities provided cash of $560.6 million, which was offset by cash used in investing activities of $1.02 billion. Primary sources of cash for the year ended December 31, 2016 included proceeds from pay-offs of Warehouse Purchase Program loans totaling $19.95 billion, proceeds from FHLB advances of $200.0 million and maturities, prepayments and calls of available for sale securities of $2.28 billion. Primary uses of cash for the year ended

December 31, 2016 included originations of Warehouse Purchase Program loans totaling $19.97 billion, repayments on FHLB advances of $806.2 million, net funding of loans held for investment of $1.01 billion and purchases of available for sale securities of $2.33 billion.
Please see Item 1A (Risk Factors) contained in Part 1 of this Form 10-K for information regarding liquidity risk.
Off-Balance Sheet Arrangements, Contractual Obligations and Commitments
The following table presents our contractual obligations and commitments to make future payments as of December 31, 2016. Commitments to extend credit to our borrowers are shown in aggregate and by payment due dates (not including any interest amounts.) In addition to the commitments below, we had overdraft protection available to the Bank's depositors in the amount of $85.7 million and credit card guarantees outstanding in the amount of $3.3 million at December 31, 2016.

	December 31, 2016
	Less than One Year	One through Three Years	Four through Five Years	After Five Years	Total
	(Dollars in thousands)
Contractual obligations:
Deposits without a stated maturity	$4,997,572	$—	$—	$—	$4,997,572
Certificates of deposit	992,786	285,169	82,447	7,502	1,367,904
FHLB advances [1]	615,546	215,068	1,787	1,308	833,709
Repurchase agreements	61,691	25,000	—	—	86,691
Subordinated debt [1]	—	—	—	140,464	140,464
Private equity fund for Community Reinvestment Act purposes	2,080	—	—	—	2,080
Operating leases (premises)	6,218	10,425	8,662	20,572	45,877
Total contractual obligations	$6,675,893	$535,662	$92,896	$169,846	7,474,297
Off-balance sheet loan commitments: [2]
Unused commitments to extend credit	$713,230	$506,834	$370,406	$52,058	1,642,528
Unused capacity on Warehouse Purchase Program loans [3]	892,659	—	—	—	892,659
Standby letters of credit	20,447	2,865	5,886	—	29,198
Total loan commitments	$1,626,336	$509,699	$376,292	$52,058	2,564,385
Total contractual obligations and loan commitments					$10,038,682
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

Capital Resources
The Bank and the Company are regulated by the TDOB and the FRB. Consistent with our goal to operate a sound and profitable organization, our policy is for the Company and its subsidiary bank to maintain “well-capitalized” status under the FRB regulations. Based on capital levels at December 31, 2016 and 2015, the Bank and the Company were considered to be well-capitalized. See “How We Are Regulated - Regulatory Capital Requirements.”

At December 31, 2016, the Bank's equity totaled $978.9 million. The Company's consolidated equity totaled $885.4 million, or 10.6% of total assets, at December 31, 2016. Warehouse Purchase Program loan volumes can increase significantly on the last day of the month, potentially leading to a significant difference between the ending and average balance of Warehouse Purchase Program loans. At December 31, 2016, Warehouse Purchase Program loans totaled $1.06 billion, compared to an average balance of $1.00 billion for the year then ended. Because the capital ratios below are calculated using ending risk-weighted assets and Warehouse Purchase Program loans are risk-weighted at 100%, the end of period increase in these balances can significantly impact the Company's reported capital ratios.

	Actual		Required for Capital Adequacy Purposes		To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016	(Dollars in Thousands)
Total risk-based capital
the Company	$910,040	11.71%	$621,870	8.00%	$777,338	10.00%
the Bank	869,523	11.19	621,840	8.00	777,300	10.00
Tier 1 risk-based capital
the Company	721,600	9.28	466,403	6.00	466,403	6.00
the Bank	803,374	10.34	466,380	6.00	621,840	8.00
Common equity tier 1 risk-based capital
the Company	709,858	9.13	349,802	4.50	n/a1	n/a1
the Bank	803,374	10.34	349,785	4.50	505,245	6.50
Tier 1 leverage
the Company	721,600	8.73	330,782	4.00	n/a1	n/a1
the Bank	803,374	9.71	330,873	4.00	413,591	5.00

December 31, 2015
Total risk-based capital
the Company	$755,689	11.58%	$522,107	8.00%	$652,634	10.00%
the Bank	691,554	10.60	522,116	8.00	652,645	10.00
Tier 1 risk-based capital
the Company	635,162	9.73	391,580	6.00	391,580	6.00
the Bank	644,461	9.87	391,587	6.00	522,116	8.00
Common equity tier 1 risk-based capital
the Company	623,604	9.56	293,685	4.50	n/a1	n/a1
the Bank	644,461	9.87	293,690	4.50	424,219	6.50
Tier 1 leverage
the Company	635,162	9.46	268,430	4.00	n/a1	n/a1
the Bank	644,461	9.61	268,273	4.00	335,341	5.00
1 Not applicable
Pursuant to new capital regulations adopted by the FRB and the other federal banking agencies, the Company and the Bank must maintain a capital conservation buffer consisting of additional common equity tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels of common equity tier 1 capital, tier 1 capital and total capital in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. The new capital conservation buffer began to be phased in beginning on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets is required, which will increase each year until the buffer requirement is fully implemented on January 1, 2019. At December 31, 2016, the Company's and the Bank's common equity tier 1 capital exceeded the required capital conservation buffer.

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
We are subject to interest rate risk to the extent that our interest-bearing liabilities, primarily deposits, FHLB advances and other borrowings, reprice more rapidly or slowly, or at different rates (basis risk) than our interest-earning assets, primarily loans and investment securities.
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
The Bank's asset/liability management strategy sets acceptable limits for the percentage change in EVE and EAR given changes in interest rates. For an instantaneous, parallel, and sustained interest rate increase or decrease of 100 basis points, the Bank's policy indicates that EVE should not decrease by more than 5%, and for increases of 200, 300, and 400 basis points, EVE should not decrease by more than 10%, 12.5%, and 15%, respectively.  For an instantaneous, parallel, and sustained interest rate increase or decrease of 100 basis points, the Bank's policy indicates that EAR should not decrease by more than 7%, and for increases of 200, 300, and 400 basis points, EAR should not decrease by more than 10%, 13%, and 15%, respectively.
As illustrated in the tables below, the Bank was within policy limits for all scenarios tested. The tables presented below, as of December 31, 2016, and 2015, are internal analyses of our interest rate risk as measured by changes in EVE and EAR for instantaneous, parallel, and sustained shifts for all market rates and yield curves, in 100 basis point increments, up 400 basis points and down 100 basis points.
As illustrated in the tables below, our EVE would be negatively impacted by a parallel, instantaneous, and sustained increase in market rates. Such an increase in rates would negatively impact EVE as a result of the duration of assets, including loans and investments, being longer than the duration of liabilities, primarily deposit accounts and FHLB borrowings. As illustrated in the table below at December 31, 2016, our EAR would be positively impacted by a parallel, instantaneous, and sustained increase in market rates of 100, 200, 300, or 400 basis points.

Change in Interest Rates in Basis Points	Economic Value of Equity				Earnings at Risk (12 months)
	Estimated EVE	Estimated Increase / (Decrease) in EVE		EVE Ratio %	Estimated Net Interest Income	Increase / (Decrease) in Estimated Net Interest Income
	$ Amount	$ Change	% Change		$ Amount	$ Change	% Change
December 31, 2016	(Dollars in thousands)
400	1,137,560	(127,508)	(10.08)	14.74	312,457	1,807	0.58
300	1,180,103	(84,965)	(6.72)	15.02	312,109	1,459	0.47
200	1,216,125	(48,943)	(3.87)	15.21	311,549	899	0.29
100	1,248,129	(16,939)	(1.34)	15.34	310,953	303	0.10
—	1,265,068	—	—	15.30	310,650	—	—
(100)	1,230,570	(34,498)	(2.73)	14.64	297,726	(12,924)	(4.16)
December 31, 2015
400	911,142	(118,867)	(11.54)	12.86	252,686	(6,758)	(2.60)
300	947,909	(82,100)	(7.97)	13.15	254,417	(5,027)	(1.94)
200	981,508	(48,501)	(4.71)	13.38	256,044	(3,400)	(1.31)
100	1,011,522	(18,487)	(1.79)	13.56	257,491	(1,953)	(0.75)
—	1,030,009	—	—	13.58	259,444	—	—
(100)	999,211	(30,798)	(2.99)	12.96	248,731	(10,713)	(4.13)

The Bank's EVE was $1.27 billion, or 15.30%, of the market value of portfolio assets as of December 31, 2016, a $235.1 million increase from $1.03 billion, or 13.58%, of the market value of portfolio assets as of December 31, 2015. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $48.9 million decrease in our EVE at December 31, 2016, compared to a $48.5 million decrease at December 31, 2015, and would result in a nine basis point decrease in our EVE ratio to 15.21% at December 31, 2016, compared to a 20 basis point decrease to 13.38% at December 31, 2015. An immediate 100 basis point decrease in market interest rates would result in a $34.5 million decrease in our EVE at December 31, 2016, compared to a $30.8 million decrease at December 31, 2015, and would result in a 66 basis point decrease in our EVE ratio to 14.64% at December 31, 2016, compared to a 62 basis point decrease in our EVE ratio to 12.96% at December 31, 2015.
The Bank's projected EAR for the twelve months ending December 31, 2017 was measured at $310.7 million, compared to $259.4 million for the twelve months ending December 31, 2016. Based on the assumptions utilized, an immediate 200 basis point increase in market rates would result in a $899,000, or 0.29%, increase in net interest income for the twelve months ending December 31, 2017, compared to a $3.4 million, or 1.31%, decrease for the twelve months ending December 31, 2016. An immediate 100 basis point decrease in market rates would result in a $12.9 million decrease in net interest income for the twelve months ending December 31, 2017, compared to a $10.7 million decrease for the twelve months ending December 31, 2016. In May 2015, we increased non-maturity deposit betas utilized in our interest rate risk model. The primary goal is to model anticipated higher sensitivities due to the current prolonged low rate environment and the signaled impending rate rise from the Federal Reserve.
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
December 31, 2016, 2015, and 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
LegacyTexas Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of LegacyTexas Financial Group, Inc. (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LegacyTexas Financial Group, Inc. at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LegacyTexas Financial Group, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 9, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
February 9, 2017

CONSOLIDATED BALANCE SHEETS
Years ended December 31,
(Dollar amounts in thousands, except per share data)

	2016	2015
ASSETS
Cash and due from financial institutions	$59,823	$53,847
Short-term interest-bearing deposits in other financial institutions	229,389	561,792
Total cash and cash equivalents	289,212	615,639
Securities available for sale, at fair value	354,515	311,708
Securities held to maturity (fair value: December 31, 2016 — $212,981, December 31, 2015— $247,202)	210,387	240,433
Loans held for sale, at fair value	21,279	22,535
Loans held for investment:
Loans held for investment (net of allowance for loan losses of $64,576 at December 31, 2016 and $47,093 at December 31, 2015)	5,998,596	5,017,554
Loans held for investment - Warehouse Purchase Program	1,055,341	1,043,719
Total loans held for investment	7,053,937	6,061,273
Federal Home Loan Bank ("FHLB") stock and other restricted securities, at cost	43,266	63,075
Bank-owned life insurance	56,477	55,231
Premises and equipment, net	74,226	77,637
Goodwill	178,559	180,776
Other assets	80,397	63,633
Total assets	$8,362,255	$7,691,940
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand	$1,383,951	$1,170,272
Interest-bearing demand	903,314	819,350
Savings and money market	2,710,307	2,209,698
Time	1,367,904	1,027,391
Total deposits	6,365,476	5,226,711
FHLB advances	833,682	1,439,904
Repurchase agreements	86,691	83,269
Subordinated debt	134,032	84,992
Accrued expenses and other liabilities	57,009	52,988
Total liabilities	7,476,890	6,887,864
Commitments and contingent liabilities (See Note 17)
Shareholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized; 0 shares issued — December 31, 2016 and December 31, 2015	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; shares issued 47,876,198 — December 31, 2016 and 47,645,826 shares issued — December 31, 2015	479	476
Additional paid-in capital	589,408	576,753
Retained earnings	310,641	240,496
Accumulated other comprehensive income (loss), net	(2,713)	(133)
Unearned Employee Stock Ownership Plan (ESOP) shares; 1,245,046 shares at December 31, 2016 and 1,365,457 shares at December 31, 2015	(12,450)	(13,516)
Total shareholders’ equity	885,365	804,076
Total liabilities and shareholders’ equity	$8,362,255	$7,691,940

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31,
(Dollar amounts in thousands, except per share data)

	2016	2015	2014
Interest and dividend income
Loans, including fees	$301,542	$248,665	$137,255
Taxable securities	9,254	9,307	9,352
Nontaxable securities	3,052	2,995	2,248
Interest-bearing deposits in other financial institutions	1,878	631	249
FHLB and FRB stock and other	1,626	1,094	543
	317,352	262,692	149,647
Interest expense
Deposits	21,034	13,127	8,212
FHLB advances	7,167	6,552	7,610
Repurchase agreements and other borrowings	6,882	1,936	818
	35,083	21,615	16,640
Net interest income	282,269	241,077	133,007
Provision for credit losses	26,900	25,465	6,721
Net interest income after provision for credit losses	255,369	215,612	126,286
Non-interest income
Service charges and other fees	36,690	30,936	19,382
Net gain on sale of mortgage loans held for sale	8,225	8,036	—
Bank-owned life insurance income	1,744	1,699	628
Net gain on securities transactions	56	203	—
Gain on sale and disposition of assets	3,356	873	658
Other	1,860	3,068	75
	51,931	44,815	20,743
Non-interest expense
Salaries and employee benefits	92,568	92,527	55,057
Merger and acquisition costs	—	1,553	10,291
Advertising	3,861	3,773	1,535
Occupancy and equipment	15,007	14,860	7,374
Outside professional services	3,872	3,332	2,291
Regulatory assessments	4,948	4,260	2,713
Data processing	14,974	11,278	6,862
Office operations	9,901	10,697	6,584
Other	11,246	9,275	5,385
	156,377	151,555	98,092
Income before income tax expense	150,923	108,872	48,937
Income tax expense	53,102	37,956	17,659
Net income	$97,821	$70,916	$31,278

Earnings per share:
Basic	$2.11	$1.54	$0.82
Diluted	$2.09	$1.53	$0.81
Dividends declared per share	$0.58	$0.54	$0.48
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31,
(Dollar amounts in thousands)

	2016	2015	2014
Net income	$97,821	$70,916	$31,278
Change in unrealized gains (losses) on securities available for sale	(3,917)	(1,434)	2,022
Reclassification of amount realized through sale of securities	(56)	(203)	—
Tax effect	1,393	574	(709)
Other comprehensive income (loss), net of tax	(2,580)	(1,063)	1,313
Comprehensive income	$95,241	$69,853	$32,591

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31,
(Dollar amounts in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at December 31, 2013	$399	$377,657	$183,236	$(383)	$(16,449)	$544,460
Net income	—	—	31,278	—	—	31,278
Other comprehensive income, net of tax	—	—	—	1,313	—	1,313
Dividends declared ($0.48 per share)	—	—	(19,187)	—	—	(19,187)
ESOP shares earned, (184,194 shares)	—	4,091	—	—	1,466	5,557
Share-based compensation expense	—	3,717	—	—	—	3,717
Activity in employee stock plans, (76,035 shares)	1	1,084	—	—	—	1,085
Balance at December 31, 2014	400	386,549	195,327	930	(14,983)	568,223
Net income	—	—	70,916	—	—	70,916
Other comprehensive income (loss), net of tax	—	—	—	(1,063)	—	(1,063)
Dividends declared ($0.54 per share)	—	—	(25,747)	—	—	(25,747)
ESOP shares earned, (184,194 shares)	—	4,284	—	—	1,467	5,751
Share-based compensation expense	—	5,477	—	—	—	5,477
Activity in employee stock plans, (138,855 shares)	1	1,283	—	—	—	1,284
Share repurchase, (357,950 shares)	(4)	(7,985)	—	—	—	(7,989)
Acquisition of LegacyTexas Group, Inc., (7,850,070 shares)	79	187,145	—	—	—	187,224
Balance at December 31, 2015	476	576,753	240,496	(133)	(13,516)	804,076
Net income	—	—	97,821	—	—	97,821
Other comprehensive income (loss), net of tax	—	—	—	(2,580)	—	(2,580)
Dividends declared ($0.58 per share)	—	—	(27,676)	—	—	(27,676)
ESOP shares earned, (120,411 shares)	—	2,889	—	—	1,066	3,955
Share-based compensation expense	—	6,014	—	—	—	6,014
Activity in employee stock plans, (230,372 shares)	3	3,752	—	—	—	3,755
Balance at December 31, 2016	$479	$589,408	$310,641	$(2,713)	$(12,450)	$885,365
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31,
(Dollar amounts in thousands)

	2016	2015	2014
Cash flows from operating activities
Net income	$97,821	$70,916	$31,278
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	26,900	25,465	6,721
Depreciation and amortization	7,081	7,196	4,393
Deferred tax expense (benefit)	(6,798)	(692)	(1,414)
Premium amortization and accretion of securities, net	4,359	4,267	3,416
Accretion related to acquired loans	(4,613)	(10,241)	(1,500)
Net (gain) on securities transactions	(56)	(203)	—
ESOP compensation expense	3,955	5,751	5,557
Share-based compensation expense	6,014	5,477	3,717
Net gain on loans held for sale	(8,225)	(8,036)	—
Loans originated or purchased for sale	(218,288)	(222,195)	—
Proceeds from sale of loans held for sale	227,769	225,335	—
FHLB stock dividends	(539)	(152)	(103)
Bank-owned life insurance income	(1,744)	(1,699)	(628)
(Gain) loss on sale and disposition of repossessed assets, premises and equipment	(3,524)	(293)	1,824
Disposition of insurance subsidiary goodwill upon sale of subsidiary operations	2,217	—	—
Net change in deferred loan fees (costs)	391	(1,067)	1,660
Net change in accrued interest receivable	(3,238)	(2,821)	(443)
Net change in other assets	(2,947)	8,444	117
Net change in other liabilities	5,913	(16,250)	(2,571)
Net cash provided by operating activities	132,448	89,202	52,024
Cash flows from investing activities
Available for sale securities:
Maturities, prepayments and calls	2,276,913	2,114,641	2,050,002
Purchases	(2,334,558)	(2,148,080)	(2,001,501)
Proceeds from sale of AFS securities	7,700	36,984	—
Held to maturity securities:
Maturities, prepayments and calls	41,384	49,730	57,000
Purchases	(12,477)	(15,933)	(5,919)
Originations of Warehouse Purchase Program loans	(19,966,527)	(15,511,029)	(11,913,793)
Proceeds from pay-offs of Warehouse Purchase Program loans	19,954,905	15,253,726	11,800,847
Net change in loans held for investment, excluding Warehouse Purchase Program	(1,014,500)	(1,030,016)	(583,762)
Redemption (purchase) of FHLB and FRB stock and other	20,348	(14,527)	(9,098)
Cash received in excess of cash paid for acquisition of LegacyTexas Group, Inc.	—	128,598	—
Purchases of premises and equipment	(8,420)	(5,660)	(1,253)
Proceeds from sale of assets	15,803	10,121	621
Net cash (used in) investing activities	(1,019,429)	(1,131,445)	(606,856)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years ended December 31,
(Dollar amounts in thousands)

	2016	2015	2014
Cash flows from financing activities
Net change in deposits	1,138,765	940,862	393,170
Proceeds from FHLB advances	200,000	1,350,000	712,000
Repayments on FHLB advances	(806,222)	(773,003)	(488,189)
Share repurchase	—	(7,989)	—
Proceeds from borrowings	76,861	73,407	—
Repayments of borrowings	(24,929)	(32,953)	—
Payment of dividends	(27,676)	(25,747)	(19,187)
Activity in employee stock plans	3,755	1,284	1,085
Net cash provided by financing activities	560,554	1,525,861	598,879
Net change in cash and cash equivalents	(326,427)	483,618	44,047
Beginning cash and cash equivalents	615,639	132,021	87,974
Ending cash and cash equivalents	$289,212	$615,639	$132,021
Supplemental cash flow information:
Interest paid	$34,625	$20,861	$16,807
Income taxes paid	60,854	36,835	15,941
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	10,780	3,287	954
Common stock issued in consideration of LegacyTexas Group, Inc. acquisition	—	187,224	—
See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Note 1 — Summary of Significant Accounting Policies
Nature of Operations and Principles of Consolidation: The consolidated financial statements include LegacyTexas Financial Group, Inc. (the "Company"), whose business at December 31, 2016 primarily consisted of the operations of its wholly-owned subsidiary, LegacyTexas Bank (the "Bank"). In addition, the Company also offers title services through LegacyTexas Title Co., which is a wholly-owned subsidiary of the Bank. Intercompany transactions and balances are eliminated in consolidation.
At December 31, 2016, the Company provided financial services through 45 banking offices in the Dallas/Fort Worth Metroplex and surrounding counties. Its primary deposit products are demand, savings and certificate of deposit accounts, and its primary lending products are commercial real estate, commercial and industrial and consumer lending, including one- to four- family real estate loans. Most loans are secured by specific items of collateral, including business assets, commercial and residential real estate and consumer assets. Commercial loans are expected to be repaid from cash flow from operations of businesses.
Use of Estimates: To prepare financial statements in conformity with U.S. generally accepted accounting principles ("US GAAP"), management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, valuation of other real estate owned, other-than-temporary impairment of securities, realization of deferred tax assets, and fair values of financial instruments are subject to change.
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

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

For periods in which other-than-temporary impairment of a debt security is recognized, the credit portion of the amount is determined by subtracting the present value of the stream of estimated cash flows as calculated in a discounted cash flow model and discounted at book yield from the prior period’s ending carrying value. The non-credit portion of the amount is determined by subtracting the credit portion of the impairment from the difference between the book value and fair value of the security. The credit related portion of the impairment is charged against income and the non-credit related portion is charged to equity as a component of accumulated other comprehensive income. The Company did not recognize any other-than-temporary impairment on its securities portfolio for the years ended December 31, 2016 and 2015.
Mortgage Loans Held for Sale: The Company elects the fair value option for recording residential mortgage loans held for sale in accordance with Accounting Standards Codification ("ASC") 825, "Financial Instruments". This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC 815, “Derivatives and Hedging.”
Warehouse Purchase Program Loans: The Warehouse Purchase Program allows unaffiliated mortgage originators to close one-to-four family real estate loans in their own name and manage its cash flow needs until the loans are sold to investors. The mortgage banking company customer closes mortgage loans consistent with underwriting standards established by the Bank and approved investors and, once all pertinent documents are received, the participation interest is delivered by the Bank to the investor selected by the originator and approved by us. Although not bound by any legally binding commitment, when a purchase decision is made, we purchase a 100% participation interest in the mortgage loans originated by our mortgage banking company customers. All Warehouse Purchase Program loans are collectively evaluated for impairment and are purchased under several contractual requirements, providing safeguards to the Company. These safeguards include the requirement that our mortgage company customers have a takeout commitment or similar arrangement for each loan. To date, the Company has not experienced a loss on these loans and no allowance for loan losses has been allocated to them.
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
All interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. Subsequent receipts on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
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
(Dollar amounts in thousands, except per share data) (Continued)

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
For acquired loans not deemed credit-impaired at acquisition, the differences between the initial fair value and the unpaid principal balance are recognized as interest income on a level-yield basis over the lives of the related loans. Subsequent to the acquisition date, methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans; however, a provision for credit losses will be recorded only to the extent the required allowance exceeds any remaining credit discounts.
Concentration of Credit Risk: Most of the Company’s business activity is with customers located within the North Texas region and a large portion of loans are secured by real estate in this area. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy of the North Texas area.
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
The allowance for loan losses is maintained to cover incurred losses that are estimated in accordance with US GAAP. It is our estimate of credit losses inherent in our loan portfolio at each balance sheet date. Our methodology for analyzing the allowance for loan losses consists of general and specific components. For the general component, we stratify the loan portfolio into homogeneous groups of loans that possess similar loss potential characteristics and apply a loss ratio to these groups of loans to estimate the credit losses in the loan portfolio. We use both historical loss ratios and qualitative loss factors assigned to major loan collateral types to establish general component loss allocations, inclusive of estimated loss emergence periods. Qualitative loss factors are based on management's judgment of company, market, industry or business specific data and external economic indicators, which are not yet reflected in the historical loss ratios, and that could impact the Company's specific loan portfolios. The Allowance for Loan Loss Committee sets and adjusts qualitative loss factors by regularly reviewing changes in underlying loan composition and the seasonality of specific portfolios. The Allowance for Loan Loss Committee also considers credit quality and trends relating to delinquency, non-performing and adversely rated loans within the Company's loan portfolio when evaluating qualitative loss factors. Additionally, the Allowance for Loan Loss Committee adjusts qualitative factors to account for the potential impact of external economic factors, including the unemployment rate, vacancy and capitalization rates and other pertinent economic data specific to our primary market area and lending portfolios.
For the specific component, the allowance for loan losses includes loans where management has concerns about the borrower's ability to repay and on individually analyzed loans found to be impaired. Management evaluates current information and events regarding a borrower's ability to repay its obligations and considers a loan to be impaired when the ultimate collectability of amounts due, according to the contractual terms of the loan agreement, is in doubt. If an impaired loan is collateral-dependent, the fair value of the collateral, less the estimated cost to sell, is used to determine the amount of impairment. If an impaired loan is not collateral-dependent, the impairment amount is determined using the negative difference, if any, between the estimated discounted cash flows and the loan amount due. For impaired loans, the amount of the impairment can be adjusted, based on current data, until such time as the actual basis is established by acquisition of the collateral or until the basis is collected. Impairment losses are reflected in the allowance for loan losses through a charge to the provision for credit losses. Subsequent recoveries are credited to the allowance for loan losses. Cash receipts for accruing loans are applied to principal

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied first to principal.
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
FHLB stock and other restricted securities: FHLB, FRB and other restricted stock is carried at cost, classified as restricted securities and periodically evaluated for impairment based on the ultimate recoverability of the par value. Both cash and stock dividends are reported as interest income.
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
The Company evaluates goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount, in accordance with ASC 350-20. During 2016, the Company changed its annual goodwill impairment testing date from December 31 to October 1. The Company believes that this new date is preferable as it provides additional time prior to the Company’s year-end to complete the annual goodwill impairment test, especially in the event of future acquisitions and growth. This change does not accelerate, delay, avoid or cause an impairment charge, nor does this change result in adjustments to previously issued financial statements.
The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining the need to perform the two-step test for goodwill impairment (the qualitative method). If the qualitative method cannot be used or if it determines, based on the qualified method, that the fair value is more likely than not less than the carrying amount, the Company uses the two-step test. Under the two-step test, the Company compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Step two of the goodwill impairment test compares the implied estimated fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

for that reporting unit exceeds the implied fair value of that unit's goodwill, an impairment loss is recognized in an amount equal to that excess. Additional information regarding goodwill and impairment testing can be found in Note 9 - Goodwill and Core Deposit Intangibles.
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
Derivative Financial Instruments: The Company enters into the following derivative financial instruments: interest rate lock commitments, forward mortgage-backed securities trades and interest rate swaps and caps. These financial instruments are not designated as hedging instruments and are used for asset and liability management and commercial customers' financing needs. All derivatives are carried at fair value in either other assets or other liabilities. For additional information on derivative financial instruments, see Note 7 — Derivative Financial Instruments.
Fair Value of Financial Instruments: In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. Fair value measurements and disclosures guidance establishes a three-level fair value hierarchy based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. For additional information on fair value measurements see Note 6 - Fair Value.
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
Brokerage Fee Income: Acting as an agent, the Company generates brokerage income by buying and selling securities on behalf of its customers through an independent third party and earning fees on the transactions. These fees are recorded on the trade date.
Advertising Expense: The Company expenses all advertising costs as they are incurred. Advertising expenses were $3,861, $3,773, and $1,535 in 2016, 2015, and 2014, respectively.
Share-Based Compensation: Compensation cost is recognized for stock options and restricted stock awards issued to employees and directors, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with time-based vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. For awards with performance-based vesting conditions, compensation cost is recognized when the achievement of the performance condition is considered probable of achievement. If a performance condition is subsequently determined to be improbable of achievement, compensation cost is reversed.
Retirement Plans: Employee 401(k) and profit sharing plan expense is the amount of matching contributions as determined by formula. Deferred compensation and supplemental retirement plan expense allocates the benefits over years of service.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

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
A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company did not have any material uncertain tax positions which would require accrual at December 31, 2016 or 2015.
The Company recognizes interest and/or penalties related to income tax matters in income tax expense and did not have any amounts accrued for interest and penalties for the years ended December 31, 2016 or 2015. The Company files a consolidated income tax return with its subsidiaries. Federal income tax expense or benefit has been allocated to subsidiaries on a separate return basis.
Earnings per common share: The Company calculated earnings per common share in accordance with ASC 260, “Earnings Per Share,” which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company has determined that its outstanding non-vested stock awards are participating securities. Accordingly, earnings per common share is computed using the two-class method prescribed under ASC 260.
Under the two-class method, basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in Note 3 — Earnings Per Common Share.
Comprehensive Income (Loss): Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, net of taxes, which are also recognized as a separate component of equity.
Employee stock ownership plan (ESOP): The Company accounts for its ESOP in accordance with ASC 718-40, "Employee Stock Ownership Plans." Accordingly, since the Company sponsors the ESOP with an employer loan, neither the ESOP’s loan payable nor the Company’s loan receivable are reported in the Company’s consolidated balance sheet. Likewise, the Company does not recognize interest income or interest cost on the loan.
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
Transfers of Financial Assets: Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (i) the assets have been isolated from the Company, (ii) the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (iii) the Company does not maintain effective control over the transferred assets through either (a) an agreement that entitles and obligates the Company to repurchase or redeem them before their maturity or (b) the ability to unilaterally cause the holder to return specific assets.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Operating Segments: The Company has determined that all of its banking operations comprise one segment under ASC 280, Segment Reporting, since all offer similar products and services, operate with similar processes, and have similar customers. Additionally, the Company has determined that the Bank's title and insurance subsidiaries do not meet the materiality threshold to require segment disclosure under ASC 280. In 2016, the Bank sold the operations of LegacyTexas Insurance Services, Inc.
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
Adoption of New Accounting Standards:
In June 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments were effective for annual periods, and interim periods within those years, beginning after December 15, 2015. The adoption of this ASU did not impact the Company's financial statements.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This ASU defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related disclosures in the notes to financial statements. This ASU was effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Management does not have substantial doubt about the Company's ability to continue as a going concern within one year after the date of these financial statements; therefore, no additional disclosure on this topic is required.
In January 2015, the FASB issued ASU 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This ASU simplifies income statement presentation by eliminating the need to determine whether to classify an item as an extraordinary item and retains current presentation and disclosure requirements for an event or transaction that is of an unusual nature or of a type that indicates infrequency of occurrence. Transactions that meet both criteria would now also follow such presentation and disclosure requirements. The ASU was effective in annual periods, and interim periods within those annual periods, beginning after December 15, 2015 and did not impact the Company's current disclosures.
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. This ASU affects all reporting entities that have variable interests in other legal entities and, in some cases, consolidation conclusions will change. In other cases, reporting entities will need to provide additional disclosures about entities that currently are not considered variable interest entities but will be considered variable interest entities under the new guidance if they have a variable interest in those entities. Reporting entities will need to re-evaluate their consolidation conclusions and potentially revise their documentation. The ASU was effective in annual and interim periods beginning after December 15, 2015. The adoption of this ASU did not impact the Company's consolidation analysis.
In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share. This ASU eliminates the current requirement to categorize within the fair value hierarchy investments whose fair values are measured at net asset value ("NAV"). Instead, entities will be required to disclose the fair values of such investments so that financial statement users can reconcile amounts reported in the fair value hierarchy table and the amounts reported on the balance sheet. The ASU was effective in annual and interim periods beginning after December 15, 2015. The Company does not currently have any investments measured at NAV within its fair value hierarchy and this ASU did not have an impact on the Company's statement of income or financial condition.
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, this ASU eliminates the requirement to retrospectively account for those adjustments. The ASU requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments were

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The adoption of this ASU did not impact the Company's financial statements.
Effect of Newly Issued But Not Yet Effective Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU affects entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which deferred the effective date of ASU 2014-09 for public entities to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Our revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. ASU 2014-09 could require us to change how we recognize certain recurring revenue streams; however, we do not expect these changes to have a significant impact on our financial statements. We continue to evaluate the impact of ASU 2014-09 on components of non-interest income. We expect to adopt the standard in the first quarter of 2018 with a cumulative effect adjustment to opening retained earnings, if such adjustment is deemed to be significant.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurements of Financial Assets and Financial Liabilities. This ASU requires that all equity investments be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). This ASU also requires that an entity present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, this ASU eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. For public business entities, this ASU is effective for annual periods beginning after December 15, 2017, and interim periods therein. The adoption of this ASU is not expected to have a significant impact on the Company's financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU requires lessees to put most leases on their balance sheets but recognize expenses in the income statement in a manner similar to current accounting treatment. This ASU changes the guidance on sale-leaseback transactions, initial direct costs and lease execution costs, and, for lessors, modifies the classification criteria and the accounting for sales-type and direct financing leases. For public business entities, this ASU is effective for annual periods beginning after December 15, 2018, and interim periods therein. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is evaluating the impact of this ASU on its financial statements and disclosures.
In March 2016, the FASB issued ASU 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. This ASU clarifies that a change in the counterparty of a derivative contract (i.e., a novation) in a hedge accounting relationship does not, in and of itself, require dedesignation of the hedge accounting relationship. For public business entities, this ASU is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods therein. The adoption of this ASU is not expected to have a significant impact on the Company's financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-06, Contingent Put and Call Options in Debt Instruments. This ASU clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under this ASU is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The amendments apply to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. For public business entities, this ASU is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods therein. The adoption of this ASU is not expected to have a significant impact on the Company's financial statements and disclosures.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

In March 2016, the FASB issued ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting. This ASU eliminates the requirement for an investor to retrospectively apply the equity method when an investment that it had accounted for by another method qualifies for use of the equity method. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods therein. The adoption of this ASU is not expected to have a significant impact on the Company's financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, this ASU is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods therein. The adoption of this ASU is not expected to have a significant impact on the Company's financial statements.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This ASU removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current US GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. This revised guidance will remove all recognition thresholds and will require companies to recognize an allowance for lifetime expected credit losses. Credit losses will be immediately recognized through net income; the amount recognized will be based on the current estimate of contractual cash flows not expected to be collected over the financial asset’s contractual term. ASU 2016-13 also amends the credit loss measurement guidance for available for sale debt securities. For public business entities, this ASU is effective for financial statements issued for fiscal years and for interim periods within those fiscal years beginning after December 15, 2019. The Company is evaluating the impact of this ASU on its financial statements and disclosures.
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. This ASU is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows, including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investments. For public business entities, this ASU is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods therein. The adoption of this ASU is not expected to have a significant impact on the Company's financial statements.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets other than Inventory. This ASU eliminates the exception for all intra-entity sales of assets other than inventory. As a result, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. For public business entities, this ASU is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods therein. The adoption of this ASU is not expected to have a significant impact on the Company's financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

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
Upon completion of the acquisition of LegacyTexas Group, Inc. on January 1, 2015, the Company entered into a new trading plan with Sandler O’Neill & Partners, LP to facilitate repurchases of its common stock pursuant to the above mentioned stock repurchase program. During 2015, 357,950 shares were repurchased and retired at an average price of $22.32.
On March 1, 2016, the Company announced the resumption of the above mentioned stock repurchase program and again entered into a new 10b5-1 plan with Sandler O’Neill & Partners, LP. No shares of Company stock were repurchased under this program in 2016, and 1,537,121 shares remain available for future repurchases under the program.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Note 3 — Earnings Per Common Share
Basic earnings per common share is computed by dividing net income (which has been adjusted for distributed and undistributed earnings to participating securities) by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unvested restricted stock awards. Unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in ASC 260-10-45-60B. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock awards and options) were exercised or converted to common stock, or resulted in the issuance of common stock that then shared in the Company’s earnings. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unexercised stock options and unvested restricted stock awards. The dilutive effect of the unexercised stock options and unvested restricted stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. A reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Years Ended December 31,
	2016	2015	2014
Basic earnings per share:
Numerator:
Net income	$97,821	$70,916	$31,278
Distributed and undistributed earnings to participating securities	(497)	(534)	(336)
Income available to common shareholders	$97,324	$70,382	$30,942
Denominator:
Weighted average common shares outstanding	47,721,179	47,659,389	39,979,853
Less: Average unallocated ESOP shares	(1,301,356)	(1,464,324)	(1,648,518)
Average unvested restricted stock awards	(235,749)	(347,781)	(412,270)
Average shares for basic earnings per share	46,184,074	45,847,284	37,919,065
Basic earnings per common share	$2.11	$1.54	$0.82
Diluted earnings per share:
Numerator:
Income available to common shareholders	$97,324	$70,382	$30,942
Denominator:
Average shares for basic earnings per share	46,184,074	45,847,284	37,919,065
Dilutive effect of share-based compensation plan	300,893	278,163	243,029
Average shares for diluted earnings per share	46,484,967	46,125,447	38,162,094
Diluted earnings per common share	$2.09	$1.53	$0.81
Share awards excluded in the computation of diluted earnings per share because the exercise price was greater than the common stock average market price and were therefore anti-dilutive	1,384,784	1,012,771	412,706

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Note 4 - Securities
The amortized cost, related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss), and the fair value of securities available for sale were as follows:

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency residential mortgage-backed securities [1]	$220,744	$635	$2,828	$218,551
Agency commercial mortgage-backed securities [1]	9,422	—	75	9,347
Agency residential collateralized mortgage obligations [1]	87,959	22	1,452	86,529
US government and agency securities	2,150	101	—	2,251
Municipal bonds	38,417	47	627	37,837
Total securities	$358,692	$805	$4,982	$354,515
December 31, 2015
Agency residential mortgage-backed securities [1]	$224,582	$841	$1,575	$223,848
Agency commercial mortgage-backed securities [1]	9,483	—	66	9,417
Agency residential collateralized mortgage obligations [1]	22,430	26	142	22,314
US government and agency securities	14,906	148	—	15,054
Municipal bonds	40,512	637	74	41,075
Total securities	$311,913	$1,652	$1,857	$311,708
1 Mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
The amortized cost (carrying amount), unrealized gains and losses, and fair value of securities held to maturity were as follows:

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency residential mortgage-backed securities [1]	$74,881	$1,147	$817	$75,211
Agency commercial mortgage-backed securities [1]	28,023	836	166	28,693
Agency residential collateralized mortgage obligations [1]	40,707	697	33	41,371
Municipal bonds	66,776	1,635	705	67,706
Total securities	$210,387	$4,315	$1,721	$212,981
December 31, 2015
Agency residential mortgage-backed securities [1]	$87,935	$1,837	$284	$89,488
Agency commercial mortgage-backed securities [1]	24,848	913	64	25,697
Agency residential collateralized mortgage obligations [1]	59,174	1,087	55	60,206
Municipal bonds	68,476	3,447	112	71,811
Total securities	$240,433	$7,284	$515	$247,202
1 Mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

The amortized cost (carrying amount) and fair value of held to maturity debt securities and the fair value of available for sale debt securities at December 31, 2016 by contractual maturity are set forth below in the table below. Securities with contractual payments not due at a single maturity date, including mortgage backed securities and collateralized mortgage obligations, are shown separately.

	Held to maturity		Available for sale
	Carrying Amount	Fair Value	Fair Value
Due in one year or less	$1,952	$1,965	$2,159
Due after one to five years	9,035	9,293	11,909
Due after five to ten years	48,327	49,226	17,648
Due after ten years	7,462	7,222	8,372
Agency residential mortgage-backed securities	74,881	75,211	218,551
Agency commercial mortgage-backed securities	28,023	28,693	9,347
Agency residential collateralized mortgage obligations	40,707	41,371	86,529
Total	$210,387	$212,981	$354,515
Securities with a carrying value of $224,674 and $280,629 at December 31, 2016 and 2015, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.
At December 31, 2016 and 2015, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies or U.S. Government Sponsored Enterprises, in an amount greater than 10% of shareholders’ equity.
Sales activity of securities for the years ended December 31, 2016, 2015 and 2014 was as follows. All securities sold were classified as available for sale.

	December 31,
	2016	2015	2014
Proceeds	$7,700	$36,984	$—
Gross gains	72	278	—
Gross losses	7	50	—
Tax expense of securities gains/losses reclassified from accumulated other comprehensive income	23	80	—

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Securities with unrealized losses at December 31, 2016 and 2015, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

AFS	Less than 12 Months		12 Months or More		Total
December 31, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency residential mortgage-backed securities [1]	$167,503	$2,770	$7,516	$58	$175,019	$2,828
Agency commercial mortgage-backed securities [1]	9,347	75	—	—	9,347	75
Agency residential collateralized mortgage obligations [1]	72,822	1,420	2,649	32	75,471	1,452
Municipal bonds	26,911	512	3,412	115	30,323	627
Total temporarily impaired	$276,583	$4,777	$13,577	$205	$290,160	$4,982
December 31, 2015
Agency residential mortgage-backed securities [1]	$158,172	$1,353	$10,474	$222	$168,646	$1,575
Agency commercial mortgage-backed securities [1]	9,417	66	—	—	9,417	66
Agency residential collateralized mortgage obligations [1]	13,517	81	6,992	61	20,509	142
Municipal bonds	7,249	74	—	—	7,249	74
Total temporarily impaired	$188,355	$1,574	$17,466	$283	$205,821	$1,857

HTM	Less than 12 Months		12 Months or More		Total
December 31, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency residential mortgage-backed securities [1]	$41,375	$817	$—	$—	$41,375	$817
Agency commercial mortgage-backed securities [1]	7,273	166	—	—	7,273	166
Agency residential collateralized mortgage obligations [1]	6,322	11	1,451	22	7,773	33
Municipal bonds	19,362	658	1,045	47	20,407	705
Total temporarily impaired	$74,332	$1,652	$2,496	$69	$76,828	$1,721
December 31, 2015
Agency residential mortgage-backed securities [1]	$41,935	$284	$—	$—	$41,935	$284
Agency commercial mortgage-backed securities [1]	3,805	64	—	—	3,805	64
Agency residential collateralized mortgage obligations [1]	3,714	6	3,060	49	6,774	55
Municipal bonds	1,638	10	6,369	102	8,007	112
Total temporarily impaired	$51,092	$364	$9,429	$151	$60,521	$515
1 Mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
As of December 31, 2016, 241 securities had unrealized losses, 21 of which had been in an unrealized loss position for over 12 months at December 31, 2016. The Company does not believe these unrealized losses are other-than-temporary and at December 31, 2016 had the intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. All principal and interest payments are being received on time and in full.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Note 5 - Loans
Loans consist of the following:

	December 31, 2016	December 31, 2015
Loans held for sale	$21,279	$22,535

Loans held for investment:
Commercial real estate	$2,670,455	$2,177,543
Commercial and industrial	1,971,160	1,612,669
Construction and land	294,894	269,708
Consumer real estate	1,074,923	936,757
Other consumer	53,991	69,830
Gross loans held for investment, excluding Warehouse Purchase Program	6,065,423	5,066,507
Net of:
Deferred fees and discounts, net	(2,251)	(1,860)
Allowance for loan losses	(64,576)	(47,093)
Net loans held for investment, excluding Warehouse Purchase Program	5,998,596	5,017,554
Warehouse Purchase Program	1,055,341	1,043,719
Total loans held for investment	$7,053,937	$6,061,273
Activity in the allowance for loan losses for the years ended December 31, 2016, 2015 and 2014, segregated by portfolio segment and evaluation for impairment, is set forth below. The below activity does not include Warehouse Purchase Program loans, which are collectively evaluated for impairment and are purchased under several contractual requirements, providing safeguards to the Company. To date, the Company has not experienced a loss on these loans and no allowance for loan losses has been allocated to them. At December 31, 2016, 2015 and 2014, the allowance for loan impairment related to purchased credit impaired ("PCI") loans totaled $180, $150, and $180, respectively.

December 31, 2016	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance - January 1, 2016	$14,123	$24,975	$3,013	$3,992	$990	$47,093
Charge-offs	(79)	(7,746)	—	(107)	(927)	(8,859)
Recoveries	21	472	—	109	340	942
Provision expense	4,238	17,763	2,062	490	847	25,400
Ending balance - December 31, 2016	$18,303	$35,464	$5,075	$4,484	$1,250	$64,576
Allowance ending balance:
Individually evaluated for impairment	$300	$4,521	$—	$138	$52	$5,011
Collectively evaluated for impairment	18,003	30,943	5,075	4,346	1,198	59,565
Loans:
Individually evaluated for impairment	5,195	86,664	11,385	3,300	75	106,619
Collectively evaluated for impairment	2,659,644	1,884,263	283,509	1,070,732	53,683	5,951,831
PCI loans	5,616	233	—	891	233	6,973
Ending balance	$2,670,455	$1,971,160	$294,894	$1,074,923	$53,991	$6,065,423

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

December 31, 2015	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance - January 1, 2015	$11,830	$9,068	$174	$4,069	$408	$25,549
Charge-offs	(167)	(3,129)	—	(321)	(1,090)	(4,707)
Recoveries	29	246	—	85	426	786
Provision expense	2,431	18,790	2,839	159	1,246	25,465
Ending balance - December 31, 2015	$14,123	$24,975	$3,013	$3,992	$990	$47,093
Allowance ending balance:
Individually evaluated for impairment	$366	$1,470	$—	$81	$61	$1,978
Collectively evaluated for impairment	13,757	23,505	3,013	3,911	929	45,115
Loans:
Individually evaluated for impairment	11,580	16,906	33	4,767	120	33,406
Collectively evaluated for impairment	2,155,351	1,595,548	269,675	931,140	69,433	5,021,147
PCI loans	10,612	215	—	850	277	11,954
Ending balance	$2,177,543	$1,612,669	$269,708	$936,757	$69,830	$5,066,507

December 31, 2014	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance - January 1, 2014	$10,944	$4,536	$212	$3,280	$386	$19,358
Charge-offs	—	(568)	(51)	(237)	(605)	(1,461)
Recoveries	435	94	1	38	363	931
Provision expense	451	5,006	12	988	264	6,721
Ending balance - December 31, 2014	$11,830	$9,068	$174	$4,069	$408	$25,549
Allowance ending balance:
Individually evaluated for impairment	$826	$1,840	$—	$223	$6	$2,895
Collectively evaluated for impairment	11,004	7,228	174	3,846	402	22,654
Loans:
Individually evaluated for impairment	7,405	5,929	103	5,607	284	19,328
Collectively evaluated for impairment	1,253,336	775,699	21,195	517,492	40,042	2,607,764
PCI loans	5,127	196	—	1,100	165	6,588
Ending balance	$1,265,868	$781,824	$21,298	$524,199	$40,491	$2,633,680
Changes in the allowance for off-balance sheet credit losses on lending-related commitments, included in "accrued expenses and other liabilities" on the consolidated balance sheets, are summarized in the following table. Please see Note 17 - Commitments and Contingent Liabilities for more information.

Year Ended December 31, 2016
Balance at beginning of period	$—
Charge-offs on lending-related commitments	—
Provision for credit losses on lending-related commitments	1,500
Balance at end of period	$1,500

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Impaired loans at December 31, 2016 and 2015, were as follows 1:

December 31, 2016	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial real estate	$5,388	$4,429	$766	$5,195	$272
Commercial and industrial	87,756	73,377	13,287	86,664	4,519
Construction and land	11,384	11,385	—	11,385	—
Consumer real estate	3,766	3,290	10	3,300	10
Other consumer	107	33	42	75	30
Total	$108,401	$92,514	$14,105	$106,619	$4,831
December 31, 2015
Commercial real estate	$11,682	$10,618	$962	$11,580	$303
Commercial and industrial	18,649	13,894	3,012	16,906	1,467
Construction and land	38	33	—	33	—
Consumer real estate	5,327	4,754	13	4,767	13
Other consumer	199	49	71	120	45
Total	$35,895	$29,348	$4,058	$33,406	$1,828
1 No Warehouse Purchase Program loans were impaired at December 31, 2016 or 2015. Loans reported do not include PCI loans.
Income on impaired loans at December 31, 2016, 2015 and 2014, was as follows1

	December 31, 2016		December 31, 2015		December 31, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate	$5,240	$9	$8,178	$24	$8,128	$23
Commercial and industrial	28,634	1	19,595	8	6,119	11
Construction and land	901	—	84	—	54	—
Consumer real estate	4,831	14	5,269	7	5,008	26
Other consumer	95	4	202	2	433	5
Total	$39,701	$28	$33,328	$41	$19,742	$65
1 Loans reported do not include PCI loans.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Loans past due over 90 days that were still accruing interest totaled $141 and $111 at December 31, 2016 and 2015, which consisted entirely of PCI loans. At December 31, 2016, no PCI loans were considered non-performing loans. No Warehouse Purchase Program loans were non-performing at December 31, 2016 or 2015. Non-performing (nonaccrual) loans were as follows:

	December 31,
	2016	2015
Commercial real estate	$5,195	$11,418
Commercial and industrial	86,664	16,877
Construction and land	11,385	33
Consumer real estate	7,987	9,781
Other consumer	158	107
Total	$111,389	$38,216
For the years ended December 31, 2016, 2015 and 2014, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $1,746, $1,594 and $1,192, respectively. No interest income was recorded on these loans for the years ended December 31, 2016, 2015 and 2014.
The outstanding balances of TDRs are shown below:

	December 31,
	2016	2015
Nonaccrual TDRs (1)	$11,701	$6,207
Performing TDRs (2)	454	605
Total	$12,155	$6,812
Specific reserves on TDRs	$1,686	$487
Outstanding commitments to lend additional funds to borrowers with TDR loans	—	—
1 Nonaccrual TDR loans are included in the nonaccrual loan totals.
2 Performing TDR loans are loans that have been performing under the restructured terms for at least six months and the Company is accruing interest on these loans.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

The following table provides the recorded balances of loans modified as a TDR during the years ended December 31, 2016, 2015 and 2014.

December 31, 2016	Principal Deferrals [1]	Combination of Rate Reduction & Principal Deferral	Other		Total
Commercial and industrial	$685	$—	$7,090	(2)	$7,775
Consumer real estate	—	79	—		79
Other consumer	1	—	—		1
Total	$686	$79	$7,090		$7,855
December 31, 2015
Commercial real estate	$100	$—	$—		$100
Commercial and industrial	—	—	191		191
Consumer real estate	209	60	36		305
Other consumer	1	—	3		4
Total	$310	$60	$230		$600
December 31, 2014
Commercial and industrial	$28	$—	$1,750		$1,778
Construction and land	—	—	102		102
Consumer real estate	197	262	461		920
Other consumer	11	6	—		17
Total	$236	$268	$2,313		$2,817
1 Principal deferrals include Chapter 7 bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt. Such loans are placed on non-accrual status.
2 Includes a $6.2 million reserve-based energy relationship; the primary modification to this relationship was suspension of required borrowing base payments.

Loans modified as a TDR during the years ended December 31, 2016, 2015 and 2014, which experienced a subsequent payment default during the periods, are shown below. A payment default is defined as a loan that was 90 days or more past due.

	Years Ended December 31,
	2016	2015	2014
Consumer real estate	$31	$178	$107
Loans acquired with evidence of credit quality deterioration at acquisition, for which it was probable that the Company would not be able to collect all contractual amounts due, were accounted for as PCI loans. The carrying amount of PCI loans included in the consolidated balance sheets and the related outstanding balances at December 31, 2016 and 2015 are set forth in the table below. The outstanding balance represents the total amount owed, including accrued but unpaid interest, and any amounts previously charged off.

	December 31,
	2016	2015
Carrying amount [1]	$6,793	$11,804
Outstanding balance	7,597	13,053
1 The carrying amounts are reported net of allowance for loan losses of $180 and $150 as of December 31, 2016 and 2015.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Changes in the accretable yield for PCI loans for the years ended December 31, 2016 and 2015, are as follows:

	December 31,
	2016	2015
Balance at beginning of period	$3,356	$2,100
Additions	—	1,907
Reclassifications (to) from nonaccretable	429	1,754
Disposals	(359)	(1,007)
Accretion	(911)	(1,398)
Balance at end of period	$2,515	$3,356
Below is an analysis of the age of recorded investment in loans that were past due at December 31, 2016 and 2015. No Warehouse Purchase Program loans were delinquent at December 31, 2016 or 2015 and therefore are not included in the following table.

December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Loans Past Due	Current Loans [1]	Total Loans
Commercial real estate	$1,829	$72	$766	$2,667	$2,667,788	$2,670,455
Commercial and industrial	20,910	495	46	21,451	1,949,709	1,971,160
Construction and land	19,517	283	—	19,800	275,094	294,894
Consumer real estate	10,487	1,916	1,199	13,602	1,061,321	1,074,923
Other consumer	1,523	31	6	1,560	52,431	53,991
Total	$54,266	$2,797	$2,017	$59,080	$6,006,343	$6,065,423
December 31, 2015
Commercial real estate	$16	$176	$10,269	$10,461	$2,167,082	$2,177,543
Commercial and industrial	884	670	12,255	13,809	1,598,860	1,612,669
Construction and land	623	—	—	623	269,085	269,708
Consumer real estate	10,880	2,463	3,458	16,801	919,956	936,757
Other consumer	463	37	—	500	69,330	69,830
Total	$12,866	$3,346	$25,982	$42,194	$5,024,313	$5,066,507
1 Includes acquired PCI loans with a total carrying value of $6,729 and $11,328 at December 31, 2016 and 2015, respectively.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

The recorded investment in loans by credit quality indicators at December 31, 2016 and 2015, was as follows.
Real Estate and Commercial and Industrial Credit Exposure
Credit Risk Profile by Internally Assigned Grade

December 31, 2016	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate
Grade:[1]
Pass	$2,648,842	$1,712,171	$283,423	$1,062,549
Special Mention	7,972	155,110	—	2,083
Substandard	12,875	103,815	11,471	8,252
Doubtful	766	64	—	2,039
Total	$2,670,455	$1,971,160	$294,894	$1,074,923
December 31, 2015
Grade:[1]
Pass	$2,135,539	$1,460,725	$269,582	$920,519
Special Mention	13,633	92,048	—	3,327
Substandard	27,572	59,835	93	9,606
Doubtful	799	61	33	3,305
Total	$2,177,543	$1,612,669	$269,708	$936,757
1 PCI loans are included in the substandard or doubtful categories for December 31, 2016 and 2015, respectively. These categories are generally consistent with the "substandard" and "doubtful" categories as defined by regulatory authorities.
Warehouse Purchase Program Credit Exposure
All Warehouse Purchase Program loans were graded pass as of December 31, 2016 and 2015.
Consumer Other Credit Exposure
Credit Risk Profile Based on Payment Activity

	December 31, 2016	December 31, 2015
Performing	$53,833	$69,723
Non-performing	158	107
Total	$53,991	$69,830

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
(Dollar amounts in thousands, except per share data) (Continued)

Level 3: Prices or valuation techniques that require inputs that are both significant and unobservable in the market. These instruments are valued using the best information available, some of which is internally developed, and reflects a reporting entity’s own assumptions about the risk premiums that market participants would generally require and the assumptions they would use.
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Fair Value Measurements Using Level 2
	December 31, 2016	December 31, 2015
Assets:
Agency residential mortgage-backed securities	$218,551	$223,848
Agency commercial mortgage-backed securities	9,347	9,417
Agency residential collateralized mortgage obligations	86,529	22,314
US government and agency securities	2,251	15,054
Municipal bonds	37,837	41,075
Total securities available for sale	$354,515	$311,708

Loans held for sale[1]	$21,279	$22,535
Derivative financial instruments:
Interest rate lock commitments	379	421
Forward mortgage-backed securities trades	36	15
Loan customer counterparty	—	260
Financial institution counterparty	1,369	—
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	—	—
Forward mortgage-backed securities trades	80	29
Loan customer counterparty	1,369	—
Financial institution counterparty	—	260
1 At December 31, 2016 and 2015, loans held for sale had an aggregate outstanding principal balance of $20,946 and $21,851. There were no mortgage loans held for sale that were 90 days or greater past due or on non-accrual at December 31, 2016.
The following methodologies were used to measure the fair value of financial assets and liabilities valued on a recurring basis:
Securities available for sale - The fair values of securities available for sale are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2 inputs).
Residential mortgage loans held for sale - Mortgage loans held for sale, which are sold on a servicing released basis, are valued using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted to credit risk and other individual loan characteristics. As these prices are derived from market observable inputs, the Company classifies these valuations as Level 2 in the fair value disclosures. Interest income on mortgage loans held for sale is recognized based on the contractual rates and reflected in interest income on loans held for sale in the consolidated income statement. The Company has no continuing involvement in any residential mortgage loans sold.
Derivative instruments - The Company enters into a variety of derivative instruments as part of its hedging strategy and measures these instruments at fair value on a recurring basis in the balance sheet. The majority of these derivatives are forward mortgage-backed securities and are exchange-traded or traded within highly active dealer markets. In order to determine the fair

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

value of these instruments, the Company utilized the exchange price or dealer market price for the particular derivative contract; therefore these contracts are classified as Level 2. In addition, the Company enters into interest rate lock commitments ("IRLCs") with prospective borrowers. These commitments are carried at fair value based on the fair value of the underlying mortgage loans which are based on observable market data. The Company adjusts the outstanding IRLCs with prospective borrowers based on an expectation that it will be exercised and the loan will be funded. These commitments are classified as Level 2 in the fair value disclosures, as the valuations are based on market observable inputs.
The Company also enters into certain interest rate derivative positions that are not designated as hedging instruments. The estimated fair value of these commercial loan interest rate swaps are obtained from a pricing service that provides the swaps' unwind value (Level 2 inputs). Please see Note 7 — Derivative Financial Instruments for more information.
Assets and Liabilities Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below. There were no liabilities measured at fair value on a non-recurring basis as of December 31, 2016 or 2015.

	Fair Value Measurements Using Level 3
	December 31, 2016	December 31, 2015
Assets:
Impaired loans	$9,274	$2,230
Foreclosed assets:
Commercial real estate	10,638	4,784
Construction and land	194	1,802
Consumer real estate	—	106
Other	6	—
Methodologies used to measure the fair value of financial assets and liabilities valued on a non-recurring basis are shown below:
Impaired loans - Impaired loans that are collateral dependent are measured for impairment using the fair value of the collateral adjusted by additional Level 3 inputs, such as discounts of market value, estimated marketing costs and estimated legal expenses. Impaired loans secured by real estate, receivables or inventory had discounts determined by management on an individual loan basis. Impaired loans that are not collateral dependent are measured for impairment by a discounted cash flow analysis using a net present value calculation that utilizes data from the loan file before and after the modification.
Foreclosed assets - These assets are measured at the lower of book or fair value less costs to sell using third party appraisals, listing agreements or sale contracts, which may be adjusted by additional Level 3 inputs, such as discounts of market value, estimated marketing costs and estimated legal expenses. Management may also consider additional adjustments on specific properties due to the age of the appraisal, expected holding period, lack of comparable sales, or if the other real estate owned is a special use property. At December 31, 2016, the Company had $92 in residential mortgage loans in the process of foreclosure.
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

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Fair Value of Financial Instruments Not Recorded at Fair Value
The carrying amount and fair value information of financial instruments not recorded at fair value in their entirety on a recurring basis on the Company's consolidated balance sheets at December 31, 2016 and 2015, were as follows:

		Fair Value
December 31, 2016	Carrying Amount	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$289,212	$289,212	$—	$—
Securities held to maturity	210,387	—	212,981	—
Loans held for investment, net	5,998,596	—	—	6,080,165
Loans held for investment - Warehouse Purchase Program	1,055,341	—	—	1,055,219
FHLB and other restricted securities, at cost	43,266	—	43,266	—
Accrued interest receivable	20,347	20,347	—	—
Financial liabilities
Deposits	$6,365,476	$—	$—	$5,989,933
FHLB advances	833,682	—	—	830,930
Repurchase agreements	86,691	—	—	84,265
Subordinated debt	134,032	—	—	121,743
Accrued interest payable	2,111	2,111	—	—
December 31, 2015
Financial assets
Cash and cash equivalents	$615,639	$615,639	$—	$—
Securities held to maturity	240,433	—	247,202	—
Loans held for investment, net	5,017,554	—	—	5,083,093
Loans held for investment - Warehouse Purchase Program	1,043,719	—	—	1,042,434
FHLB and other restricted securities, at cost	63,075	—	63,075	—
Accrued interest receivable	17,109	17,109	—	—
Financial liabilities
Deposits	$5,226,711	$—	$—	$4,920,648
FHLB advances	1,439,904	—	—	1,433,125
Repurchase agreement	83,269	—	—	81,956
Subordinated debt	84,992	—	—	85,771
Accrued interest payable	1,653	1,653	—	—
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
(Dollar amounts in thousands, except per share data) (Continued)

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

Note 7 — Derivative Financial Instruments
The following table provides the outstanding notional balances and fair values of outstanding derivative positions at December 31, 2016 and 2015.

	December 31, 2016			December 31, 2015
	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$10,952	$379	$—	$12,518	$421	$—
Forward mortgage-backed securities trades	18,613	36	80	20,374	15	29
Commercial loan interest rate swaps and caps:
Loan customer counterparty	112,294	—	1,369	24,796	$260	—
Financial institution counterparty	112,294	1,369	—	24,796	—	260
IRLCs - The Company enters into IRLCs with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked into that interest rate. The estimated fair values of IRLCs are based on the fair value of the related mortgage loan which is based observable market data. The Company adjusts the outstanding IRLCs based on the expectation that it will be exercised and the loan will be funded.
Forward mortgage-backed securities trades - To manage the price risk associated with IRLCs, the Company enters into forward sales of mortgage-backed securities in an amount similar to the portion of the IRLC expected to close, assuming no change in mortgage interest rates. In addition, to manage the interest rate risk associated with mortgage loans held for sale, the Company enters into forward sales of mortgage-backed securities to deliver mortgage loan inventory to investors. The estimated fair values of forward sales of mortgage-backed securities and forward sale commitments are based on quoted market values.
Interest rate swaps and caps - These derivative positions relate to transactions in which we enter into an interest rate swap or cap with a customer, while at the same time entering into an offsetting interest rate swap or cap with another financial institution. An interest rate swap transaction allows our customer to effectively convert a variable rate loan to a fixed rate. In connection with each swap, we agree to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, we agree to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

same notional amount. In connection with each interest rate cap, we sell a cap to the customer and agree to pay interest if the underlying index exceeds the strike price defined in the cap agreement.  Simultaneously we purchase a cap with matching terms from another financial institution which agrees to pay us if the underlying index exceeds the strike price.
The commercial loan customer counterparty weighted average received and paid interest rates for interest rate swaps outstanding at December 31, 2016 and 2015 are presented in the following table.

	Weighted-Average Interest Rate
	December 31, 2016		December 31, 2015
	Received	Paid	Received	Paid
Loan customer counterparty	3.12%	2.36%	5.01%	3.37%
Our credit exposure on interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $118 at December 31, 2016. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. Our credit exposure, net of collateral pledged, relating to interest rate swaps with upstream financial institution counterparties was approximately $1,335 at December 31, 2016.  A credit support annex is in place and allows the bank to call collateral from upstream financial institution counterparties. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. Our cash collateral pledged for interest rate swaps and included in our interest-bearing deposits, which totaled $1,950 and $300 at December 31, 2016 and 2015 respectively, is in excess of our credit exposure.
The initial and subsequent changes in the fair value of IRLCs and the forward sales of mortgage-back securities are recorded in net gain on sale of mortgage loans. These gains and losses were not attributable to instrument-specific credit risk. For interest rate swaps and caps, because we act as an intermediary for our customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on our results of operations. Income (loss) for the years ending December 31, 2016, 2015 and 2014 was as follows:

Derivatives not designated as hedging instruments	Years Ended December 31,
	2016	2015	2014
IRLC's	$(43)	$8	$—
Forward mortgage-backed securities trades	13	(195)	—

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Note 8 — Premises and Equipment
Premises and equipment were as follows:

	December 31,
	2016	2015
Land	$23,636	$25,546
Buildings	59,298	60,807
Furniture, fixtures and equipment	19,561	18,848
Leasehold improvements	7,674	7,556
	110,169	112,757
Less: accumulated depreciation	(35,943)	(35,120)
Total	$74,226	$77,637
Depreciation expense was $6,186, $6,550 and $4,047 for 2016, 2015 and 2014, respectively.
Operating Leases: The Company leases certain bank or loan production office properties and equipment under operating leases. Certain leases contain renewal options that may be exercised. Rent expense was $7,928, $6,895 and $2,317 for 2016, 2015 and 2014, respectively.
Rent commitments, before considering applicable renewal options, as of December 31, 2016, were as follows:

Balance
2017	$6,218
2018	5,634
2019	4,791
2020	4,424
2021	4,238
Thereafter	20,572
Total	$45,877
The Company leases office space in certain locations to other unaffiliated tenants. Rental income of $704 was recognized during 2016. This rental income is recorded in the consolidated statement of income as an offset to occupancy expense. Aggregate future minimum rental payments to be received under non-cancelable subleases at December 31, 2016, were $1,087. At December 31, 2016, the Company had no commitments for future locations and held two parcels of land for future development. The Company sold one of these parcels of land in January 2017, resulting in a gain of $1,304.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Note 9 - Goodwill and Core Deposit Intangibles

Goodwill and other intangible assets are presented in the table below. Changes in the carrying amount of the Company's goodwill and core deposit intangibles (“CDI”) for years ended December 31, 2016 and 2015, were as follows:

	Goodwill	Core Deposit Intangibles
Balance as of December 31, 2014	$29,650	$616
LegacyTexas Group, Inc. acquisition	151,126	880
Amortization of core deposit intangible	—	(466)
Balance as of December 31, 2015	180,776	1,030
Disposition of insurance subsidiary goodwill upon the sale of subsidiary operations	(2,217)	—
Amortization of core deposit intangible	—	(365)
Balance as of December 31, 2016	$178,559	$665

Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill or other intangibles has occurred.
CDI are amortized on an accelerated basis over their estimated lives with a weighted average amortization period of 8 years. The CDI amortization expense is reported in other non-interest expense on the Company's consolidated statements of income. The estimated aggregate future amortization expense for CDI remaining as of December 31, 2016 is as follows:

Balance
2017	$263
2018	156
2019	101
2020	73
2021	48
Thereafter	24

Note 10 - Deposits
Time deposits of $250 or more totaled $951,688 and $503,719 at December 31, 2016 and 2015, respectively. The $250 FDIC insurance coverage limit applies per depositor, per insured depository institution, for each account ownership category.
At December 31, 2016 and 2015, the Company had $355,455 and $371,692 in reciprocal deposits, respectively. These consisted entirely of certificates of deposit made under the Company's participation in the Certificate of Deposit Account Registry Service® (CDARS®) and Insured Cash Sweep (ICS) money market product. Through CDARS®, the Company can provide a depositor the ability to place up to $50,000 on deposit with the Company while receiving FDIC insurance on the entire deposit by placing customer funds in excess of the FDIC deposit limits with other financial institutions in the CDARS® network. In return, these financial institutions place customer funds with the Company on a reciprocal basis. Similarly, customer funds in our ICS money market product are swept from a transaction account at the Company into money market accounts at multiple banks to allow access to FDIC insurance coverage through multiple accounts, up to $75,000. Regulators consider reciprocal deposits to be brokered deposits.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

At December 31, 2016, scheduled maturities of time deposits for the next five years with the weighted average rate at the end of the period were as follows:

	Balance	Weighted Average Rate
2017	$992,786	0.73%
2018	256,150	0.99
2019	29,019	0.98
2020	22,858	1.39
2021 and thereafter	67,091	1.65
Total	$1,367,904	0.84%
At December 31, 2016 and 2015, the Company's deposits included public funds totaling $1,001,820 and $708,723, respectively. At December 31, 2016 and 2015, overdrawn deposits of $340 and $1,177 were reclassified as unsecured consumer loans.
Interest expense on deposits is summarized as follows:

	Years Ended December 31,
	2016	2015	2014
Interest-bearing demand	$3,974	$3,297	$1,653
Savings and money market	7,288	3,644	3,144
Time	9,772	6,186	3,415
Total	$21,034	$13,127	$8,212

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Note 11 - Borrowed Funds

Borrowed funds are summarized as follows:

	December 31,
	2016		2015
	Amount	Rate[1]	Amount	Rate[1]
Federal Home Loan Bank advances	$833,682	0.71%	$1,439,904	0.51%
Repurchase Agreements
Credit Suisse structured repurchase agreement	25,000	3.02	25,000	3.22
Overnight repurchase agreements with depositors	61,691	0.15	58,269	0.16
Subordinated Debt
Fixed to floating rate note maturing on December 1, 2025	125,000	5.58	75,000	5.50
Junior subordinated debentures	15,464	2.66	15,464	2.21
1 Rate at period-end, with the exception of the fixed to floating rate subordinated debt note, which is a weighted average rate calculated using period-end rates.
Federal Home Loan Bank ("FHLB") Advances
At December 31, 2016, advances from the FHLB had interest rates ranging from 0.46% to 6.00%. At December 31, 2015, advances from the FHLB had interest rates ranging from 0.28% to 6.00%. At December 31, 2016, the Company had $800,000 in variable rate FHLB advances.
In 2010, certain FHLB fixed-rate advances were modified. The early repayment of the debt resulted in a prepayment penalty, which is being amortized to interest expense as an adjustment to the cost of the new FHLB advances. The prepayment penalty, net of accumulated amortization, was $27 and $456 at December 31, 2016 and 2015.
The advances were collateralized by mortgage and commercial loans with FHLB collateral values of $1,877,506 and $1,461,248 under a blanket lien arrangement at December 31, 2016 and 2015, respectively. Additionally, securities safekept at FHLB and FHLB stock are used as collateral for advances. Based on this collateral, the Company was eligible to borrow an additional $1,821,693 and $1,030,732 at December 31, 2016 and 2015, respectively. The current agreement provided for a maximum borrowing amount of approximately $3,601,739 and $3,025,653 at December 31, 2016 and 2015, respectively.
Repurchase Agreements
Repurchase agreements ("repos") which are classified as securities transactions, are not insured by the FDIC, are not guaranteed, and may lose value. A repo is an agreement between two parties whereby one party (a bank as counterparty) sells the other (as customer) a security at a specified price with a commitment to buy the security back at a fixed time and price. Repos are accounted for as collateralized borrowings and are recorded at amounts equal to cash received.
Inherent in repurchase agreements is a risk that the fair value of the collateral pledged on the agreements could decline below the amount obligated under the agreements. To mitigate this risk to the customer, the Company, as the bank counterparty, marks securities sold under repos to fair value on a daily basis and provides 115% market value protection on overnight repos and 112% market value protection on its structured repo.
In April 2008, the Company entered into a 10-year term structured repurchase callable agreement for $25,000 to leverage the balance sheet and increase liquidity. The interest rate adjusts quarterly to 6.25% less the 90 day LIBOR, subject to a lifetime cap of 3.02%. At December 31, 2016, the Company also had $61,691 in overnight repurchase agreements with depositors.
Subordinated Debt
In November 2015, the Company issued $75,000 of Fixed-to-Floating Rate Subordinated Notes (the “Notes”) that mature on December 1, 2025 (the “Maturity Date”). In September 2016, the Company issued an additional $50,000 of Notes that mature on the Maturity Date. The Notes, which qualify as Tier 2 capital for regulatory purposes, have an interest rate of 5.50% and 5.69%, respectively, per annum, payable semi-annually on each December 1 and June 1 through December 1, 2020. From and

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

including December 1, 2020 through maturity or earlier redemption, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month LIBOR rate plus 3.89%, payable on March 1, June 1, September 1, and December 1 of each year through the maturity date or earlier redemption. The Company may, at its option, beginning on December 1, 2020 and on any scheduled interest payment date thereafter, redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption. Any partial redemption will be made pro rata among all of the holders.
The Notes were sold at an underwriting discount and the discount, as well as debt issuance costs, are netted against the subordinated debt liability on the balance sheet in accordance with ASU 2015-03. The unamortized underwriting discount and debt issuance costs totaled $2,709 at December 31, 2016. The Notes are subordinated in right of payment to all of the Company's senior indebtedness and effectively subordinated to all existing and future debt and all other liabilities of the Company's subsidiaries.
Upon the acquisition of LegacyTexas Group, Inc., the Company acquired $15,000 (15,000 shares with a liquidation amount of $1 per security) of Floating Rate Cumulative Trust Preferred Securities ("TruPS") and $464 of common stock through an unconsolidated subsidiary, Legacy Capital Trust III ("Trust III"). Trust III invested the total proceeds from the sale of TruPS and common stock (totaling $15,464) in floating rate Junior Subordinated Debentures (the "Trust III Debentures") issued by the Company. The terms of the Trust III Debentures are such that they qualify as Tier I capital for regulatory purposes. Interest on the Trust III Debentures is payable quarterly on March 15, June 15, September 15 and December 15 of each year, at a rate equal to the three month LIBOR rate plus 1.70% (2.66% at December 31, 2016). Principal is due at maturity on December 15, 2036. The TruPS are guaranteed by the Company and are subject to redemption. The Company may redeem the Trust III Debentures, in whole or in part, on any March 15, June 15, September 15 and December 15 at an amount equal to the principal amount being redeemed plus accrued and unpaid interest to the redemption date. At December 31, 2016 and 2015, the Trust III Debentures were reduced by a purchase accounting fair value discount of $3,723 and $3,905, respectively.
Also upon the acquisition of LegacyTexas Group, Inc., the Company acquired $15,000 of TruPS and $464 of common stock through an unconsolidated subsidiary. The subsidiary invested the total proceeds from the sale of the TruPS and common stock in floating rate Junior Subordinated Debentures issued by LegacyTexas Group, Inc. On April 7, 2015, the Company paid this debt in full.
Other Borrowing Information
At December 31, 2016, borrowed funds, reported gross of purchase accounting fair value discounts, prepayment penalties and debt issuance costs, were structured to contractually pay down as follows:

	FHLB Advances	Repurchase Agreements	Subordinated Debt	Total
2017	$615,546	$61,691	$—	$677,237
2018	212,754	25,000	—	237,754
2019	2,314	—	—	2,314
2020	931	—	—	931
2021	856	—	—	856
Thereafter	1,308	—	140,464	141,772
	$833,709	$86,691	$140,464	$1,060,864
Upon the acquisition of LegacyTexas Group, Inc., the Company assumed long-term notes totaling $8,900. These notes were paid off during the first quarter of 2015.
At December 31, 2016 and 2015, the Company had borrowing availability representing the collateral value assigned to the securities pledged to the discount window through the FRB of $46,725 and $35,632, respectively. Additionally, uncommitted, unsecured Fed Fund lines of credit totaling $255,000 and $285,000 were available at December 31, 2016 and 2015, respectively, from multiple correspondent banks.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Note 12 — Benefits
Employee Stock Ownership (“ESOP”) and 401(k) Plan: The Company offers a KSOP plan composed of an ESOP and 401(k) plan. Employees may participate under the 401(k) portion of the KSOP as of the date they first complete an hour of service with the Bank.  Employees are eligible to receive a matching contribution of 100% of employee contributions up to a maximum of 5% of the employee's qualifying compensation. Matching expense for 2016, 2015 and 2014 was $2,479, $2,130 and $1,283, respectively.
The ESOP portion of the KSOP was established in connection with the 2006 minority stock offering. In 2006 the ESOP purchased shares of common stock financed by a term loan from the Company. This note was fully repaid in September 2016, and all shares have been allocated to participant accounts. In 2010, the ESOP purchased 1,588,587 shares of common stock with proceeds from a 30 year note in the amount of $15,886 from the Company. The Company's Board of Directors determines the amount of contribution to the ESOP annually but is required to make contributions sufficient to service the ESOP's debt. Dividends on unallocated shares held by the ESOP are applied to the ESOP note payable. Shares are released for allocation to eligible employees as the ESOP debt is repaid. Eligible employees receive an allocation of released shares at the end of the calendar year on a relative compensation basis. Employees are eligible if they meet the minimum service and eligibility requirements. The dividends paid on allocated shares are paid to employee accounts. Contributions to the ESOP were $1,468, $2,060, and $2,060 during 2016, 2015 and 2014, and expense was $3,174, $4,914 and $4,725 for December 31, 2016, 2015 and 2014, respectively.
Shares held by the ESOP at December 31 are categorized as follows:

	2016	2015
Allocated to participants	1,643,294	1,522,883
Unearned	1,245,046	1,365,457
Total ESOP shares	2,888,340	2,888,340
Fair value of unearned shares at December 31	$53,612	$34,164
Deferred Compensation Plan: The Company has entered into certain non-qualified deferred compensation agreements with members of the executive management team, directors and certain employees. These agreements, which are subject to the rules of section 409(a) of the Internal Revenue Code, relate to the voluntary deferral of compensation received and do not have an employer contribution. The accrued liability as of December 31, 2016 and 2015 was $3,344 and $4,086, respectively.
Included in other assets is a universal life insurance policy, as well as variable and fixed annuity contracts, totaling $3,534 and $4,272 at December 31, 2016 and 2015, respectively. The Company is the owner and beneficiary of the policy, which pays interest on the funds invested. The life insurance policy is recorded at the net cash surrender value, or the amount that can be realized.
Bank-Owned Life Insurance: The Company is the sole owner of life insurance policies pertaining to certain employees and directors. The selected insured employees and directors agreed to a share of the death benefit while they remain actively employed with the Company or serve on its board. In the event of death while actively employed with the Company, the employee's or director's designated beneficiary will receive an income tax free death benefit paid.
The Company also is the sole owner of other life insurance policies that do not share the death benefit with the employees. The total balance of the bank-owned life insurance policies, reported as an asset, at December 31, 2016 and 2015 totaled $56,477 and $55,231.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Note 13 - Share-based Compensation
The Company has shareholder approved share-based compensation plans that are accounted for under ASC 718, Compensation - Stock Compensation, which requires companies to record compensation cost for share-based payment transactions with employees in return for employment service. Under the plans, options to purchase 3,370,040 shares of common stock and 1,348,016 restricted shares of common stock were made available. The plans allow for the Company to grant restricted stock, restricted stock units, stock options and stock appreciation rights to directors, advisory directors, officers and other employees. Shares issued in connection with stock compensation awards are issued from available authorized shares. Compensation cost charged to income for share-based compensation, which is reported in non-interest expense as salaries and employee benefits expense, is presented below:

	Years ended December 31,
	2016	2015	2014
Restricted stock	$3,477	$3,459	$2,561
Stock options	2,537	2,018	1,156
Income tax benefit	2,105	1,917	1,301
A summary of activity in the restricted stock portion of the Company's stock plans for 2016, 2015 and 2014 is presented below:

	Time-Based Shares		Performance-Based Shares
	Shares	Weighted- Average Grant Date Fair Value [1]	Shares	Weighted- Average Grant Date Fair Value [2]
Non-vested at January 1, 2014	381,402	$20.39	82,400	$27.45
Granted	20,000	24.69	—	—
Vested	(103,799)	20.32	—	—
Non-vested at December 31, 2014	297,603	20.45	82,400	23.89
Granted	80,000	21.23	—	—
Vested	(131,142)	19.98	(20,600)	23.89
Non-vested at December 31, 2015	246,461	20.98	61,800	25.02
Granted	55,180	29.29	40,200	29.29
Vested	(101,465)	20.70	(20,600)	25.02
Non-vested at December 31, 2016	200,176	$23.79	81,400	$43.06
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
As of December 31, 2016, there was $5,398 of total unrecognized compensation expense related to non-vested restricted shares awarded under the Company's stock plans. That expense is expected to be recognized over a weighted-average period of 1.40 years. The total fair value of shares vested during the years ended December 31, 2016 and 2015, was $2,615 and $3,113, respectively. Total restricted shares available for future issuance under the plans totaled 64,009 at December 31, 2016 with 1,409,004 shares having been issued under the plans through December 31, 2016.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

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
The weighted average fair value of stock options granted during 2016, 2015 and 2014 was $7.77, $6.82 and $7.17, respectively. The fair value of options granted was determined using the following weighted-average assumptions as of grant date:

	2016	2015	2014
Risk-free interest rate	1.37%	1.80%	2.16%
Expected term of stock options (years)	6.3	6.2	6.2
Expected stock price volatility	32.07%	31.14%	30.96%
Expected dividends	1.93%	1.95%	1.84%

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

A summary of activity in the stock option portion of the Company's share-based compensation plans as of the years ended December 31, 2016, 2015 and 2014 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	1,173,618	$18.16	8.4	$10,903
Granted	328,750	26.09	10.0	—
Exercised	(56,035)	13.66	—	652
Forfeited	(75,460)	17.63	—	—
Outstanding at December 31, 2014	1,370,873	20.27	8.0	5,679
Granted	633,000	25.66	10.0	—
Exercised	(58,855)	16.12	—	644
Forfeited	(79,268)	20.89	—	—
Outstanding at December 31, 2015	1,865,750	22.21	7.9	6,401
Granted	392,838	29.15	10.0	—
Exercised	(175,192)	19.08	—	2,251
Forfeited	(75,316)	25.57	—	—
Outstanding at December 31, 2016	2,008,080	$23.71	7.4	$38,850
Fully vested and expected to vest	1,990,524	$23.68	7.4	$38,585
Exercisable at December 31, 2016	719,156	$20.51	6.2	$16,218
As of December 31, 2016, there was $7,091 of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over a weighted-average period of 2.45 years. At December 31, 2016, the Company applied an estimated forfeiture rate of 5% based on historical activity. The intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the market price of our common stock as of the reporting date.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Note 14 — Income Taxes
The Company's pre-tax income is subject to federal income tax and state margin tax at a combined rate of 36% for 2016, 2015 and 2014. Income tax expense for 2016, 2015 and 2014, was as follows:

	2016	2015	2014
Current expense	$59,900	$38,648	$19,073
Deferred expense	(6,798)	(692)	(1,414)
Total income tax expense	$53,102	$37,956	$17,659

At December 31, 2016 and 2015, deferred tax assets and liabilities were due to the following:

	December 31,
	2016	2015
Deferred tax assets:
Allowance for loan losses	$22,602	$16,483
Deferred compensation arrangements	1,261	1,536
Self-funded health insurance	241	203
Non-accrual interest	966	632
Restricted stock and stock options	3,132	2,275
Accrued expenses	1,255	715
Fair value mark on purchased loans	2,348	3,838
Net unrealized loss on securities available for sale	1,465	72
Other	2,121	811
	35,391	26,565
Deferred tax liabilities:
Depreciation	(336)	(1,011)
Partnerships — CRA-purposed private equity funds	(1,697)	(1,328)
Fair value mark on subordinated debt	(1,303)	(1,367)
Other	(2,824)	(1,819)
	(6,160)	(5,525)
Net deferred tax asset	$29,231	$21,040

The net deferred tax asset is recorded on the consolidated balance sheets under “other assets.” Management performed an analysis related to the Company's deferred tax asset for each of the years ended December 31, 2016 and 2015 and, based upon these analyses, no valuation allowance was deemed necessary as of December 31, 2016 or 2015.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Effective tax rates differ from the federal statutory rate of 35% in 2016, 2015 and 2014, applied to income before income taxes due to the following:

	At and for the Year Ended December 31,
	2016	2015	2014
Federal statutory rate times financial statement income	$52,823	$38,105	$17,128
Effect of:
State taxes, net of federal benefit	267	37	66
Tax credit on CRA-purposed private equity fund	—	—	(58)
Bank-owned life insurance income	(436)	(419)	(220)
Municipal interest income	(1,041)	(1,025)	(772)
ESOP shares released	757	1,207	1,140
One-time merger expenses	—	—	381
Sale of LegacyTexas Insurance Services, Inc.	640	—	—
Other	92	51	(6)
Total income tax expense	$53,102	$37,956	$17,659
Effective Tax Rate	35.18%	34.86%	36.09%
The Company files income tax returns in the U.S. federal jurisdiction and several U.S. state jurisdictions. The Company is generally no longer subject to U.S. federal income tax examinations for tax years prior to 2013.
Note 15 — Related Party Transactions
Loans to executive officers, directors, and their affiliates during 2016 were as follows:

Balance
Beginning balance	$15,365
New loans	21
Effect of changes in composition of related parties	—
Repayments	(49)
Ending balance	$15,337

None of the above loans were considered non-performing or potential problem loans. These loans are made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectability. Deposits from executive officers, directors, and their affiliates at December 31, 2016 and 2015 were $48,761 and $44,907, respectively.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Note 16 — Regulatory Capital Matters
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
The Bank and the Company are regulated by the Texas Department of Banking ("TDOB") and the Board of Governors of the Federal Reserve System ("FRB"). The ability of a subsidiary bank to pay dividends depends on its earnings and capital levels and may be limited by their regulator's directives or orders. A bank generally must obtain regulatory approval of a dividend if the total dividends declared during the current year, including the proposed dividend, exceed net income for the current year and retained net income for the prior two years.
Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is adequately capitalized, regulatory approval is required to accept brokered deposits. If an institution is undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2016 and 2015, the most recent regulatory notification categorized the Bank and the Company as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. Management believes that, at December 31, 2016, the Bank and the Company met all capital adequacy requirements to which they were subject.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

	Actual		Required for Capital Adequacy Purposes		To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016
Total risk-based capital
the Company	$910,040	11.71%	$621,870	8.00%	$777,338	10.00%
the Bank	869,523	11.19	621,840	8.00	777,300	10.00
Tier 1 risk-based capital
the Company	721,600	9.28	466,403	6.00	466,403	6.00
the Bank	803,374	10.34	466,380	6.00	621,840	8.00
Common equity tier 1 risk-based capital
the Company	709,858	9.13	349,802	4.50	n/a1	n/a1
the Bank	803,374	10.34	349,785	4.50	505,245	6.50
Tier 1 leverage
the Company	721,600	8.73	330,782	4.00	n/a1	n/a1
the Bank	803,374	9.71	330,873	4.00	413,591	5.00
As of December 31, 2015
Total risk-based capital
the Company	$755,689	11.58%	$522,107	8.00%	$652,634	10.00%
the Bank	691,554	10.60	522,116	8.00	652,645	10.00
Tier 1 risk-based capital
the Company	635,162	9.73	391,580	6.00	391,580	6.00
the Bank	644,461	9.87	391,587	6.00	522,116	8.00
Common equity tier 1 risk-based capital
the Company	623,604	9.56	293,685	4.50	n/a1	n/a1
the Bank	644,461	9.87	293,690	4.50	424,219	6.50
Tier 1 leverage
the Company	635,162	9.46	268,430	4.00	n/a1	n/a1
the Bank	644,461	9.61	268,273	4.00	335,341	5.00
1 Not applicable

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Note 17 - Commitments and Contingent Liabilities
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
The contractual amounts of financial instruments with off‑balance sheet risk at December 31, 2016 and 2015, are summarized below. Please see Part II-Item 7- "Off-Balance Sheet Arrangements, Contractual Obligation and Commitments" of this Form 10-K for information related to commitment maturities.

	December 31,
	2016	2015
Unused commitments to extend credit	$1,642,528	$1,211,964
Unused capacity on Warehouse Purchase Program loans	892,659	476,281
Standby letters of credit	29,198	18,644
Total unused commitments/capacity	$2,564,385	$1,706,889
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
In addition to the commitments above, the Company guarantees the credit card debt of certain customers to the merchant bank that issues the credit cards. These guarantees are in place for as long as the guaranteed credit card is open. At December 31, 2016 and 2015, these credit card guarantees totaled $3,335 and $1,028, respectively. This amount represents the maximum potential amount of future payments under the guarantee, which the Company is responsible for in the event of customer non-payment.
In the third quarter of 2016, the Company established an allowance for credit losses on off-balance sheet lending-related commitments through a charge to provision for credit losses on the Company's consolidated statement of income. The establishment of this allowance for credit losses on off-balance sheet lending-related commitments was due to the expansion of the Company's lending business, as well as recent increased diversification of the types of off-balance sheet commitments offered by the Company. At December 31, 2016, this allowance for credit losses on off-balance sheet lending-related commitments, included in "other liabilities" on the Company's consolidated balance sheets, totaled $1,500. Because business processes and credit risks associated with unfunded credit commitments are essentially the same as for loans, the company utilizes similar processes to estimate its liability for unfunded credit commitments.
In addition to the commitments above, the Company had overdraft protection available in the amounts of $85,709 and $87,077 at December 31, 2016 and 2015, respectively.
The Company, at December 31, 2016, had FHLB letters of credit of $946,338 pledged to secure public deposits, repurchase agreements, and for other purposes required or permitted by law.
At December 31, 2016, the Company had $2,080 of unfunded commitments recorded in other liabilities in its consolidated

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

balance sheet related to investments in community development-oriented private equity funds used for Community Reinvestment Act purposes. The total investment in these equity funds was $11,168, with an average ownership of 5.3%.
Liability for Mortgage Loan Repurchase Losses
Residential mortgage loans are sold in the secondary market with standard representations and warranties regarding certain characteristics such as the quality of the loan, the absence of fraud, the eligibility of the loan for sale and the future servicing associated with the loan. The Company may be required to repurchase these loans at par, or make-whole or indemnify the purchasers for losses incurred when representations and warranties are breached.
The company maintains a repurchase liability related to residential mortgage loans sold with representations and warranty provisions. This repurchase liability is reported in other liabilities on the consolidated balance sheets and reflects management’s estimate of losses based on historical repurchase and loss trends, as well as other factors that may result in anticipated losses different from historical loss trends. Adjustments to this reserve are recorded in other non-interest expense on the consolidated statements of income. The liability was $143 and $147 at December 31, 2016 and 2015, respectively.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Note 18 - Parent Company Only Condensed Financial Information
Condensed financial information of the Company is as follows:

CONDENSED BALANCE SHEETS
December 31,

	2016	2015
ASSETS
Cash on deposit at subsidiary	$16,962	$42,980
Investment in banking subsidiary	978,880	824,933
Receivable from banking subsidiary	10,317	7,456
ESOP note receivable and other assets	13,999	14,498
Total assets	$1,020,158	$889,867
LIABILITIES AND SHAREHOLDERS’ EQUITY
Borrowings	$134,032	$84,992
Other liabilities	761	799
Shareholders’ equity	885,365	804,076
Total liabilities and shareholders’ equity	$1,020,158	$889,867

CONDENSED STATEMENTS OF INCOME
December 31,

	2016	2015	2014
Cash dividends from subsidiary	$—	$24,500	$19,187
Excess of earnings over dividend from subsidiary	103,572	48,677	20,044
Interest income on ESOP loan	487	565	633
Interest income on subordinated debt	11	17	—
Other income	—	5	—
	104,070	73,764	39,864
Interest expense	6,040	1,046	—
Operating expenses	3,236	3,009	13,036
Earnings before income tax benefit	94,794	69,709	26,828
Income tax benefit	3,027	1,207	4,450
Net income	$97,821	$70,916	$31,278

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
December 31,

	2016	2015	2014
Cash flows from operating activities
Net income	$97,821	$70,916	$31,278
Adjustments to reconcile net income to net cash from operating activities:
Excess of earnings over dividend from subsidiary	(103,572)	(48,677)	(20,044)
Amortization	530	171	—
Activity in share-based compensation plans	3,152	3,068	3,096
Net change in intercompany receivable	—	—	(31,395)
Net change in other assets	(481)	6,931	(1,820)
Net change in other liabilities	(38)	(14,544)	4,134
Net cash provided by (used in) operating activities	(2,588)	17,865	(14,751)
Cash flows from investing activities
Capital contribution (to) from subsidiary	(49,000)	(40,000)	31,395
Cash and cash equivalents acquired from LegacyTexas Group, Inc.	—	201	—
Payments received on ESOP notes receivable	981	1,495	1,427
Net cash provided by (used in) investing activities	(48,019)	(38,304)	32,822
Cash flows from financing activities
Proceeds from borrowings	73,439	73,407	—
Repayments of borrowings	(24,929)	(24,364)	—
Share repurchase	—	(7,989)	—
Net issuance of common stock under employee stock plans	3,755	1,284	1,085
Payment of dividends	(27,676)	(25,747)	(19,187)
Net cash provided by (used in) financing activities	24,589	16,591	(18,102)
Net change in cash and cash equivalents	(26,018)	(3,848)	(31)
Beginning cash and cash equivalents	42,980	46,828	46,859
Ending cash and cash equivalents	$16,962	$42,980	$46,828

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

NOTE 19 - Quarterly Financial Data (Unaudited)

			Net Interest Income	Provision for Credit Losses	Securities Gains and (Losses)		Earnings per Share
	Interest Income	Interest Expense				Net Income	Basic	Diluted
2016
First quarter	$72,608	$7,257	$65,351	$8,800	$—	$22,082	0.48	0.48
Second quarter	77,336	7,982	69,354	6,800	65	23,217	0.50	0.50
Third quarter	82,911	9,431	73,480	3,467	(3)	27,217	0.59	0.58
Fourth quarter	84,497	10,413	74,084	7,833	(6)	25,305	0.54	0.54
2015
First quarter	$61,618	$5,292	$56,326	$3,000	$211	$16,324	0.35	0.35
Second quarter	64,967	5,146	59,821	3,750	—	20,251	0.44	0.44
Third quarter	66,525	5,337	61,188	7,515	(25)	17,895	0.39	0.38
Fourth quarter	69,582	5,840	63,742	11,200	17	16,446	0.36	0.35

Note 20 — Subsequent Events
The Company evaluated events from the date of the consolidated financial statements on December 31, 2016 through the issuance of those consolidated financial statements included in this Annual Report on Form 10-K dated February 9, 2017.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) as of December 31, 2016, was carried out under the supervision and with the participation of our Chief Executive Officer, Principal Financial Officer and several other members of our senior management. Our Chief Executive Officer and Principal Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the Company’s systems of internal control over financial reporting as of December 31, 2016. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management believes that, as of December 31, 2016, the Company maintained effective internal control over financial reporting based on those criteria. The Company’s independent registered public accounting firm that audited the financial statements included in this annual report on Form 10-K has issued an attestation report on the Company’s internal control over financial reporting. The attestation report of Ernst & Young LLP appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
LegacyTexas Financial Group, Inc.

We have audited LegacyTexas Financial Group, Inc.’s (the "Company's") internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). LegacyTexas Financial Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, LegacyTexas Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 of LegacyTexas Financial Group, Inc. and our report dated February 9, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young

Dallas, Texas
February 9, 2017

(c)
Changes in Internal Control Over Financial Reporting: During the quarter ended December 31, 2016, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Directors and Executive Officers. The information concerning our directors required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on May 22, 2017, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year. Information required by this item regarding the audit committee of the Company’s Board of Directors, including information regarding the audit committee financial expert serving on the audit committee, is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on May 22, 2017, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year. Information about our executive officers is contained under the caption “Executive Officers” in Part I of this Form 10-K, and is incorporated herein by this reference.
Section 16(a) Beneficial Ownership Reporting Compliance. The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent shareholders required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on May 22, 2017, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.
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
The information concerning compensation required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on May 22, 2017, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information concerning security ownership of certain beneficial owners and management and our equity incentive plan required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on May 22, 2017, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year. Information regarding our equity compensation plans is included in Item 5 of this Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on May 22, 2017, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services
The information concerning principal accountant fees and services is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on May 22, 2017, a copy of which will be filed not later than 120 days after the end of our fiscal year.

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

101
Financial statements from Annual Report on Form 10-K of the Registrant for the year ended December 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Audited Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

LEGACYTEXAS FINANCIAL GROUP, INC. (Registrant)
Date:	February 9, 2017	By:	/s/ Kevin J. Hanigan
Kevin J. Hanigan
President and Chief Executive Officer (Principal Executive Officer)
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Kevin J. Hanigan and J. Mays Davenport his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him/her and in his/her name, place and stead, in any and all capacities, to sign any amendment to LegacyTexas Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming said attorney-in-fact and agent or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Anthony J. LeVecchio	Date:	February 9, 2017
Anthony J. LeVecchio, Chairman of the Board and Director

/s/ Arcilia Acosta	Date:	February 9, 2017
Arcilia Acosta, Director

/s/ George A. Fisk	Date:	February 9, 2017
George A. Fisk, Director

/s/ Bruce W. Hunt	Date:	February 9, 2017
Bruce W. Hunt, Director

/s/ James Brian McCall	Date:	February 9, 2017
James Brian McCall, Director

/s/ Karen H. O'Shea	Date:	February 9, 2017
Karen H. O'Shea, Director

/s/ Greg Wilkinson	Date:	February 9, 2017
Greg Wilkinson, Director

/s/ J. Mays Davenport	Date:	February 9, 2017
J. Mays Davenport, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits:

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Principal Financial Officer

32	Section 1350 Certifications

101
Financial statements from Annual Report on Form 10-K of the Registrant for the year ended December 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Audited Financial Statements.