Form 10-Q
period 2017-03-31
LegacyTexas Financial Group, Inc.
filed 2017-04-25
CIK 1487052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Registrant’s telephone number, including area code: (972) 578-5000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class: Common Stock	Shares Outstanding as of April 24, 2017:
47,940,133

LEGACYTEXAS FINANCIAL GROUP, INC.
FORM 10-Q
March 31, 2017

PART 1 - FINANCIAL INFORMATION        Item 1. Financial Statements
LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
ASSETS	(unaudited)
Cash and due from financial institutions	$60,073	$59,823
Short-term interest-bearing deposits in other financial institutions	294,955	229,389
Total cash and cash equivalents	355,028	289,212
Securities available for sale, at fair value	381,831	354,515
Securities held to maturity (fair value: March 31, 2017 — $203,394, December 31, 2016— $212,981)	200,541	210,387
Loans held for sale, at fair value	19,315	21,279
Loans held for investment:
Loans held for investment (net of allowance for loan losses of $70,656 at March 31, 2017 and $64,576 at December 31, 2016)	6,197,429	5,998,596
Loans held for investment - Warehouse Purchase Program	846,973	1,055,341
Total loans held for investment	7,044,402	7,053,937
Federal Home Loan Bank ("FHLB") stock and other restricted securities, at cost	43,156	43,266
Bank-owned life insurance	56,768	56,477
Premises and equipment, net	72,312	74,226
Goodwill	178,559	178,559
Other assets	84,630	80,397
Total assets	$8,436,542	$8,362,255
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand	$1,449,656	$1,383,951
Interest-bearing demand	873,085	903,314
Savings and money market	2,679,538	2,710,307
Time	1,377,367	1,367,904
Total deposits	6,379,646	6,365,476
FHLB advances	830,195	833,682
Repurchase agreements	76,880	86,691
Subordinated debt	134,155	134,032
Accrued expenses and other liabilities	115,749	57,009
Total liabilities	7,536,625	7,476,890
Commitments and contingent liabilities (See Note 10)
Shareholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized; 0 shares issued — March 31, 2017 and December 31, 2016	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; 47,940,133 shares issued — March 31, 2017 and 47,876,198 shares issued December 31, 2016	479	479
Additional paid-in capital	592,159	589,408
Retained earnings	321,648	310,641
Accumulated other comprehensive income (loss), net	(2,051)	(2,713)
Unearned Employee Stock Ownership Plan (ESOP) shares; 1,231,808 shares at March 31, 2017 and 1,245,046 shares at December 31, 2016	(12,318)	(12,450)
Total shareholders’ equity	899,917	885,365
Total liabilities and shareholders’ equity	$8,436,542	$8,362,255
See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Interest and dividend income
Loans, including fees	$83,103	$68,806
Taxable securities	2,562	2,312
Nontaxable securities	755	774
Interest-bearing deposits in other financial institutions	732	330
FHLB and Federal Reserve Bank stock and other	384	386
	87,536	72,608
Interest expense
Deposits	7,110	4,122
FHLB advances	1,632	1,673
Repurchase agreements and other borrowings	2,246	1,462
	10,988	7,257
Net interest income	76,548	65,351
Provision for credit losses	22,301	8,800
Net interest income after provision for credit losses	54,247	56,551
Non-interest income
Service charges and other fees	8,431	8,181
Net gain on sale of mortgage loans held for sale	1,628	1,580
Bank-owned life insurance income	422	426
Net gain (loss) on securities transactions	(19)	—
Gain on sale and disposition of assets	1,399	4,072
Other	269	396
	12,130	14,655
Non-interest expense
Salaries and employee benefits	24,444	22,337
Advertising	817	1,036
Occupancy and equipment	3,654	3,691
Outside professional services	1,156	816
Regulatory assessments	985	1,133
Data processing	3,895	3,290
Office operations	2,276	2,468
Other	2,525	2,771
	39,752	37,542
Income before income tax expense	26,625	33,664
Income tax expense	8,435	11,582
Net income	$18,190	$22,082

Earnings per share:
Basic	$0.39	$0.48
Diluted	$0.38	$0.48
Dividends declared per share	$0.15	$0.14

See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2017	2016
Net income	$18,190	$22,082
Change in unrealized gains on securities available for sale	999	3,039
Reclassification of amount realized through securities transactions	19	—
Tax effect	(356)	(1,065)
Other comprehensive income, net of tax	662	1,974
Comprehensive income	$18,852	$24,056
See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)
(Dollars in thousands, except share and per share data)

For the three months ended March 31, 2016	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at January 1, 2016	$476	$576,753	$240,496	$(133)	$(13,516)	$804,076
Net income	—	—	22,082	—	—	22,082
Other comprehensive income, net of tax	—	—	—	1,974	—	1,974
Dividends declared ($0.14 per share)	—	—	(6,670)	—	—	(6,670)
ESOP shares earned (35,742 shares)	—	404	—	—	293	697
Share-based compensation expense	—	997	—	—	—	997
Activity in employee stock plans (0 shares)	—	(104)	—	—	—	(104)
Balance at March 31, 2016	$476	$578,050	$255,908	$1,841	$(13,223)	$823,052
For the three months ended March 31, 2017
Balance at January 1, 2017	$479	$589,408	$310,641	$(2,713)	$(12,450)	$885,365
Net income	—	—	18,190	—	—	18,190
Other comprehensive income, net of tax	—	—	—	662	—	662
Dividends declared ($0.15 per share)	—	—	(7,183)	—	—	(7,183)
ESOP shares earned (13,238 shares)	—	420	—	—	132	552
Share-based compensation expense	—	1,562	—	—	—	1,562
Activity in employee stock plans (63,935 shares)	—	769	—	—	—	769
Balance at March 31, 2017	$479	$592,159	$321,648	$(2,051)	$(12,318)	$899,917

See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income	$18,190	$22,082
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	22,301	8,800
Depreciation and amortization	1,790	1,761
Deferred tax benefit	(2,541)	(3,622)
Premium amortization and accretion of securities, net	1,106	1,030
Accretion related to acquired loans	(943)	(1,246)
Net loss on securities transactions	19	—
ESOP compensation expense	552	697
Share-based compensation expense	1,562	997
Excess tax benefit on vesting of stock awards	832	—
Net gain on loans held for sale	(1,628)	(1,580)
Loans originated or purchased for sale	(39,927)	(43,061)
Proceeds from sale of loans held for sale	43,519	49,561
FHLB stock dividends	(120)	(134)
Bank-owned life insurance income	(422)	(426)
(Gain) on sale and disposition of repossessed assets, premises and equipment	(1,359)	(3,940)
Net change in deferred loan fees/costs	(5,073)	(2,343)
Net change in accrued interest receivable	1,125	(321)
Net change in other assets	(913)	952
Net change in other liabilities	58,515	26,468
Net cash provided by operating activities	96,585	55,675
Cash flows from investing activities
Available-for-sale securities:
Maturities, prepayments and calls	766,985	14,266
Purchases	(794,153)	(21,123)
Held-to-maturity securities:
Maturities, prepayments and calls	9,591	11,565
Originations of Warehouse Purchase Program loans	(4,258,685)	(3,746,783)
Proceeds from pay-offs of Warehouse Purchase Program loans	4,467,053	3,761,941
Net change in loans held for investment, excluding Warehouse Purchase Program loans	(218,855)	(212,558)
Redemption (purchase) of FHLB and Federal Reserve Bank stock and other	230	8,561
Purchases of premises and equipment	(781)	(780)
Proceeds from sale of assets	3,388	13,466
Net cash (used in) investing activities	(25,227)	(171,445)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from financing activities
Net change in deposits	14,170	76,138
Proceeds from FHLB advances	—	515,000
Repayments on FHLB advances	(3,487)	(753,272)
Repayments of borrowings	(9,811)	(14,190)
Payment of dividends	(7,183)	(6,670)
Activity in employee stock plans	769	(104)
Net cash (used in) financing activities	(5,542)	(183,098)
Net change in cash and cash equivalents	65,816	(298,868)
Beginning cash and cash equivalents	289,212	615,639
Ending cash and cash equivalents	$355,028	$316,771
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$3,737	$10,590
See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION
The accompanying consolidated interim financial statements of LegacyTexas Financial Group, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles ("US GAAP") and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal and recurring adjustments which are considered necessary to fairly present the results for the interim periods presented have been included. Certain items in prior periods were reclassified to conform to the current presentation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”). Interim results are not necessarily indicative of results for a full year.
In preparing the financial statements, management is required to make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Company in preparation of its consolidated financial statements, refer to the 2016 Form 10-K.
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

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 2 - SHARE TRANSACTIONS
On March 1, 2016, the Company announced the resumption of its existing stock repurchase program. The open-ended stock repurchase program, which commenced in August 2012, allows for the repurchase of up to 1,978,871 shares in the open market and in negotiated transactions, depending on market conditions. At March 31, 2017, 441,750 shares have been repurchased under this stock repurchase program, leaving 1,537,121 shares available for future repurchases under the program. The Company has a trading plan with Sandler O’Neill & Partners, LP, which complies with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to facilitate repurchases of its common stock pursuant to the above mentioned stock repurchase program. No shares of Company stock were repurchased under this program during the three months ended March 31, 2017.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 3 - EARNINGS PER COMMON SHARE
Basic earnings per common share is computed by dividing net income (which has been adjusted for distributed and undistributed earnings to participating securities) by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unvested restricted stock awards. Unvested restricted stock awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in Accounting Standards Codification ("ASC") 260-10-45-60B. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock awards and options) were exercised or converted to common stock, or resulted in the issuance of common stock that then shared in the Company’s earnings. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unexercised stock options and unvested restricted stock awards. The dilutive effect of the unexercised stock options and unvested restricted stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. A reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
	2017	2016
Basic earnings per share:
Numerator:
Net income	$18,190	$22,082
Distributed and undistributed earnings to participating securities	(79)	(128)
Income available to common shareholders	$18,111	$21,954
Denominator:
Weighted average common shares outstanding	47,897,062	47,645,826
Less: Average unallocated ESOP shares	(1,240,486)	(1,353,156)
Average unvested restricted stock awards	(202,918)	(268,420)
Average shares for basic earnings per share	46,453,658	46,024,250
Basic earnings per common share	$0.39	$0.48
Diluted earnings per share:
Numerator:
Income available to common shareholders	$18,111	$21,954
Denominator:
Average shares for basic earnings per share	46,453,658	46,024,250
Dilutive effect of share-based compensation plan	606,648	128,051
Average shares for diluted earnings per share	47,060,306	46,152,301
Diluted earnings per common share	$0.38	$0.48
Share awards excluded in the computation of diluted earnings per share because the exercise price was greater than the common stock average market price and were therefore antidilutive	129,008	1,696,399

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 4 - SECURITIES
The amortized cost, related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss), and the fair value of securities available for sale ("AFS") were as follows:

March 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency residential mortgage-backed securities [1]	$217,460	$535	$2,090	$215,905
Agency commercial mortgage-backed securities [1]	9,407	—	94	9,313
Agency residential collateralized mortgage obligations [1]	118,471	48	1,411	117,108
US government and agency securities	2,008	102	—	2,110
Municipal bonds	37,644	144	393	37,395
Total securities	$384,990	$829	$3,988	$381,831
December 31, 2016
Agency residential mortgage-backed securities [1]	$220,744	$635	$2,828	$218,551
Agency commercial mortgage-backed securities [1]	9,422	—	75	9,347
Agency residential collateralized mortgage obligations [1]	87,959	22	1,452	86,529
US government and agency securities	2,150	101	—	2,251
Municipal bonds	38,417	47	627	37,837
Total securities	$358,692	$805	$4,982	$354,515
1 Mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
The amortized cost (carrying amount), unrealized gains and losses, and fair value of securities held to maturity ("HTM") were as follows:

March 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency residential mortgage-backed securities [1]	$70,110	$1,055	$620	$70,545
Agency commercial mortgage-backed securities [1]	27,874	769	125	28,518
Agency residential collateralized mortgage obligations [1]	37,086	642	37	37,691
Municipal bonds	65,471	1,678	509	66,640
Total securities	$200,541	$4,144	$1,291	$203,394
December 31, 2016
Agency residential mortgage-backed securities [1]	$74,881	$1,147	$817	$75,211
Agency commercial mortgage-backed securities [1]	28,023	836	166	28,693
Agency residential collateralized mortgage obligations [1]	40,707	697	33	41,371
Municipal bonds	66,776	1,635	705	67,706
Total securities	$210,387	$4,315	$1,721	$212,981
1 Mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The amortized cost (carrying amount) and fair value of held to maturity debt securities and the fair value of available for sale debt securities at March 31, 2017 by contractual maturity are set forth in the table below. Securities with contractual payments not due at a single maturity date, including mortgage-backed securities and collateralized mortgage obligations, are shown separately.

	HTM		AFS
	Amortized Cost	Fair Value	Fair Value
Due in one year or less	$2,437	$2,464	$2,505
Due after one to five years	9,419	9,753	13,367
Due after five to ten years	46,453	47,443	16,514
Due after ten years	7,162	6,980	7,119
Agency residential mortgage-backed securities	70,110	70,545	215,905
Agency commercial mortgage-backed securities	27,874	28,518	9,313
Agency residential collateralized mortgage obligations	37,086	37,691	117,108
Total	$200,541	$203,394	$381,831

Securities with a carrying value of $220,489 and $224,674 at March 31, 2017 and December 31, 2016, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law. There were no sales of securities during the three months ended March 31, 2017 or 2016.

Securities with unrealized losses at March 31, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

AFS	Less than 12 Months		12 Months or More		Total
March 31, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency residential mortgage-backed securities [1]	$160,912	$2,018	$7,012	$72	$167,924	$2,090
Agency commercial mortgage-backed securities [1]	9,313	94	—	—	9,313	94
Agency residential collateralized mortgage obligations [1]	97,625	1,382	2,034	29	99,659	1,411
Municipal bonds	16,044	290	2,901	103	18,945	393
Total temporarily impaired	$283,894	$3,784	$11,947	$204	$295,841	$3,988
December 31, 2016
Agency residential mortgage-backed securities [1]	$167,503	$2,770	$7,516	$58	$175,019	$2,828
Agency commercial mortgage-backed securities [1]	9,347	75	—	—	9,347	75
Agency residential collateralized mortgage obligations [1]	72,822	1,420	2,649	32	75,471	1,452
Municipal bonds	26,911	512	3,412	115	30,323	627
Total temporarily impaired	$276,583	$4,777	$13,577	$205	$290,160	$4,982

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

HTM	Less than 12 Months		12 Months or More		Total
March 31, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency residential mortgage-backed securities [1]	$42,034	$620	$—	$—	$42,034	$620
Agency commercial mortgage-backed securities [1]	7,270	125	—	—	7,270	125
Agency residential collateralized mortgage obligations [1]	5,527	13	1,720	24	7,247	37
Municipal bonds	19,249	464	1,323	45	20,572	509
Total temporarily impaired	$74,080	$1,222	$3,043	$69	$77,123	$1,291
December 31, 2016
Agency residential mortgage-backed securities [1]	$41,375	$817	$—	$—	$41,375	$817
Agency commercial mortgage-backed securities [1]	7,273	166	—	—	7,273	166
Agency residential collateralized mortgage obligations [1]	6,322	11	1,451	22	7,773	33
Municipal bonds	19,362	658	1,045	47	20,407	705
Total temporarily impaired	$74,332	$1,652	$2,496	$69	$76,828	$1,721
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
As of March 31, 2017, 223 securities had unrealized losses, 21 of which had been in an unrealized loss position for over 12 months at March 31, 2017. The Company does not believe these unrealized losses are other-than-temporary and, at March 31, 2017, had the intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. All principal and interest payments are being received on time and in full.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 5 - LOANS
Loans consist of the following:

	March 31, 2017	December 31, 2016
Loans held for sale, at fair value	$19,315	$21,279

Loans held for investment:
Commercial real estate	$2,786,477	$2,670,455
Commercial and industrial	2,028,347	1,971,160
Construction and land	290,258	294,894
Consumer real estate	1,109,459	1,074,923
Other consumer	50,722	53,991
Gross loans held for investment, excluding Warehouse Purchase Program	6,265,263	6,065,423
Net of:
Deferred costs (fees) and discounts, net	2,822	(2,251)
Allowance for loan losses	(70,656)	(64,576)
Net loans held for investment, excluding Warehouse Purchase Program	6,197,429	5,998,596
Warehouse Purchase Program	846,973	1,055,341
Total loans held for investment	$7,044,402	$7,053,937

Activity in the allowance for loan losses for the three months ended March 31, 2017 and 2016, segregated by portfolio segment and evaluation for impairment, is set forth below. The below activity does not include Warehouse Purchase Program loans, which are collectively evaluated for impairment and are purchased under several contractual requirements, providing safeguards to the Company. To date, the Company has not experienced a loss on these loans and no allowance for loan losses has been allocated to them. At March 31, 2017 and 2016, the allowance for loan impairment related to purchased credit impaired ("PCI") loans totaled $225 and $178, respectively.

For the three months ended March 31, 2017	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance - January 1, 2017	$18,303	$35,464	$5,075	$4,484	$1,250	$64,576
Charge-offs	(16)	(16,530)	(418)	(35)	(247)	(17,246)
Recoveries	205	40	—	12	369	626
Provision expense	866	21,912	(98)	(76)	96	22,700
Ending balance - March 31, 2017	$19,358	$40,886	$4,559	$4,385	$1,468	$70,656
Allowance ending balance:
Individually evaluated for impairment	$37	$9,337	$—	$180	$371	$9,925
Collectively evaluated for impairment	19,321	31,549	4,559	4,205	1,097	60,731
Loans:
Individually evaluated for impairment	4,336	94,494	310	2,783	973	102,896
Collectively evaluated for impairment	2,776,564	1,933,645	289,948	1,105,793	49,520	6,155,470
PCI loans	5,577	208	—	883	229	6,897
Ending balance	$2,786,477	$2,028,347	$290,258	$1,109,459	$50,722	$6,265,263

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

For the three months ended March 31, 2016	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance - January 1, 2016	$14,123	$24,975	$3,013	$3,992	$990	$47,093
Charge-offs	—	(383)	—	—	(198)	(581)
Recoveries	6	36	—	43	87	172
Provision expense	1,145	6,803	417	217	218	8,800
Ending balance - March 31, 2016	$15,274	$31,431	$3,430	$4,252	$1,097	$55,484
Allowance ending balance:
Individually evaluated for impairment	$402	$4,680	$—	$130	$55	$5,267
Collectively evaluated for impairment	14,872	26,751	3,430	4,122	1,042	50,217
Loans:
Individually evaluated for impairment	1,467	30,120	31	7,061	104	38,783
Collectively evaluated for impairment	2,315,238	1,609,736	267,512	964,199	64,894	5,221,579
PCI loans	7,633	186	—	855	276	8,950
Ending balance	$2,324,338	$1,640,042	$267,543	$972,115	$65,274	$5,269,312
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
Changes in the allowance for off-balance sheet credit losses on lending-related commitments and guarantees on credit card debt, included in "accrued expenses and other liabilities" on the consolidated balance sheets, are summarized in the following table. Please see Note 10 - Commitments and Contingent Liabilities for more information.

Three Months Ended March 31, 2017
Balance at beginning of period	$1,573
Charge-offs on lending-related commitments	—
Provision for credit losses on lending-related commitments	(399)
Balance at end of period	$1,174
Impaired loans at March 31, 2017 and December 31, 2016, were as follows 1:

March 31, 2017	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial real estate	$4,474	$4,336	$—	$4,336	$—
Commercial and industrial	105,152	61,727	32,767	94,494	9,336
Construction and land	311	310	—	310	—
Consumer real estate	3,282	2,681	102	2,783	15
Other consumer	1,002	29	944	973	349
Total	$114,221	$69,083	$33,813	$102,896	$9,700
December 31, 2016
Commercial real estate	$5,388	$4,429	$766	$5,195	$272
Commercial and industrial	87,756	73,377	13,287	86,664	4,519
Construction and land	11,384	11,385	—	11,385	—
Consumer real estate	3,766	3,290	10	3,300	10
Other consumer	107	33	42	75	30
Total	$108,401	$92,514	$14,105	$106,619	$4,831

[1]	No Warehouse Purchase Program loans were impaired at March 31, 2017 or December 31, 2016. Loans reported do not include PCI loans.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Income on impaired loans at March 31, 2017 and 2016, was as follows1:

March 31, 2017	Average Recorded Investment	Interest Income Recognized
Commercial real estate	$4,966	$2
Commercial and industrial	88,076	—
Construction and land	7,388	—
Consumer real estate	3,042	3
Other consumer	297	1
Total	$103,769	$6
March 31, 2016
Commercial real estate	$9,204	$2
Commercial and industrial	21,063	1
Construction and land	32	—
Consumer real estate	5,935	4
Other consumer	112	1
Total	$36,346	$8

[1]	Loans reported do not include PCI loans.
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
No loans past due over 90 days were still accruing interest at March 31, 2017. At December 31, 2016, $141 of loans past due over 90 days were still accruing interest, which consisted entirely of PCI loans. At March 31, 2017, no PCI loans were considered non-performing loans. No Warehouse Purchase Program loans were non-performing at March 31, 2017 or December 31, 2016. Non-performing (nonaccrual) loans were as follows:

	March 31, 2017	December 31, 2016
Commercial real estate	$4,337	$5,195
Commercial and industrial	94,503	86,664
Construction and land	310	11,385
Consumer real estate	7,193	7,987
Other consumer	1,061	158
Total	$107,404	$111,389
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
The outstanding balances of TDRs are shown below:

	March 31, 2017	December 31, 2016
Nonaccrual TDRs(1)	$25,034	$11,701
Performing TDRs (2)	446	454
Total	$25,480	$12,155
Specific reserves on TDRs	$2,749	$1,686
Outstanding commitments to lend additional funds to borrowers with TDR loans	—	—

[1]	Nonaccrual TDR loans are included in the nonaccrual loan totals.

[2]	Performing TDR loans are loans that have been performing under the restructured terms for at least six months and the Company is accruing interest on these loans.
The following tables provide the recorded balances of loans modified as a TDR during the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31, 2017
	Principal Deferrals (1)	Combination of Rate Reduction and Principal Deferral	Other		Total
Commercial and industrial	$—	$—	$14,592	(2)	$14,592
	Three Months Ended March 31, 2016
Commercial and industrial	$9	$—	$7,225	(2)	$7,234
Consumer real estate	67	83	—		150
Other consumer	—	—	3		3
Total	$76	$83	$7,228		$7,387

[1]
Principal deferrals include Chapter 7 bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt. Such loans are placed on non-accrual status.

[2]	Reserve-based energy relationships where the primary modifications consisted of suspension of required borrowing base payments.
Loans modified as a TDR during the three months ended March 31, 2017 or 2016 which experienced a subsequent payment default during the periods are shown below. A payment default is defined as a loan that was 90 days or more past due.

	Three Months Ended March 31,
	2017	2016
Consumer real estate	$—	$36
Loans acquired with evidence of credit quality deterioration at acquisition, for which it was probable that the Company would not be able to collect all contractual amounts due, were accounted for as PCI loans. The carrying amount of PCI loans included in the consolidated balance sheets and the related outstanding balances at March 31, 2017 and December 31, 2016 are set forth in the table below. The outstanding balance represents the total amount owed, including accrued but unpaid interest, and any amounts previously charged off.

	March 31, 2017	December 31, 2016
Carrying amount [1]	$6,672	$6,793
Outstanding balance	7,465	7,597

[1]	The carrying amounts are reported net of allowance for loan losses of $225 and $180 as of March 31, 2017 and December 31, 2016.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Changes in the accretable yield for PCI loans for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
	2017	2016
Beginning balance	$2,515	$3,356
Reclassifications from nonaccretable	198	237
Disposals	—	(268)
Accretion	(186)	(269)
Balance at end of period	$2,527	$3,056
Below is an analysis of the age of recorded investment in loans that were past due at March 31, 2017 and December 31, 2016. No Warehouse Purchase Program loans were delinquent at March 31, 2017 or December 31, 2016 and therefore are not included in the following table.

March 31, 2017	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Loans Past Due	Current Loans [1]	Total Loans
Commercial real estate	$241	$2,516	$43	$2,800	$2,783,677	$2,786,477
Commercial and industrial	2,573	1,345	7,598	11,516	2,016,831	2,028,347
Construction and land	142	—	310	452	289,806	290,258
Consumer real estate	15,765	1,307	428	17,500	1,091,959	1,109,459
Other consumer	536	14	916	1,466	49,256	50,722
Total	$19,257	$5,182	$9,295	$33,734	$6,231,529	$6,265,263
December 31, 2016
Commercial real estate	$1,829	$72	$766	$2,667	$2,667,788	$2,670,455
Commercial and industrial	20,910	495	46	21,451	1,949,709	1,971,160
Construction and land	19,517	283	—	19,800	275,094	294,894
Consumer real estate	10,487	1,916	1,199	13,602	1,061,321	1,074,923
Other consumer	1,523	31	6	1,560	52,431	53,991
Total	$54,266	$2,797	$2,017	$59,080	$6,006,343	$6,065,423

[1]	Includes acquired PCI loans with a total carrying value of $6,840 and $6,729 at March 31, 2017 and December 31, 2016, respectively.
For loans collateralized by real property and commercial and industrial loans, credit exposure is monitored by internally assigned grades used for classification of loans. A loan is considered “special mention” when management has determined that there is a potential weakness that deserves management's close attention. Loans rated as "special mention" are not adversely classified according to regulatory classifications and do not expose the Company to sufficient risk to warrant adverse classification. A loan is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. “Substandard” loans include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected, and the loan may or may not meet the criteria for impairment. Loans classified as “doubtful” have all of the weaknesses of those classified as “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” All other loans that do not fall into the above mentioned categories are considered “pass” loans. Updates to internally assigned grades are made monthly and/or upon significant developments.
For other consumer loans (non-real estate), credit exposure is monitored by payment history of the loans. Non-performing other consumer loans are on nonaccrual status and are generally greater than 90 days past due.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The recorded investment in loans by credit quality indicators at March 31, 2017 and December 31, 2016, was as follows.
Real Estate and Commercial and Industrial Credit Exposure
Credit Risk Profile by Internally Assigned Grade

March 31, 2017	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate
Grade: [1]
Pass	$2,765,852	$1,833,111	$289,864	$1,098,546
Special Mention	7,906	93,216	—	1,511
Substandard	12,719	101,865	394	7,443
Doubtful	—	155	—	1,959
Total	$2,786,477	$2,028,347	$290,258	$1,109,459
December 31, 2016
Grade: [1]
Pass	$2,648,842	$1,712,171	$283,423	$1,062,549
Special Mention	7,972	155,110	—	2,083
Substandard	12,875	103,815	11,471	8,252
Doubtful	766	64	—	2,039
Total	$2,670,455	$1,971,160	$294,894	$1,074,923

[1]	PCI loans are included in the substandard or doubtful categories. These categories are consistent with the "substandard" and "doubtful" categories as defined by regulatory authorities.
Warehouse Purchase Program Credit Exposure
All Warehouse Purchase Program loans were graded pass as of March 31, 2017 and December 31, 2016.
Other Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

	March 31, 2017	December 31, 2016
Performing	$49,661	$53,833
Non-performing	1,061	158
Total	$50,722	$53,991

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
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Fair Value Measurements Using Level 2
	March 31, 2017		December 31, 2016
Assets:
Agency residential mortgage-backed securities	$215,905		$218,551
Agency commercial mortgage-backed securities	9,313		9,347
Agency residential collateralized mortgage obligations	117,108		86,529
US government and agency securities	2,110		2,251
Municipal bonds	37,395		37,837
Total securities available for sale	$381,831		$354,515

Loans held for sale	$19,315	[1]	$21,279
Derivative financial instruments:
Interest rate lock commitments	551		379
Forward mortgage-backed securities trades	1		36
Loan customer counterparty	—		—
Financial institution counterparty	1,590		1,369
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	—		—
Forward mortgage-backed securities trades	97		80
Loan customer counterparty	1,590		1,369
Financial institution counterparty	—		—

[1]
At March 31, 2017, loans held for sale had an aggregate outstanding principal balance of $18,620. There were no mortgage loans held for sale that were 90 days or greater past due or on non-accrual at March 31, 2017.

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
Assets and Liabilities Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below. There were no liabilities measured at fair value on a non-recurring basis at March 31, 2017 or December 31, 2016.

	Fair Value Measurements Using Level 3
	March 31, 2017	December 31, 2016
Assets:
Impaired loans	$24,113	$9,274
Foreclosed assets:
Commercial real estate	10,638	10,638
Construction and land	3,016	194
Foreclosed assets- other	—	6
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
Foreclosed assets are measured at the lower of book or fair value less costs to sell using third party appraisals, listing agreements or sale contracts, which may be adjusted by additional Level 3 inputs, such as discounts of market value, estimated marketing costs and estimated legal expenses. Management may also consider additional adjustments on specific properties due to the age of the appraisal, expected holding period, lack of comparable sales, or if the other real estate owned is a special use property. At March 31, 2017, the Company had $518 in residential mortgage loans in the process of foreclosure.
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

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Fair value of financial instruments not recored at fair value
The carrying amount and fair value information of financial instruments not recorded at fair value in their entirety on a recurring basis on the Company's consolidated balance sheets at March 31, 2017 and at December 31, 2016, were as follows:

		Fair Value Measurement Using
March 31, 2017	Carrying Amount	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$355,028	$355,028	$—	$—
Securities held to maturity	200,541	—	203,394	—
Loans held for investment, net	6,197,429	—	—	6,254,525
Loans held for investment - Warehouse Purchase Program	846,973	—	—	846,822
FHLB and other restricted securities, at cost	43,156	—	43,156	—
Accrued interest receivable	19,222	19,222	—	—
Financial liabilities
Deposits	$6,379,646	$—	$—	$6,003,152
FHLB advances	830,195	—	—	829,463
Repurchase agreements	76,880	—	—	74,710
Subordinated debt	134,155	—	—	122,996
Accrued interest payable	3,961	3,961	—	—
December 31, 2016
Financial assets
Cash and cash equivalents	$289,212	$289,212	$—	$—
Securities held to maturity	210,387	—	212,981	—
Loans held for investment, net	5,998,596	—	—	6,080,165
Loans held for investment - Warehouse Purchase Program	1,055,341	—	—	1,055,219
FHLB and other restricted securities, at cost	43,266	—	43,266	—
Accrued interest receivable	20,347	20,347	—	—
Financial liabilities
Deposits	$6,365,476	$—	$—	$5,989,933
FHLB advances	833,682	—	—	830,930
Repurchase agreement	86,691	—	—	84,265
Subordinated debt	134,032	—	—	121,743
Accrued interest payable	2,111	2,111	—	—
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

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS

The following table provides the outstanding notional balances and fair values of outstanding derivative positions at March 31, 2017 and December 31, 2016.

	March 31, 2017			December 31, 2016
	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$14,284	$551	$—	$10,952	$379	$—
Forward mortgage-backed securities trades	27,034	1	97	18,613	36	80
Commercial loan interest rate swaps and caps:
Loan customer counterparty	$116,627	$—	$1,590	$112,294	$—	$1,369
Financial institution counterparty	116,627	1,590	—	112,294	1,369	—
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

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The commercial loan customer counterparty weighted average received and paid interest rates for interest rate swaps outstanding at March 31, 2017 and December 31, 2016 are presented in the following table.

	Weighted-Average Interest Rate
	March 31, 2017		December 31, 2016
	Received	Paid	Received	Paid
Loan customer counterparty	3.25%	2.67%	3.12%	2.36%

Our credit exposure on interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $109 at March 31, 2017. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. Our credit exposure, net of collateral pledged, relating to interest rate swaps with upstream financial institution counter-parties was approximately $1,556 at March 31, 2017.  A credit support annex is in place and allows the bank to call collateral from upstream financial institution counter-parties. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. Our cash collateral pledged for interest rate swaps and included in our interest-bearing deposits, which totaled $1,950 at March 31, 2017 and $1,950 at December 31, 2016, is in excess of our credit exposure.
The initial and subsequent changes in the fair value of IRLCs and the forward sales of mortgage-back securities are recorded in net gain on sale of mortgage loans. These gains and losses were not attributable to instrument-specific credit risk. For interest rate swaps and caps, because we act as an intermediary for our customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on our results of operations. Income (loss) for the three months ended March 31, 2017 and 2016 was as follows:

Derivatives not designated as hedging instruments	Three Months Ended March 31,
	2017	2016
IRLC's	$172	$210
Forward mortgage-backed securities trades	(112)	(345)

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
Compensation cost is recognized for stock options and restricted stock awards based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with time-based vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. For awards with performance-based vesting conditions, compensation cost is recognized when the achievement of the performance condition is considered probable of achievement. If a performance condition is subsequently determined to be improbable of achievement, compensation cost is reversed.

Compensation cost charged to income for share-based compensation is presented below:

	Three Months Ended March 31,
	2017	2016
Restricted stock	$868	$448
Stock options	694	549
Income tax benefit	547	349

A summary of activity in the restricted stock portion of the Company's stock plans is presented below:

	Time-Vested Shares		Performance-Based Shares
Three Months Ended March 31, 2016	Shares	Weighted-Average Grant Date Fair Value per Share [1]	Shares	Weighted-Average Grant Date Fair Value per Share [2]
Non-vested at December 31, 2015	246,461	$20.98	61,800	$25.02
Vested	(69,266)	21.00	(20,600)	25.02
Non-vested at March 31, 2016	177,195	$20.20	41,200	$19.15
Three Months Ended March 31, 2017
Non-vested at December 31, 2016	200,176	$23.79	81,400	$43.06
Granted	19,208	38.92	12,208	39.90
Vested	(68,930)	21.00	(20,600)	41.32
Non-vested at March 31, 2017	150,454	$26.86	73,008	$39.90

[1]	For restricted stock awards with time-based vesting conditions, the grant date fair value is based upon the closing stock price as quoted on the NASDAQ Stock Market on the grant date.

[2]
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

As of March 31, 2017, there was $5,103 of total unrecognized compensation expense related to non-vested restricted shares awarded under the Company's stock plans. That expense is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of shares vested during the three months ended March 31, 2017 and 2016, was $2,299 and $1,970, respectively. At March 31, 2017, total restricted shares available for future issuance under the plans totaled 6,389, excluding

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

26,204 shares reserved if maximum performance targets are met. 1,440,420 shares have been issued under the plans through March 31, 2017.
Under the terms of the plans, stock options may not be granted with an exercise price less than the fair market value of the Company’s common stock on the date the option is granted and may not be exercised later than ten years after the grant date in the case of incentive stock options, and 15 years after the grant date in the case of non-qualified stock options. The fair market value is the closing stock price as quoted on the NASDAQ Stock Market on the date of grant.
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
The weighted average fair value of stock options granted during three months ended March 31, 2017 and 2016 was $11.44 and $4.51, respectively. The fair value of options granted was determined using the following weighted-average assumptions as of grant date:

	2017	2016
Expected stock price volatility	31.87%	31.58%
Expected dividends	1.52%	2.88%
Expected term of stock options (years)	6.2	6.3
Risk-free interest rate	2.20%	1.67%
A summary of activity in the stock option portion of the Company's stock plans as of is presented below:

Three Months Ended March 31, 2016	Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2015	1,865,750	$22.21	7.9	$6,401
Granted	10,000	19.11	10.0	—
Forfeited	(18,000)	25.47	—	—
Outstanding at March 31, 2016	1,857,750	22.16	7.6	1,509
Three Months Ended March 31, 2017
Outstanding at December 31, 2016	2,008,080	$23.71	7.4	$38,850
Granted	108,800	38.92	10.0	—
Exercised	(44,727)	17.21	—	1,124
Forfeited	(39,775)	27.29	—	—
Outstanding at March 31, 2017	2,032,378	24.60	7.4	31,095
Fully vested and expected to vest	2,016,509	24.54	7.3	30,967
Exercisable at March 31, 2017	794,491	$20.74	6.1	$15,220
As of March 31, 2017, there was $7,352 of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over a weighted-average period of 2.4 years. At March 31, 2017, the Company applied an estimated forfeiture rate of 5% based on historical activity. The intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the market price of our common stock as of the reporting date.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Effective January 1, 2017, the Company changed the accounting for income taxes upon the vesting of stock options and restricted stock to be in accordance with ASC 718, as modified by Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting. Prior to the implementation of ASU 2016-09, the tax effects of income tax deductions in excess of compensation cost (windfalls) were recorded in additional paid-in capital, and the tax effects of compensation cost in excess of income tax deductions (shortfalls) were recorded in additional paid-in capital to the extent of previously recognized windfalls, with the remainder recorded in income tax expense. Under ASU 2016-09, all tax effects of windfalls and shortfalls related to share-based payments are recorded through the income statement.
For the three months ended March 31, 2017, we recognized income tax deductions in excess of compensation cost of $2,378 for share-based payment awards, which resulted in a tax benefit of $832 recorded as a reduction of income tax expense. The tax effect of this windfall is treated as a discrete item in this interim reporting period and is not considered in determining the annual estimated effective tax rate. The classification of excess tax benefits on the statement of cash flows will be shown as an operating activity.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 9 - INCOME TAXES
A summary of the net deferred tax assets as of March 31, 2017 and December 31, 2016, is presented below:

	March 31, 2017	December 31, 2016
Net deferred tax assets	$30,583	$29,231
Estimated annual effective tax rate	34%

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
The contractual amounts of financial instruments with off‑balance sheet risk at March 31, 2017 and December 31, 2016, are summarized below. Please see Part I-Item 2-"Off-Balance Sheet Arrangements, Contractual Obligations and Commitments" of this Form 10-Q for information related to commitment maturities.

	March 31, 2017	December 31, 2016
Unused commitments to extend credit	$1,752,556	$1,642,528
Unused capacity on Warehouse Purchase Program loans	926,042	892,659
Standby letters of credit	29,758	29,198
Total unused commitments/capacity	$2,708,356	$2,564,385
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
In addition to the commitments above, the Company guarantees the credit card debt of certain customers to the merchant bank that issues the credit cards. These guarantees are in place for as long as the guaranteed credit card is open. At March 31, 2017 and December 31, 2016, these credit card guarantees totaled $3,814 and $3,335, respectively. This amount represents the maximum potential amount of future payments under the guarantee, which the Company is responsible for in the event of customer non-payment.
The Company funds an allowance for credit losses on off-balance sheet lending-related commitments and guarantees on credit card debt through a charge to provision for credit losses on the Company's consolidated statement of income. At March 31, 2017 and December 31, 2016, this allowance for credit losses on off-balance sheet lending-related commitments and guarantees on credit card debt, included in "other liabilities" on the Company's consolidated balance sheets, totaled $1,174 and $1,500, respectively.
In addition to the commitments above, the Company had overdraft protection available in the amounts of $85,177 and $85,709 at March 31, 2017 and December 31, 2016, respectively.
The Company, at March 31, 2017 and December 31, 2016, had FHLB letters of credit of $949,043 and $946,338, respectively, pledged to secure public deposits, repurchase agreements, and for other purposes required or permitted by law.
At March 31, 2017 and December 31, 2016, the Company had $1,680 and $2,080, respectively, of unfunded commitments recorded in other liabilities in its consolidated balance sheet related to investments in community development-oriented private equity funds used for Community Reinvestment Act purposes.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 11 - RECENT ACCOUNTING DEVELOPMENTS
Effect of Newly Issued But Not Yet Effective Accounting Standards
In May 2014, the Financial Accounting Standards Board (the "FASB") issued ASU 2014-09, Revenue from Contracts with Customers. This ASU states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU affects entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which deferred the effective date of ASU 2014-09 for public entities to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Our revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. ASU 2014-09 could require us to change how we recognize certain recurring revenue streams; however, we do not expect these changes to have a significant impact on our financial statements. We continue to evaluate the impact of ASU 2014-09 on components of non-interest income. We expect to adopt the standard in the first quarter of 2018 with a cumulative effect adjustment to opening retained earnings, if such adjustment is deemed to be significant.
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
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. This ASU simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in today's two-step impairment test. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminates today’s requirement to calculate a goodwill impairment charge using Step 2, which requires an entity to calculate any impairment charge by comparing the implied fair value of goodwill with its carrying amount. For public business entities, this ASU is effective for annual periods beginning after December 15, 2019, and interim periods

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

therein. The adoption of this ASU is not expected to have a significant impact on the Company's financial statements and disclosures.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 12 — SUBSEQUENT EVENTS
The Company evaluated events from the date of the consolidated financial statements on March 31, 2017 through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q dated April 25, 2017. No additional events were identified requiring recognition in and/or disclosures in the consolidated financial statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements

This document and other filings by Legacy Texas Financial Group, Inc. (the "Company") with the Securities and Exchange Commission (the “SEC”), as well as press releases or other public or stockholder communications released by the Company, may contain forward-looking statements, including, but not limited to, (i) statements regarding our financial condition, results of operations and business, (ii) statements about our plans, objectives, expectations and intentions and other statements that are not historical facts and (iii) other statements identified by the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intends" or similar expressions that are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current beliefs and expectations of the Company’s management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: the expected cost savings, synergies and other financial benefits from acquisition or disposition transactions might not be realized within the expected time frames or at all and costs or difficulties relating to integration matters might be greater than expected; changes in economic conditions; fluctuations in interest rates; the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; our ability to access cost-effective funding; fluctuations in real estate values and both residential and commercial real estate market conditions; demand for loans and deposits in our market area; fluctuations in the price of oil, natural gas and other commodities; competition; changes in management's business strategies; our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we have acquired or may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; results of examinations of us by the FRB (as defined below) and our bank subsidiary by the TDOB (as defined below) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including the revenue impact from, and any mitigation actions taken in response, to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”); changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and the other risks set forth under Risk Factors under Item 1A. of the Company's Form 10-K for the year ended December 31, 2016.

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
Performance Highlights

•
Net income of $18.2 million for the first quarter of 2017 included an $11.2 million increase in net interest income, which was offset by a $13.5 million increase in the provision for credit losses, a $2.5 million decrease in non-interest income and a $2.2 million increase in non-interest expense.

•
Gross loans held for investment at March 31, 2017, excluding Warehouse Purchase Program loans, grew $199.8 million, or 3.3%, from December 31, 2016, with $173.2 million of growth in commercial real estate and commercial and industrial loans and $34.5 million of growth in consumer real estate loans.

•
Deposits at March 31, 2017 increased by $14.2 million, or 0.2%, from December 31, 2016, which included $65.7 million of growth in non-interest-bearing demand deposits and $9.5 million of growth in time deposits.

Critical Accounting Estimates
Certain of our accounting estimates are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Management believes that determining the allowance for loan losses is its most critical accounting estimate. Our accounting policies are discussed in detail in Note 1 of the Notes to Consolidated Financial Statements contained in Item 8 of our 2016 Form 10-K.
Allowance for Loan Loss. The allowance for loan losses and related provision expense are susceptible to change if the credit quality of our loan portfolio changes, which is evidenced by many factors, including but not limited to charge-offs and non-performing loan trends. Generally, consumer real estate lending has a lower risk profile compared to other consumer lending (such as automobile loans). Commercial real estate and commercial and industrial lending, however, can have higher risk profiles than consumer loans due to these loans being larger in amount and more susceptible to fluctuations in industry, market and economic conditions. While management uses available information to recognize losses on loans, changes in economic conditions, the mix and size of the loan portfolio and individual borrower conditions can dramatically impact our level of allowance for loan losses in relatively short periods of time. Management believes that the allowance for loan losses is maintained at a level that represents coverage of our best estimate of credit losses in the loan portfolio as of March 31, 2017.

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

Comparison of Financial Condition at March 31, 2017 and December 31, 2016
General. Total assets increased by $74.3 million, or 0.9%, to $8.44 billion at March 31, 2017 from $8.36 billion at December 31, 2016, primarily due to a $199.8 million, or 3.3%, increase in gross loans held for investment, excluding Warehouse Purchase Program loans, and a $65.8 million, or 22.8%, increase in cash and cash equivalents. The increase in total assets due to loan portfolio growth and increased cash and cash equivalents was partially offset by a $208.4 million, or 19.7%, decrease in Warehouse Purchase Program loans compared to December 31, 2016.
Loans. Gross loans held for investment decreased by $8.5 million, or 0.1%, to $7.11 billion at March 31, 2017 from $7.12 billion at December 31, 2016, while one- to four-family mortgage loans held for sale decreased by $2.0 million, or 9.2%, for the same period.

	March 31, 2017	December 31, 2016	Dollar Change	Percent Change
	(Dollars in thousands)
Commercial real estate	$2,786,477	$2,670,455	$116,022	4.3%
Commercial and industrial	2,028,347	1,971,160	57,187	2.9
Construction and land	290,258	294,894	(4,636)	(1.6)
Consumer real estate	1,109,459	1,074,923	34,536	3.2
Other consumer	50,722	53,991	(3,269)	(6.1)
Gross loans held for investment, excluding Warehouse Purchase Program loans	6,265,263	6,065,423	199,840	3.3
Warehouse Purchase Program loans	846,973	1,055,341	(208,368)	(19.7)
Gross loans held for investment	7,112,236	7,120,764	(8,528)	(0.1)
Loans held for sale	19,315	21,279	(1,964)	(9.2)
Gross loans	$7,131,551	$7,142,043	$(10,492)	(0.1)%

Gross loans held for investment at March 31, 2017, excluding Warehouse Purchase Program loans, grew $199.8 million, or 3.3%, from December 31, 2016, which included growth in the commercial real estate, commercial and industrial and consumer real estate portfolios and was partially offset by declines in the construction and land and other consumer portfolios. Commercial real estate and commercial and industrial loans at March 31, 2017 increased by $116.0 million and $57.2 million, respectively, from December 31, 2016. Consumer real estate loans at March 31, 2017 increased by $34.5 million, while construction and land and other consumer loans decreased by $4.6 million and $3.3 million, respectively, from December 31, 2016.
Reserve-based energy loans, which are reported as commercial and industrial loans, totaled $504.0 million at March 31, 2017, down $23.2 million from $527.2 million at December 31, 2016. Substantially all of the reserve-based energy loans are secured by deeds of trust on properties containing proven oil and natural gas reserves. Due to the sensitivity of the energy portfolio to downward movements in oil prices, the Bank has seen migration in the portfolio into criticized classifications. See "Allowance for Loan Losses" for more information.

At March 31, 2017, our reserve-based energy portfolio (reported above at $504.0 million) was secured by collateral that consisted of 50% natural gas reserves and 50% crude oil reserves. We encourage, and in some cases even require, borrowers to utilize commodity hedges, in order to stabilize cash flows during volatile commodity price environments.  Hedges are used to guard against falling prices, and the goal is that the duration of the hedge will last long enough for prices to come back from any significant decline.  Hedges will typically include minimum and maximum allowed percentage of production, a minimum and maximum allowed term, and a minimum price.

In addition to the reserve-based energy loans, the Bank has loans categorized as "Midstream and Other," which are typically related to the transmission of oil and natural gas and would only be indirectly impacted from declining commodity prices. At March 31, 2017, "Midstream and Other" loans had a total outstanding balance of $43.1 million, up $4.1 million from $39.0 million at December 31, 2016. Also, at March 31, 2017, we had four relationships in the commercial and industrial loan portfolio (aside from the reserve-based and midstream loans discussed above) that are involved in the energy exploration sector providing front-end service to companies who drill oil and gas wells and whose business could be impacted by the dramatic reduction in drilling activity as a result of the severe drop in the price of oil and gas.  These relationships totaled $2.1 million at March 31, 2017.

Warehouse Purchase Program loans decreased by $208.4 million, or 19.7%, to $847.0 million at March 31, 2017 from $1.06 billion at December 31, 2016, which reflects the seasonal slowdown typically experienced with Warehouse Purchase Program loans during the first quarter of the year. Although not bound by any legally binding commitment, when a purchase decision is made, the Bank purchases a 100% participation interest in the loans originated by our mortgage banking company customers. The mortgage banking company closes mortgage loans consistent with underwriting standards established by approved investors and, once all pertinent documents are received, the participation interest is delivered by the Bank to the investor selected by the originator and approved by us. Loans funded by the Warehouse Purchase Program during the first quarter of 2017 consisted of 41% conforming, 53% government loans and 6% of other loan types, including Jumbo loans.
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
Acquired loans initially are recorded at fair value, which includes an estimate of credit losses expected to be realized over the remaining lives of the loans, and therefore no corresponding allowance for loan losses is recorded for these loans at acquisition. An allowance will be recorded in later periods if additional losses are subsequently anticipated. Methods utilized to estimate the required allowance for loan losses for acquired loans not deemed credit-impaired at acquisition are similar to originated loans; however, the estimate of loss is limited to the amount that the calculated allowance for loan losses exceeds the remaining purchase discount.
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
Non-performing loans to total loans held for investment, excluding Warehouse Purchase Program loans, was 1.71% at March 31, 2017 compared to 1.84% at December 31, 2016. Including Warehouse Purchase Program loans, non-performing loans to total loans held for investment was 1.51% at March 31, 2017 compared to 1.56% at December 31, 2016. Non-performing loans decreased by $4.0 million to $107.4 million at March 31, 2017 from $111.4 million at December 31, 2016. This decrease was primarily related to an $11.1 million decline in construction and land non-performing loans from December 31, 2016, due to the resolution of a relationship with a residential home builder. After various lots and homes were liquidated, paying down the credit facility, the Company foreclosed on the majority of the remaining partially completed homes in the first quarter of 2017, which resulted in a net charge-off of $418,000. This decrease in non-performing loans related to construction and land loans was partially offset by a $7.8 million increase in non-performing commercial and industrial loans related to a $7.7 million increase in substandard non-performing energy loans compared to December 31, 2016. For more information about the Company's non-performing loans, please see Note 5 of the Condensed Notes to Unaudited Consolidated Interim Financial Statements contained in Item 1 of this report.
The below table shows criticized energy loans at March 31, 2017, December 31, 2016 and March 31, 2016.

	March 31, 2017	December 31, 2016	Linked-Quarter Change	March 31, 2016	Year-over-Year Change
	(Dollars in thousands)
Special Mention (all performing)	$72,026	$141,794	$(69,768)	$115,199	$(43,173)
Substandard (performing)	—	—	—	48,088	(48,088)
Substandard (non-performing)	75,284	67,576	7,708	25,171	50,113
	$147,310	$209,370	$(62,060)	$188,458	$(41,148)
The increase in substandard non-performing energy loans on a linked-quarter and year-over-year basis resulted from collateral value declines and borrowers' deteriorating financial conditions due to past pressure on the price of oil and gas. The Company continues to take action to improve the risk profile of the criticized energy loans by instituting monthly commitment reductions, obtaining additional collateral, obtaining additional guarantor support and/or requiring additional equity injections or asset sales.
Our allowance for loan losses was $70.7 million at March 31, 2017 compared to $64.6 million at December 31, 2016, or 0.99% of total loans held for investment (including Warehouse Purchase Program loans) at March 31, 2017 compared to 0.91% at December 31, 2016. Our allowance for loan losses to non-performing loans was 65.79% at March 31, 2017 compared to 57.97% at December 31, 2016. The increase in the allowance for loan losses from December 31, 2016 was primarily related to increased loan loss reserves allocated to the corporate healthcare finance portfolio, which is reported on the balance sheet as commercial and industrial loans and totaled $59.7 million at March 31, 2017. During the first quarter of 2017, the Company charged-off its $16.4 million interest in a large syndicated credit within the corporate healthcare finance portfolio. The note was sold at a deep discount after the borrower experienced liquidity constraints during the first quarter of 2017 that challenged its ongoing viability. One other relationship in the corporate healthcare finance portfolio totaling $11.4 million was considered to be impaired and rated as substandard (non-performing) at March 31, 2017. At this time, the Company is no longer originating corporate healthcare finance loans. The allowance for loan losses allocated to corporate healthcare finance and energy loans totaled $7.2 million and $18.7 million, respectively, at March 31, 2017. Net charge-offs for the three months ended March 31, 2017 totaled $16.6 million, an increase of $16.4 million from the fourth quarter of 2016 and an increase of $16.2 million from the first quarter of 2016, due to the $16.4 million charge-off recorded on the healthcare finance relationship discussed above.
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
We regularly review the assets in our portfolio to determine whether any should be considered as classified. The total amount of classified assets represented 15.5% of our total equity and 1.7% of our total assets at March 31, 2017 compared to 17.0% of our total equity and 1.8% of our total assets at December 31, 2016. The aggregate amount of classified assets at the dates indicated was as follows:

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Doubtful	$2,115	$2,880
Substandard	123,730	136,815
Total classified loans	125,845	139,695
Foreclosed assets	13,654	10,838
Total classified assets	$139,499	$150,533
Substandard loans at March 31, 2017 decreased by $13.1 million from December 31, 2016, which was primarily due to the resolution of the construction and land relationship with a residential home builder discussed above in "Allowance for Loan Losses" that resulted in the builder's remaining partially completed homes being transferred into foreclosed assets in the 2017 period.
The Company also has potential problem loans, considered "other loans of concern," that are currently performing and do not meet the criteria for impairment, but where there is the distinct possibility that we might sustain some loss if credit deficiencies are not corrected. These possible credit problems may result in the future inclusion of these loans in the non-performing asset categories and consisted of $11.5 million in loans that were classified as "substandard," but were still accruing interest and were not considered impaired at March 31, 2017 (excluding PCI loans.) Other loans of concern have been considered in management's analysis of potential loan losses.
Securities. Our securities portfolio increased $17.5 million, or 3.1%, to $582.4 million at March 31, 2017 from $564.9 million at December 31, 2016. During the three months ended March 31, 2017, purchases totaling $794.2 million offset paydowns and maturities of securities totaling $776.6 million.
Deposits. Total deposits increased $14.2 million, or 0.2%, to $6.38 billion at March 31, 2017 from $6.37 billion at December 31, 2016, primarily due to 4.7% growth in non-interest-bearing demand deposits.

	March 31, 2017	December 31, 2016	Dollar Change	Percent Change
	(Dollars in thousands)
Non-interest-bearing demand	$1,449,656	$1,383,951	$65,705	4.7%
Interest-bearing demand	873,085	903,314	(30,229)	(3.3)
Savings and money market	2,679,538	2,710,307	(30,769)	(1.1)
Time	1,377,367	1,367,904	9,463	0.7
Total deposits	$6,379,646	$6,365,476	$14,170	0.2%

Non-interest-bearing demand deposits increased by $65.7 million compared to December 31, 2016, while time deposits increased by $9.5 million for the same period. These increases were partially offset by reductions in savings and money market and interest-bearing demand deposits of $30.8 million and $30.2 million, respectively, compared to December 31, 2016.
Borrowings. FHLB advances decreased $3.5 million, or 0.4%, to $830.2 million at March 31, 2017 from $833.7 million at December 31, 2016. At March 31, 2017, the Company was eligible to borrow an additional $1.81 billion from the FHLB.

The table below shows FHLB advances by maturity and weighted average rate at March 31, 2017:

	Balance	Weighted Average Rate
	(Dollars in thousands)
Less than 90 days	$3,521	4.53%
90 days to less than one year	612,130	0.90
One to three years	211,705	1.07
After three to five years	2,065	5.50
After five years	792	5.48
	830,213	0.97%
Restructuring prepayment penalty	(18)
Total	$830,195
Additionally, the Company has eight available federal funds lines of credit with other financial institutions totaling $255.0 million and was eligible to borrow $42.7 million from the Federal Reserve Bank discount window. At March 31, 2017, the Company also had a $25.0 million outstanding structured repurchase agreement with Credit Suisse, as well as $51.9 million in overnight repurchase agreements with depositors. Also, at March 31, 2017, subordinated debt totaled $134.2 million, which included $122.4 million of fixed-to-floating rate subordinated notes (reported net of $2.6 million in debt issuance costs.) $75.0 million of these notes were issued by the Company in November 2015, and $50.0 million additional notes were issued in September 2016 when the Company reopened the offering. The $134.2 million of subordinated debt also included $11.8 million of trust preferred securities that were acquired through the merger with LegacyTexas Group, Inc. All subordinated debt is reported net of purchase accounting fair value adjustments and debt issuance costs.
Accrued Expenses and Other Liabilities. Accrued expenses and other liabilities increased $58.7 million, or 103.0%, to $115.7 million at March 31, 2017 from $57.0 million at December 31, 2016. This increase was primarily due to timing of escrow payments.
Shareholders’ Equity. Total shareholders' equity increased by $14.6 million, or 1.6%, to $899.9 million at March 31, 2017 from $885.4 million at December 31, 2016.

	March 31, 2017	December 31, 2016	Dollar Change	Percent Change
	(Dollars in thousands)
Common stock	$479	$479	$—	—%
Additional paid-in capital	592,159	589,408	2,751	0.5
Retained earnings	321,648	310,641	11,007	3.5
Accumulated other comprehensive income (loss), net	(2,051)	(2,713)	662	(24.4)
Unearned ESOP shares	(12,318)	(12,450)	132	(1.1)
Total shareholders’ equity	$899,917	$885,365	$14,552	1.6%
The increase in shareholders' equity at March 31, 2017, compared to December 31, 2016, was primarily due to net income of $18.2 million recognized during the three months ended March 31, 2017, which was partially offset by the payment of quarterly dividends totaling $0.15 per common share, or $7.2 million, during the three months ended March 31, 2017.

Comparison of Results of Operations for the Three Months Ended March 31, 2017 and 2016
General. Net income for the three months ended March 31, 2017 was $18.2 million, a decrease of $3.9 million, or 17.6%, from net income of $22.1 million for the three months ended March 31, 2016. The decrease in net income was driven by a $13.5 million increase in the provision for credit losses, a $2.5 million decrease in non-interest income, a $2.2 million increase in non-interest expense and a $3.0 million increase in interest expense on deposits, which was partially offset by a $14.3 million increase in interest income on loans. Basic earnings per share for the three months ended March 31, 2017 was $0.39, a $0.09 decrease from $0.48 for the three months ended March 31, 2016. Diluted earnings per share for the three months ended March 31, 2017 was $0.38, a $0.10 decrease from $0.48 for the three months ended March 31, 2016.
Interest Income. Interest income increased by $14.9 million, or 20.6%, to $87.5 million for the three months ended March 31, 2017 from $72.6 million for the three months ended March 31, 2016.

	Three Months Ended March 31,		Dollar Change	Percent Change
	2017	2016
	(Dollars in thousands)
Interest and dividend income
Loans, including fees	$83,103	$68,806	$14,297	20.8%
Securities	3,317	3,086	231	7.5
Interest-bearing deposits in other financial institutions	732	330	402	121.8
FHLB and Federal Reserve Bank stock and other	384	386	(2)	(0.5)
	$87,536	$72,608	$14,928	20.6%
The $14.9 million increase in interest income for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to a $14.3 million increase in interest income on loans, which was driven by increased volume in the commercial real estate, commercial and industrial and consumer real estate portfolios. The average balance of commercial real estate loans increased by $495.5 million from the first quarter of 2016, resulting in a $5.8 million increase in interest income. The average balance of commercial and industrial loans increased by $357.6 million from the first quarter of 2016, resulting in an $8.3 million increase in interest income, which also included the impact of the amortization of a discount recorded in the fourth quarter of 2016 on a purchased energy loan, of which $4.7 million was completely amortized to interest income during the first quarter of 2017. The amortization of this discount positively impacted the yield on commercial and industrial loans for the first quarter of 2017 by 96 basis points. The average balance of consumer real estate loans increased by $141.1 million compared to the first quarter of 2016, which was partially offset by a 23 basis point decline in the average yield earned on that portfolio compared to the prior year period, leading to a $1.1 million increase in interest income. Interest income on loans for the first quarter of 2017 included $943,000 in accretion of purchase accounting fair value adjustments on acquired loans, which includes $385,000 on acquired commercial real estate loans, $157,000 on acquired commercial and industrial loans, $21,000 on acquired construction and land loans and $380,000 on acquired consumer loans.
Interest Expense. Interest expense increased by $3.7 million, or 51.4%, to $11.0 million for the three months ended March 31, 2017 from $7.3 million for the three months ended March 31, 2016.

	Three Months Ended March 31,		Dollar Change	Percent Change
	2017	2016
	(Dollars in thousands)
Interest expense
Deposits	$7,110	$4,122	$2,988	72.5%
FHLB advances	1,632	1,673	(41)	(2.5)
Repurchase agreements and other borrowings	2,246	1,462	784	53.6
	$10,988	$7,257	$3,731	51.4%
The increase in interest expense for the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to higher average rates and increased volume in all deposit products compared to the prior year period. The average balance of savings and money market deposits increased by $443.2 million and the average balance of time deposits increased by $264.8 million compared to the first quarter of 2016, while the average rates paid on these deposits increased by

22 basis points and 20 basis points, respectively, compared to the prior year period. These increases in volume and rate on savings and money market and time deposits increased interest expense compared to the first quarter of 2016 by $1.7 million and $1.1 million, respectively. A $65.7 million decrease in the average balance of borrowings from the first quarter of 2016 was more than offset by a 37 basis point increase in the average rate, resulting in a $743,000 increase in interest expense on borrowed funds.
Net Interest Income. Net interest income increased by $11.2 million, or 17.1%, to $76.5 million for the three months ended March 31, 2017 from $65.4 million for the three months ended March 31, 2016. The net interest margin for the first quarter of 2017 was 4.00%, a ten basis point increase from the first quarter of 2016. Approximately 24 basis points of the net interest margin for the quarter ended March 31, 2017 was related to the amortization of the purchased loan discount discussed in "Interest Income" above. Accretion of interest resulting from the merger with LegacyTexas Group, Inc. on January 1, 2015, as well as the 2012 Highlands acquisition, contributed five basis points to the net interest margin and average yield on earning assets for the quarter ended March 31, 2017, compared to seven basis points for the quarter ended March 31, 2016. The average yield on earning assets for the first quarter of 2017 was 4.58%, a 25 basis point increase from the first quarter of 2016. The cost of deposits for the first quarter of 2017 was 0.47%, up 15 basis points from the first quarter of 2016.
Provision for Credit Losses. The Company recorded a provision for credit losses of $22.3 million for the quarter ended March 31, 2017, up $13.5 million from $8.8 million for the quarter ended March 31, 2016. During the first quarter of 2017, the Company charged-off its $16.4 million interest in a large syndicated credit within the corporate healthcare finance portfolio. The note was sold at a deep discount after the borrower experienced liquidity constraints during the first quarter of 2017 that challenged its ongoing viability. One other relationship in the corporate healthcare finance portfolio totaling $11.4 million was considered to be impaired and rated as substandard (non-performing) at March 31, 2017. As a result of declining credit quality in the corporate healthcare finance portfolio, the Company increased the loan loss reserves allocated to this loan portfolio and discontinued originating these types of loans during the first quarter of 2017. For more information about the Company's allowance for loan losses, please see "Management's Discussion and Analysis - Comparison of Financial Condition at March 31, 2017 and December 31, 2016 - Allowance for Loan Losses" contained in Item 2 of this report.
Non-interest Income. Non-interest income decreased by $2.5 million, or 17.2%, to $12.1 million for the three months ended March 31, 2017 from $14.7 million for the three months ended March 31, 2016.

	Three Months Ended March 31,		Dollar Change	Percent Change
	2017	2016
	(Dollars in thousands)
Non-interest income
Service charges and other fees	$8,431	$8,181	$250	3.1%
Net gain on sale of mortgage loans held for sale	1,628	1,580	48	3.0
Bank-owned life insurance income	422	426	(4)	(0.9)
Net (loss) on securities transactions	(19)	—	(19)	N/M1
Gain on sale and disposition of assets	1,399	4,072	(2,673)	(65.6)
Other	269	396	(127)	(32.1)
	$12,130	$14,655	$(2,525)	(17.2)%
1N/M - not meaningful
The $2.5 million decrease in non-interest income for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to a gain of $3.9 million on the sale of two buildings recorded in the first quarter of 2016 in gain on sale and disposition of assets, compared to a $1.3 million gain recorded in the first quarter of 2017 on the sale of a parcel of land. Service charges and other fees increased by $250,000, which was driven by a $281,000 increase in commercial loan fee income (consisting of syndication, arrangement, non-usage and pre-payment fees). The Company recognized $1.6 million in net gains on the sale of mortgage loans held for sale during the first quarter of 2017, which includes the gain recognized on $39.6 million of one-to four-family mortgage loans that were sold or committed for sale during the first quarter of 2017, fair value changes on mortgage derivatives and mortgage fees collected, compared to $1.6 million in comparable net gains recorded during the first quarter of 2016 on $43.2 million of one-to four-family mortgage loans sold.

Non-interest Expense. Non-interest expense increased by $2.2 million, or 5.9%, to $39.8 million for the three months ended March 31, 2017 from $37.5 million for the three months ended March 31, 2016.

	Three Months Ended March 31,		Dollar Change	Percent Change
	2017	2016
	(Dollars in thousands)
Non-interest expense
Salaries and employee benefits	$24,444	$22,337	$2,107	9.4%
Advertising	817	1,036	(219)	(21.1)
Occupancy and equipment	3,654	3,691	(37)	(1.0)
Outside professional services	1,156	816	340	41.7
Regulatory assessments	985	1,133	(148)	(13.1)
Data processing	3,895	3,290	605	18.4
Office operations	2,276	2,468	(192)	(7.8)
Other	2,525	2,771	(246)	(8.9)
	$39,752	$37,542	$2,210	5.9%
The increase in non-interest expense for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to a $2.1 million increase in salaries and employee benefits expense, which was driven by additional staff and merit increases, as well as increases in performance incentive accruals, payroll taxes and share-based compensation expense. Data processing expense increased by $605,000 compared to the first quarter of 2016, primarily due to increased costs compared to the prior year for system upgrades to enhance customer service and increase operating efficiency, while outside professional services expense increased by $340,000 due to higher legal fees in the 2017 period. These increases were partially offset by a $246,000 decline in other non-interest expense due to lower debit card fraud losses in the 2017 period, as well as a $219,000 decline in advertising costs compared to the first quarter of 2016.
Income Tax Expense. For the three months ended March 31, 2017, we recognized income tax expense of $8.4 million on our pre-tax income, which was an effective tax rate of 31.7%, compared to income tax expense of $11.6 million for the three months ended March 31, 2016, which was an effective tax rate of 34.4%. The decrease in the effective tax rate in the 2017 period primarily resulted from the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, in the 2017 period, which changed the tax effect of the difference between the amount of share-based compensation cost recognized for financial reporting purposes and the amount deducted on the Company's tax return for share-based payment awards. Previously, the tax effects of income tax deductions in excess of compensation cost (windfalls) and the tax effects of compensation cost in excess of income tax deductions (shortfalls) were recorded in equity to the extent of previously recognized windfalls, with the remainder recorded in income tax expense.  Under ASU 2016-09, all tax effects of windfalls and shortfalls related to share-based payments are recorded through the income statement.
Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Also presented are the weighted average yields on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread. All average balances are daily average balances. Non-accruing loans have been included in the table as loans carrying a zero yield. Yields earned and rates paid are calculated at the portfolio level using the actual number of days in each month over the actual number of days in the year, with the exception of the securities portfolios and the consumer real estate and loans held for sale loan portfolios, which are calculated using 30 days in a month over 360 days in a year.

	Three Months Ended March 31,
	2017			2016
	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$2,724,167	$33,924	5.05%	$2,228,682	$28,146	5.08%
Warehouse Purchase Program	697,316	6,025	3.50	796,832	6,674	3.37
Commercial and industrial	1,969,766	26,221	5.40	1,612,125	17,929	4.47
Construction and land	290,856	3,716	5.18	269,691	3,604	5.37
Consumer real estate	1,090,700	12,380	4.54	949,568	11,325	4.77
Other consumer	52,655	715	5.51	67,055	948	5.69
Loans held for sale	12,667	122	3.85	19,588	180	3.68
Less: deferred fees and allowance for loan loss	(65,904)	—	—	(49,178)	—	—
Loans receivable [1]	6,772,223	83,103	4.97	5,894,363	68,806	4.69
Agency mortgage-backed securities	326,307	1,672	2.05	344,762	1,802	2.09
Agency collateralized mortgage obligations	143,671	859	2.39	79,299	464	2.34
Investment securities	114,382	786	2.75	123,281	820	2.66
FHLB and FRB stock and other restricted securities	45,006	384	3.41	52,338	386	2.95
Interest-earning deposit accounts	332,664	732	0.89	238,576	330	0.56
Total interest-earning assets	7,734,253	87,536	4.58	6,732,619	72,608	4.33
Non-interest-earning assets	437,819			424,640
Total assets	$8,172,072			$7,157,259
Interest-bearing liabilities:
Interest-bearing demand	$855,075	1,121	0.53	$774,798	932	0.48
Savings and money market	2,652,866	3,024	0.46	2,209,675	1,341	0.24
Time	1,314,607	2,965	0.91	1,049,810	1,849	0.71
Borrowings	1,040,835	3,878	1.51	1,106,577	3,135	1.14
Total interest-bearing liabilities	5,863,383	10,988	0.76	5,140,860	7,257	0.57
Non-interest-bearing demand	1,341,315			1,134,070
Non-interest-bearing liabilities	67,256			63,791
Total liabilities	7,271,954			6,338,721
Total shareholders’ equity	900,118			818,538
Total liabilities and shareholders’ equity	$8,172,072			$7,157,259
Net interest income and margin		$76,548	4.00%		$65,351	3.90%
Net interest income and margin (tax-equivalent basis) [2]		$76,812	4.01%		$65,622	3.92%
Net interest rate spread			3.82%			3.76%
Net earning assets	$1,870,870			$1,591,759
Average interest-earning assets to average interest-bearing liabilities	131.91%			130.96%
[1]	Calculated net of deferred fees, loan discounts, loans in process and allowance for loan losses.
[2]
In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for 2017 and 2016. Tax-exempt investments and loans had an average balance of $103.8 million and $108.3 million for the three months ended March 31, 2017 and 2016, respectively.

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

	Three Months Ended March 31,
	2017 versus 2016
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$6,175	$(397)	$5,778
Warehouse Purchase Program	(855)	206	(649)
Commercial and industrial	4,392	3,900	8,292
Construction and land	275	(163)	112
Consumer real estate	1,622	(567)	1,055
Other consumer	(197)	(36)	(233)
Loans held for sale	(66)	8	(58)
Loans receivable	11,346	2,951	14,297
Agency mortgage-backed securities	(95)	(35)	(130)
Agency collateralized mortgage obligations	385	10	395
Investment securities	(61)	27	(34)
FHLB and FRB stock and other restricted securities	(58)	56	(2)
Interest-earning deposit accounts	161	241	402
Total interest-earning assets	11,678	3,250	14,928
Interest-bearing liabilities:
Interest-bearing demand	101	88	189
Savings and money market	313	1,370	1,683
Time	528	588	1,116
Borrowings	(196)	939	743
Total interest-bearing liabilities	746	2,985	3,731
Net interest income	$10,932	$265	$11,197

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
Management also has several secondary sources of funds available to meet potential liquidity demands. At March 31, 2017, the Company had additional borrowing capacity of $1.81 billion with the FHLB and $255.0 million in federal funds lines of credit available with other financial institutions. The Company may also use the discount window at the Federal Reserve Bank as a source of short-term funding. Federal Reserve Bank borrowing capacity varies based upon securities pledged to the discount window line. At March 31, 2017, securities pledged had a collateral value of $42.7 million.
At March 31, 2017, the Company had classified 65.6% of its securities portfolio as available for sale (including pledged securities), providing an additional source of liquidity. Management believes that because active markets exist and our securities portfolio is of high quality, our available for sale securities are marketable. Selling participations in loans we originate, including portions of commercial real estate loans, creates another source of liquidity and allows us to manage borrower concentration risk as well as interest rate risk.
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
The Company, which is a separate legal entity from the Bank and must provide for its own liquidity, had liquid assets of $21.6 million on an unconsolidated basis at March 31, 2017. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders, funds paid out for Company stock repurchases, and payments on trust-preferred securities and subordinated debt held at the Company level. The Company has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. See “How We Are Regulated - Limitations on Dividends and Other Capital Distributions” under Item 1 and Note 16 of the Notes to Consolidated Financial Statements contained in Item 8 of the Company's 2016 Form 10-K.
The Company uses its sources of funds primarily to meet its expenses, pay maturing deposits and fund withdrawals, and to fund loan commitments. Total approved loan commitments (including Warehouse Purchase Program commitments, unused lines of credit and letters of credit) amounted to $2.71 billion and $2.56 billion at March 31, 2017, and December 31, 2016, respectively. It is management's policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Company. Certificates of deposit scheduled to mature in one year or less at March 31, 2017 totaled $973.6 million with a weighted average rate of 0.82%.
During the three months ended March 31, 2017, cash and cash equivalents increased by $65.8 million, or 22.8%, to $355.0 million at March 31, 2017 from $289.2 million at December 31, 2016. Operating activities provided cash of $96.6 million, which was partially offset by cash used in investing activities of $25.2 million and cash used in financing activities of $5.5 million. Primary sources of cash for the three months ended March 31, 2017 included proceeds from pay-offs of Warehouse Purchase Program loans totaling $4.47 billion, a $58.5 million increase in other liabilities related to escrow accounts, proceeds from the sale of loans held for sale totaling $43.5 million, and a $14.2 million increase in deposits. Primary uses of cash for the three months ended March 31, 2017 included originations of Warehouse Purchase Program loans totaling $4.26 billion and net fundings of loans held for investment totaling $218.9 million.
Please see Item 1A (Risk Factors) under Part 1 of the Company's 2016 Form 10-K for information regarding liquidity risk.
Off-Balance Sheet Arrangements, Contractual Obligations and Commitments
The following table presents our longer term contractual obligations and commitments to extend credit to our borrowers, in aggregate and by payment due dates (not including any interest amounts). In addition to the commitments below, the Company had overdraft protection available to its depositors in the amount of $85.2 million and credit card guarantees outstanding in the amount of $3.8 million at March 31, 2017.

	March 31, 2017
	Less than One Year	One through Three Years	Four through Five Years	After Five Years	Total
	(Dollars in thousands)
Contractual obligations:
Deposits without a stated maturity	$5,002,279	$—	$—	$—	$5,002,279
Certificates of deposit	973,601	319,460	80,956	3,350	1,377,367
FHLB advances [1]	615,651	211,705	2,065	792	830,213
Repurchase agreements	51,880	25,000	—	—	76,880
Subordinated debt [1]	—	—	—	140,464	140,464
Private equity fund for Community Reinvestment Act purposes	1,680	—	—	—	1,680
Operating leases (premises)	6,110	9,985	8,418	18,696	43,209
Total contractual obligations	$6,651,201	$566,150	$91,439	$163,302	7,472,092
Off-balance sheet loan commitments: [2]
Unused commitments to extend credit	$832,162	$559,579	$303,494	$57,321	1,752,556
Unused capacity on Warehouse Purchase Program loans [3]	893,387	32,655	—	—	926,042
Standby letters of credit	21,731	5,774	2,253	—	29,758
Total loan commitments	$1,747,280	$598,008	$305,747	$57,321	2,708,356
Total contractual obligations and loan commitments					$10,180,448
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

Capital Resources
Consistent with our goal to operate a sound and profitable organization, our policy is for the Company and its subsidiary bank to maintain “well-capitalized” status under the FRB regulations. Based on capital levels at March 31, 2017 and December 31, 2016, the Bank and the Company were considered to be well-capitalized. At March 31, 2017, the Bank's equity totaled $992.6 million. The Company's consolidated equity totaled $899.9 million, or 10.7% of total assets, at March 31, 2017. Warehouse Purchase Program loan volumes can increase significantly on the last day of the month, potentially leading to a significant difference between the ending and average balance of Warehouse Purchase Program loans. At March 31, 2017, Warehouse Purchase Program loans totaled $847.0 million, compared to an average balance of $697.3 million for the three months ended March 31, 2017. Because the capital ratios below are calculated using ending risk-weighted assets and Warehouse Purchase Program loans are risk-weighted at 100%, an end of period increase in these balances can significantly impact the Company's reported capital ratios.

	Actual		Required for Capital Adequacy Purposes		To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2017	(Dollars in thousands)
Total risk-based capital
Company	$929,705	11.93%	$623,528	8.00%	$779,410	10.00%
Bank	888,245	11.40	623,494	8.00	779,368	10.00
Tier 1 risk-based capital
Company	735,508	9.44	467,646	6.00	467,646	6.00
Bank	816,414	10.47	467,621	6.00	623,494	8.00
Common equity tier 1 risk-based capital
Company	723,720	9.29	350,735	4.50	n/a [1]	n/a [1]
Bank	816,414	10.47	350,715	4.50	506,589	6.50
Tier 1 leverage
Company	735,508	9.19	320,001	4.00	n/a [1]	n/a [1]
Bank	816,414	10.20	320,022	4.00	400,027	5.00
December 31, 2016
Total risk-based capital
Company	$910,040	11.71%	$621,870	8.00%	$777,338	10.00%
Bank	869,523	11.19	621,840	8.00	777,300	10.00
Tier 1 risk-based capital
Company	721,600	9.28	466,403	6.00	466,403	6.00
Bank	803,374	10.34	466,380	6.00	621,840	8.00
Common equity tier 1 risk-based capital
Company	709,858	9.13	349,802	4.50	n/a [1]	n/a [1]
Bank	803,374	10.34	349,785	4.50	505,245	6.50
Tier 1 leverage
Company	721,600	8.73	330,782	4.00	n/a [1]	n/a [1]
Bank	803,374	9.71	330,873	4.00	413,591	5.00
[1] Not applicable
Pursuant to the capital regulations of the FRB and the other federal banking agencies, the Company and the Bank must maintain a capital conservation buffer consisting of additional common equity tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels of risk-based common equity tier 1 capital, tier 1 capital and total capital in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. For our fiscal year ending December 31, 2017, the capital conservation buffer rule requires a buffer of greater than 1.25% of risk-weighted assets, which amount will increase by 0.625% yearly until the requirement is fully phased-in on January 1, 2019, when the buffer must exceed 2.5% of risk-weighted assets. At March 31, 2017, the Company's and the Bank's common equity tier 1 capital exceeded the required capital conservation buffer.

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
As part of its efforts to monitor and manage interest rate risk, the Bank uses the economic value of equity (“EVE”) methodology adopted by the Federal Financial Institutions Examination Council ("FFIEC") as part of its capital regulations. In essence, the EVE approach calculates the difference between the present value of expected cash flows from assets and liabilities. In addition to monitoring selected measures of EVE, management also calculates and monitors potential effects on net interest income resulting from increases or decreases in market interest rates. This approach uses the earnings at risk (“EAR”) methodology adopted by the Joint Agency Policy Statement on Interest Rate Risk as part of its capital regulations. EAR calculates estimated net interest income using a flat balance sheet approach over a twelve month time horizon. The EAR process is used in conjunction with EVE measures to identify interest rate risk on both a global and account level basis. Management and the Board of Directors review EVE and EAR measurements at least quarterly to review historical trends, projected measurements, and to determine whether the Bank's interest rate exposure is within the limits established by the Board of Directors.

The Bank's asset/liability management strategy sets acceptable limits for the percentage change in EVE and EAR given changes in interest rates. For instantaneous, parallel, and sustained interest rate increases or decreases of 100 basis points, the Bank's policy indicates that change in EVE should not decrease by more than 5.00%, and for increases of 200, 300, and 400 basis points, the change in EVE should not exceed a 10.00%, 12.50% and 15.00% decrease, respectively. For an instantaneous, parallel, and sustained interest rate increase or decrease of 100 basis points, the Bank's policy indicates that the change in EAR should not exceed a 7% decrease, and for increases of 200, 300, and 400 basis points, the change in EAR should not exceed decreases of 10%, 13%, and 15%, respectively.
As illustrated in the tables below, the Bank was within policy limits for all scenarios tested. The tables presented below, as of March 31, 2017, and December 31, 2016, are internal analyses of our interest rate risk as measured by changes in EVE and EAR for instantaneous, parallel, and sustained shifts for all market rates and yield curves, in 100 basis point increments, up 400 basis points and down 100 basis points.
As illustrated in the tables below, our EVE would be negatively impacted by a parallel, instantaneous, and sustained increase in market rates. Such an increase in rates would negatively impact EVE as a result of the duration of assets, including loans and investments, being longer than the duration of liabilities, primarily deposit accounts and FHLB borrowings. In rising rate environments, deposits are more beneficial to the Bank’s EVE than comparable wholesale funding. As illustrated in the table below, at March 31, 2017, our EAR would be positively impacted by a parallel, instantaneous, and sustained increase in market rates. Our EVE and EAR would also be negatively impacted by a 100 basis point decline in market rates.

March 31, 2017
Change in Interest Rates in Basis Points	Economic Value of Equity				Earnings at Risk (12 months)
	Estimated EVE	Estimated Increase / (Decrease) in EVE		EVE Ratio %	Estimated Net Interest Income	Increase / (Decrease) in Estimated Net Interest Income
	$ Amount	$ Change	% Change		$ Amount	$ Change	% Change
	(Dollars in thousands)
400	1,118,540	(134,709)	(10.75)	14.43	320,518	3,626	1.14
300	1,161,112	(92,137)	(7.35)	14.71	319,752	2,860	0.90
200	1,198,234	(55,015)	(4.39)	14.91	318,871	1,979	0.62
100	1,231,997	(21,252)	(1.70)	15.06	317,888	996	0.31
—	1,253,249	—	—	15.07	316,892	—	—
(100)	1,214,045	(39,204)	(3.13)	14.36	304,042	(12,850)	(4.06)

December 31, 2016
Change in Interest Rates in Basis Points	Economic Value of Equity				Earnings at Risk (12 months)
	Estimated EVE	Estimated Increase / (Decrease) in EVE		EVE Ratio %	Estimated Net Interest Income	Increase / (Decrease) in Estimated Net Interest Income
	$ Amount	$ Change	% Change		$ Amount	$ Change	% Change
	(Dollars in thousands)
400	1,137,560	(127,508)	(10.08)	14.74	312,457	1,807	0.58
300	1,180,103	(84,965)	(6.72)	15.02	312,109	1,459	0.47
200	1,216,125	(48,943)	(3.87)	15.21	311,549	899	0.29
100	1,248,129	(16,939)	(1.34)	15.34	310,953	303	0.10
—	1,265,068	—	—	15.30	310,650	—	—
(100)	1,230,570	(34,498)	(2.73)	14.64	297,726	(12,924)	(4.16)

The Bank's EVE was $1.25 billion, or 15.07%, of the market value of portfolio assets as of March 31, 2017, an $11.8 million decrease from $1.27 billion, or 15.30%, of the market value of portfolio assets as of December 31, 2016. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $55.0 million decrease in our EVE at March 31, 2017 compared to a $48.9 million decrease at December 31, 2016, and would result in a 16 basis point decrease in our EVE ratio to 14.91% at March 31, 2017 compared to a nine basis point decrease to 15.21% at December 31, 2016. An immediate 100 basis point decrease in market interest rates would result in a $39.2 million decrease in our EVE at March 31, 2017 compared to a $34.5 million decrease at December 31, 2016, and would result in a 71 basis point decrease in our EVE ratio to 14.36% at March 31, 2017, as compared to a 66 basis point decrease in our EVE ratio to 14.64% at December 31, 2016.
The Bank's projected EAR for the twelve months ending March 31, 2018 is $316.9 million, compared to $310.7 million for the twelve months ending December 31, 2017. Based on the assumptions utilized, an immediate 200 basis point increase in market rates would result in a $2.0 million, or 0.62%, increase in net interest income for the twelve months ending March 31, 2018 compared to a $899,000, or 0.29%, increase for the twelve months ending December 31, 2017. An immediate 100 basis point decrease in market rates would result in a $12.9 million decrease in net interest income for the twelve months ending March 31, 2018 compared to a $12.9 million decrease for the twelve months ending December 31, 2017.
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
An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2017. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company's internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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

There have been no material changes to the risk factors previously disclosed in the Company's 2016 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not repurchase any of its common stock during the quarter ended March 31, 2017.

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

10.3	2017 Executive Annual Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2017 (File No. 001-34737))

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

101
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Condensed Notes to Unaudited Consolidated Interim Financial Statements.

SIGNATURES
In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
LegacyTexas Financial Group, Inc.
(Registrant)

Date:	April 25, 2017	By:	/s/ Kevin J. Hanigan
Kevin J. Hanigan,
President and Chief Executive Officer
(Duly Authorized Officer)

Date:	April 25, 2017	By:	/s/ J. Mays Davenport
J. Mays Davenport
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibits:

31.1	Certification of the Chief Executive Officer
31.2	Certification of the Chief Financial Officer
32.0	Section 1350 Certifications
101
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Condensed Notes to Unaudited Consolidated Interim Financial Statements.