Form 10-Q
period 2017-06-30
LegacyTexas Financial Group, Inc.
filed 2017-07-25
CIK 1487052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class: Common Stock	Shares Outstanding as of July 24, 2017:
48,009,379

LEGACYTEXAS FINANCIAL GROUP, INC.
FORM 10-Q
June 30, 2017

PART 1 - FINANCIAL INFORMATION        Item 1. Financial Statements
LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
ASSETS	(unaudited)
Cash and due from financial institutions	$61,989	$59,823
Short-term interest-bearing deposits in other financial institutions	256,251	229,389
Total cash and cash equivalents	318,240	289,212
Securities available for sale, at fair value	397,957	354,515
Securities held to maturity (fair value: June 30, 2017 — $194,862 December 31, 2016— $212,981)	191,578	210,387
Loans held for sale, at fair value	19,374	21,279
Loans held for investment:
Loans held for investment (net of allowance for loan losses of $75,091 at June 30, 2017 and $64,576 at December 31, 2016)	6,338,617	5,998,596
Loans held for investment - Warehouse Purchase Program	1,256,742	1,055,341
Total loans held for investment	7,595,359	7,053,937
Federal Home Loan Bank ("FHLB") stock and other restricted securities, at cost	56,618	43,266
Bank-owned life insurance	57,078	56,477
Premises and equipment, net	71,068	74,226
Goodwill	178,559	178,559
Other assets	84,544	80,397
Total assets	$8,970,375	$8,362,255
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand	$1,522,856	$1,383,951
Interest-bearing demand	893,544	903,314
Savings and money market	2,685,627	2,710,307
Time	1,460,479	1,367,904
Total deposits	6,562,506	6,365,476
FHLB advances	1,151,682	833,682
Repurchase agreements	73,433	86,691
Subordinated debt	134,277	134,032
Accrued expenses and other liabilities	123,194	57,009
Total liabilities	8,045,092	7,476,890
Commitments and contingent liabilities (See Note 9)
Shareholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized; 0 shares issued — June 30, 2017 and December 31, 2016	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; 48,009,379 shares issued — June 30, 2017 and 47,876,198 shares issued December 31, 2016	480	479
Additional paid-in capital	595,730	589,408
Retained earnings	342,384	310,641
Accumulated other comprehensive income (loss), net	(1,125)	(2,713)
Unearned Employee Stock Ownership Plan (ESOP) shares; 1,218,570 shares at June 30, 2017 and 1,245,046 shares at December 31, 2016	(12,186)	(12,450)
Total shareholders’ equity	925,283	885,365
Total liabilities and shareholders’ equity	$8,970,375	$8,362,255
See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest and dividend income
Loans, including fees	$83,917	$73,376	$167,020	$142,182
Taxable securities	2,725	2,359	5,287	4,671
Nontaxable securities	739	759	1,494	1,533
Interest-bearing deposits in other financial institutions	955	392	1,687	722
FHLB and Federal Reserve Bank stock and other	411	450	795	836
	88,747	77,336	176,283	149,944
Interest expense
Deposits	8,359	4,422	15,469	8,544
FHLB advances	2,427	2,103	4,059	3,776
Repurchase agreements and other borrowings	2,241	1,457	4,487	2,919
	13,027	7,982	24,015	15,239
Net interest income	75,720	69,354	152,268	134,705
Provision for credit losses	6,255	6,800	28,556	15,600
Net interest income after provision for credit losses	69,465	62,554	123,712	119,105
Non-interest income
Service charges and other fees	9,896	8,927	18,327	17,108
Net gain on sale of mortgage loans held for sale	2,156	2,250	3,784	3,830
Bank-owned life insurance income	440	441	862	867
Net gain (loss) on securities transactions	—	65	(19)	65
Gain on sale and disposition of assets	157	1,186	1,556	5,258
Other	(324)	853	(55)	1,249
	12,325	13,722	24,455	28,377
Non-interest expense
Salaries and employee benefits	23,391	22,867	47,835	45,204
Advertising	1,179	1,035	1,996	2,071
Occupancy and equipment	3,656	3,779	7,310	7,470
Outside professional services	1,203	1,227	2,359	2,043
Regulatory assessments	1,271	1,330	2,256	2,463
Data processing	3,877	3,664	7,772	6,994
Office operations	2,404	2,541	4,680	5,009
Other	2,608	3,170	5,133	5,901
	39,589	39,613	79,341	77,155
Income before income tax expense	42,201	36,663	68,826	70,327
Income tax expense	14,266	13,446	22,701	25,028
Net income	$27,935	$23,217	$46,125	$45,299

Earnings per share:
Basic	$0.60	$0.50	$0.99	$0.98
Diluted	$0.59	$0.50	$0.98	$0.97
Dividends declared per share	$0.15	$0.14	$0.30	$0.28

See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$27,935	$23,217	$46,125	$45,299
Change in unrealized gains on securities available for sale	1,427	1,725	2,426	4,764
Reclassification of amount realized through securities transactions	—	(65)	19	(65)
Tax effect	(501)	(583)	(857)	(1,648)
Other comprehensive income, net of tax	926	1,077	1,588	3,051
Comprehensive income	$28,861	$24,294	$47,713	$48,350
See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)
(Dollars in thousands, except share and per share data)

For the six months ended June 30, 2016	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at January 1, 2016	$476	$576,753	$240,496	$(133)	$(13,516)	$804,076
Net income	—	—	45,299	—	—	45,299
Other comprehensive income, net of tax	—	—	—	3,051	—	3,051
Dividends declared ($0.28 per share)	—	—	(13,341)	—	—	(13,341)
ESOP shares earned, (71,447 shares)	—	982	—	—	586	1,568
Share-based compensation expense	—	2,223	—	—	—	2,223
Activity in employee stock plans, (24,614 shares)	—	428	—	—	—	428
Balance at June 30, 2016	$476	$580,386	$272,454	$2,918	$(12,930)	$843,304
For the six months ended June 30, 2017
Balance at January 1, 2017	$479	$589,408	$310,641	$(2,713)	$(12,450)	$885,365
Net income	—	—	46,125	—	—	46,125
Other comprehensive income, net of tax	—	—	—	1,588	—	1,588
Dividends declared ($0.30 per share)	—	—	(14,382)	—	—	(14,382)
ESOP shares earned (26,476 shares)	—	781	—	—	264	1,045
Share-based compensation expense	—	3,405	—	—	—	3,405
Activity in employee stock plans (133,181 shares)	1	2,136	—	—	—	2,137
Balance at June 30, 2017	$480	$595,730	$342,384	$(1,125)	$(12,186)	$925,283

See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net income	$46,125	$45,299
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	28,556	15,600
Depreciation and amortization	3,603	3,506
Deferred tax benefit	(3,973)	(5,063)
Premium amortization and accretion of securities, net	2,177	2,082
Accretion related to acquired loans	(1,817)	(2,532)
Net (gain) loss on securities transactions	19	(65)
ESOP compensation expense	1,045	1,568
Share-based compensation expense	3,405	2,223
Excess tax benefit on vesting of stock awards	1,177	—
Net gain on loans held for sale	(3,784)	(3,830)
Loans originated or purchased for sale	(96,238)	(100,690)
Proceeds from sale of loans held for sale	101,927	106,303
FHLB stock dividends	(227)	(238)
Bank-owned life insurance income	(862)	(867)
(Gain) on sale and disposition of repossessed assets, premises and equipment	(1,373)	(3,937)
Disposition of insurance subsidiary goodwill upon sale of subsidiary operations	—	2,217
Net change in deferred loan fees/costs	(6,700)	(4,259)
Net change in accrued interest receivable	187	(2,448)
Net change in other assets	1,110	(4,974)
Net change in other liabilities	65,589	25,107
Net cash provided by operating activities	139,946	75,002
Cash flows from investing activities
Available-for-sale securities:
Maturities, prepayments and calls	1,185,797	228,710
Purchases	(1,228,519)	(246,485)
Proceeds from sale of AFS securities	—	7,700
Held-to-maturity securities:
Maturities, prepayments and calls	18,338	21,177
Purchases	—	(5,774)
Originations of Warehouse Purchase Program loans	(10,232,407)	(8,729,890)
Proceeds from pay-offs of Warehouse Purchase Program loans	10,031,006	8,793,219
Net change in loans held for investment, excluding Warehouse Purchase Program loans	(365,656)	(635,097)
Redemption (purchase) of FHLB and Federal Reserve Bank stock and other	(13,125)	1,066
Purchases of premises and equipment	(1,278)	(2,278)
Proceeds from sale of assets	5,399	13,470
Net cash (used in) investing activities	(600,445)	(554,182)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from financing activities
Net change in deposits	197,030	395,971
Proceeds from FHLB advances	325,000	650,000
Repayments on FHLB advances	(7,000)	(756,567)
Proceeds from borrowings	—	24,894
Repayments of borrowings	(13,258)	(15,220)
Payment of dividends	(14,382)	(13,341)
Activity in employee stock plans	2,137	428
Net cash provided by financing activities	489,527	286,165
Net change in cash and cash equivalents	29,028	(193,015)
Beginning cash and cash equivalents	289,212	615,639
Ending cash and cash equivalents	$318,240	$422,624
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$4,046	$10,590
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

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 2 - Earnings Per Common Share
Basic earnings per common share is computed by dividing net income (which has been adjusted for distributed and undistributed earnings to participating securities) by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unvested restricted stock awards. Unvested restricted stock awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in Accounting Standards Codification ("ASC") 260-10-45-60B. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock awards and options) were exercised or converted to common stock, or resulted in the issuance of common stock that then shared in the Company’s earnings. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unexercised stock options and unvested restricted stock awards. The dilutive effect of the unexercised stock options and unvested restricted stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. A reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic earnings per share:
Numerator:
Net income	$27,935	$23,217	$46,125	$45,299
Distributed and undistributed earnings to participating securities	(98)	(103)	(181)	(232)
Income available to common shareholders	$27,837	$23,114	$45,944	$45,067
Denominator:
Weighted average common shares outstanding	47,986,979	47,658,896	47,942,269	47,652,361
Less: Average unallocated ESOP shares	(1,227,250)	(1,317,433)	(1,233,831)	(1,335,294)
Average unvested restricted stock awards	(163,262)	(205,464)	(182,981)	(236,942)
Average shares for basic earnings per share	46,596,467	46,135,999	46,525,457	46,080,125
Basic earnings per common share	$0.60	$0.50	$0.99	$0.98
Diluted earnings per share:
Numerator:
Income available to common shareholders	$27,837	$23,114	$45,944	$45,067
Denominator:
Average shares for basic earnings per share	46,596,467	46,135,999	46,525,457	46,080,125
Dilutive effect of share-based compensation plan	409,087	216,142	459,578	163,745
Average shares for diluted earnings per share	47,005,554	46,352,141	46,985,035	46,243,870
Diluted earnings per common share	$0.59	$0.50	$0.98	$0.97
Share awards excluded in the computation of diluted earnings per share because the exercise price was greater than the common stock average market price and were therefore antidilutive	511,375	830,600	523,758	946,166

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 3 - Securities
The amortized cost, related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss), and the fair value of securities available for sale ("AFS") were as follows:

June 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency residential mortgage-backed securities [1]	$209,224	$531	$1,379	$208,376
Agency commercial mortgage-backed securities [1]	9,391	—	22	9,369
Agency residential collateralized mortgage obligations [1]	141,650	158	1,195	140,613
US government and agency securities	1,867	110	—	1,977
Municipal bonds	37,557	341	276	37,622
Total securities	$399,689	$1,140	$2,872	$397,957
December 31, 2016
Agency residential mortgage-backed securities [1]	$220,744	$635	$2,828	$218,551
Agency commercial mortgage-backed securities [1]	9,422	—	75	9,347
Agency residential collateralized mortgage obligations [1]	87,959	22	1,452	86,529
US government and agency securities	2,150	101	—	2,251
Municipal bonds	38,417	47	627	37,837
Total securities	$358,692	$805	$4,982	$354,515

[1]	Mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
The amortized cost (carrying amount), unrealized gains and losses, and fair value of securities held to maturity ("HTM") were as follows:

June 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency residential mortgage-backed securities [1]	$66,033	$962	$435	$66,560
Agency commercial mortgage-backed securities [1]	27,731	939	49	28,621
Agency residential collateralized mortgage obligations [1]	33,688	533	41	34,180
Municipal bonds	64,126	1,626	251	65,501
Total securities	$191,578	$4,060	$776	$194,862
December 31, 2016
Agency residential mortgage-backed securities [1]	$74,881	$1,147	$817	$75,211
Agency commercial mortgage-backed securities [1]	28,023	836	166	28,693
Agency residential collateralized mortgage obligations [1]	40,707	697	33	41,371
Municipal bonds	66,776	1,635	705	67,706
Total securities	$210,387	$4,315	$1,721	$212,981

[1]	Mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The amortized cost (carrying amount) and fair value of held to maturity debt securities and the fair value of available for sale debt securities at June 30, 2017 by contractual maturity are set forth in the table below. Securities with contractual payments not due at a single maturity date, including mortgage-backed securities and collateralized mortgage obligations, are shown separately.

	HTM		AFS
	Amortized Cost	Fair Value	Fair Value
Due in one year or less	$1,791	$1,806	$2,807
Due after one to five years	8,760	9,068	12,885
Due after five to ten years	46,423	47,565	16,688
Due after ten years	7,152	7,062	7,219
Agency residential mortgage-backed securities	66,033	66,560	208,376
Agency commercial mortgage-backed securities	27,731	28,621	9,369
Agency residential collateralized mortgage obligations	33,688	34,180	140,613
Total	$191,578	$194,862	$397,957

Securities with a carrying value of $264,968 and $224,674 at June 30, 2017 and December 31, 2016, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.
Sales activity of securities during the three and six months ended June 30, 2017 or 2016 was as follows. All securities sold were classified as available for sale.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Proceeds	$—	$7,700	$—	$7,700
Gross gains	—	72	—	72
Gross losses	—	7	—	7
Tax expense of securities gains/losses	—	23	—	23

Securities with unrealized losses at June 30, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

AFS	Less than 12 Months		12 Months or More		Total
June 30, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency residential mortgage-backed securities [1]	$151,493	$1,299	$6,457	$80	$157,950	$1,379
Agency commercial mortgage-backed securities [1]	9,370	22	—	—	9,370	22
Agency residential collateralized mortgage obligations [1]	105,592	1,154	2,477	41	108,069	1,195
Municipal bonds	7,578	96	4,243	180	11,821	276
Total temporarily impaired	$274,033	$2,571	$13,177	$301	$287,210	$2,872
December 31, 2016
Agency residential mortgage-backed securities [1]	$167,503	$2,770	$7,516	$58	$175,019	$2,828
Agency commercial mortgage-backed securities [1]	9,347	75	—	—	9,347	75
Agency residential collateralized mortgage obligations [1]	72,822	1,420	2,649	32	75,471	1,452
Municipal bonds	26,911	512	3,412	115	30,323	627
Total temporarily impaired	$276,583	$4,777	$13,577	$205	$290,160	$4,982

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

HTM	Less than 12 Months		12 Months or More		Total
June 30, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency residential mortgage-backed securities [1]	$34,676	$435	$—	$—	$34,676	$435
Agency commercial mortgage-backed securities [1]	3,552	49	—	—	3,552	49
Agency residential collateralized mortgage obligations [1]	2,661	16	1,279	25	3,940	41
Municipal bonds	13,549	208	1,322	43	14,871	251
Total temporarily impaired	$54,438	$708	$2,601	$68	$57,039	$776
December 31, 2016
Agency residential mortgage-backed securities [1]	$41,375	$817	$—	$—	$41,375	$817
Agency commercial mortgage-backed securities [1]	7,273	166	—	—	7,273	166
Agency residential collateralized mortgage obligations [1]	6,322	11	1,451	22	7,773	33
Municipal bonds	19,362	658	1,045	47	20,407	705
Total temporarily impaired	$74,332	$1,652	$2,496	$69	$76,828	$1,721

[1]	Mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
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
As of June 30, 2017, 193 securities had unrealized losses, 24 of which had been in an unrealized loss position for over 12 months at June 30, 2017. The Company does not believe these unrealized losses are other-than-temporary and, at June 30, 2017, believes that full recovery of the amortized cost basis is more likely than not. All principal and interest payments are being received on time and in full.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 4 - Loans
Loans consist of the following:

	June 30, 2017	December 31, 2016
Loans held for sale, at fair value	$19,374	$21,279

Loans held for investment:
Commercial real estate	$2,817,443	$2,670,455
Commercial and industrial	2,119,678	1,971,160
Construction and land	270,050	294,894
Consumer real estate	1,154,353	1,074,923
Other consumer	47,735	53,991
Gross loans held for investment, excluding Warehouse Purchase Program	6,409,259	6,065,423
Net of:
Deferred costs (fees) and discounts, net	4,449	(2,251)
Allowance for loan losses	(75,091)	(64,576)
Net loans held for investment, excluding Warehouse Purchase Program	6,338,617	5,998,596
Warehouse Purchase Program	1,256,742	1,055,341
Total loans held for investment	$7,595,359	$7,053,937

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Activity in the allowance for loan losses for the three and six months ended June 30, 2017 and 2016, segregated by portfolio segment and evaluation for impairment, is set forth below. The below activity does not include Warehouse Purchase Program loans, which are collectively evaluated for impairment and are purchased under several contractual requirements, providing safeguards to the Company. To date, the Company has not experienced a loss on these loans and no allowance for loan losses has been allocated to them. At June 30, 2017 and 2016, the allowance for loan impairment related to purchased credit impaired ("PCI") loans totaled $232 and $148, respectively.

For the three months ended June 30, 2017	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance	$19,358	$40,886	$4,559	$4,385	$1,468	$70,656
Charge-offs	—	(1,556)	—	(17)	(587)	(2,160)
Recoveries	—	206	75	12	102	395
Provision expense (benefit)	764	5,625	(578)	133	256	6,200
Ending balance	$20,122	$45,161	$4,056	$4,513	$1,239	$75,091
For the six months ended June 30, 2017
Allowance for loan losses:
Beginning balance	$18,303	$35,464	$5,075	$4,484	$1,250	$64,576
Charge-offs	(16)	(18,086)	(418)	(52)	(834)	(19,406)
Recoveries	205	246	75	24	471	1,021
Provision expense (benefit)	1,630	27,537	(676)	57	352	28,900
Ending balance	$20,122	$45,161	$4,056	$4,513	$1,239	$75,091
Allowance ending balance:
Individually evaluated for impairment	$51	$14,428	$—	$132	$44	$14,655
Collectively evaluated for impairment	20,071	30,733	4,056	4,381	1,195	60,436
Loans:
Individually evaluated for impairment	4,201	87,599	—	2,556	55	94,411
Collectively evaluated for impairment	2,807,729	2,031,883	270,050	1,150,911	47,467	6,308,040
PCI loans	5,513	196	—	886	213	6,808
Ending balance	$2,817,443	$2,119,678	$270,050	$1,154,353	$47,735	$6,409,259

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

For the three months ended June 30, 2016	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance	$15,274	$31,431	$3,430	$4,252	$1,097	$55,484
Charge-offs	—	(82)	—	(70)	(193)	(345)
Recoveries	3	178	—	9	65	255
Provision expense	889	4,852	520	398	141	6,800
Ending balance	$16,166	$36,379	$3,950	$4,589	$1,110	$62,194
For the six months ended June 30, 2016
Allowance for loan losses:
Beginning balance	$14,123	$24,975	$3,013	$3,992	$990	$47,093
Charge-offs	—	(465)	—	(70)	(391)	(926)
Recoveries	9	214	—	52	152	427
Provision expense	2,034	11,655	937	615	359	15,600
Ending balance	$16,166	$36,379	$3,950	$4,589	$1,110	$62,194
Allowance ending balance:
Individually evaluated for impairment	$355	$8,250	$—	$109	$55	$8,769
Collectively evaluated for impairment	15,811	28,129	3,950	4,480	1,055	53,425
Loans:
Individually evaluated for impairment	1,341	31,370	27	4,924	90	37,752
Collectively evaluated for impairment	2,512,377	1,750,814	281,909	1,041,004	61,060	5,647,164
PCI loans	6,713	279	—	866	273	8,131
Ending balance	$2,520,431	$1,782,463	$281,936	$1,046,794	$61,423	$5,693,047
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
For the specific component, the allowance for loan losses includes loans where management has concerns about the borrower's ability to repay and on individually analyzed loans found to be impaired. Management evaluates current information and events regarding a borrower's ability to repay its obligations and considers a loan to be impaired when the ultimate collectability of amounts due, according to the contractual terms of the loan agreement, is in doubt. If an impaired loan is collateral-dependent,

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

the fair value of the collateral, less the estimated cost to sell, is used to determine the amount of impairment. If an impaired loan is not collateral-dependent, estimated discounted cash flows are used to determine the amount of impairment, if any. For impaired loans, the amount of the impairment can be adjusted, based on current data, until such time as the actual basis is established by acquisition of the collateral or until the basis is collected. Impairment losses are reflected in the allowance for loan losses through a charge to the provision for credit losses. Subsequent recoveries are credited to the allowance for loan losses. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied first to principal.
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
Changes in the allowance for off-balance sheet credit losses on lending-related commitments and guarantees on credit card debt, included in "accrued expenses and other liabilities" on the consolidated balance sheets, are summarized in the following table. Please see Note 9 - Commitments and Contingent Liabilities for more information.

	Three Months ended June 30, 2017	Six Months ended June 30, 2017
Balance at beginning of period	$1,174	$1,573
Charge-offs on lending-related commitments	—	—
Provision for credit losses on lending-related commitments	55	(344)
Balance at end of period	$1,229	$1,229
Impaired loans at June 30, 2017 and December 31, 2016, were as follows1:

June 30, 2017	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial real estate	$4,386	$4,201	$—	$4,201	$—
Commercial and industrial	90,194	47,938	39,661	87,599	14,390
Consumer real estate	3,054	2,458	98	2,556	11
Other consumer	89	24	31	55	22
Total	$97,723	$54,621	$39,790	$94,411	$14,423
December 31, 2016
Commercial real estate	$5,388	$4,429	$766	$5,195	$272
Commercial and industrial	87,756	73,377	13,287	86,664	4,519
Construction and land	11,384	11,385	—	11,385	—
Consumer real estate	3,766	3,290	10	3,300	10
Other consumer	107	33	42	75	30
Total	$108,401	$92,514	$14,105	$106,619	$4,831

[1]	No Warehouse Purchase Program loans were impaired at June 30, 2017 or December 31, 2016. Loans reported do not include PCI loans.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Income on impaired loans for the three and six months ended June 30, 2017 and 2016, was as follows1:

June 30, 2017	Current Quarter Average Recorded Investment	Year-to-Date Average Recorded Investment	Current Quarter Interest Income Recognized	Year-to-Date Interest Income Recognized
Commercial real estate	$4,269	$4,658	$2	$4
Commercial and industrial	91,039	88,852	—	—
Construction and land	77	4,222	—	—
Consumer real estate	2,708	2,888	3	6
Other consumer	741	454	1	2
Total	$98,834	$101,074	$6	$12
June 30, 2016
Commercial real estate	$1,376	$5,836	$2	$4
Commercial and industrial	30,351	25,076	—	1
Construction and land	29	31	—	—
Consumer real estate	6,040	5,834	4	8
Other consumer	98	105	1	2
Total	$37,894	$36,882	$7	$15

[1]	Loans reported do not include PCI loans.
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
No loans past due over 90 days were still accruing interest at June 30, 2017. At December 31, 2016, $141 of loans past due over 90 days were still accruing interest, which consisted entirely of PCI loans. At June 30, 2017, no PCI loans were considered non-performing loans. No Warehouse Purchase Program loans were non-performing at June 30, 2017 or December 31, 2016. Non-performing (nonaccrual) loans were as follows:

	June 30, 2017	December 31, 2016
Commercial real estate	$4,201	$5,195
Commercial and industrial	87,599	86,664
Construction and land	—	11,385
Consumer real estate	7,265	7,987
Other consumer	131	158
Total	$99,196	$111,389
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
The outstanding balances of TDRs are shown below:

	June 30, 2017	December 31, 2016
Nonaccrual TDRs(1)	$24,417	$11,701
Performing TDRs (2)	438	454
Total	$24,855	$12,155
Specific reserves on TDRs	$9,244	$1,686
Outstanding commitments to lend additional funds to borrowers with TDR loans	—	—

[1]	Nonaccrual TDR loans are included in the nonaccrual loan totals.

[2]	Performing TDR loans are loans that have been performing under the restructured terms for at least six months and the Company is accruing interest on these loans.
The following tables provide the recorded balances of loans modified as a TDR during the three and six months ended June 30, 2017 and 2016.

	Three Months ended June 30, 2017				Six Months ended June 30, 2017
	Principal Deferrals (1)	Combination of Rate Reduction and Principal Deferral	Other	Total	Principal Deferrals (1)	Combination of Rate Reduction and Principal Deferral	Other		Total
Commercial and industrial	$—	$—	$—	$—	$—	$—	$14,447	(2)	$14,447
	Three Months ended June 30, 2016				Six Months ended June 30, 2016
Commercial and industrial	$—	$—	$—	$—	$6	$—	$7,138	(2)	$7,144
Consumer real estate	—	—	—	—	67	81	—		148
Total	$—	$—	$—	$—	$73	$81	$7,138		$7,292

[1]
Principal deferrals include Chapter 7 bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt. Such loans are placed on non-accrual status.

[2]	Reserve-based energy relationships where the primary modifications consisted of suspension of required borrowing base payments.
Loans modified as a TDR during the three and six months ended June 30, 2017 and 2016, which experienced a subsequent payment default in the preceding twelve months are shown below. A payment default is defined as a loan that was 90 days or more past due.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Consumer real estate	$—	$—	$—	$35
Loans acquired with evidence of credit quality deterioration at acquisition, for which it was probable that the Company would not be able to collect all contractual amounts due, were accounted for as PCI loans. The carrying amount of PCI loans included in the consolidated balance sheets and the related outstanding balances at June 30, 2017 and December 31, 2016 are set forth in the table below. The outstanding balance represents the total amount owed, including accrued but unpaid interest, and any amounts previously charged off.

	June 30, 2017	December 31, 2016
Carrying amount [1]	$6,576	$6,793
Outstanding balance	7,348	7,597

[1]	The carrying amounts are reported net of allowance for loan losses of $232 and $180 as of June 30, 2017 and December 31, 2016.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Changes in the accretable yield for PCI loans for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Beginning balance	$2,527	$3,056	$2,515	$3,356
Reclassifications (to) from nonaccretable	142	(493)	340	(256)
Disposals	(9)	(14)	(9)	(282)
Accretion	(180)	(273)	(366)	(542)
Balance at end of period	$2,480	$2,276	$2,480	$2,276
Below is an analysis of the age of recorded investment in loans that were past due at June 30, 2017 and December 31, 2016. No Warehouse Purchase Program loans were delinquent at June 30, 2017 or December 31, 2016 and therefore are not included in the following table.

June 30, 2017	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Loans Past Due	Current Loans [1]	Total Loans
Commercial real estate	$6,749	$—	$53	$6,802	$2,810,641	$2,817,443
Commercial and industrial	3,606	136	8,122	11,864	2,107,814	2,119,678
Construction and land	—	—	—	—	270,050	270,050
Consumer real estate	300	2,064	969	3,333	1,151,020	1,154,353
Other consumer	302	38	—	340	47,395	47,735
Total	$10,957	$2,238	$9,144	$22,339	$6,386,920	$6,409,259
December 31, 2016
Commercial real estate	$1,829	$72	$766	$2,667	$2,667,788	$2,670,455
Commercial and industrial	20,910	495	46	21,451	1,949,709	1,971,160
Construction and land	19,517	283	—	19,800	275,094	294,894
Consumer real estate	10,487	1,916	1,199	13,602	1,061,321	1,074,923
Other consumer	1,523	31	6	1,560	52,431	53,991
Total	$54,266	$2,797	$2,017	$59,080	$6,006,343	$6,065,423

[1]	Includes acquired PCI loans with a total carrying value of $6,808 and $6,729 at June 30, 2017 and December 31, 2016, respectively.
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

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The recorded investment in loans by credit quality indicators at June 30, 2017 and December 31, 2016, was as follows.
Real Estate and Commercial and Industrial Credit Exposure
Credit Risk Profile by Internally Assigned Grade

June 30, 2017	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate
Grade: [1]
Pass	$2,777,822	$1,945,230	$269,968	$1,143,401
Special Mention	28,598	78,379	—	1,491
Substandard	11,023	96,053	82	7,794
Doubtful	—	16	—	1,667
Total	$2,817,443	$2,119,678	$270,050	$1,154,353
December 31, 2016
Grade: [1]
Pass	$2,648,842	$1,712,171	$283,423	$1,062,549
Special Mention	7,972	155,110	—	2,083
Substandard	12,875	103,815	11,471	8,252
Doubtful	766	64	—	2,039
Total	$2,670,455	$1,971,160	$294,894	$1,074,923

[1]	PCI loans are included in the substandard or doubtful categories. These categories are consistent with the "substandard" and "doubtful" categories as defined by regulatory authorities.
Warehouse Purchase Program Credit Exposure
All Warehouse Purchase Program loans were graded pass as of June 30, 2017 and December 31, 2016.
Other Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

	June 30, 2017	December 31, 2016
Performing	$47,604	$53,833
Non-performing	131	158
Total	$47,735	$53,991

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
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Fair Value Measurements Using Level 2
	June 30, 2017		December 31, 2016
Assets:
Agency residential mortgage-backed securities	$208,376		$218,551
Agency commercial mortgage-backed securities	9,369		9,347
Agency residential collateralized mortgage obligations	140,613		86,529
US government and agency securities	1,977		2,251
Municipal bonds	37,622		37,837
Total securities available for sale	$397,957		$354,515

Loans held for sale	$19,374	[1]	$21,279
Derivative financial instruments:
Interest rate lock commitments	582		379
Forward mortgage-backed securities trades	132		36
Loan customer counterparty	—		—
Financial institution counterparty	1,255		1,369
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	3		—
Forward mortgage-backed securities trades	7		80
Loan customer counterparty	1,255		1,369
Financial institution counterparty	—		—

[1]
At June 30, 2017, loans held for sale had an aggregate outstanding principal balance of $18,765. There were no mortgage loans held for sale that were 90 days or greater past due or on non-accrual at June 30, 2017.

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
Derivative instruments:
Interest rate lock commitments ("IRLCs") and forward mortgage-backed securities trades - The Company enters into a variety of derivative instruments as part of its hedging strategy and measures these instruments at fair value on a recurring basis in the balance sheet. The majority of these derivatives are forward mortgage-backed securities and are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, the Company utilized the exchange price or dealer market price for the particular derivative contract; therefore these contracts are classified as Level 2. In addition, the Company enters into interest rate lock commitments with prospective borrowers. These commitments are carried at fair value based on the fair value of the underlying mortgage loans which are based on observable market data. The Company adjusts the outstanding IRLCs with prospective borrowers based on an expectation that it will be exercised and the loan will be funded. These commitments are classified as Level 2 in the fair value disclosures, as the valuations are based on market observable inputs.
Loan customer counterparty and financial institution counterparty - The Company also enters into certain interest rate derivative positions that are not designated as hedging instruments. The estimated fair value of these commercial loan interest rate swaps are obtained from a pricing service that provides the swaps' unwind value (Level 2 inputs). Please see Note 6 — Derivative Financial Instruments for more information.
Assets and Liabilities Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below. There were no liabilities measured at fair value on a non-recurring basis at June 30, 2017 or December 31, 2016.

	Fair Value Measurements Using Level 3
	June 30, 2017	December 31, 2016
Assets:
Impaired loans	$25,367	$9,274
Foreclosed assets:
Commercial real estate	10,545	10,638
Construction and land	1,532	194
Foreclosed assets- other	1,206	6
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
Foreclosed assets are measured at the lower of book or fair value less costs to sell using third party appraisals, listing agreements or sale contracts, which may be adjusted by additional Level 3 inputs, such as discounts of market value, estimated marketing costs and estimated legal expenses. Management may also consider additional adjustments on specific properties due to the age of the appraisal, expected holding period, lack of comparable sales, or if the other real estate owned is a special use property. At June 30, 2017, the Company had $180 in residential mortgage loans in the process of foreclosure.
The Credit Risk Management department evaluates the valuations on impaired loans and foreclosed assets at least quarterly. The valuations on impaired loans are reviewed at least quarterly by the Allowance for Loan Loss Committee and are considered in the calculation of the allowance for loan losses. Unobservable inputs, such as discounts to collateral, are monitored and

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

adjusted if market conditions change.
Fair value of financial instruments not recorded at fair value
The carrying amount and fair value information of financial instruments not recorded at fair value in their entirety on a recurring basis on the Company's consolidated balance sheets at June 30, 2017 and at December 31, 2016, were as follows:

		Fair Value Measurement Using
June 30, 2017	Carrying Amount	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$318,240	$318,240	$—	$—
Securities held to maturity	191,578	—	194,862	—
Loans held for investment, net	6,338,617	—	—	6,427,610
Loans held for investment - Warehouse Purchase Program	1,256,742	—	—	1,275,949
FHLB and other restricted securities, at cost	56,618	—	56,618	—
Accrued interest receivable	20,160	20,160	—	—
Financial liabilities
Deposits	$6,562,506	$—	$—	$6,204,060
FHLB advances	1,151,682	—	—	1,151,757
Repurchase agreements	73,433	—	—	71,438
Subordinated debt	134,277	—	—	124,784
Accrued interest payable	2,664	2,664	—	—
December 31, 2016
Financial assets
Cash and cash equivalents	$289,212	$289,212	$—	$—
Securities held to maturity	210,387	—	212,981	—
Loans held for investment, net	5,998,596	—	—	6,080,165
Loans held for investment - Warehouse Purchase Program	1,055,341	—	—	1,055,219
FHLB and other restricted securities, at cost	43,266	—	43,266	—
Accrued interest receivable	20,347	20,347	—	—
Financial liabilities
Deposits	$6,365,476	$—	$—	$5,989,933
FHLB advances	833,682	—	—	830,930
Repurchase agreement	86,691	—	—	84,265
Subordinated debt	134,032	—	—	121,743
Accrued interest payable	2,111	2,111	—	—
`
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

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 6 - Derivative Financial Instruments

The following table provides the outstanding notional balances and fair values of outstanding derivative positions at June 30, 2017 and December 31, 2016.

	June 30, 2017			December 31, 2016
	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$18,228	$582	$3	$10,952	$379	$—
Forward mortgage-backed securities trades	30,493	132	7	18,613	36	80
Commercial loan interest rate swaps and caps:
Loan customer counterparty	$115,953	$—	$1,255	$112,294	$—	$1,369
Financial institution counterparty	115,953	1,255	—	112,294	1,369	—
These financial instruments are not designated as hedging instruments and are used for asset and liability management and commercial customers' financing needs. All derivatives are carried at fair value in either other assets or other liabilities.
IRLCs - The Company enters into IRLCs with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked into that interest rate. The estimated fair values of IRLCs are based on the fair value of the related mortgage loan which is based on observable market data. The Company adjusts the outstanding IRLCs based on the expectation that it will be exercised and the loan will be funded.
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
The commercial loan customer counterparty weighted average received and paid interest rates for interest rate swaps outstanding at June 30, 2017 and December 31, 2016 are presented in the following table.

	Weighted-Average Interest Rate
	June 30, 2017		December 31, 2016
	Received	Paid	Received	Paid
Loan customer counterparty	2.53%	2.29%	3.12%	2.36%

Our credit exposure on interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $174 at June 30, 2017 and $118 at December 31, 2016. This credit exposure is partly mitigated as transactions

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. Our credit exposure, net of collateral pledged, relating to interest rate swaps with upstream financial institution counter-parties was approximately $1,245 at June 30, 2017.  A credit support annex is in place and allows the bank to call collateral from upstream financial institution counter-parties. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. Our cash collateral pledged for interest rate swaps and included in our interest-bearing deposits, which totaled $1,950 at June 30, 2017 and $1,950 at December 31, 2016, is in excess of our credit exposure.
The initial and subsequent changes in the fair value of IRLCs and the forward sales of mortgage-back securities are recorded in net gain on sale of mortgage loans. These gains and losses were not attributable to instrument-specific credit risk. For interest rate swaps and caps, because we act as an intermediary for our customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on our results of operations. Income (loss) for the three and six months ended June 30, 2017 and 2016 was as follows:

Derivatives not designated as hedging instruments	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
IRLC's	$29	$86	$201	$296
Forward mortgage-backed securities trades	(147)	(301)	(259)	(646)

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 7 - Share-based Compensation
The 2017 Omnibus Incentive Plan (the "2017 Plan") was approved at the Company's 2017 annual meeting of shareholders, held on May 22, 2017. Prior to approval of the 2017 Plan by shareholders, the Company had in effect the 2012 and 2007 Equity Incentive Plans (the “Prior Plans” and together with the 2017 Plan, the “Plans”). No further awards will be made under the Prior Plans and shares reserved to make new awards under the Prior Plans have been released; provided that shares reserved to fund issued and outstanding awards under the Prior Plans continue to be reserved to provide for those awards.  All awards outstanding under the Prior Plans remain outstanding in accordance with their terms.  Each outstanding award under the Prior Plans continue to be governed solely by the terms of the documents evidencing such award, and no provision of the 2017 Plan is deemed to affect or otherwise modify the rights or obligations of the holders of such awards with respect to their acquisition of Company shares. The 2017 Plan permits the granting of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and cash awards to participants. Participants under the 2017 Plan include employees and directors (including advisory and emeritus directors) of the Company and its subsidiaries. As of June 30, 2017, no shares had been issued under the 2017 Plan. There are 3,250,000 total shares authorized under the 2017 Plan, with a fungible share rate of 2.5-for-1 for full-value awards (stock-based awards other than stock options and stock appreciation rights.)
The Plans are accounted for under ASC 718, Compensation - Stock Compensation, which requires companies to record compensation cost for share-based payment transactions with employees in return for employment service. Compensation cost is recognized for stock options and restricted stock awards based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with time-based vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. For awards with performance-based vesting conditions, compensation cost is recognized when the achievement of the performance condition is considered probable of achievement. If a performance condition is subsequently determined to be improbable of achievement, compensation cost is reversed.

Compensation cost charged to income for share-based compensation is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Restricted stock	$857	$733	$1,725	$1,181
Stock options	986	493	1,680	1,042
Income tax benefit	645	429	1,192	778

A summary of activity in the restricted stock portion of the Company's Plans is presented below:

	Time-Vested Shares		Performance-Based Shares
Six Months ended June 30, 2016	Shares	Weighted-Average Grant Date Fair Value per Share [1]	Shares	Weighted-Average Grant Date Fair Value per Share [2]
Non-vested at December 31, 2015	246,461	$20.98	61,800	$25.02
Vested	(96,665)	20.86	(20,600)	25.02
Non-vested at June 30, 2016	149,796	$20.81	41,200	$26.33
Six Months ended June 30, 2017
Non-vested at December 31, 2016	200,176	$23.79	81,400	$43.06
Granted	19,208	38.92	12,208	39.90
Vested	(85,996)	21.91	(20,600)	41.32
Non-vested at June 30, 2017	133,388	$26.91	73,008	$38.13

[1]	For restricted stock awards with time-based vesting conditions, the grant date fair value is based upon the closing stock price as quoted on the NASDAQ Stock Market on the grant date.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

[2]
For restricted stock awards with performance-based vesting conditions, the value of the award is based upon the closing stock price as quoted on the NASDAQ Stock Market on the date of vesting. Until the final value is determined on the vesting date, the Company estimates the fair value based upon the closing stock price as quoted on the NASDAQ Stock Market near the last business day of each month.

As of June 30, 2017, there was $4,445 of total unrecognized compensation expense related to non-vested restricted shares awarded under the Company's Plans. That expense is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of shares vested during the six months ended June 30, 2017 and 2016, was $2,735 and $2,532, respectively.
Under the terms of the 2017 Plan, stock options may not be granted with an exercise price less than the fair market value of the Company’s common stock on the date the option is granted and may not be exercised later than ten years after the grant date. The fair market value is the closing stock price as quoted on the NASDAQ Stock Market on the date of grant.
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
The weighted average fair value of stock options granted during the six months ended June 30, 2017 and 2016 was $10.74 and $5.37, respectively. The fair value of options granted was determined using the following weighted-average assumptions as of grant date:

	2017	2016
Expected stock price volatility	31.86%	31.70%
Expected dividends	1.61%	2.60%
Expected term of stock options (years)	6.2	6.3
Risk-free interest rate	2.18%	1.60%
A summary of activity in the stock option portion of the Company's Plans as of is presented below:

Six Months ended June 30, 2016	Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2015	1,865,750	$22.21	8.8	$6,401
Granted	19,000	21.73
Exercised	(24,614)	19.97
Forfeited	(59,666)	24.91
Outstanding at June 30, 2016	1,800,470	22.14	8.8	8,641
Six Months ended June 30, 2017
Outstanding at December 31, 2016	2,008,080	$23.71	9.5	$38,850
Granted	502,875	37.11
Exercised	(113,973)	18.75
Forfeited	(46,825)	27.68
Outstanding at June 30, 2017	2,350,157	26.74	10.7	26,853
Fully vested and expected to vest	2,322,982	26.64	10.6	26,782
Exercisable at June 30, 2017	898,001	$21.10	7.4	$15,297
As of June 30, 2017, there was $10,464 of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over a weighted-average period of 2.4 years. At June 30, 2017, the Company applied an estimated forfeiture rate of 5% based on historical activity. The intrinsic value for stock options is calculated based on the

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

difference between the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The total intrinsic value of stock options exercised was $2,334 and $127 for the six months ended June 30, 2017 and 2016, respectively.
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
For the six months ended June 30, 2017, we recognized income tax deductions in excess of compensation cost of $3,363 for share-based payment awards, which resulted in a tax benefit of $1,177 recorded as a reduction of income tax expense. The tax effect of this windfall is treated as a discrete item in this interim reporting period and is not considered in determining the annual estimated effective tax rate. The classification of excess tax benefits on the statement of cash flows will be shown as an operating activity.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 8 - Income Taxes
A summary of the net deferred tax assets as of June 30, 2017 and December 31, 2016, is presented below:

	June 30, 2017	December 31, 2016
Net deferred tax assets	$31,170	$29,231
Estimated annual effective tax rate	34%

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 9 - Commitments and Contingent Liabilities
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
The contractual amounts of financial instruments with off‑balance sheet risk at June 30, 2017 and December 31, 2016, are summarized below. Please see Part I-Item 2-"Off-Balance Sheet Arrangements, Contractual Obligations and Commitments" of this Form 10-Q for information related to commitment maturities.

	June 30, 2017	December 31, 2016
Unused commitments to extend credit	$1,849,912	$1,642,528
Unused capacity on Warehouse Purchase Program loans	625,257	892,659
Standby letters of credit	27,060	29,198
Total unused commitments/capacity	$2,502,229	$2,564,385
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
In addition to the commitments above, the Company guarantees the credit card debt of certain customers to the merchant bank that issues the credit cards. These guarantees are in place for as long as the guaranteed credit card is open. At June 30, 2017 and December 31, 2016, these credit card guarantees totaled $4,280 and $3,335, respectively. This amount represents the maximum potential amount of future payments under the guarantee, which the Company is responsible for in the event of customer non-payment.
The Company funds an allowance for credit losses on off-balance sheet lending-related commitments and guarantees on credit card debt through a charge to provision for credit losses on the Company's consolidated statement of income. At June 30, 2017 and December 31, 2016, this allowance for credit losses on off-balance sheet lending-related commitments and guarantees on credit card debt, included in "other liabilities" on the Company's consolidated balance sheets, totaled $1,229 and $1,500, respectively.
In addition to the commitments above, the Company had overdraft protection available in the amounts of $85,080 and $85,709 at June 30, 2017 and December 31, 2016, respectively.
The Company, at June 30, 2017 and December 31, 2016, had FHLB letters of credit of $1,018,605 and $946,338, respectively, pledged to secure public deposits, repurchase agreements, and for other purposes required or permitted by law.
At June 30, 2017 and December 31, 2016, the Company had $1,680 and $2,080, respectively, of unfunded commitments recorded in other liabilities in its consolidated balance sheet related to investments in community development-oriented private equity funds used for Community Reinvestment Act purposes.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 10 - Recent Accounting Developments
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

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 11 — Subsequent Events
The Company evaluated events from the date of the consolidated financial statements on June 30, 2017 through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q dated July 25, 2017. No additional events were identified requiring recognition in and/or disclosures in the consolidated financial statements.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: the expected cost savings, synergies and other financial benefits from acquisition or disposition transactions might not be realized within the expected time frames or at all and costs or difficulties relating to integration matters might be greater than expected; changes in economic conditions; fluctuations in interest rates; the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; our ability to access cost-effective funding; fluctuations in real estate values and both residential and commercial real estate market conditions; demand for loans and deposits in our market area; fluctuations in the price of oil, natural gas and other commodities; competition; changes in management's business strategies; our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we have acquired or may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; results of examinations of us by the FRB (as defined below) and our bank subsidiary by the TDOB (as defined below) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including the revenue impact from, and any mitigation actions taken in response, to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”); changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and the other risks set forth under Risk Factors under Item 1A. of the Company's Form 10-K for the year ended December 31, 2016 ("2016 Form 10-K").

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
Performance Highlights

•
Net income, which totaled $27.9 million for the second quarter of 2017, increased by $4.7 million compared to the second quarter of 2016, which included a $6.4 million increase in net interest income, a $545,000 decrease in the provision for credit losses, a $24,000 decrease in non-interest expense and a $1.4 million decrease in non-interest income compared to the same period in 2016.

•	Assets totaled $8.97 billion at June 30, 2017, which generated basic earnings per share for the second quarter of 2017 of $0.60.

•	Gross loans held for investment at June 30, 2017, excluding Warehouse Purchase Program loans, grew $343.8 million from December 31, 2016, while total deposits grew $197.0 million for the same period.

•	Warehouse Purchase Program loans totaled $1.26 billion at June 30, 2017, an increase of $201.4 million from December 31, 2016.

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
Allowance for Loan Loss. The allowance for loan losses and related provision expense are susceptible to change if the credit quality of our loan portfolio changes, which is evidenced by many factors, including but not limited to charge-offs and non-performing loan trends. Generally, consumer real estate lending has a lower risk profile compared to other consumer lending (such as automobile loans). Commercial real estate and commercial and industrial lending, however, can have higher risk profiles than consumer loans due to these loans being larger in amount and more susceptible to fluctuations in industry, market and economic conditions. While management uses available information to recognize losses on loans, changes in economic conditions, the mix and size of the loan portfolio and individual borrower conditions can dramatically impact our level of allowance for loan losses in relatively short periods of time. Management believes that the allowance for loan losses is maintained at a level that represents coverage of our best estimate of credit losses in the loan portfolio as of June 30, 2017.
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

Comparison of Financial Condition at June 30, 2017 and December 31, 2016
General. Total assets increased by $608.1 million, or 7.3%, to $8.97 billion at June 30, 2017 from $8.36 billion at December 31, 2016, primarily due to a $343.8 million, or 5.7%, increase in gross loans held for investment, excluding Warehouse Purchase Program loans, and a $201.4 million, or 19.1%, increase in Warehouse Purchase Program loans.
Loans. Gross loans held for investment increased by $545.2 million, or 7.7%, to $7.67 billion at June 30, 2017 from $7.12 billion at December 31, 2016, while loans held for sale decreased by $1.9 million, or 9.0%, for the same period.

	June 30, 2017	December 31, 2016	Dollar Change	Percent Change
	(Dollars in thousands)
Commercial real estate	$2,817,443	$2,670,455	$146,988	5.5%
Commercial and industrial	2,119,678	1,971,160	148,518	7.5
Construction and land	270,050	294,894	(24,844)	(8.4)
Consumer real estate	1,154,353	1,074,923	79,430	7.4
Other consumer	47,735	53,991	(6,256)	(11.6)
Gross loans held for investment, excluding Warehouse Purchase Program loans	6,409,259	6,065,423	343,836	5.7
Warehouse Purchase Program loans	1,256,742	1,055,341	201,401	19.1
Gross loans held for investment	7,666,001	7,120,764	545,237	7.7
Loans held for sale	19,374	21,279	(1,905)	(9.0)
Gross loans	$7,685,375	$7,142,043	$543,332	7.6%

Gross loans held for investment at June 30, 2017, excluding Warehouse Purchase Program loans, grew $343.8 million, or 5.7%, from December 31, 2016, which included growth in the commercial real estate, commercial and industrial and consumer real estate loan portfolios and was partially offset by declines in the construction and land and other consumer loan portfolios. Commercial real estate and commercial and industrial loans at June 30, 2017 increased by $147.0 million and $148.5 million, respectively, from December 31, 2016. Consumer real estate loans at June 30, 2017 increased by $79.4 million, while construction and land and other consumer loans decreased by $24.8 million and $6.3 million, respectively, from December 31, 2016.
Reserve-based energy loans, which are reported as commercial and industrial loans, totaled $515.5 million at June 30, 2017, down $11.7 million from $527.2 million at December 31, 2016. Substantially all of the reserve-based energy loans are secured by deeds of trust on properties containing proven oil and natural gas reserves. Due to the sensitivity of the energy portfolio to downward movements in oil prices, the Bank has seen migration in the portfolio into criticized classifications. See "Allowance for Loan Losses" for more information.

At June 30, 2017, our reserve-based energy portfolio (reported above at $515.5 million) was secured by collateral that consisted of 51% crude oil reserves and 49% natural gas reserves. We encourage, and in some cases even require, borrowers to utilize commodity hedges, in order to stabilize cash flows during volatile commodity price environments.  Hedges are used to guard against falling prices, and the goal is that the duration of the hedge will last long enough for prices to come back from any significant decline.  Hedges will typically include minimum and maximum allowed percentage of production, a minimum and maximum allowed term, and a minimum price.

In addition to the reserve-based energy loans, the Bank has loans categorized as "Midstream and Other," which are typically related to the transmission of oil and natural gas and would only be indirectly impacted from declining commodity prices. At June 30, 2017, "Midstream and Other" loans had a total outstanding balance of $30.4 million, down $8.6 million from $39.0 million at December 31, 2016. Also, at June 30, 2017, we had four relationships in the commercial and industrial loan portfolio (aside from the reserve-based and midstream loans discussed above) that are involved in the energy exploration sector providing front-end service to companies who drill oil and gas wells and whose business could be impacted by the dramatic reduction in drilling activity as a result of the severe drop in the price of oil and gas.  These relationships totaled $1.7 million at June 30, 2017.

Warehouse Purchase Program loans increased by $201.4 million, or 19.1%, to $1.26 billion at June 30, 2017 from $1.06 billion at December 31, 2016. Although not bound by any legally binding commitment, when a purchase decision is made, the Bank purchases a 100% participation interest in the loans originated by our mortgage banking company customers. The mortgage banking company closes mortgage loans consistent with underwriting standards established by approved investors and, once all pertinent documents are received, the participation interest is delivered by the Bank to the investor selected by the originator and approved by us. Loans funded by the Warehouse Purchase Program during the second quarter of 2017 consisted of 44% conforming, 48% government loans and 8% of other loan types, including Jumbo loans.
Allowance for Loan Losses. The allowance for loan losses is maintained to cover incurred losses that are estimated in accordance with US GAAP. It is our estimate of credit losses inherent in our loan portfolio at each balance sheet date. Our methodology for analyzing the allowance for loan losses consists of general and specific components. For more information about the Company's calculation of its allowance for loan losses, please see Item 1 (Financial Statements) - Note 4 - "Loans" under Part 1 of this report.
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
Purchased credit impaired ("PCI") loans are not considered nonperforming loans, and accordingly, are not included in the non-performing loans to total loans ratio as a numerator, but are included in total loans reflected in the denominator. The result is a downward trend in the ratio when compared to prior periods, assuming all other factors stay the same. Similarly, other asset quality ratios, such as the allowance for loan losses to total loans ratio will reflect a downward trend, assuming all other factors stay the same, due to the impact of PCI loans on the denominator with no corresponding impact in the numerator.
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
Non-performing loans to total loans held for investment, excluding Warehouse Purchase Program loans, was 1.55% at June 30, 2017 compared to 1.84% at December 31, 2016. Including Warehouse Purchase Program loans, non-performing loans to total loans held for investment was 1.29% at June 30, 2017 compared to 1.56% at December 31, 2016. Non-performing loans decreased by $12.2 million to $99.2 million at June 30, 2017 from $111.4 million at December 31, 2016. This decrease was primarily related to an $11.4 million decline in non-performing construction and land loans from December 31, 2016, due to the resolution of a relationship with a residential home builder. After various lots and homes were liquidated, paying down the credit facility, the Company foreclosed on the remaining partially completed homes in the 2017 period. For more information about the Company's non-performing loans, please see Note 4 of the Condensed Notes to Unaudited Consolidated Interim Financial Statements contained in Item 1 of this report.
Our allowance for loan losses was $75.1 million at June 30, 2017 compared to $64.6 million at December 31, 2016, or 0.98% of total loans held for investment (including Warehouse Purchase Program loans) at June 30, 2017 compared to 0.91% at December 31, 2016. Our allowance for loan losses to non-performing loans was 75.70% at June 30, 2017 compared to 57.97% at December 31, 2016. The increase in the allowance for loan losses from December 31, 2016 was primarily related to increased loan loss reserves allocated to the corporate healthcare finance portfolio, which is reported on the balance sheet as commercial and industrial loans and totaled $44.1 million at June 30, 2017. During the first quarter of 2017, the Company charged-off its $16.4 million interest in a large syndicated credit within the corporate healthcare finance portfolio. The note was sold at a deep discount after the borrower experienced liquidity constraints during the first quarter of 2017 that challenged its ongoing viability. One other relationship in the corporate healthcare finance portfolio totaling $7.7 million was considered to be impaired and rated as substandard (non-performing) at June 30, 2017. At this time, the Company is no longer originating corporate healthcare finance loans. The allowance for loan losses allocated to corporate healthcare finance and energy loans totaled $4.7 million and $24.6 million, respectively, at June 30, 2017. Net charge-offs for the six months ended June 30, 2017 totaled $18.4 million, an increase of $17.9 million from the six months ended June 30, 2016, due to the $16.4 million charge-off recorded on the healthcare finance relationship discussed above.
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
We regularly review the assets in our portfolio to determine whether any should be considered as classified. Total classified assets represented 14.1% of our total equity and 1.5% of our total assets at June 30, 2017 compared to 17.0% of our total equity and 1.8% of our total assets at December 31, 2016. The aggregate amount of classified assets at the dates indicated was as follows:

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Doubtful	$1,683	$2,880
Substandard	115,310	136,815
Total classified loans	116,993	139,695
Foreclosed assets	13,283	10,838
Total classified assets	$130,276	$150,533
Substandard loans at June 30, 2017 decreased by $21.5 million from December 31, 2016, which was primarily due to the resolution of the construction and land relationship with a residential home builder discussed above in "Allowance for Loan Losses" that resulted in the builder's remaining partially completed homes being transferred into foreclosed assets in the 2017 period. Substandard non-performing energy loans totaled $74.4 million at June 30, 2017, up $6.8 million from December 31, 2016 and up $47.8 million from June 30, 2016. This increase resulted from collateral value declines and borrowers' deteriorating financial conditions due to past pressure on the price of oil and gas. The Company continues to take action to improve the risk profile of the criticized energy loans by instituting monthly commitment reductions, obtaining additional collateral, obtaining additional guarantor support and/or requiring additional equity injections or asset sales.
The Company also has potential problem loans, considered "other loans of concern," that are currently performing and do not meet the criteria for impairment, but where there is the distinct possibility that we might sustain some loss if credit deficiencies are not corrected. These possible credit problems may result in the future inclusion of these loans in the non-performing asset categories and consisted of $11.0 million in loans that were classified as "substandard," but were still accruing interest and were not considered impaired at June 30, 2017 (excluding PCI loans.) Other loans of concern have been considered in management's analysis of potential loan losses.
Securities. Our securities portfolio increased $24.6 million, or 4.4%, to $589.5 million at June 30, 2017 from $564.9 million at December 31, 2016. During the six months ended June 30, 2017, purchases totaling $1.23 billion offset paydowns and maturities of securities totaling $1.20 billion.

Deposits. Total deposits increased $197.0 million, or 3.1%, to $6.56 billion at June 30, 2017 from $6.37 billion at December 31, 2016, primarily due to a 10.0% growth in non-interest-bearing demand deposits and a 6.8% growth in time deposits.

	June 30, 2017	December 31, 2016	Dollar Change	Percent Change
	(Dollars in thousands)
Non-interest-bearing demand	$1,522,856	$1,383,951	$138,905	10.0%
Interest-bearing demand	893,544	903,314	(9,770)	(1.1)
Savings and money market	2,685,627	2,710,307	(24,680)	(0.9)
Time	1,460,479	1,367,904	92,575	6.8
Total deposits	$6,562,506	$6,365,476	$197,030	3.1%

Non-interest-bearing demand deposits increased by $138.9 million compared to December 31, 2016, while time deposits increased by $92.6 million for the same period. These increases were partially offset by reductions in savings and money market and interest-bearing demand deposits of $24.7 million and $9.8 million, respectively, compared to December 31, 2016.
Borrowings. FHLB advances increased $318.0 million, or 38.1%, to $1.15 billion at June 30, 2017 from $833.7 million at December 31, 2016. At June 30, 2017, the Company was eligible to borrow an additional $1.70 billion from the FHLB.
The table below shows FHLB advances by maturity and weighted average rate at June 30, 2017:

	Balance	Weighted Average Rate
	(Dollars in thousands)
Less than 90 days	$303,547	1.23%
90 days to less than one year	837,205	1.08
One to three years	8,318	4.87
After three to five years	1,910	5.51
After five years	713	5.45
	1,151,693	1.16%
Restructuring prepayment penalty	(11)
Total	$1,151,682
Additionally, we have eight available federal funds lines of credit with other financial institutions totaling $255.0 million and was eligible to borrow $94.9 million from the Federal Reserve Bank discount window. At June 30, 2017, we also had a $25.0 million outstanding structured repurchase agreement with Credit Suisse, as well as $48.4 million in overnight repurchase agreements with depositors. Also, at June 30, 2017, subordinated debt totaled $134.3 million, which included $122.4 million of fixed-to-floating rate subordinated notes (reported net of $2.6 million in debt issuance costs.) $75.0 million of these notes were issued by the Company in November 2015, and $50.0 million additional notes were issued in September 2016 when the Company reopened the offering. The $134.3 million of subordinated debt also included $11.8 million of trust preferred securities that were acquired through the merger with LegacyTexas Group, Inc. All subordinated debt is reported net of purchase accounting fair value adjustments and debt issuance costs.
Accrued Expenses and Other Liabilities. Accrued expenses and other liabilities increased $66.2 million, or 116.1%, to $123.2 million at June 30, 2017 from $57.0 million at December 31, 2016. This increase was primarily due to timing of escrow payments.

Shareholders’ Equity. Total shareholders' equity increased by $39.9 million, or 4.5%, to $925.3 million at June 30, 2017 from $885.4 million at December 31, 2016.

	June 30, 2017	December 31, 2016	Dollar Change	Percent Change
	(Dollars in thousands)
Common stock	$480	$479	$1	0.2%
Additional paid-in capital	595,730	589,408	6,322	1.1
Retained earnings	342,384	310,641	31,743	10.2
Accumulated other comprehensive income (loss), net	(1,125)	(2,713)	1,588	(58.5)
Unearned ESOP shares	(12,186)	(12,450)	264	(2.1)
Total shareholders’ equity	$925,283	$885,365	$39,918	4.5%
The increase in shareholders' equity at June 30, 2017, compared to December 31, 2016, was primarily due to net income of $46.1 million recognized during the six months ended June 30, 2017, which was partially offset by the payment of quarterly dividends totaling $0.30 per common share, or $14.4 million, during the six months ended June 30, 2017.

Comparison of Results of Operations for the Three Months Ended June 30, 2017 and 2016
General. Net income for the three months ended June 30, 2017 was $27.9 million, an increase of $4.7 million, or 20.3%, from net income of $23.2 million for the three months ended June 30, 2016. The increase in net income was driven by a $10.5 million increase in interest income on loans, a $545,000 decrease in the provision for credit losses, and a $24,000 decrease in non-interest expense, which was partially offset by a $5.0 million increase in interest expense and a $1.4 million decrease in non-interest income. Basic earnings per share for the three months ended June 30, 2017 was $0.60, a $0.10 increase from $0.50 for the three months ended June 30, 2016. Diluted earnings per share for the three months ended June 30, 2017 was $0.59, a $0.09 increase from $0.50 for the three months ended June 30, 2016.
Interest Income. Interest income increased by $11.4 million, or 14.8%, to $88.7 million for the three months ended June 30, 2017 from $77.3 million for the three months ended June 30, 2016.

	Three Months Ended June 30,		Dollar Change	Percent Change
	2017	2016
	(Dollars in thousands)
Interest and dividend income
Loans, including fees	$83,917	$73,376	$10,541	14.4%
Securities	3,464	3,118	346	11.1
Interest-bearing deposits in other financial institutions	955	392	563	143.6
FHLB and Federal Reserve Bank stock and other	411	450	(39)	(8.7)
	$88,747	$77,336	$11,411	14.8%
The $11.4 million increase in interest income for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was primarily due to a $10.5 million increase in interest income on loans, which was driven by increased volume in all loan portfolios with the exception of Warehouse Purchase Program and other consumer loans. The average balance of commercial real estate loans increased by $365.2 million from the second quarter of 2016, resulting in a $4.8 million increase in interest income. The average balance of commercial and industrial loans increased by $300.8 million from the second quarter of 2016, resulting in a $4.6 million increase in interest income. The average balance of consumer real estate loans increased by $123.9 million compared to the second quarter of 2016, leading to a $1.2 million increase in interest income. Despite a $91.2 million decline in the average balance of Warehouse Purchase Program loans compared to the prior year period, interest income on Warehouse Purchase Program loans increased by $218,000 due to a 42 basis point increase in the average yield earned for the second quarter of 2017, compared to the same quarter last year.

Interest income on loans for the second quarter of 2017 included $874,000 in accretion of purchase accounting fair value adjustments on acquired loans, which includes $233,000 on acquired commercial real estate loans, $155,000 on acquired commercial and industrial loans, $19,000 on acquired construction and land loans and $467,000 on acquired consumer loans.
Interest Expense. Interest expense increased by $5.0 million, or 63.2%, to $13.0 million for the three months ended June 30, 2017 from $8.0 million for the three months ended June 30, 2016.

	Three Months Ended June 30,		Dollar Change	Percent Change
	2017	2016
	(Dollars in thousands)
Interest expense
Deposits	$8,359	$4,422	$3,937	89.0%
FHLB advances	2,427	2,103	324	15.4
Repurchase agreements and other borrowings	2,241	1,457	784	53.8
	$13,027	$7,982	$5,045	63.2%
The increase in interest expense for the three months ended June 30, 2017 compared to the same period in 2016 was primarily due to higher average deposit rates and increased volume in all deposit products. The average balance of savings and money market accounts increased by $537.3 million and the average balance of time deposits increased by $185.7 million compared to the second quarter of 2016, while the average rates paid on these deposits increased by 32 basis points and 26 basis points, respectively, compared to the prior year period. These increases in volume and rate on savings and money market accounts and time deposits increased interest expense compared to the second quarter of 2016 by $2.5 million and $1.2 million, respectively. The average rate paid on interest-bearing demand deposits increased by eight basis points compared to the second quarter of 2016, while the average balance of interest-bearing demand deposits increased by $64.9 million for the same period. A $365.8 million decrease in the average balance of borrowings from the second quarter of 2016 was more than offset by a 69 basis point increase in the average rate, resulting in a $1.1 million increase in interest expense on borrowed funds.
Net Interest Income. Net interest income increased by $6.4 million, or 9.2%, to $75.7 million for the three months ended June 30, 2017 from $69.4 million for the three months ended June 30, 2016. The net interest margin for the second quarter of 2017 was 3.77%, a four basis point decrease from the second quarter of 2016. Accretion of interest resulting from the merger with LegacyTexas Group, Inc. on January 1, 2015, as well as the 2012 Highlands acquisition, contributed five basis points to the net interest margin and average yield on earning assets for the quarter ended June 30, 2017, compared to seven basis points for the quarter ended June 30, 2016. The average yield on earning assets for the second quarter of 2017 was 4.42%, a 17 basis point increase from the second quarter of 2016. The cost of deposits for the second quarter of 2017 was 0.53%, up 20 basis points from the second quarter of 2016.
Provision for Credit Losses. The Company recorded a provision for credit losses of $6.3 million for the quarter ended June 30, 2017, down $545,000 from $6.8 million for the quarter ended June 30, 2016. For more information about the Company's allowance for loan losses, please see "Management's Discussion and Analysis - Comparison of Financial Condition at June 30, 2017 and December 31, 2016 - Allowance for Loan Losses" contained in Item 2 of this report.
Non-interest Income. Non-interest income decreased by $1.4 million, or 10.2%, to $12.3 million for the three months ended June 30, 2017 from $13.7 million for the three months ended June 30, 2016.

	Three Months Ended June 30,		Dollar Change	Percent Change
	2017	2016
	(Dollars in thousands)
Non-interest income
Service charges and other fees	$9,896	$8,927	$969	10.9%
Net gain on sale of mortgage loans held for sale	2,156	2,250	(94)	(4.2)
Bank-owned life insurance income	440	441	(1)	(0.2)
Net gain on securities transactions	—	65	(65)	N/M1
Gain on sale and disposition of assets	157	1,186	(1,029)	(86.8)
Other	(324)	853	(1,177)	N/M1
	$12,325	$13,722	$(1,397)	(10.2)%
1N/M - not meaningful
The $1.4 million decrease in non-interest income for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was primarily due to a $1.2 million decrease in other non-interest income and a $1.0 million decrease in gain on sale and disposition of assets. Other non-interest income included $642,000 in income recorded in the second quarter of 2016 from insurance activities, which was not repeated in the second quarter of 2017 due to the sale of the Company's insurance subsidiary operations in the second quarter of 2016. Also, other non-interest income for the second quarter of 2016 included $365,000 in swap fee income recorded on interest rate derivative positions with our customers, with only $2,000 of swap fee income recognized in the second quarter of 2017. Gain on sale and disposition of assets decreased by $1.0 million from the second quarter of 2016, primarily due to a gain of $1.2 million on the sale of the Company's insurance subsidiary in the second quarter of 2016, which was not repeated in the second quarter of 2017. A $969,000 increase in service charges and other fees from the second quarter of 2016, which was driven by a $691,000 increase in commercial loan fee income (consisting of syndication, arrangement, non-usage and pre-payment fees) and a $234,000 increase in Warehouse Purchase Program fee income, partially offset these decreases compared to the 2016 period.

Non-interest Expense. Non-interest expense decreased by $24,000, or 0.1%, to $39.6 million for the three months ended June 30, 2017, from $39.6 million for the three months ended June 30, 2016.

	Three Months Ended June 30,		Dollar Change	Percent Change
	2017	2016
	(Dollars in thousands)
Non-interest expense
Salaries and employee benefits	$23,391	$22,867	$524	2.3%
Advertising	1,179	1,035	144	13.9
Occupancy and equipment	3,656	3,779	(123)	(3.3)
Outside professional services	1,203	1,227	(24)	(2.0)
Regulatory assessments	1,271	1,330	(59)	(4.4)
Data processing	3,877	3,664	213	5.8
Office operations	2,404	2,541	(137)	(5.4)
Other	2,608	3,170	(562)	(17.7)
	$39,589	$39,613	$(24)	(0.1)%

The $24,000 decrease in non-interest expense for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was primarily related to a $562,000 decline in other non-interest expense due to lower debit card fraud losses in the 2017 period, as well as decreases in office operations and occupancy and equipment expenses. These decreases were partially offset by a $524,000 increase in salaries and employee benefits expense compared to the 2016 period, which was driven by additional staff and merit increases, as well as increases in health care costs and share-based compensation expense related to new stock awards granted in the 2017 period. Data processing expense increased by $213,000 compared to the second quarter of 2016 primarily due to increased costs for system upgrades to enhance customer service and increase operating efficiency.
Income Tax Expense. For the three months ended June 30, 2017, we recognized income tax expense of $14.3 million on our pre-tax income, which was an effective tax rate of 33.8%, compared to income tax expense of $13.4 million for the three months ended June 30, 2016, which was an effective tax rate of 36.7%. The decrease in the effective tax rate in the 2017 period primarily resulted from the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, in the 2017 period, which changed the tax effect of the difference between the amount of share-based compensation cost recognized for financial reporting purposes and the amount deducted on the Company's tax return for share-based payment awards. Previously, the tax effects of income tax deductions in excess of compensation cost (windfalls) and the tax effects of compensation cost in excess of income tax deductions (shortfalls) were recorded in equity to the extent of previously recognized windfalls, with the remainder recorded in income tax expense.  Under ASU 2016-09, all tax effects of windfalls and shortfalls related to share-based payments are recorded through the income statement.  The second quarter of 2016 also included a significant difference between the book basis and tax basis of the LegacyTexas Insurance Services assets sold during that period.

Comparison of Results of Operations for the Six Months Ended June 30, 2017 and 2016

General. Net income for the six months ended June 30, 2017 was $46.1 million, an increase of $826,000, or 1.8%, from net income of $45.3 million for the six months ended June 30, 2016. The increase in net income was driven by increased net interest income, and was partially offset by increased provision for credit losses and non-interest expense and lower non-interest income. Basic earnings per share for the six months ended June 30, 2017 was $0.99, an increase of $0.01 from $0.98 for the six months ended June 30, 2016. Diluted earnings per share for the six months ended June 30, 2017 was $0.98, an increase of $0.01 from $0.97 for the six months ended June 30, 2016.

Interest Income. Interest income increased by $26.3 million, or 17.6%, to $176.3 million for the six months ended June 30, 2017 from $149.9 million for the six months ended June 30, 2016.

	Six Months Ended June 30,		Dollar Change	Percent Change
	2017	2016
	(Dollars in thousands)
Interest and dividend income
Loans, including fees	$167,020	$142,182	$24,838	17.5%
Securities	6,781	6,204	577	9.3
Interest-bearing deposits in other financial institutions	1,687	722	965	133.7
FHLB and Federal Reserve Bank stock and other	795	836	(41)	(4.9)
	$176,283	$149,944	$26,339	17.6%

The $26.3 million increase in interest income for the six months ended June 30, 2017 compared to the six months ending June 30, 2016 was primarily due to a $24.8 million, or 17.5%, increase in interest income on loans, which was driven by increased volume in commercial real estate, commercial and industrial, construction and land and consumer real estate loans. The average balance of commercial real estate loans increased by $430.5 million, resulting in a $10.5 million increase in interest income. The average balance of commercial and industrial loans increased by $329.3 million, and when combined with the impact of the complete amortization of a $4.7 million discount on a purchased energy loan that occurred during the six months ended June 30, 2017, resulted in a $12.9 million increase in interest income. The average balance of consumer real estate loans increased by $132.6 million, increasing interest income by $2.2 million. The increases in interest income were partially offset by a $431,000 decline in interest income recorded on Warehouse Purchase Program loans, the average balance of which declined by $94.8 million, and a $435,000 decline in interest income recorded on other consumer loans, the average balance of which declined by $14.1 million.

Interest Expense. Interest expense increased by $8.8 million, or 57.6%, to $24.0 million for the six months ended June 30, 2017 from $15.2 million for the six months ended June 30, 2016.

	Six Months Ended June 30,		Dollar Change	Percent Change
	2017	2016
	(Dollars in thousands)
Interest expense
Deposits	$15,469	$8,544	$6,925	81.1%
FHLB advances	4,059	3,776	283	7.5
Repurchase agreements and other borrowings	4,487	2,919	1,568	53.7
	$24,015	$15,239	$8,776	57.6%

The increase in interest expense for the six months ended June 30, 2017 compared to the same period in 2016, was primarily due to an increase in interest expense on deposits, which was driven by increased rates paid on all deposit categories during the six months ended June 30, 2017 compared to the same period in 2016, which included a 27 basis point increase in the average rate paid on savings and money market deposits and a 23 basis point increase in the average rate paid on time deposits. Additionally, volume in all deposit categories increased during the six months ended June 30, 2017 compared to the same period in 2016, which included a $490.4 million increase in the average balance of savings and money market deposits and a $225.4 million increase in the average balance of time deposits. Interest expense on borrowings for the six months ended

June 30, 2017 increased by $1.9 million compared to the six months ended June 30, 2016, primarily due to a 55 basis point increase in the average rate paid on borrowings.

Net Interest Income. Net interest income increased by $17.6 million, or 13.0%, to $152.3 million for the six months ended June 30, 2017 from $134.7 million for the six months ended June 30, 2016. The net interest margin increased by three basis points to 3.88% for the six months ended June 30, 2017 from 3.85% for the same period last year. The net interest rate spread decreased by three basis points to 3.69% for the six months ended June 30, 2017 from 3.72% for the same period last year. The average yield on earning assets for the six months ended June 30, 2017 was 4.50%, a 21 basis point increase from the six months ended June 30, 2016, while the average cost of interest-bearing liabilities increased 24 basis points.
Provision for Credit Losses. The provision for credit losses was $28.6 million for the six months ended June 30, 2017, an increase of $13.0 million from $15.6 million for the six months ended June 30, 2016. The increase in the provision for credit losses was primarily related to a $16.4 million charge-off recorded during the first quarter of 2017 on the sale of a note at a deep discount after the borrower experienced liquidity constraints during the first quarter of 2017 that challenged its ongoing viability. This charged-off relationship was part of the Company's corporate healthcare finance portfolio, which is reported on the balance sheet as commercial and industrial loans and totaled $44.1 million at June 30, 2017. For more information about the Company's allowance for loan losses, please see "Management's Discussion and Analysis - Comparison of Financial Condition at June 30, 2017 and December 31, 2016 - Allowance for Loan Losses" contained in Item 2 of this report.
Non-interest Income. Non-interest income decreased by $3.9 million, or 13.8%, to $24.5 million for the six months ended June 30, 2017 from $28.4 million for the six months ended June 30, 2016.

	Six Months Ended June 30,		Dollar Change	Percent Change
	2017	2016
	(Dollars in thousands)
Non-interest income
Service charges and other fees	$18,327	$17,108	$1,219	7.1%
Net gain on sale of mortgage loans held for sale	3,784	3,830	(46)	(1.2)
Bank-owned life insurance income	862	867	(5)	(0.6)
Net gain (loss) on securities transactions	(19)	65	(84)	N/M1
Gain on sale and disposition of assets	1,556	5,258	(3,702)	(70.4)
Other	(55)	1,249	(1,304)	N/M1
	$24,455	$28,377	$(3,922)	(13.8)%
1N/M - not meaningful
The decrease in non-interest income for the six months ended June 30, 2017 compared to the six months ending June 30, 2016 was primarily due to decreases in gain on sale and disposition of assets, as well as other non-interest income. A $3.7 million decrease in gain on sale and disposition of assets resulted from a $3.9 million gain recorded in the first quarter of 2016 on the sale of two buildings, as well as a gain of $1.2 million recorded in the second quarter of 2016 on the sale of the Company's insurance subsidiary operations, partially offset by a gain of $1.3 million resulting from the sale of a parcel of land in the first quarter of 2017. Other non-interest income declined by $1.3 million as the second quarter of 2016 included $1.3 million in income recorded from insurance activities, which was not repeated in the 2017 period due to the above-mentioned sale of the Company’s insurance subsidiary operations. The $1.2 million increase in service charges and other fees included a $410,000 increase in commercial loan fee income (consisting of syndication, arrangement, non-usage and pre-payment fees), a $402,000 increase in Warehouse Purchase Program fee income, and a $382,000 increase in debit card interchange income and Mastercard incentive accruals.
Non-interest Expense. Non-interest expense increased by $2.2 million, or 2.8%, to $79.3 million for the six months ended June 30, 2017 from $77.2 million for the six months ended June 30, 2016.

	Six Months Ended June 30,		Dollar Change	Percent Change
	2017	2016
	(Dollars in thousands)
Non-interest expense
Salaries and employee benefits	$47,835	$45,204	$2,631	5.8%
Advertising	1,996	2,071	(75)	(3.6)
Occupancy and equipment	7,310	7,470	(160)	(2.1)
Outside professional services	2,359	2,043	316	15.5
Regulatory assessments	2,256	2,463	(207)	(8.4)
Data processing	7,772	6,994	778	11.1
Office operations	4,680	5,009	(329)	(6.6)
Other	5,133	5,901	(768)	(13.0)
	$79,341	$77,155	$2,186	2.8%
The increase in non-interest expense included a $2.6 million increase in salaries and employee benefits expense for the six months ending June 30, 2017, which was driven by additional staff and merit increases, as well as increases in share-based compensation, performance incentive accruals, payroll taxes and health care expenses. These increases in salaries and employee benefits expense were partially offset by a reduction in expense related to the third quarter 2016 pay-off of one of the Company's ESOP loans and additional deferred salary costs related to loan originations that will be accounted for over the lives of the related loans. Data processing expense increased by $778,000, primarily due to increased costs compared to the prior year for system upgrades to enhance customer service and increase operating efficiency, while outside professional services expense increased by $316,000 due to higher legal fees in the 2017 period. These increases were partially offset by a $768,000 decline in other non-interest expense due to lower debit card fraud losses in the 2017 period. Office operations and occupancy and equipment declined $329,000 and $160,000, respectively, compared to the prior year period, as the Company has renegotiated contracts and closed locations.
Income Tax Expense. For the six months ended June 30, 2017, we recognized income tax expense of $22.7 million on our pre-tax income, which was an effective tax rate of 33.0%, compared to income tax expense of $25.0 million for the six months ended June 30, 2016, which was an effective tax rate of 35.6%. The decrease in the effective tax rate in the 2017 period primarily resulted from the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, in the 2017 period, which changed the tax effect of the difference between the amount of share-based compensation cost recognized for financial reporting purposes and the amount deducted on the Company's tax return for share-based payment awards. Previously, the tax effects of income tax deductions in excess of compensation cost (windfalls) and the tax effects of compensation cost in excess of income tax deductions (shortfalls) were recorded in equity to the extent of previously recognized windfalls, with the remainder recorded in income tax expense.  Under ASU 2016-09, all tax effects of windfalls and shortfalls related to share-based payments are recorded through the income statement.  The 2016 period also included a significant difference between the book basis and tax basis of the LegacyTexas Insurance Services assets sold during that period.

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

	Three Months Ended June 30,
	2017			2016
	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$2,781,472	$35,222	5.08%	$2,416,288	$30,458	5.07%
Warehouse Purchase Program	896,018	8,260	3.70	987,225	8,042	3.28
Commercial and industrial	1,995,882	23,038	4.63	1,695,037	18,477	4.38
Construction and land	278,986	3,559	5.12	266,968	3,566	5.37
Consumer real estate	1,126,744	12,923	4.59	1,002,848	11,765	4.69
Other consumer	49,721	690	5.57	63,525	893	5.65
Loans held for sale	22,581	225	3.99	19,726	175	3.55
Less: deferred fees and allowance for loan loss	(68,779)	—	—	(55,940)	—	—
Loans receivable [1]	7,082,625	83,917	4.75	6,395,677	73,376	4.61
Agency mortgage-backed securities	320,361	1,724	2.15	352,330	1,837	2.09
Agency collateralized mortgage obligations	165,862	974	2.35	81,651	476	2.33
Investment securities	108,946	766	2.81	123,510	805	2.61
FHLB and FRB stock and other restricted securities	50,436	411	3.26	65,657	450	2.74
Interest-earning deposit accounts	324,406	955	1.18	291,754	392	0.54
Total interest-earning assets	8,052,636	88,747	4.42	7,310,579	77,336	4.25
Non-interest-earning assets	439,060			428,436
Total assets	$8,491,696			$7,739,015
Interest-bearing liabilities:
Interest-bearing demand	$849,633	1,223	0.58	$784,741	966	0.50
Savings and money market	2,703,291	3,787	0.56	2,166,002	1,318	0.24
Time	1,355,681	3,349	0.99	1,169,960	2,138	0.73
Borrowings	1,142,998	4,668	1.64	1,508,787	3,560	0.95
Total interest-bearing liabilities	6,051,603	13,027	0.86	5,629,490	7,982	0.57
Non-interest-bearing demand	1,410,566			1,194,118
Non-interest-bearing liabilities	114,963			79,655
Total liabilities	7,577,132			6,903,263
Total shareholders’ equity	914,564			835,752
Total liabilities and shareholders’ equity	$8,491,696			$7,739,015
Net interest income and margin		$75,720	3.77%		$69,354	3.81%
Net interest income and margin (tax-equivalent basis) [2]		$75,979	3.78%		$69,620	3.83%
Net interest rate spread			3.56%			3.68%
Net earning assets	$2,001,033			$1,681,089
Average interest-earning assets to average interest-bearing liabilities	133.07%			129.86%
[1]	Calculated net of deferred fees, loan discounts, loans in process and allowance for loan losses.
[2]
In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for 2017 and 2016. Tax-exempt investments and loans had an average balance of $102.5 million and $106.4 million for the three months ended June 30, 2017 and 2016, respectively.

	Six Months Ended June 30,
	2017			2016
	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$2,752,978	$69,146	5.07%	$2,322,485	$58,604	5.07%
Warehouse Purchase Program	797,216	14,285	3.61	892,028	14,716	3.32
Commercial and industrial	1,982,896	49,259	5.01	1,653,581	36,406	4.43
Construction and land	284,888	7,275	5.15	268,329	7,170	5.37
Consumer real estate	1,108,822	25,303	4.56	976,208	23,090	4.73
Other consumer	51,180	1,406	5.54	65,290	1,841	5.67
Loans held for sale	17,651	346	3.92	19,657	355	3.61
Less: deferred fees and allowance for loan loss	(67,350)	—	—	(52,559)	—	—
Loans receivable [1]	6,928,281	167,020	4.86	6,145,019	142,182	4.65
Agency mortgage-backed securities	323,318	3,396	2.10	348,546	3,640	2.09
Agency collateralized mortgage obligations	154,828	1,832	2.37	80,475	939	2.33
Investment securities	111,650	1,553	2.78	123,395	1,625	2.63
FHLB and FRB stock and other restricted securities	47,736	795	3.33	58,998	836	2.83
Interest-earning deposit accounts	328,512	1,687	1.04	265,165	722	0.55
Total interest-earning assets	7,894,325	176,283	4.50	7,021,598	149,944	4.29
Non-interest-earning assets	438,442			426,539
Total assets	$8,332,767			$7,448,137
Interest-bearing liabilities:
Interest-bearing demand	$852,339	2,344	0.55	$779,770	1,899	0.49
Savings and money market	2,678,217	6,812	0.51	2,187,839	2,659	0.24
Time	1,335,258	6,313	0.95	1,109,885	3,986	0.72
Borrowings	1,092,199	8,546	1.58	1,307,682	6,695	1.03
Total interest-bearing liabilities	5,958,013	24,015	0.81	5,385,176	15,239	0.57
Non-interest-bearing demand	1,376,132			1,164,094
Non-interest-bearing liabilities	91,241			71,722
Total liabilities	7,425,386			6,620,992
Total shareholders’ equity	907,381			827,145
Total liabilities and shareholders’ equity	$8,332,767			$7,448,137
Net interest income and margin		$152,268	3.88%		$134,705	3.85%
Net interest income and margin (tax-equivalent basis) [2]		$152,791	3.90%		$135,243	3.87%
Net interest rate spread			3.69%			3.72%
Net earning assets	$1,936,312			$1,636,422
Average interest-earning assets to average interest-bearing liabilities	132.50%			130.39%
[1]	Calculated net of deferred fees, loan discounts, loans in process and allowance for loan losses.
[2]
In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for 2017 and 2016. Tax-exempt investments and loans had an average balance of $103.2 million and $107.3 million for the six months ended June 30, 2017 and 2016, respectively.

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

	Three Months Ended June 30,
	2017 versus 2016
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$4,624	$140	$4,764
Warehouse Purchase Program	(783)	1,001	218
Commercial and industrial	3,424	1,137	4,561
Construction and land	157	(164)	(7)
Consumer real estate	1,426	(268)	1,158
Other consumer	(192)	(11)	(203)
Loans held for sale	27	23	50
Loans receivable	8,683	1,858	10,541
Agency mortgage-backed securities	(171)	58	(113)
Agency collateralized mortgage obligations	494	4	498
Investment securities	(99)	60	(39)
FHLB and FRB stock and other restricted securities	(115)	76	(39)
Interest-earning deposit accounts	48	515	563
Total interest-earning assets	8,840	2,571	11,411
Interest-bearing liabilities:
Interest-bearing demand	84	173	257
Savings and money market	395	2,074	2,469
Time	377	834	1,211
Borrowings	(1,020)	2,128	1,108
Total interest-bearing liabilities	(164)	5,209	5,045
Net interest income	$9,004	$(2,638)	$6,366

	Six Months Ended June 30,
	2017 versus 2016
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$10,814	$(272)	$10,542
Warehouse Purchase Program	(1,639)	1,208	(431)
Commercial and industrial	7,816	5,037	12,853
Construction and land	431	(326)	105
Consumer real estate	3,049	(836)	2,213
Other consumer	(389)	(46)	(435)
Loans held for sale	(38)	29	(9)
Loans receivable	20,044	4,794	24,838
Agency mortgage-backed securities	(265)	21	(244)
Agency collateralized mortgage obligations	880	13	893
Investment securities	(160)	88	(72)
FHLB and FRB stock and other restricted securities	(174)	133	(41)
Interest-earning deposit accounts	205	760	965
Total interest-earning assets	20,530	5,809	26,339
Interest-bearing liabilities:
Interest-bearing demand	186	259	445
Savings and money market	707	3,446	4,153
Time	910	1,417	2,327
Borrowings	(1,242)	3,093	1,851
Total interest-bearing liabilities	561	8,215	8,776
Net interest income	$19,969	$(2,406)	$17,563

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
Management also has several secondary sources of funds available to meet potential liquidity demands. At June 30, 2017, the Company had additional borrowing capacity of $1.70 billion with the FHLB and $255.0 million in federal funds lines of credit available with other financial institutions. The Company may also use the discount window at the Federal Reserve Bank as a source of short-term funding. Federal Reserve Bank borrowing capacity varies based upon securities pledged to the discount window line. At June 30, 2017, securities pledged had a collateral value of $94.9 million.
At June 30, 2017, the Company had classified 67.5% of its securities portfolio as available for sale (including pledged securities), providing an additional source of liquidity. Management believes that because active markets exist and our securities portfolio is of high quality, our available for sale securities are marketable. Selling participations in loans we originate, including portions of commercial real estate loans, creates another source of liquidity and allows us to manage borrower concentration risk as well as interest rate risk.
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
The Company, which is a separate legal entity from the Bank and must provide for its own liquidity, had liquid assets of $23.7 million on an unconsolidated basis at June 30, 2017. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders, funds paid out for Company stock repurchases, and payments on trust-preferred securities and subordinated debt held at the Company level. The Company has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. See “How We Are Regulated - Limitations on Dividends and Other Capital Distributions” under Item 1 and Note 16 of the Notes to Consolidated Financial Statements contained in Item 8 of the Company's 2016 Form 10-K.
The Company uses its sources of funds primarily to meet its expenses, pay maturing deposits and fund withdrawals, and to fund loan commitments. Total approved loan commitments (including Warehouse Purchase Program commitments, unused lines of credit and letters of credit) amounted to $2.50 billion and $2.56 billion at June 30, 2017, and December 31, 2016, respectively. It is management's policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Company. Certificates of deposit scheduled to mature in one year or less at June 30, 2017 totaled $1.04 billion with a weighted average rate of 0.94%.
During the six months ended June 30, 2017, cash and cash equivalents increased by $29.0 million, or 10.0%, to $318.2 million at June 30, 2017 from $289.2 million at December 31, 2016. Operating activities provided cash of $139.9 million and financing activities provided cash of $489.5 million, which was partially offset by cash used in investing activities of $600.4 million. Primary sources of cash for the six months ended June 30, 2017 included proceeds from pay-offs of Warehouse Purchase Program loans totaling $10.03 billion, proceeds from FHLB advances totaling $325.0 million, proceeds from the sale of loans held for sale totaling $101.9 million, and a $197.0 million increase in deposits. Primary uses of cash for the six months ended June 30, 2017 included originations of Warehouse Purchase Program loans totaling $10.23 billion and net fundings of loans held for investment totaling $365.7 million.
Please see Item 1A (Risk Factors) under Part 1 of the Company's 2016 Form 10-K for information regarding liquidity risk.
Off-Balance Sheet Arrangements, Contractual Obligations and Commitments
The following table presents our longer term contractual obligations and commitments to extend credit to our borrowers, in aggregate and by payment due dates (not including any interest amounts). In addition to the commitments below, the Company had overdraft protection available to its depositors in the amount of $85.1 million and credit card guarantees outstanding in the amount of $4.3 million at June 30, 2017.

	June 30, 2017
	Less than One Year	One through Three Years	Four through Five Years	After Five Years	Total
	(Dollars in thousands)
Contractual obligations:
Deposits without a stated maturity	$5,102,027	$—	$—	$—	$5,102,027
Certificates of deposit	1,042,211	336,523	78,415	3,330	1,460,479
FHLB advances [1]	1,140,752	8,318	1,910	713	1,151,693
Repurchase agreements	73,433	—	—	—	73,433
Subordinated debt [1]	—	—	—	140,464	140,464
Private equity fund for Community Reinvestment Act purposes	1,680	—	—	—	1,680
Operating leases (premises)	6,125	10,101	8,593	17,974	42,793
Total contractual obligations	$7,366,228	$354,942	$88,918	$162,481	7,972,569
Off-balance sheet loan commitments: [2]
Unused commitments to extend credit	$822,280	$612,709	$345,246	$69,677	1,849,912
Unused capacity on Warehouse Purchase Program loans [3]	558,257	67,000	—	—	625,257
Standby letters of credit	20,034	4,617	2,186	223	27,060
Total loan commitments	$1,400,571	$684,326	$347,432	$69,900	2,502,229
Total contractual obligations and loan commitments					$10,474,798

[1]	FHLB advances and subordinated debt are shown at their contractual amounts.

[2]	Loans having no stated maturity are reported in the “Less than One Year” category.

[3]
In regards to unused capacity on Warehouse Purchase Program loans, the Company has established a maximum purchase facility amount, but reserves the right, at any time, to refuse to buy any mortgage loans offered for sale by its mortgage banking company customers for any reason in the Company's sole and absolute discretion.

Capital Resources
Consistent with our goal to operate a sound and profitable organization, our policy is for the Company and its subsidiary bank to maintain “well-capitalized” status under the FRB regulations. Based on capital levels at June 30, 2017 and December 31, 2016, the Bank and the Company were considered to be well-capitalized. At June 30, 2017, the Bank's equity totaled $1.01 billion. The Company's consolidated equity totaled $925.3 million, or 10.3% of total assets, at June 30, 2017. Warehouse Purchase Program loan volumes can increase significantly on the last day of the month, potentially leading to a significant difference between the ending and average balance of Warehouse Purchase Program loans. At June 30, 2017, Warehouse Purchase Program loans totaled $1.26 billion, compared to an average balance of $896.0 million for the three months ended June 30, 2017. Because the capital ratios below are calculated using ending risk-weighted assets and Warehouse Purchase Program loans are risk-weighted at 100%, an end of period increase in these balances can significantly impact the Company's reported capital ratios.

	Actual		Required for Capital Adequacy Purposes		To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2017	(Dollars in thousands)
Total risk-based capital
Company	$958,844	11.43%	$671,326	8.00%	$839,158	10.00%
Bank	912,580	10.88	671,285	8.00	839,106	10.00
Tier 1 risk-based capital
Company	760,081	9.06	503,495	6.00	503,495	6.00
Bank	836,260	9.97	503,464	6.00	671,285	8.00
Common equity tier 1 risk-based capital
Company	748,246	8.92	377,621	4.50	n/a [1]	n/a [1]
Bank	836,260	9.97	377,598	4.50	545,419	6.50
Tier 1 leverage
Company	760,081	9.14	332,743	4.00	n/a [1]	n/a [1]
Bank	836,260	10.05	332,817	4.00	416,022	5.00
December 31, 2016
Total risk-based capital
Company	$910,040	11.71%	$621,870	8.00%	$777,338	10.00%
Bank	869,523	11.19	621,840	8.00	777,300	10.00
Tier 1 risk-based capital
Company	721,600	9.28	466,403	6.00	466,403	6.00
Bank	803,374	10.34	466,380	6.00	621,840	8.00
Common equity tier 1 risk-based capital
Company	709,858	9.13	349,802	4.50	n/a [1]	n/a [1]
Bank	803,374	10.34	349,785	4.50	505,245	6.50
Tier 1 leverage
Company	721,600	8.73	330,782	4.00	n/a [1]	n/a [1]
Bank	803,374	9.71	330,873	4.00	413,591	5.00
[1] Not applicable
Pursuant to the capital regulations of the FRB and the other federal banking agencies, the Company and the Bank must maintain a capital conservation buffer consisting of additional common equity tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels of risk-based common equity tier 1 capital, tier 1 capital and total capital in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. For our fiscal year ending December 31, 2017, the capital conservation buffer rule requires a buffer of greater than 1.25% of risk-weighted assets, which amount will increase by 0.625% yearly until the requirement is fully phased-in on January 1, 2019, when the buffer must exceed 2.5% of risk-weighted assets. At June 30, 2017, the Company's and the Bank's common equity tier 1 capital exceeded the required capital conservation buffer.

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

The Bank's asset/liability management strategy sets acceptable limits for the percentage change in EVE and EAR given changes in interest rates. For instantaneous, parallel, and sustained interest rate increases or decreases of 100 basis points, the Bank's policy indicates that change in EVE should not decrease by more than 5%, and for increases of 200, 300, and 400 basis points, the change in EVE should not exceed a 10%, 12.5% and 15% decrease, respectively. For an instantaneous, parallel, and sustained interest rate increase or decrease of 100 basis points, the Bank's policy indicates that the change in EAR should not exceed a 7% decrease, and for increases of 200, 300, and 400 basis points, the change in EAR should not exceed decreases of 10%, 13%, and 15%, respectively.
As illustrated in the tables below, the Bank was within policy limits for all scenarios tested. The tables presented below, as of June 30, 2017, and December 31, 2016, are internal analyses of our interest rate risk as measured by changes in EVE and EAR for instantaneous, parallel, and sustained shifts for all market rates and yield curves, in 100 basis point increments, up 400 basis points and down 100 basis points.
As illustrated in the tables below, our EVE would be negatively impacted by a parallel, instantaneous, and sustained increase in market rates. Such an increase in rates would negatively impact EVE as a result of the duration of assets, including loans and investments, being longer than the duration of liabilities, primarily deposit accounts and FHLB borrowings. In rising rate environments, deposits are more beneficial to the Bank’s EVE than comparable wholesale funding. As illustrated in the table below, at June 30, 2017, our EAR would be positively impacted by a parallel, instantaneous, and sustained increase in market rates. Our EVE and EAR would also be negatively impacted by a 100 basis point decline in market rates.

June 30, 2017
Change in Interest Rates in Basis Points	Economic Value of Equity				Earnings at Risk (12 months)
	Estimated EVE	Estimated Increase / (Decrease) in EVE		EVE Ratio %	Estimated Net Interest Income	Increase / (Decrease) in Estimated Net Interest Income
	$ Amount	$ Change	% Change		$ Amount	$ Change	% Change
	(Dollars in thousands)
400	1,165,160	(122,054)	(9.48)	14.01	347,301	11,380	3.39
300	1,204,854	(82,360)	(6.40)	14.25	344,750	8,829	2.63
200	1,240,067	(47,147)	(3.66)	14.42	342,010	6,089	1.81
100	1,269,970	(17,244)	(1.34)	14.52	339,114	3,193	0.95
—	1,287,214	—	—	14.49	335,921	—	—
(100)	1,237,907	(49,307)	(3.83)	13.73	323,326	(12,595)	(3.75)

December 31, 2016
Change in Interest Rates in Basis Points	Economic Value of Equity				Earnings at Risk (12 months)
	Estimated EVE	Estimated Increase / (Decrease) in EVE		EVE Ratio %	Estimated Net Interest Income	Increase / (Decrease) in Estimated Net Interest Income
	$ Amount	$ Change	% Change		$ Amount	$ Change	% Change
	(Dollars in thousands)
400	1,137,560	(127,508)	(10.08)	14.74	312,457	1,807	0.58
300	1,180,103	(84,965)	(6.72)	15.02	312,109	1,459	0.47
200	1,216,125	(48,943)	(3.87)	15.21	311,549	899	0.29
100	1,248,129	(16,939)	(1.34)	15.34	310,953	303	0.10
—	1,265,068	—	—	15.30	310,650	—	—
(100)	1,230,570	(34,498)	(2.73)	14.64	297,726	(12,924)	(4.16)

The Bank's EVE was $1.29 billion, or 14.49%, of the market value of portfolio assets as of June 30, 2017, a $22.1 million increase from $1.27 billion, or 15.30%, of the market value of portfolio assets as of December 31, 2016. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $47.1 million decrease in our EVE at June 30, 2017 compared to a $48.9 million decrease at December 31, 2016, and would result in a seven basis point decrease in our EVE ratio to 14.42% at June 30, 2017 compared to a nine basis point decrease to 15.21% at December 31, 2016. An immediate 100 basis point decrease in market interest rates would result in a $49.3 million decrease in our EVE at June 30, 2017 compared to a $34.5 million decrease at December 31, 2016, and would result in a 76 basis point decrease in our EVE ratio to 13.73% at June 30, 2017, as compared to a 66 basis point decrease in our EVE ratio to 14.64% at December 31, 2016.
The Bank's projected EAR for the twelve months ending June 30, 2018 is $335.9 million, compared to $310.7 million for the twelve months ending December 31, 2017. Based on the assumptions utilized, an immediate 200 basis point increase in market rates would result in a $6.1 million, or 1.81%, increase in net interest income for the twelve months ending June 30, 2018 compared to an $899,000, or 0.29%, increase for the twelve months ending December 31, 2017. An immediate 100 basis point decrease in market rates would result in a $12.6 million decrease in net interest income for the twelve months ending June 30, 2018 compared to a $12.9 million decrease for the twelve months ending December 31, 2017.
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
An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2017. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company's internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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
The Company did not repurchase any of its common stock during the quarter ended June 30, 2017.

Item 3.	Defaults upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Bylaw Amendment: On July 24, 2017, the Company’s Board of Directors approved amendments to the Company’s bylaws (the “Bylaw Amendments”) which delete references to the three-year classified terms of our directors and provide for a majority voting standard in uncontested elections of directors. The Company’s bylaws continue to provide that directors will be elected by a plurality of the votes cast in the case of a contested election. The Bylaw Amendments are described in greater detail in the Company’s definitive proxy statement for the 2017 Annual Meeting of Shareholders filed with the SEC on April 14, 2017 under the heading “Proposal 6 - Approval of the Company's Charter Amendment to Declassify the Board of Directors and Other Related Amendments,” which description is incorporated herein by reference. A complete copy of the Company’s bylaws, as amended and currently in effect, are attached as Exhibit 3.2 to this report and are incorporated herein by reference.
The Board of Directors also adopted a Majority Voting Director Resignation Policy. Under the Majority Voting Director Resignation Policy, in an uncontested election of directors, each director who is not re-elected by a majority of the votes cast will be required to tender his or her resignation to the Board of Directors, and the Board of Directors will then decide whether to accept or reject the resignation, or whether other action is required.  The policy requires a director to tender a contingent resignation to the Board of Directors prior to the shareholders’ meeting.  The contingent resignation will become effective if the director does not receive a majority of the votes cast when he or she is proposed for re-election, and the Board of Directors then votes to accept the resignation. Therefore, a director who is proposed for re-election and who does not receive a majority of the votes cast will not automatically remain on the Board of Directors as a “holdover” director.  Rather, his or her continued service as a director will be subject to review by the Board of Directors, taking into account the shareholders’ vote and any other relevant considerations.

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

3.1	Charter of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2017 (File No. 001-34737))

3.2	Bylaws of the Registrant, as amended

4.1	Certificate of Registrant’s Common Stock (incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 6, 2015 (File No. 001-34737))

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

10.12	Registrant's 2017 Omnibus Incentive Plan (incorporated herein by reference to Appendix A to the Registrant's proxy statement filed with the SEC on April 14, 2017 (File No. 001-34737))

11	Statement regarding computation of per share earnings (See Note 2 of the Condensed Notes to Unaudited Consolidated Interim Financial Statements included in this Form 10-Q).

31.1	Rule 13a — 14(a)/15d — 14(a) Certification (Chief Executive Officer)

31.2	Rule 13a — 14(a)/15d — 14(a) Certification (Chief Financial Officer)

32	Section 1350 Certifications

101
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Condensed Notes to Unaudited Consolidated Interim Financial Statements.

SIGNATURES
In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
LegacyTexas Financial Group, Inc.
(Registrant)

Date:	July 25, 2017	By:	/s/ Kevin J. Hanigan
Kevin J. Hanigan,
President and Chief Executive Officer
(Duly Authorized Officer)

Date:	July 25, 2017	By:	/s/ J. Mays Davenport
J. Mays Davenport
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibits:

3.2	Bylaws of the Registrant, as amended
31.1	Certification of the Chief Executive Officer
31.2	Certification of the Chief Financial Officer
32.0	Section 1350 Certifications
101
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Condensed Notes to Unaudited Consolidated Interim Financial Statements.