Form 10-Q
period 2017-09-30
LegacyTexas Financial Group, Inc.
filed 2017-10-24
CIK 1487052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class: Common Stock	Shares Outstanding as of October 20, 2017:
48,040,059

LEGACYTEXAS FINANCIAL GROUP, INC.
FORM 10-Q
September 30, 2017

PART 1 - FINANCIAL INFORMATION        Item 1. Financial Statements
LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
ASSETS	(unaudited)
Cash and due from financial institutions	$58,776	$59,823
Short-term interest-bearing deposits in other financial institutions	268,567	229,389
Total cash and cash equivalents	327,343	289,212
Securities available for sale, at fair value	410,450	354,515
Securities held to maturity (fair value: September 30, 2017 — $183,810 December 31, 2016— $212,981)	180,968	210,387
Loans held for sale, at fair value	25,955	21,279
Loans held for investment:
Loans held for investment (net of allowance for loan losses of $70,044 at September 30, 2017 and $64,576 at December 31, 2016)	6,553,260	5,998,596
Loans held for investment - Warehouse Purchase Program	1,127,929	1,055,341
Total loans held for investment	7,681,189	7,053,937
Federal Home Loan Bank ("FHLB") stock and other restricted securities, at cost	50,333	43,266
Bank-owned life insurance	57,383	56,477
Premises and equipment, net	70,052	74,226
Goodwill	178,559	178,559
Other assets	86,380	80,397
Total assets	$9,068,612	$8,362,255
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand	$1,529,052	$1,383,951
Interest-bearing demand	889,627	903,314
Savings and money market	2,967,672	2,710,307
Time	1,374,017	1,367,904
Total deposits	6,760,368	6,365,476
FHLB advances	998,146	833,682
Repurchase agreements	81,073	86,691
Subordinated debt	134,400	134,032
Accrued expenses and other liabilities	144,533	57,009
Total liabilities	8,118,520	7,476,890
Commitments and contingent liabilities (See Note 9)
Shareholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized; 0 shares issued — September 30, 2017 and December 31, 2016	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; 48,040,059 shares issued — September 30, 2017 and 47,876,198 shares issued December 31, 2016	480	479
Additional paid-in capital	598,820	589,408
Retained earnings	363,890	310,641
Accumulated other comprehensive income (loss), net	(1,045)	(2,713)
Unearned Employee Stock Ownership Plan (ESOP) shares; 1,205,331 shares at September 30, 2017 and 1,245,046 shares at December 31, 2016	(12,053)	(12,450)
Total shareholders’ equity	950,092	885,365
Total liabilities and shareholders’ equity	$9,068,612	$8,362,255
See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest and dividend income
Loans, including fees	$89,084	$78,966	$256,104	$221,148
Taxable securities	2,694	2,314	7,981	6,985
Nontaxable securities	713	763	2,207	2,296
Interest-bearing deposits in other financial institutions	1,524	463	3,211	1,185
FHLB and Federal Reserve Bank stock and other	448	405	1,243	1,241
	94,463	82,911	270,746	232,855
Interest expense
Deposits	10,271	5,756	25,740	14,300
FHLB advances	2,944	1,865	7,003	5,641
Repurchase agreements and other borrowings	2,284	1,810	6,771	4,729
	15,499	9,431	39,514	24,670
Net interest income	78,964	73,480	231,232	208,185
Provision for credit losses	7,157	3,467	35,713	19,067
Net interest income after provision for credit losses	71,807	70,013	195,519	189,118
Non-interest income
Service charges and other fees	9,291	9,670	27,618	26,778
Net gain on sale of mortgage loans held for sale	1,982	2,383	5,766	6,213
Bank-owned life insurance income	435	441	1,297	1,308
Net gain (loss) on securities transactions	(20)	(3)	(39)	62
Gain (loss) on sale and disposition of assets	352	(1,490)	1,908	3,768
Other	186	276	131	1,525
	12,226	11,277	36,681	39,654
Non-interest expense
Salaries and employee benefits	24,175	23,918	72,010	69,122
Advertising	980	751	2,976	2,822
Occupancy and equipment	3,299	3,822	10,609	11,292
Outside professional services	1,230	940	3,589	2,983
Regulatory assessments	1,011	1,169	3,267	3,632
Data processing	4,287	3,989	12,059	10,983
Office operations	2,378	2,368	7,058	7,377
Other	2,935	2,717	8,068	8,618
	40,295	39,674	119,636	116,829
Income before income tax expense	43,738	41,616	112,564	111,943
Income tax expense	15,029	14,399	37,730	39,427
Net income	$28,709	$27,217	$74,834	$72,516

Earnings per share:
Basic	$0.61	$0.59	$1.60	$1.56
Diluted	$0.61	$0.58	$1.58	$1.56
Dividends declared per share	$0.15	$0.15	$0.45	$0.43

See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$28,709	$27,217	$74,834	$72,516
Change in unrealized gains (losses) on securities available for sale	103	(433)	2,529	4,331
Reclassification of amount realized through securities transactions	20	3	39	(62)
Tax effect	(43)	151	(900)	(1,497)
Other comprehensive income (loss), net of tax	80	(279)	1,668	2,772
Comprehensive income	$28,789	$26,938	$76,502	$75,288
See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)
(Dollars in thousands, except share and per share data)

For the nine months ended September 30, 2016	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at January 1, 2016	$476	$576,753	$240,496	$(133)	$(13,516)	$804,076
Net income	—	—	72,516	—	—	72,516
Other comprehensive income, net of tax	—	—	—	2,772	—	2,772
Dividends declared ($0.43 per share)	—	—	(20,502)	—	—	(20,502)
ESOP shares earned (107,173 shares)	—	1,775	—	—	934	2,709
Share-based compensation expense	—	3,855	—	—	—	3,855
Activity in employee stock plans (127,334 shares)	2	1,417	—	—	—	1,419
Balance at September 30, 2016	$478	$583,800	$292,510	$2,639	$(12,582)	$866,845
For the nine months ended September 30, 2017
Balance at January 1, 2017	$479	$589,408	$310,641	$(2,713)	$(12,450)	$885,365
Net income	—	—	74,834	—	—	74,834
Other comprehensive income, net of tax	—	—	—	1,668	—	1,668
Dividends declared ($0.45 per share)	—	—	(21,585)	—	—	(21,585)
ESOP shares earned (39,715 shares)	—	1,147	—	—	397	1,544
Share-based compensation expense	—	5,419	—	—	—	5,419
Activity in employee stock plans (163,861 shares)	1	2,846	—	—	—	2,847
Balance at September 30, 2017	$480	$598,820	$363,890	$(1,045)	$(12,053)	$950,092

See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net income	$74,834	$72,516
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	35,713	19,067
Depreciation and amortization	5,369	5,283
Deferred tax benefit	(4,277)	(3,007)
Premium amortization and accretion of securities, net	3,273	3,154
Accretion related to acquired loans	(2,567)	(3,764)
Net (gain) loss on securities transactions	39	(62)
ESOP compensation expense	1,544	2,709
Share-based compensation expense	5,419	3,855
Excess tax benefit on vesting of stock awards	1,307	—
Net gain on loans held for sale	(5,766)	(6,213)
Loans originated or purchased for sale	(148,853)	(160,895)
Proceeds from sale of loans held for sale	149,943	166,459
FHLB stock dividends	(375)	(399)
Bank-owned life insurance income	(1,297)	(1,308)
(Gain) on sale and disposition of repossessed assets, premises and equipment	(1,723)	(3,930)
Disposition of insurance subsidiary goodwill upon sale of subsidiary operations	—	2,217
Net change in deferred loan fees/costs	(7,663)	(4,621)
Net change in accrued interest receivable	(1,256)	(1,174)
Net change in other assets	1,275	275
Net change in other liabilities	87,013	47,437
Net cash provided by operating activities	191,952	137,599
Cash flows from investing activities
Available-for-sale securities:
Maturities, prepayments and calls	2,010,107	2,146,984
Purchases	(2,066,094)	(2,274,549)
Proceeds from sale of AFS securities	—	7,700
Held-to-maturity securities:
Maturities, prepayments and calls	28,729	31,324
Purchases	—	(12,664)
Originations of Warehouse Purchase Program loans	(16,110,560)	(14,748,675)
Proceeds from pay-offs of Warehouse Purchase Program loans	16,037,972	14,446,576
Net change in loans held for investment, excluding Warehouse Purchase Program loans	(586,200)	(706,545)
Redemption (purchase) of FHLB and Federal Reserve Bank stock and other	(6,692)	8,624
Purchases of premises and equipment	(2,321)	(4,903)
Proceeds from sale of assets	6,238	13,532
Net cash (used in) by investing activities	(688,821)	(1,092,596)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from financing activities
Net change in deposits	394,892	901,364
Proceeds from FHLB advances	175,000	454,300
Repayments on FHLB advances	(10,536)	(759,886)
Proceeds from borrowings	—	73,610
Repayments of borrowings	(5,618)	(33,060)
Payment of dividends	(21,585)	(20,502)
Activity in employee stock plans	2,847	1,419
Net cash provided by financing activities	535,000	617,245
Net change in cash and cash equivalents	38,131	(337,752)
Beginning cash and cash equivalents	289,212	615,639
Ending cash and cash equivalents	$327,343	$277,887
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$4,360	$10,750
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

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 2 - Earnings Per Common Share
Basic earnings per common share is computed by dividing net income (which has been adjusted for distributed and undistributed earnings to participating securities) by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unvested restricted stock awards. Unvested restricted stock awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in Accounting Standards Codification ("ASC") 260-10-45-60B. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock awards and options) were exercised or converted to common stock, or resulted in the issuance of common stock that then shared in the Company’s earnings. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unexercised stock options and unvested restricted stock awards. The dilutive effect of the unexercised stock options and unvested restricted stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. A reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic earnings per share:
Numerator:
Net income	$28,709	$27,217	$74,834	$72,516
Distributed and undistributed earnings to participating securities	(92)	(133)	(275)	(366)
Income available to common shareholders	$28,617	$27,084	$74,559	$72,150
Denominator:
Weighted average common shares outstanding	48,028,265	47,737,341	47,971,249	47,680,894
Less: Average unallocated ESOP shares	(1,214,061)	(1,281,843)	(1,227,169)	(1,317,347)
Average unvested restricted stock awards	(149,971)	(227,764)	(171,856)	(233,860)
Average shares for basic earnings per share	46,664,233	46,227,734	46,572,224	46,129,687
Basic earnings per common share	$0.61	$0.59	$1.60	$1.56
Diluted earnings per share:
Numerator:
Income available to common shareholders	$28,617	$27,084	$74,559	$72,150
Denominator:
Average shares for basic earnings per share	46,664,233	46,227,734	46,572,224	46,129,687
Dilutive effect of share-based compensation plan	494,496	318,798	515,604	233,480
Average shares for diluted earnings per share	47,158,729	46,546,532	47,087,828	46,363,167
Diluted earnings per common share	$0.61	$0.58	$1.58	$1.56
Share awards excluded in the computation of diluted earnings per share because the exercise price was greater than the common stock average market price and were therefore antidilutive	514,487	968,618	563,116	1,410,184

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 3 - Securities
The amortized cost, related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss), and the fair value of securities available for sale ("AFS") were as follows:

September 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency residential mortgage-backed securities [1]	$201,449	$671	$1,087	$201,033
Agency commercial mortgage-backed securities [1]	9,376	—	40	9,336
Agency residential collateralized mortgage obligations [1]	164,228	160	1,486	162,902
US government and agency securities	1,732	104	—	1,836
Municipal bonds	35,274	331	262	35,343
Total securities	$412,059	$1,266	$2,875	$410,450
December 31, 2016
Agency residential mortgage-backed securities [1]	$220,744	$635	$2,828	$218,551
Agency commercial mortgage-backed securities [1]	9,422	—	75	9,347
Agency residential collateralized mortgage obligations [1]	87,959	22	1,452	86,529
US government and agency securities	2,150	101	—	2,251
Municipal bonds	38,417	47	627	37,837
Total securities	$358,692	$805	$4,982	$354,515

[1]	Mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
The amortized cost (carrying amount), unrealized gains and losses, and fair value of securities held to maturity ("HTM") were as follows:

September 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency residential mortgage-backed securities [1]	$61,473	$885	$366	$61,992
Agency commercial mortgage-backed securities [1]	27,586	837	51	28,372
Agency residential collateralized mortgage obligations [1]	30,242	437	40	30,639
Municipal bonds	61,667	1,401	261	62,807
Total securities	$180,968	$3,560	$718	$183,810
December 31, 2016
Agency residential mortgage-backed securities [1]	$74,881	$1,147	$817	$75,211
Agency commercial mortgage-backed securities [1]	28,023	836	166	28,693
Agency residential collateralized mortgage obligations [1]	40,707	697	33	41,371
Municipal bonds	66,776	1,635	705	67,706
Total securities	$210,387	$4,315	$1,721	$212,981

[1]	Mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The amortized cost (carrying amount) and fair value of held to maturity debt securities and the fair value of available for sale debt securities at September 30, 2017 by contractual maturity are set forth in the table below. Securities with contractual payments not due at a single maturity date, including mortgage-backed securities and collateralized mortgage obligations, are shown separately.

	HTM		AFS
	Amortized Cost	Fair Value	Fair Value
Due in one year or less	$1,366	$1,382	$1,679
Due after one to five years	10,697	11,066	12,880
Due after five to ten years	44,091	44,898	16,869
Due after ten years	5,513	5,461	5,751
Agency residential mortgage-backed securities	61,473	61,992	201,033
Agency commercial mortgage-backed securities	27,586	28,372	9,336
Agency residential collateralized mortgage obligations	30,242	30,639	162,902
Total	$180,968	$183,810	$410,450

Securities with a carrying value of $257,979 and $224,674 at September 30, 2017 and December 31, 2016, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.
Sales activity of securities during the three and nine months ended September 30, 2017 or 2016 was as follows. All securities sold were classified as available for sale, and gains and losses are recorded using the specific-identification method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Proceeds	$—	$—	$—	$7,700
Gross gains	—	—	—	71
Gross losses	—	—	—	7
Tax expense of securities gains/losses	—	—	—	22

Securities with unrealized losses at September 30, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

AFS	Less than 12 Months		12 Months or More		Total
September 30, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency residential mortgage-backed securities [1]	$108,742	$755	$23,696	$332	$132,438	$1,087
Agency commercial mortgage-backed securities [1]	9,335	40	—	—	9,335	40
Agency residential collateralized mortgage obligations [1]	104,632	1,019	24,271	467	128,903	1,486
Municipal bonds	3,908	24	5,745	238	9,653	262
Total temporarily impaired	$226,617	$1,838	$53,712	$1,037	$280,329	$2,875
December 31, 2016
Agency residential mortgage-backed securities [1]	$167,503	$2,770	$7,516	$58	$175,019	$2,828
Agency commercial mortgage-backed securities [1]	9,347	75	—	—	9,347	75
Agency residential collateralized mortgage obligations [1]	72,822	1,420	2,649	32	75,471	1,452
Municipal bonds	26,911	512	3,412	115	30,323	627
Total temporarily impaired	$276,583	$4,777	$13,577	$205	$290,160	$4,982

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

HTM	Less than 12 Months		12 Months or More		Total
September 30, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency residential mortgage-backed securities [1]	$29,191	$260	$3,772	$106	$32,963	$366
Agency commercial mortgage-backed securities [1]	—	—	3,528	51	3,528	51
Agency residential collateralized mortgage obligations [1]	4,654	22	815	18	5,469	40
Municipal bonds	8,236	53	9,527	208	17,763	261
Total temporarily impaired	$42,081	$335	$17,642	$383	$59,723	$718
December 31, 2016
Agency residential mortgage-backed securities [1]	$41,375	$817	$—	$—	$41,375	$817
Agency commercial mortgage-backed securities [1]	7,273	166	—	—	7,273	166
Agency residential collateralized mortgage obligations [1]	6,322	11	1,451	22	7,773	33
Municipal bonds	19,362	658	1,045	47	20,407	705
Total temporarily impaired	$74,332	$1,652	$2,496	$69	$76,828	$1,721

[1]	Mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
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
As of September 30, 2017, 191 securities had unrealized losses, 63 of which had been in an unrealized loss position for over 12 months at September 30, 2017. The Company does not believe these unrealized losses are other-than-temporary and, at September 30, 2017, believes that full recovery of the amortized cost basis is more likely than not. All principal and interest payments are being received on time and in full.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 4 - Loans
Loans consist of the following:

	September 30, 2017	December 31, 2016
Loans held for sale, at fair value	$25,955	$21,279

Loans held for investment:
Commercial real estate	$3,016,533	$2,670,455
Commercial and industrial	2,074,635	1,971,160
Construction and land	282,536	294,894
Consumer real estate	1,197,911	1,074,923
Other consumer	46,277	53,991
Gross loans held for investment, excluding Warehouse Purchase Program	6,617,892	6,065,423
Net of:
Deferred costs (fees) and discounts, net	5,412	(2,251)
Allowance for loan losses	(70,044)	(64,576)
Net loans held for investment, excluding Warehouse Purchase Program	6,553,260	5,998,596
Warehouse Purchase Program	1,127,929	1,055,341
Total loans held for investment	$7,681,189	$7,053,937

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Activity in the allowance for loan losses for the three and nine months ended September 30, 2017 and 2016, segregated by portfolio segment and evaluation for impairment, is set forth below. The below activity does not include Warehouse Purchase Program loans, which are collectively evaluated for impairment and are purchased under several contractual requirements, providing safeguards to the Company. To date, the Company has not experienced a loss on these loans and no allowance for loan losses has been allocated to them. At September 30, 2017 and 2016, the allowance for loan impairment related to purchased credit impaired ("PCI") loans totaled $233 and $164, respectively.

For the three months ended September 30, 2017	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance	$20,122	$45,161	$4,056	$4,513	$1,239	$75,091
Charge-offs	—	(12,265)	—	—	(231)	(12,496)
Recoveries	—	50	—	10	89	149
Provision expense	1,374	5,233	236	314	143	7,300
Ending balance	$21,496	$38,179	$4,292	$4,837	$1,240	$70,044
For the nine months ended September 30, 2017
Allowance for loan losses:
Beginning balance	$18,303	$35,464	$5,075	$4,484	$1,250	$64,576
Charge-offs	(16)	(30,351)	(418)	(52)	(1,065)	(31,902)
Recoveries	205	296	75	34	560	1,170
Provision expense (benefit)	3,004	32,770	(440)	371	495	36,200
Ending balance	$21,496	$38,179	$4,292	$4,837	$1,240	$70,044
Allowance ending balance:
Individually evaluated for impairment	$55	$8,325	$—	$130	$39	$8,549
Collectively evaluated for impairment	21,441	29,854	4,292	4,707	1,201	61,495
Loans:
Individually evaluated for impairment	4,064	65,560	—	2,475	45	72,144
Collectively evaluated for impairment	3,006,971	2,008,893	282,536	1,194,547	46,035	6,538,982
PCI loans	5,498	182	—	889	197	6,766
Ending balance	$3,016,533	$2,074,635	$282,536	$1,197,911	$46,277	$6,617,892

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

For the three months ended September 30, 2016	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance	$16,166	$36,379	$3,950	$4,589	$1,110	$62,194
Charge-offs	(79)	(7,216)	—	(7)	(264)	(7,566)
Recoveries	7	227	—	47	109	390
Provision expense (benefit)	1,374	398	527	(238)	239	2,300
Ending balance	$17,468	$29,788	$4,477	$4,391	$1,194	$57,318
For the nine months ended September 30, 2016
Allowance for loan losses:
Beginning balance	$14,123	$24,975	$3,013	$3,992	$990	$47,093
Charge-offs	(79)	(7,681)	—	(77)	(655)	(8,492)
Recoveries	16	441	—	99	261	817
Provision expense	3,408	12,053	1,464	377	598	17,900
Ending balance	$17,468	$29,788	$4,477	$4,391	$1,194	$57,318
Allowance ending balance:
Individually evaluated for impairment	$301	$2,002	$—	$121	$58	$2,482
Collectively evaluated for impairment	17,167	27,786	4,477	4,270	1,136	54,836
Loans:
Individually evaluated for impairment	5,336	28,282	27	2,931	85	36,661
Collectively evaluated for impairment	2,522,417	1,784,023	307,707	1,042,585	56,810	5,713,542
PCI loans	5,651	253	—	881	236	7,021
Ending balance	$2,533,404	$1,812,558	$307,734	$1,046,397	$57,131	$5,757,224
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Beginning Balance	$1,229	$—	$1,573	$—
Charge-offs on lending-related commitments	—	—	—	—
Provision (benefit) for credit losses on lending-related commitments	(143)	1,167	(487)	1,167
Ending Balance	$1,086	$1,167	$1,086	$1,167
Impaired loans at September 30, 2017 and December 31, 2016, were as follows1:

September 30, 2017	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial real estate	$4,295	$4,064	$—	$4,064	$—
Commercial and industrial	68,367	30,036	35,524	65,560	8,291
Consumer real estate	3,011	2,467	8	2,475	8
Other consumer	80	20	25	45	17
Total	$75,753	$36,587	$35,557	$72,144	$8,316
December 31, 2016
Commercial real estate	$5,388	$4,429	$766	$5,195	$272
Commercial and industrial	87,756	73,377	13,287	86,664	4,519
Construction and land	11,384	11,385	—	11,385	—
Consumer real estate	3,766	3,290	10	3,300	10
Other consumer	107	33	42	75	30
Total	$108,401	$92,514	$14,105	$106,619	$4,831

[1]	No Warehouse Purchase Program loans were impaired at September 30, 2017 or December 31, 2016. Loans reported do not include PCI loans.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Income on impaired loans for the three and nine months ended September 30, 2017 and 2016, was as follows1:

	Three Months Ended September 30,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate	$4,132	$2	$3,223	$3
Commercial and industrial	80,717	—	24,835	—
Construction and land	—	—	27	—
Consumer real estate	2,515	3	4,452	3
Other consumer	50	1	87	1
Total	$87,414	$6	$32,624	$7
	Nine Months Ended September 30,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate	$4,493	$6	$5,240	$7
Commercial and industrial	85,724	—	24,350	1
Construction and land	2,955	—	30	—
Consumer real estate	2,772	9	5,372	11
Other consumer	332	3	100	3
Total	$96,276	$18	$35,092	$22

[1]	Loans reported do not include PCI loans.
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
No loans past due over 90 days were still accruing interest at September 30, 2017. At December 31, 2016, $141 of loans past due over 90 days were still accruing interest, which consisted entirely of PCI loans. At September 30, 2017, no PCI loans were considered non-performing loans. No Warehouse Purchase Program loans were non-performing at September 30, 2017 or December 31, 2016. Non-performing (nonaccrual) loans were as follows:

	September 30, 2017	December 31, 2016
Commercial real estate	$4,064	$5,195
Commercial and industrial	65,560	86,664
Construction and land	—	11,385
Consumer real estate	7,175	7,987
Other consumer	116	158
Total	$76,915	$111,389

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
The outstanding balances of TDRs are shown below:

	September 30, 2017	December 31, 2016
Nonaccrual TDRs(1)	$9,389	$11,701
Performing TDRs (2)	430	454
Total	$9,819	$12,155
Specific reserves on TDRs	$1,576	$1,686
Outstanding commitments to lend additional funds to borrowers with TDR loans	—	—

[1]	Nonaccrual TDR loans are included in the nonaccrual loan totals.

[2]	Performing TDR loans are loans that have been performing under the restructured terms for at least six months and the Company is accruing interest on these loans.
No loans were modified as a TDR during the three and nine months ended September 30, 2017. The following tables provide the recorded balances of loans modified as a TDR during the three and nine months ended September 30, 2016.

	Three Months ended September 30, 2016				Nine Months ended September 30, 2016
	Principal Deferrals	Combination of Rate Reduction and Principal Deferral	Other	Total	Principal Deferrals	Combination of Rate Reduction and Principal Deferral	Other		Total
Commercial and industrial	$5	$—	$—	$5	$10	$—	$7,183	(1)	$7,193
Consumer real estate	—	—	—	—	—	80	—		80
Other consumer	2	—	—	2	2	—	—		2
Total	$7	$—	$—	$7	$12	$80	$7,183		$7,275

[1]	Reserve-based energy relationships where the primary modifications consisted of suspension of required borrowing base payments.
Loans modified as a TDR during the three and nine months ended September 30, 2016, which experienced a subsequent payment default in the preceding twelve months are shown below. A payment default is defined as a loan that was 90 days or more past due.

	Three Months ended September 30, 2016	Nine Months ended September 30, 2016
Consumer real estate	$—	$32
Loans acquired with evidence of credit quality deterioration at acquisition, for which it was probable that the Company would not be able to collect all contractual amounts due, were accounted for as PCI loans. The carrying amount of PCI loans included in the consolidated balance sheets and the related outstanding balances at September 30, 2017 and December 31, 2016 are set forth in the table below. The outstanding balance represents the total amount owed, including accrued but unpaid interest, and any amounts previously charged off.

	September 30, 2017	December 31, 2016
Carrying amount [1]	$6,533	$6,793
Outstanding balance	7,215	7,597

[1]	The carrying amounts are reported net of allowance for loan losses of $233 and $180 as of September 30, 2017 and December 31, 2016.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Changes in the accretable yield for PCI loans for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Beginning balance	$2,480	$2,276	$2,515	$3,356
Reclassifications (to) from nonaccretable	114	603	454	347
Disposals	(29)	(75)	(38)	(357)
Accretion	(177)	(185)	(543)	(727)
Balance at end of period	$2,388	$2,619	$2,388	$2,619
Below is an analysis of the age of recorded investment in loans that were past due at September 30, 2017 and December 31, 2016. No Warehouse Purchase Program loans were delinquent at September 30, 2017 or December 31, 2016 and therefore are not included in the following table.

September 30, 2017	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Loans Past Due	Current Loans [1]	Total Loans
Commercial real estate	$608	$728	$43	$1,379	$3,015,154	$3,016,533
Commercial and industrial	9,875	2,857	1,335	14,067	2,060,568	2,074,635
Construction and land	—	—	—	—	282,536	282,536
Consumer real estate	772	4,114	601	5,487	1,192,424	1,197,911
Other consumer	481	37	—	518	45,759	46,277
Total	$11,736	$7,736	$1,979	$21,451	$6,596,441	$6,617,892
December 31, 2016
Commercial real estate	$1,829	$72	$766	$2,667	$2,667,788	$2,670,455
Commercial and industrial	20,910	495	46	21,451	1,949,709	1,971,160
Construction and land	19,517	283	—	19,800	275,094	294,894
Consumer real estate	10,487	1,916	1,199	13,602	1,061,321	1,074,923
Other consumer	1,523	31	6	1,560	52,431	53,991
Total	$54,266	$2,797	$2,017	$59,080	$6,006,343	$6,065,423

[1]	Includes acquired PCI loans with a total carrying value of $6,631 and $6,729 at September 30, 2017 and December 31, 2016, respectively.
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

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The recorded investment in loans by credit quality indicators at September 30, 2017 and December 31, 2016, was as follows.
Real Estate and Commercial and Industrial Credit Exposure
Credit Risk Profile by Internally Assigned Grade

September 30, 2017	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate
Grade: [1]
Pass	$2,977,188	$1,924,916	$282,536	$1,187,086
Special Mention	28,187	44,054	—	1,471
Substandard	11,158	103,938	—	7,751
Doubtful	—	1,727	—	1,603
Total	$3,016,533	$2,074,635	$282,536	$1,197,911
December 31, 2016
Grade: [1]
Pass	$2,648,842	$1,712,171	$283,423	$1,062,549
Special Mention	7,972	155,110	—	2,083
Substandard	12,875	103,815	11,471	8,252
Doubtful	766	64	—	2,039
Total	$2,670,455	$1,971,160	$294,894	$1,074,923

[1]	PCI loans are included in the substandard or doubtful categories. These categories are consistent with the "substandard" and "doubtful" categories as defined by regulatory authorities.
Warehouse Purchase Program Credit Exposure
All Warehouse Purchase Program loans were graded pass as of September 30, 2017 and December 31, 2016.
Other Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

	September 30, 2017	December 31, 2016
Performing	$46,161	$53,833
Non-performing	116	158
Total	$46,277	$53,991

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
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Fair Value Measurements Using Level 2
	September 30, 2017		December 31, 2016
Assets:
Agency residential mortgage-backed securities	$201,033		$218,551
Agency commercial mortgage-backed securities	9,336		9,347
Agency residential collateralized mortgage obligations	162,902		86,529
US government and agency securities	1,836		2,251
Municipal bonds	35,343		37,837
Total securities available for sale	$410,450		$354,515

Loans held for sale	$25,955	[1]	$21,279
Derivative financial instruments:
Interest rate lock commitments	490		379
Forward mortgage-backed securities trades	78		36
Loan customer counterparty	—		—
Financial institution counterparty	1,233		1,369
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	—		—
Forward mortgage-backed securities trades	7		80
Loan customer counterparty	1,233		1,369
Financial institution counterparty	—		—

[1]
At September 30, 2017, loans held for sale had an aggregate outstanding principal balance of $25,115. There were no mortgage loans held for sale that were 90 days or greater past due or on non-accrual at September 30, 2017.

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
Derivative instruments:
Interest rate lock commitments ("IRLCs") - The estimated fair values of IRLCs utilize current secondary market prices for underlying loans and estimated servicing value with similar coupons, maturity and credit quality, subject to the anticipated loan funding probability (Pull-through rate). The fair value of IRLCs is subject to change primarily due to changes in interest rates and the estimated Pull-through rate. These commitments are classified as Level 2 in the fair value disclosures, as the valuations are based on observable market inputs.
Forward mortgage-backed securities trades - These forward mortgage-backed securities trades are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, the Company utilized the exchange price or dealer market price for the particular derivative contract; therefore these contracts are classified as Level 2. The estimated fair values are subject to change primarily due to changes in interest rates.
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
Assets and Liabilities Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below. There were no liabilities measured at fair value on a non-recurring basis at September 30, 2017 or December 31, 2016.

	Fair Value Measurements Using Level 3
	September 30, 2017	December 31, 2016
Assets:
Impaired loans	$27,241	$9,274
Foreclosed assets:
Commercial real estate	10,544	10,638
Construction and land	1,756	194
Residential real estate	91	—
Foreclosed assets- other	1,194	6
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
Foreclosed assets are measured at the lower of book or fair value less costs to sell using third party appraisals, listing agreements or sale contracts, which may be adjusted by additional Level 3 inputs, such as discounts of market value, estimated marketing costs and estimated legal expenses. Management may also consider additional adjustments on specific properties due to the age of the appraisal, expected holding period, lack of comparable sales, or if the other real estate owned is a special use property. At September 30, 2017, the Company had $43 in residential mortgage loans in the process of foreclosure.
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
Fair value of financial instruments not recorded at fair value
The carrying amount and fair value information of financial instruments not recorded at fair value in their entirety on a recurring basis on the Company's consolidated balance sheets at September 30, 2017 and at December 31, 2016, were as follows:

		Fair Value Measurement Using
September 30, 2017	Carrying Amount	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$327,343	$327,343	$—	$—
Securities held to maturity	180,968	—	183,810	—
Loans held for investment, net	6,553,260	—	—	6,625,098
Loans held for investment - Warehouse Purchase Program	1,127,929	—	—	1,128,008
FHLB and other restricted securities, at cost	50,333	—	50,333	—
Accrued interest receivable	21,603	21,603	—	—
Financial liabilities
Deposits	$6,760,368	$—	$—	$6,397,391
FHLB advances	998,146	—	—	998,442
Repurchase agreements	81,073	—	—	78,455
Subordinated debt	134,400	—	—	124,508
Accrued interest payable	4,437	4,437	—	—
December 31, 2016
Financial assets
Cash and cash equivalents	$289,212	$289,212	$—	$—
Securities held to maturity	210,387	—	212,981	—
Loans held for investment, net	5,998,596	—	—	6,080,165
Loans held for investment - Warehouse Purchase Program	1,055,341	—	—	1,055,219
FHLB and other restricted securities, at cost	43,266	—	43,266	—
Accrued interest receivable	20,347	20,347	—	—
Financial liabilities
Deposits	$6,365,476	$—	$—	$5,989,933
FHLB advances	833,682	—	—	830,930
Repurchase agreement	86,691	—	—	84,265
Subordinated debt	134,032	—	—	121,743
Accrued interest payable	2,111	2,111	—	—
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

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 6 - Derivative Financial Instruments

The following table provides the outstanding notional balances and fair values of outstanding derivative positions at September 30, 2017 and December 31, 2016.

	September 30, 2017			December 31, 2016
	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$16,232	$490	$—	$10,952	$379	$—
Forward mortgage-backed securities trades	28,844	78	7	18,613	36	80
Commercial loan interest rate swaps and caps:
Loan customer counterparty	$115,277	$—	$1,233	$112,294	$—	$1,369
Financial institution counterparty	115,277	1,233	—	112,294	1,369	—
These financial instruments are not designated as hedging instruments and are used for asset and liability management and commercial customers' financing needs. All derivatives are carried at fair value in either other assets or other liabilities.
IRLCs - In the normal course of business, the Company enters into IRLCs with consumers to originate mortgage loans at a specified interest rate. These commitments, which contain fixed expiration dates, offer the borrower an interest rate guarantee provided the loan meets underwriting guidelines and closes within the timeframe established by the Company.
Forward mortgage-backed securities trades - The Company manages the changes in fair value associated with changes in interest rates related to IRLCs by using forward sold commitments known as forward mortgage-backed securities trades. These instruments are typically entered into at the time the IRLC is made.
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
The commercial loan customer counterparty weighted average received and paid interest rates for interest rate swaps outstanding at September 30, 2017 and December 31, 2016 are presented in the following table.

	Weighted-Average Interest Rate
	September 30, 2017		December 31, 2016
	Received	Paid	Received	Paid
Loan customer counterparty	2.52%	2.52%	3.12%	2.36%

Our credit exposure on interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $151 at September 30, 2017 and $118 at December 31, 2016. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. Our credit exposure, net of collateral pledged, relating to interest rate swaps with upstream financial institution counter-parties was approximately $1,239 at September 30, 2017.  A credit support annex is in place and allows the bank to call collateral from upstream financial institution counter-parties. Collateral levels are monitored and adjusted on a regular basis for changes in

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

interest rate swap values. Our cash collateral pledged for interest rate swaps and included in our interest-bearing deposits, which totaled $1,950 at September 30, 2017 and $1,950 at December 31, 2016, is in excess of our credit exposure.
The initial and subsequent changes in the fair value of IRLCs and the forward sales of mortgage-back securities are recorded in net gain on sale of mortgage loans. These gains and losses were not attributable to instrument-specific credit risk. For interest rate swaps and caps, because we act as an intermediary for our customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on our results of operations. Income (loss) for the three and nine months ended September 30, 2017 and 2016 was as follows:

Derivatives not designated as hedging instruments	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
IRLC's	$(89)	$102	$112	$398
Forward mortgage-backed securities trades	(226)	(171)	(485)	(817)

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 7 - Share-based Compensation
The 2017 Omnibus Incentive Plan (the "2017 Plan") was approved at the Company's 2017 annual meeting of shareholders, held on May 22, 2017. Prior to approval of the 2017 Plan by shareholders, the Company had in effect the 2012 and 2007 Equity Incentive Plans (the “Prior Plans” and together with the 2017 Plan, the “Plans”). No further awards will be made under the Prior Plans and shares reserved to make new awards under the Prior Plans have been released; however, shares reserved to fund issued and outstanding awards under the Prior Plans continue to be reserved to provide for those awards.  All awards outstanding under the Prior Plans remain outstanding in accordance with their terms.  Each outstanding award under the Prior Plans continue to be governed solely by the terms of the documents evidencing such award, and no provision of the 2017 Plan is deemed to affect or otherwise modify the rights or obligations of the holders of such awards with respect to their acquisition of Company shares. The 2017 Plan permits the granting of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and cash awards to participants. Eligible participants under the 2017 Plan include employees and directors (including advisory and emeritus directors) of the Company and its subsidiaries. As of September 30, 2017, no shares had been issued under the 2017 Plan. There are 3,250,000 total shares authorized under the 2017 Plan, with a fungible share rate of 2.5-for-1 for full-value awards (stock-based awards other than stock options and stock appreciation rights.)
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

Compensation cost charged to income for share-based compensation is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Restricted stock	$902	$909	$2,627	$2,090
Stock options	1,112	723	2,792	1,765
Income tax benefit	705	571	1,897	1,349

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

A summary of non-vested share activity in the restricted stock portion of the Company's Plans is presented below:

	Time-Vested Shares		Performance-Based Shares
Nine Months ended September 30, 2016	Shares	Weighted-Average Grant Date Fair Value per Share [1]	Shares	Weighted-Average Grant Date Fair Value per Share [2]
Beginning balance	246,461	$20.98	61,800	$25.02
Granted	55,180	29.29	40,200	29.29
Vested	(101,465)	20.70	(20,600)	25.02
Ending balance	200,176	$23.38	81,400	$30.12
Nine Months ended September 30, 2017
Beginning balance	200,176	$23.79	81,400	$43.06
Granted	19,208	38.92	12,208	39.90
Vested	(90,796)	21.67	(20,600)	41.32
Ending balance	128,588	$27.27	73,008	$39.92

[1]	For restricted stock awards with time-based vesting conditions, the grant date fair value is based upon the closing stock price as quoted on the NASDAQ Stock Market on the grant date.

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

As of September 30, 2017, there was $3,673 of total unrecognized compensation expense related to non-vested restricted shares awarded under the Company's Plans. That expense is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of shares vested during the nine months ended September 30, 2017 and 2016, was $2,819 and $2,615, respectively.
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
The weighted average fair value of stock options granted during the nine months ended September 30, 2017 and 2016 was $10.74 and $7.76, respectively. The fair value of options granted was determined using the following weighted-average assumptions as of grant date:

	2017	2016
Expected stock price volatility	31.86%	32.07%
Expected dividends	1.61%	1.93%
Expected term of stock options (years)	6.2	6.3
Risk-free interest rate	2.18%	1.37%

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

A summary of activity in the stock option portion of the Company's Plans is presented below:

Nine Months ended September 30, 2016	Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Beginning Balance	1,865,750	$22.21	8.8	$6,401
Granted	387,838	29.12
Exercised	(72,154)	18.89
Forfeited	(71,316)	25.30
Ending Balance	2,110,118	$23.49	9.6	$17,162
Nine Months ended September 30, 2017
Beginning Balance	2,008,080	$23.71	9.5	$38,850
Granted	502,875	37.11
Exercised	(144,653)	19.69
Forfeited	(68,809)	28.16
Ending Balance	2,297,493	26.76	10.3	30,224
Fully vested and expected to vest	2,276,885	26.69	10.3	30,127
Exercisable at September 30, 2017	1,041,858	$22.25	7.7	$18,407
As of September 30, 2017, there was $9,176 of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over a weighted-average period of 2.2 years. At September 30, 2017, the Company applied an estimated forfeiture rate of 5% based on historical activity. The intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The total intrinsic value of stock options exercised was $2,799 and $656 for the nine months ended September 30, 2017 and 2016, respectively.
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
For the nine months ended September 30, 2017, we recognized income tax deductions in excess of compensation cost of $3,734 for share-based payment awards, which resulted in a tax benefit of $1,307 recorded as a reduction of income tax expense. The tax effect of this windfall is treated as a discrete item in this interim reporting period and is not considered in determining the annual estimated effective tax rate. The classification of excess tax benefits on the statement of cash flows will be shown as an operating activity.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 8 - Income Taxes
A summary of the net deferred tax assets as of September 30, 2017 and December 31, 2016, is presented below:

	September 30, 2017	December 31, 2016
Net deferred tax assets	$31,301	$29,231
Estimated annual effective tax rate	34%

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
The contractual amounts of financial instruments with off‑balance sheet risk at September 30, 2017 and December 31, 2016, are summarized below. Please see Part I-Item 2-"Off-Balance Sheet Arrangements, Contractual Obligations and Commitments" of this Form 10-Q for information related to commitment maturities.

	September 30, 2017	December 31, 2016
Unused commitments to extend credit	$1,853,334	$1,642,528
Unused capacity on Warehouse Purchase Program loans	709,302	892,659
Standby letters of credit	28,649	29,198
Total unused commitments/capacity	$2,591,285	$2,564,385
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
In addition to the commitments above, the Company guarantees the credit card debt of certain customers to the merchant bank that issues the credit cards. These guarantees are in place for as long as the guaranteed credit card is open. At September 30, 2017 and December 31, 2016, these credit card guarantees totaled $5,116 and $3,335, respectively. This amount represents the maximum potential amount of future payments under the guarantee, which the Company is responsible for in the event of customer non-payment.
The Company funds an allowance for credit losses on off-balance sheet lending-related commitments and guarantees on credit card debt through a charge to provision for credit losses on the Company's consolidated statement of income. At September 30, 2017 and December 31, 2016, this allowance for credit losses on off-balance sheet lending-related commitments and guarantees on credit card debt, included in "other liabilities" on the Company's consolidated balance sheets, totaled $1,086 and $1,500, respectively.
In addition to the commitments above, the Company had overdraft protection available in the amounts of $85,004 and $85,709 at September 30, 2017 and December 31, 2016, respectively.
The Company, at September 30, 2017 and December 31, 2016, had FHLB letters of credit of $955,025 and $946,338, respectively, pledged to secure public deposits, repurchase agreements, and for other purposes required or permitted by law.
At September 30, 2017 and December 31, 2016, the Company had $1,680 and $2,080, respectively, of unfunded commitments recorded in other liabilities in its consolidated balance sheet related to investments in community development-oriented private equity funds used for Community Reinvestment Act purposes.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 10 - Recent Accounting Developments
Effect of Newly Issued But Not Yet Effective Accounting Standards
In May 2014, the Financial Accounting Standards Board (the "FASB") issued ASU 2014-09, Revenue from Contracts with Customers. This ASU states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU affects entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which deferred the effective date of ASU 2014-09 for public entities to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Our revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. We have completed our initial evaluation of the impact of ASU 2014-09 on components of our non-interest income and have not found any significant changes to our methodology of recognizing revenue. In the fourth quarter of 2017, we will complete this evaluation and finalize disclosures that will be included in our 2018 financial statements, as required by ASU 2014-09, as we will adopt the standard in the first quarter of 2018 with a cumulative effect adjustment to opening retained earnings, if such adjustment is deemed to be significant.
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
In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities. This ASU amends the hedge accounting model to enable entities to better portray their risk management activities in their financial statements, by expanding an entity's ability to hedge nonfinancial and financial risk components and reduce complexity in fair value hedges of interest rate risk. This ASU eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. Additionally, this ASU also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. For public business entities, this ASU is

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

effective for financial statements issued for fiscal years and for interim periods within those fiscal years beginning after December 15, 2018. The Company is evaluating the impact of this ASU on its financial statements and disclosures.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 11 — Subsequent Events
The Company evaluated events from the date of the consolidated financial statements on September 30, 2017 through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q dated October 24, 2017. No additional events were identified requiring recognition in and/or disclosures in the consolidated financial statements.

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

Overview
LegacyTexas Financial Group, Inc. is a Maryland corporation and LegacyTexas Bank is its wholly owned principal operating subsidiary. Unless the context otherwise requires, references in this document to the “Company” refer to LegacyTexas Financial Group, Inc., and references to the “Bank” refer to LegacyTexas Bank. References to “we,” “us,” and “our” mean LegacyTexas Financial Group, Inc. and LegacyTexas Bank, as the context requires.

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
Performance Highlights

•
Net income for the three months ended September 30, 2017 was $28.7 million, an increase of $1.5 million, or 5.5%, from net income of $27.2 million for the three months ended September 30, 2016. The increase in net income was driven by higher interest income on loans and non-interest income, partially offset by increased interest expense, provision for credit losses, and non-interest expense.

•	Assets totaled $9.07 billion at September 30, 2017, which generated basic earnings per share for the third quarter of 2017 of $0.61.

•
Gross loans held for investment at September 30, 2017, excluding Warehouse Purchase Program loans, grew $552.5 million from December 31, 2016, while total deposits grew $394.9 million for the same period.

•	Warehouse Purchase Program loans totaled $1.13 billion at September 30, 2017, an increase of $72.6 million from December 31, 2016.

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
Allowance for Loan Loss. The allowance for loan losses and related provision expense are susceptible to change if the credit quality of our loan portfolio changes, which is evidenced by many factors, including but not limited to charge-offs and non-performing loan trends. Generally, consumer real estate lending has a lower risk profile compared to other consumer lending (such as automobile loans). Commercial real estate and commercial and industrial lending, however, can have higher risk profiles than consumer loans due to these loans being larger in amount and more susceptible to fluctuations in industry, market and economic conditions. While management uses available information to recognize losses on loans, changes in economic conditions, the mix and size of the loan portfolio and individual borrower conditions can dramatically impact our level of allowance for loan losses in relatively short periods of time. Management believes that the allowance for loan losses is maintained at a level that represents coverage of our best estimate of credit losses in the loan portfolio as of September 30, 2017.
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

Comparison of Financial Condition at September 30, 2017 and December 31, 2016
General. Total assets increased by $706.4 million, or 8.4%, to $9.07 billion at September 30, 2017 from $8.36 billion at December 31, 2016, primarily due to a $552.5 million, or 9.1%, increase in gross loans held for investment, excluding Warehouse Purchase Program loans, and a $72.6 million, or 6.9%, increase in Warehouse Purchase Program loans.
Loans. Gross loans held for investment increased by $625.1 million, or 8.8%, to $7.75 billion at September 30, 2017 from $7.12 billion at December 31, 2016, while loans held for sale increased by $4.7 million, or 22.0%, for the same period.

	September 30, 2017	December 31, 2016	Dollar Change	Percent Change
	(Dollars in thousands)
Commercial real estate	$3,016,533	$2,670,455	$346,078	13.0%
Commercial and industrial	2,074,635	1,971,160	103,475	5.2
Construction and land	282,536	294,894	(12,358)	(4.2)
Consumer real estate	1,197,911	1,074,923	122,988	11.4
Other consumer	46,277	53,991	(7,714)	(14.3)
Gross loans held for investment, excluding Warehouse Purchase Program loans	6,617,892	6,065,423	552,469	9.1
Warehouse Purchase Program loans	1,127,929	1,055,341	72,588	6.9
Gross loans held for investment	7,745,821	7,120,764	625,057	8.8
Loans held for sale	25,955	21,279	4,676	22.0
Gross loans	$7,771,776	$7,142,043	$629,733	8.8%

Gross loans held for investment at September 30, 2017, excluding Warehouse Purchase Program loans, grew $552.5 million, or 9.1%, from December 31, 2016, which included growth in the commercial real estate, commercial and industrial and consumer real estate loan portfolios and was partially offset by declines in the construction and land and other consumer loan portfolios. Commercial real estate and commercial and industrial loans at September 30, 2017 increased by $346.1 million and $103.5 million, respectively, from December 31, 2016. Consumer real estate loans at September 30, 2017 increased by $123.0 million, while construction and land and other consumer loans decreased by $12.4 million and $7.7 million, respectively, from December 31, 2016.
Reserve-based energy loans, which are reported as commercial and industrial loans, totaled $526.8 million at September 30, 2017, down $424,000 from $527.2 million at December 31, 2016. Substantially all of the reserve-based energy loans are secured by deeds of trust on properties containing proven oil and natural gas reserves.

At September 30, 2017, our reserve-based energy portfolio (reported above at $526.8 million) was secured by collateral that consisted of 53% crude oil reserves and 47% natural gas reserves. We encourage, and in some cases even require, borrowers to utilize commodity hedges, in order to stabilize cash flows during volatile commodity price environments.  Hedges are used to guard against falling prices, and the goal is that the duration of the hedge will last long enough for prices to come back from any significant decline.  Hedges will typically include minimum and maximum allowed percentage of production, a minimum and maximum allowed term, and a minimum price.

In addition to the reserve-based energy loans, the Bank has loans categorized as "Midstream and Other," which are typically related to the transmission of oil and natural gas and would only be indirectly impacted from declining commodity prices. At September 30, 2017, "Midstream and Other" loans had a total outstanding balance of $27.8 million, down $11.2 million from $39.0 million at December 31, 2016. Also, at September 30, 2017, we had four relationships in the commercial and industrial loan portfolio (aside from the reserve-based and midstream loans discussed above) that are involved in the energy exploration sector providing front-end service to companies who drill oil and gas wells and whose business could be impacted by the dramatic reduction in drilling activity as a result of a severe drop in the price of oil and gas.  These relationships totaled $1.2 million at September 30, 2017.

Warehouse Purchase Program loans increased by $72.6 million, or 6.9%, to $1.13 billion at September 30, 2017 from $1.06 billion at December 31, 2016. Although not bound by any legally binding commitment, when a purchase decision is made, the Bank purchases a 100% participation interest in the loans originated by our mortgage banking company customers.

The mortgage banking company closes mortgage loans consistent with underwriting standards established by approved investors and, once all pertinent documents are received, the participation interest is delivered by the Bank to the investor selected by the originator and approved by us. Loans funded by the Warehouse Purchase Program during the third quarter of 2017 consisted of 44% conforming, 48% government loans and 8% of other loan types, including Jumbo loans.
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
Non-performing loans to total loans held for investment, excluding Warehouse Purchase Program loans, was 1.16% at September 30, 2017 compared to 1.84% at December 31, 2016. Including Warehouse Purchase Program loans, non-performing loans to total loans held for investment was 0.99% at September 30, 2017 compared to 1.56% at December 31, 2016. Non-performing loans decreased by $34.5 million to $76.9 million at September 30, 2017 from $111.4 million at December 31, 2016. During the third quarter of 2017, the Company recorded $11.9 million in charge-offs on the resolution of two reserve-based energy relationships. These relationships, which totaled $22.6 million prior to resolution, were rated as substandard and were non-performing; therefore, the resolution of these credits drove the $21.1 million decline in non-performing commercial and industrial loans compared to December 31, 2016. Additionally, non-performing construction and land loans declined by $11.4 million from December 31, 2016, due to the resolution of a relationship with a residential home builder. After various lots and homes were liquidated, paying down the credit facility, the Company foreclosed on the remaining partially completed homes in the 2017 period. For more information about the Company's non-performing loans, please see Note 4 of the Condensed Notes to Unaudited Consolidated Interim Financial Statements contained in Item 1 of this report.
Our allowance for loan losses was $70.0 million at September 30, 2017 compared to $64.6 million at December 31, 2016, or 0.90% of total loans held for investment (including Warehouse Purchase Program loans) at September 30, 2017 compared to 0.91% at December 31, 2016. Our allowance for loan losses to non-performing loans was 91.07% at September 30, 2017 compared to 57.97% at December 31, 2016. The increase in the allowance for loan losses from December 31, 2016 was primarily related to increased loan loss reserves allocated to the corporate healthcare finance portfolio, which is reported on the balance sheet as commercial and industrial loans and totaled $46.0 million at September 30, 2017. During the first quarter of 2017, the Company charged-off its $16.4 million interest in a large syndicated credit within the corporate healthcare finance portfolio. The note was sold at a deep discount after the borrower experienced liquidity constraints during the first quarter of 2017 that challenged its ongoing viability. One other relationship in the corporate healthcare finance portfolio totaling $7.8 million was considered to be impaired and rated as substandard (non-performing) at September 30, 2017. At this time, the Company is no longer originating corporate healthcare finance loans. Net charge-offs for the nine months ended September 30, 2017 totaled $30.7 million, an increase of $23.1 million from the nine months ended September 30, 2016, due to the corporate healthcare finance and energy charge-offs discussed above.

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
We regularly review the assets in our portfolio to determine whether any should be considered as classified. Total classified assets represented 14.7% of our total equity and 1.5% of our total assets at September 30, 2017 compared to 17.0% of our total equity and 1.8% of our total assets at December 31, 2016. The aggregate amount of classified assets at the dates indicated was as follows:

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Doubtful	$3,330	$2,880
Substandard	123,175	136,815
Total classified loans	126,505	139,695
Foreclosed assets	13,585	10,838
Total classified assets	$140,090	$150,533
Substandard loans at September 30, 2017 decreased by $13.6 million from December 31, 2016, which was primarily due to the resolution of the two energy relationships, as well as the resolution of the construction and land relationship with a residential home builder, discussed above in "Allowance for Loan Losses." Substandard non-performing energy loans totaled $51.0 million at September 30, 2017, down $16.6 million from December 31, 2016. The Company continues to take action to improve the risk profile of the criticized energy loans by instituting monthly commitment reductions, obtaining additional collateral, obtaining additional guarantor support and/or requiring additional equity injections or asset sales.
The Company also has potential problem loans, considered "other loans of concern," that are currently performing and do not meet the criteria for impairment, but where there is the distinct possibility that we might sustain some loss if credit deficiencies are not corrected. These possible credit problems may result in the future inclusion of these loans in the non-performing asset categories and consisted of $47.3 million in loans that were classified as "substandard," but were still accruing interest and were not considered impaired at September 30, 2017 (excluding PCI loans), compared to $21.3 million at December 31, 2016. The $26.0 million increase in other loans of concern from December 31, 2016 was primarily due to two energy relationships totaling $25.6 million and one corporate healthcare finance relationship totaling $13.2 million that were graded substandard accruing in the third quarter of 2017 following a review as part of the Shared National Credit ("SNC") program, which is a regulatory review conducted by the FRB, FDIC and Office of the Comptroller of the Currency ("OCC") of large syndicated loans of at least $20 million that are shared by three or more supervised institutions. Other loans of concern have been considered in management's analysis of potential loan losses.
Securities. Our securities portfolio increased $26.5 million, or 4.7%, to $591.4 million at September 30, 2017 from $564.9 million at December 31, 2016. During the nine months ended September 30, 2017, purchases totaling $2.07 billion offset paydowns and maturities of securities totaling $2.04 billion.

Deposits. Total deposits increased $394.9 million, or 6.2%, to $6.76 billion at September 30, 2017 from $6.37 billion at December 31, 2016, primarily due to growth in non-interest-bearing demand and savings and money market deposits.

	September 30, 2017	December 31, 2016	Dollar Change	Percent Change
	(Dollars in thousands)
Non-interest-bearing demand	$1,529,052	$1,383,951	$145,101	10.5%
Interest-bearing demand	889,627	903,314	(13,687)	(1.5)
Savings and money market	2,967,672	2,710,307	257,365	9.5
Time	1,374,017	1,367,904	6,113	0.4
Total deposits	$6,760,368	$6,365,476	$394,892	6.2%

Savings and money market deposits increased by $257.4 million compared to December 31, 2016, while non-interest-bearing demand and time deposits increased by $145.1 million and $6.1 million, respectively, for the same period. These increases were partially offset by a $13.7 million reduction in interest-bearing demand deposits compared to December 31, 2016.
Borrowings. FHLB advances increased $164.5 million, or 19.7%, to $998.1 million at September 30, 2017 from $833.7 million at December 31, 2016. At September 30, 2017, the Company was eligible to borrow an additional $1.83 billion from the FHLB.
The table below shows FHLB advances by maturity and weighted average rate at September 30, 2017:

	Balance	Weighted Average Rate
	(Dollars in thousands)
Less than 90 days	$779,983	1.09%
90 days to less than one year	210,845	1.29
One to three years	4,926	5.15
After three to five years	1,738	5.51
After five years	654	5.44
Total	$998,146	1.16%
Additionally, we have seven available federal funds lines of credit with other financial institutions totaling $250.0 million and were eligible to borrow $84.9 million from the Federal Reserve Bank discount window. At September 30, 2017, we also had a $25.0 million outstanding structured repurchase agreement with Credit Suisse, as well as $56.1 million in overnight repurchase agreements with depositors. Also, at September 30, 2017, subordinated debt totaled $134.4 million, which included $122.5 million of fixed-to-floating rate subordinated notes (reported net of $2.5 million in debt issuance costs.) $75.0 million of these notes were issued by the Company in November 2015, and $50.0 million additional notes were issued in September 2016 when the Company reopened the offering. The $134.4 million of subordinated debt also included $11.9 million of trust preferred securities that were acquired through the merger with LegacyTexas Group, Inc. All subordinated debt is reported net of purchase accounting fair value adjustments and debt issuance costs.
Accrued Expenses and Other Liabilities. Accrued expenses and other liabilities increased $87.5 million, or 153.5%, to $144.5 million at September 30, 2017 from $57.0 million at December 31, 2016. This increase was primarily due to timing of escrow payments.

Shareholders’ Equity. Total shareholders' equity increased by $64.7 million, or 7.3%, to $950.1 million at September 30, 2017 from $885.4 million at December 31, 2016.

	September 30, 2017	December 31, 2016	Dollar Change	Percent Change
	(Dollars in thousands)
Common stock	$480	$479	$1	0.2%
Additional paid-in capital	598,820	589,408	9,412	1.6
Retained earnings	363,890	310,641	53,249	17.1
Accumulated other comprehensive income (loss), net	(1,045)	(2,713)	1,668	(61.5)
Unearned ESOP shares	(12,053)	(12,450)	397	(3.2)
Total shareholders’ equity	$950,092	$885,365	$64,727	7.3%
The increase in shareholders' equity at September 30, 2017, compared to December 31, 2016, was primarily due to net income of $74.8 million recognized during the nine months ended September 30, 2017, which was partially offset by the payment of quarterly dividends totaling $0.45 per common share, or $21.6 million, during the nine months ended September 30, 2017.

Comparison of Results of Operations for the Three Months Ended September 30, 2017 and 2016
General. Net income for the three months ended September 30, 2017 was $28.7 million, an increase of $1.5 million, or 5.5%, from net income of $27.2 million for the three months ended September 30, 2016. The increase in net income was driven by a $10.1 million increase in interest income on loans and a $949,000 increase in non-interest income, which was partially offset by a $6.1 million increase in interest expense, a $3.7 million increase in the provision for credit losses, and a $621,000 increase in non-interest expense. Basic earnings per share for the three months ended September 30, 2017 was $0.61, a $0.02 increase from $0.59 for the three months ended September 30, 2016. Diluted earnings per share for the three months ended September 30, 2017 was $0.61, a $0.03 increase from $0.58 for the three months ended September 30, 2016.
Interest Income. Interest income increased by $11.6 million, or 13.9%, to $94.5 million for the three months ended September 30, 2017 from $82.9 million for the three months ended September 30, 2016.

	Three Months Ended September 30,		Dollar Change	Percent Change
	2017	2016
	(Dollars in thousands)
Interest and dividend income
Loans, including fees	$89,084	$78,966	$10,118	12.8%
Securities	3,407	3,077	330	10.7
Interest-bearing deposits in other financial institutions	1,524	463	1,061	229.2
FHLB and Federal Reserve Bank stock and other	448	405	43	10.6
	$94,463	$82,911	$11,552	13.9%
The $11.6 million increase in interest income for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily due to a $10.1 million increase in interest income on loans, which was driven by increased volume in the commercial real estate, commercial and industrial and consumer real estate loan portfolios, as well as higher yields earned on commercial and industrial and Warehouse Purchase Program loans. The average balance of commercial real estate loans increased by $306.1 million from the third quarter of 2016, while the average yield earned on this portfolio declined by 13 basis points for the same period, resulting in a $3.1 million increase in interest income. The average balance of commercial and industrial loans increased by $312.5 million from the third quarter of 2016, while the average yield earned on this portfolio increased by 42 basis points for the same period, resulting in a $5.7 million increase in interest income. The average balance of consumer real estate loans increased by $121.2 million compared to the third quarter of 2016, while the average yield earned on this portfolio declined by 17 basis points for the same period, leading to a $908,000 increase in interest income. Despite a $111.3 million decline in the average balance compared to the prior year period, interest income on Warehouse Purchase Program loans increased by $607,000 due to a 58 basis point increase in the average yield earned for the third quarter of 2017, compared to the same quarter last year.

Interest income on loans for the third quarter of 2017 included $750,000 in accretion of purchase accounting fair value adjustments on acquired loans, which includes $281,000 on acquired commercial real estate loans, $88,000 on acquired commercial and industrial loans, $53,000 on acquired construction and land loans and $328,000 on acquired consumer loans.
Interest Expense. Interest expense increased by $6.1 million, or 64.3%, to $15.5 million for the three months ended September 30, 2017 from $9.4 million for the three months ended September 30, 2016.

	Three Months Ended September 30,		Dollar Change	Percent Change
	2017	2016
	(Dollars in thousands)
Interest expense
Deposits	$10,271	$5,756	$4,515	78.4%
FHLB advances	2,944	1,865	1,079	57.9
Repurchase agreements and other borrowings	2,284	1,810	474	26.2
	$15,499	$9,431	$6,068	64.3%
The increase in interest expense for the three months ended September 30, 2017 compared to the same period in 2016 was primarily due to higher average deposit and borrowing rates and increased volume in all deposit products. The average balance of savings and money market and time deposits increased by $442.8 million and $45.7 million, respectively, compared to the third quarter of 2016, while the average rates paid on these deposits increased by 35 basis points and 30 basis points, respectively, compared to the prior year period. These increases in volume and rate on savings and money market and time deposits increased interest expense compared to the third quarter of 2016 by $2.9 million and $1.2 million, respectively. The average rate paid on interest-bearing demand deposits increased by 18 basis points compared to the third quarter of 2016, while the average balance of interest-bearing demand deposits increased by $53.6 million for the same period. A $155.4 million decrease in the average balance of borrowings from the third quarter of 2016 was more than offset by a 66 basis point increase in the average rate, resulting in a $1.6 million increase in interest expense on borrowed funds.
Net Interest Income. Net interest income increased by $5.5 million, or 7.5%, to $79.0 million for the three months ended September 30, 2017 from $73.5 million for the three months ended September 30, 2016. The net interest margin for the third quarter of 2017 was 3.71%, a seven basis point decrease from the third quarter of 2016. The average yield on earning assets for the third quarter of 2017 was 4.44%, a 17 basis point increase from the third quarter of 2016. The average cost of interest-bearing liabilities for the third quarter of 2017 was 0.97%, up 34 basis points from the third quarter of 2016.
Provision for Credit Losses. The Company recorded a provision for credit losses of $7.2 million for the quarter ended September 30, 2017, up $3.7 million from $3.5 million for the quarter ended September 30, 2016. For more information about the Company's allowance for loan losses, please see "Management's Discussion and Analysis - Comparison of Financial Condition at September 30, 2017 and December 31, 2016 - Allowance for Loan Losses" contained in Item 2 of this report.
Non-interest Income. Non-interest income increased by $949,000, or 8.4%, to $12.2 million for the three months ended September 30, 2017 from $11.3 million for the three months ended September 30, 2016.

	Three Months Ended September 30,		Dollar Change	Percent Change
	2017	2016
	(Dollars in thousands)
Non-interest income
Service charges and other fees	$9,291	$9,670	$(379)	(3.9)%
Net gain on sale of mortgage loans held for sale	1,982	2,383	(401)	(16.8)
Bank-owned life insurance income	435	441	(6)	(1.4)
Net loss on securities transactions	(20)	(3)	(17)	N/M1
Gain (loss) on sale and disposition of assets	352	(1,490)	1,842	N/M1
Other	186	276	(90)	(32.6)
	$12,226	$11,277	$949	8.4%
1N/M - not meaningful
The $949,000 increase in non-interest income from the third quarter of 2016 was primarily due to a $1.8 million increase in gain (loss) on sale and disposition of assets, due to a loss of $1.5 million recorded in the third quarter of 2016 on the sale of the Company's Federal Housing Administration (“FHA”) loan portfolio, compared to a $365,000 gain on the sale of a branch location recorded in the third quarter of 2017. Service charges and other fees decreased by $379,000, which was driven by a $355,000 decrease in commercial loan fee income (consisting of syndication, arrangement, non-usage and pre-payment fees). Net gains on the sale of mortgage loans held for sale during the third quarter of 2017 decreased by $401,000 compared to the third quarter of 2016, which included gains recognized on $60.2 million of one-to four-family mortgage loans that were sold or committed for sale and fair value changes on mortgage derivatives and mortgage fees collected during the 2016 period, compared to $52.4 million for the third quarter of 2017.

Non-interest Expense. Non-interest expense increased by $621,000, or 1.6%, to $40.3 million for the three months ended September 30, 2017, from $39.7 million for the three months ended September 30, 2016.

	Three Months Ended September 30,		Dollar Change	Percent Change
	2017	2016
	(Dollars in thousands)
Non-interest expense
Salaries and employee benefits	$24,175	$23,918	$257	1.1%
Advertising	980	751	229	30.5
Occupancy and equipment	3,299	3,822	(523)	(13.7)
Outside professional services	1,230	940	290	30.9
Regulatory assessments	1,011	1,169	(158)	(13.5)
Data processing	4,287	3,989	298	7.5
Office operations	2,378	2,368	10	0.4
Other	2,935	2,717	218	8.0
	$40,295	$39,674	$621	1.6%

The $621,000 increase in non-interest expense from the third quarter of 2016 was primarily related to a $298,000 increase in data processing expense due to increased costs for system upgrades to enhance customer service and increase operating efficiency, and a $290,000 increase in outside professional services expense related to higher consulting, legal and compliance costs. Salaries and employee benefits expense also increased by $257,000 compared to the 2016 period, which was driven by merit increases, as well as increased health care costs and higher share-based compensation expense related to new stock awards granted in the 2017 period. These increases were partially offset by a $523,000 decline in occupancy and equipment expense, primarily related to an early termination fee collected from a tenant in the 2017 period, as well as closed locations.
Income Tax Expense. For the three months ended September 30, 2017, we recognized income tax expense of $15.0 million on our pre-tax income, which was an effective tax rate of 34.4%, compared to income tax expense of $14.4 million for the three months ended September 30, 2016, which was an effective tax rate of 34.6%.

Comparison of Results of Operations for the Nine Months Ended September 30, 2017 and 2016

General. Net income for the nine months ended September 30, 2017 was $74.8 million, an increase of $2.3 million, or 3.2%, from net income of $72.5 million for the nine months ended September 30, 2016. The increase in net income was driven by increased net interest income, partially offset by increased provision for credit losses and non-interest expense and lower non-interest income. Basic earnings per share for the nine months ended September 30, 2017 was $1.60, an increase of $0.04 from $1.56 for the nine months ended September 30, 2016. Diluted earnings per share for the nine months ended September 30, 2017 was $1.58, an increase of $0.02 from $1.56 for the nine months ended September 30, 2016.

Interest Income. Interest income increased by $37.9 million, or 16.3%, to $270.7 million for the nine months ended September 30, 2017 from $232.9 million for the nine months ended September 30, 2016.

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2017	2016
	(Dollars in thousands)
Interest and dividend income
Loans, including fees	$256,104	$221,148	$34,956	15.8%
Securities	10,188	9,281	907	9.8
Interest-bearing deposits in other financial institutions	3,211	1,185	2,026	171.0
FHLB and Federal Reserve Bank stock and other	1,243	1,241	2	0.2
	$270,746	$232,855	$37,891	16.3%

The $37.9 million increase in interest income for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to a $35.0 million, or 15.8%, increase in interest income on loans, which was driven by increased volume in commercial real estate, commercial and industrial, construction and land and consumer real estate loans. The average balance of commercial real estate loans increased by $388.9 million, resulting in a $13.7 million increase in interest income. The average balance of commercial and industrial loans increased by $323.7 million, and when combined with the impact of the complete amortization of a $4.7 million discount on a purchased energy loan that occurred during the nine months ended September 30, 2017, resulted in an $18.6 million increase in interest income. The average balance of consumer real estate loans increased by $128.8 million, increasing interest income by $3.1 million. The increases in interest income were partially offset by a $605,000 decline in interest income recorded on other consumer loans, the average balance of which declined by $13.4 million. Despite a $100.1 million decline in the average balance of Warehouse Purchase Program loans compared to the prior year period, interest income on Warehouse Purchase Program loans increased by $176,000 due to a 41 basis point increase in the average yield earned for the nine months ended September 30, 2017, compared to the same period last year.

Interest Expense. Interest expense increased by $14.8 million, or 60.2%, to $39.5 million for the nine months ended September 30, 2017 from $24.7 million for the nine months ended September 30, 2016.

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2017	2016
	(Dollars in thousands)
Interest expense
Deposits	$25,740	$14,300	$11,440	80.0%
FHLB advances	7,003	5,641	1,362	24.1
Repurchase agreements and other borrowings	6,771	4,729	2,042	43.2
	$39,514	$24,670	$14,844	60.2%

The increase in interest expense for the nine months ended September 30, 2017 compared to the same period in 2016, was primarily due to an increase in interest expense on deposits, which was driven by increased rates paid on all deposit categories during the nine months ended September 30, 2017 compared to the same period in 2016, which included a 30 basis point increase in the average rate paid on savings and money market deposits and a 26 basis point increase in the average rate paid on time deposits. Additionally, volume in all deposit categories increased during the nine months ended September 30, 2017 compared to the same period in 2016, which included a $474.6 million increase in the average balance of savings and money market deposits and a $165.1 million increase in the average balance of time deposits. Interest expense on borrowings for the nine months ended September 30, 2017 increased by $3.4 million compared to the nine months ended September 30, 2016, due to a 59 basis point increase in the average rate paid on borrowings.

Net Interest Income. Net interest income increased by $23.0 million, or 11.1%, to $231.2 million for the nine months ended September 30, 2017 from $208.2 million for the nine months ended September 30, 2016. The net interest margin decreased by one basis point to 3.82% for the nine months ended September 30, 2017 from 3.83% for the same period last year. The net interest rate spread decreased by eight basis points to 3.61% for the nine months ended September 30, 2017 from 3.69% for the same period last year. The average yield on earning assets for the nine months ended September 30, 2017 was 4.48%, a 20 basis point increase from the nine months ended September 30, 2016, while the average cost of interest-bearing liabilities increased 28 basis points.
Provision for Credit Losses. The provision for credit losses was $35.7 million for the nine months ended September 30, 2017, an increase of $16.6 million from $19.1 million for the nine months ended September 30, 2016. The increase in the provision for credit losses was primarily related to increased loan loss reserves allocated to the corporate healthcare finance portfolio, which is reported on the balance sheet as commercial and industrial loans and totaled $46.0 million at September 30, 2017. During the first quarter of 2017, the Company charged-off its $16.4 million interest in a large syndicated credit within the corporate healthcare finance portfolio. Also, during the third quarter of 2017, the Company charged-off $11.9 million on the resolution of two reserve-based energy relationships, which also contributed to the higher provision expense. For more information about the Company's allowance for loan losses, please see "Management's Discussion and Analysis - Comparison of Financial Condition at September 30, 2017 and December 31, 2016 - Allowance for Loan Losses" contained in Item 2 of this report.
Non-interest Income. Non-interest income decreased by $3.0 million, or 7.5%, to $36.7 million for the nine months ended September 30, 2017 from $39.7 million for the nine months ended September 30, 2016.

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2017	2016
	(Dollars in thousands)
Non-interest income
Service charges and other fees	$27,618	$26,778	$840	3.1%
Net gain on sale of mortgage loans held for sale	5,766	6,213	(447)	(7.2)
Bank-owned life insurance income	1,297	1,308	(11)	(0.8)
Net gain (loss) on securities transactions	(39)	62	(101)	N/M1
Gain on sale and disposition of assets	1,908	3,768	(1,860)	(49.4)
Other	131	1,525	(1,394)	(91.4)
	$36,681	$39,654	$(2,973)	(7.5)%
1N/M - not meaningful
The decrease in non-interest income for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to decreases in gain on sale and disposition of assets and other non-interest income. Gain on sale and disposition of assets for the nine months ended September 30, 2016 included gains totaling $5.1 million recorded in the 2016 period on the sale of two buildings and the Company's insurance subsidiary operations; this $5.1 million in gains was partially offset by a $1.5 million loss recorded in 2016 on the sale of the Company's FHA loan portfolio. Comparatively, gain on sale and disposition of assets for the nine months ended September 30, 2017 included $1.7 million in gains recorded on the sale of one branch location and one parcel of land. Other non-interest income declined by $1.4 million for the nine months ended September 30, 2016 due to $1.3 million in income recorded from insurance activities, which was not repeated in the 2017 period due to the above-mentioned sale of the Company’s insurance subsidiary operations. The $840,000 increase in service charges and other fees compared to the nine months ended September 30, 2016 included a $510,000 increase in Warehouse Purchase Program fee income and a $535,000 increase in debit card interchange income and Mastercard incentive accruals, partially offset by a $379,000 decrease in insufficient funds fees. Net gains on the sale of mortgage loans held for sale during the nine months ended September 30, 2017 decreased by $447,000 compared to the nine months ended September 30, 2016, which included gains recognized on $160.8 million of one-to four-family mortgage loans that were sold or committed for sale and fair value changes on mortgage derivatives and mortgage fees collected during the 2016 period, compared to $148.4 million for the nine months ended September 30, 2017.

Non-interest Expense. Non-interest expense increased by $2.8 million, or 2.4%, to $119.6 million for the nine months ended September 30, 2017 from $116.8 million for the nine months ended September 30, 2016.

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2017	2016
	(Dollars in thousands)
Non-interest expense
Salaries and employee benefits	$72,010	$69,122	$2,888	4.2%
Advertising	2,976	2,822	154	5.5
Occupancy and equipment	10,609	11,292	(683)	(6.0)
Outside professional services	3,589	2,983	606	20.3
Regulatory assessments	3,267	3,632	(365)	(10.0)
Data processing	12,059	10,983	1,076	9.8
Office operations	7,058	7,377	(319)	(4.3)
Other	8,068	8,618	(550)	(6.4)
	$119,636	$116,829	$2,807	2.4%
The increase in non-interest expense included a $2.9 million increase in salaries and employee benefits expense for the nine months ended September 30, 2017, which was driven by merit increases and an increase in the average number of employees in the 2017 period, as well as increases in share-based compensation, performance incentive accruals, health care expenses, and payroll taxes. The increase in salaries and employee benefits expense was partially offset by a reduction in expense related to the third quarter 2016 pay-off of one of the Company's ESOP loans and additional deferred salary costs related to loan originations that will be accounted for over the lives of the related loans. Data processing expense increased by $1.1 million, primarily due to increased costs compared to the prior year for system upgrades to enhance customer service and increase operating efficiency, while outside professional services expense increased by $606,000 due to higher legal and compliance costs in the 2017 period. These increases were partially offset by declines of $683,000 in occupancy and equipment expense and $319,000 in office operations expense, primarily resulting from an early termination fee collected from a tenant in the 2017 period, as well as renegotiated contracts and closed locations. Other non-interest expense declined by $550,000 due to lower debit card fraud losses in the 2017 period, which was partially offset by increased lending-related expenses.
Income Tax Expense. For the nine months ended September 30, 2017, we recognized income tax expense of $37.7 million on our pre-tax income, which was an effective tax rate of 33.5%, compared to income tax expense of $39.4 million for the nine months ended September 30, 2016, which was an effective tax rate of 35.2%. The decrease in the effective tax rate in the 2017 period primarily resulted from the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, in the 2017 period, which changed the tax effect of the difference between the amount of share-based compensation cost recognized for financial reporting purposes and the amount deducted on the Company's tax return for share-based payment awards. Previously, the tax effects of income tax deductions in excess of compensation cost (windfalls) and the tax effects of compensation cost in excess of income tax deductions (shortfalls) were recorded in equity to the extent of previously recognized windfalls, with the remainder recorded in income tax expense.  Under ASU 2016-09, all tax effects of windfalls and shortfalls related to share-based payments are recorded through the income statement.  The 2016 period also included a significant difference between the book basis and tax basis of the LegacyTexas Insurance Services assets sold during that period.

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

	Three Months Ended September 30,
	2017			2016
	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$2,854,343	$36,392	5.06%	$2,548,202	$33,245	5.19%
Warehouse Purchase Program	1,020,706	9,873	3.84	1,131,959	9,266	3.26
Commercial and industrial	2,022,859	24,951	4.89	1,710,387	19,209	4.47
Construction and land	279,189	3,628	5.16	290,930	3,811	5.21
Consumer real estate	1,176,955	13,345	4.54	1,055,801	12,437	4.71
Other consumer	47,169	670	5.64	59,212	841	5.65
Loans held for sale	23,154	225	3.89	18,132	157	3.46
Less: deferred fees and allowance for loan loss	(70,048)	—	—	(54,485)	—	—
Loans receivable [1]	7,354,327	89,084	4.81	6,760,138	78,966	4.65
Agency mortgage-backed securities	308,851	1,617	2.09	341,123	1,723	2.02
Agency collateralized mortgage obligations	182,166	1,040	2.28	93,215	534	2.29
Investment securities	109,395	750	2.74	144,173	820	2.28
FHLB and FRB stock and other restricted securities	52,429	448	3.42	58,783	405	2.76
Interest-earning deposit accounts	444,310	1,524	1.36	343,906	463	0.54
Total interest-earning assets	8,451,478	94,463	4.44	7,741,338	82,911	4.27
Non-interest-earning assets	438,436			435,274
Total assets	$8,889,914			$8,176,612
Interest-bearing liabilities:
Interest-bearing demand	$875,097	1,474	0.67	$821,516	1,022	0.49
Savings and money market	2,857,790	4,859	0.68	2,414,974	1,982	0.33
Time	1,418,108	3,938	1.10	1,372,424	2,752	0.80
Borrowings	1,178,031	5,228	1.76	1,333,438	3,675	1.10
Total interest-bearing liabilities	6,329,026	15,499	0.97	5,942,352	9,431	0.63
Non-interest-bearing demand	1,481,654			1,283,434
Non-interest-bearing liabilities	138,628			90,684
Total liabilities	7,949,308			7,316,470
Total shareholders’ equity	940,606			860,142
Total liabilities and shareholders’ equity	$8,889,914			$8,176,612
Net interest income and margin		$78,964	3.71%		$73,480	3.78%
Net interest income and margin (tax-equivalent basis) [2]		$79,214	3.72%		$73,747	3.79%
Net interest rate spread			3.47%			3.64%
Net earning assets	$2,122,452			$1,798,986
Average interest-earning assets to average interest-bearing liabilities	133.54%			130.27%
[1]	Calculated net of deferred fees, loan discounts, loans in process and allowance for loan losses.
[2]
In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for 2017 and 2016. Tax-exempt investments and loans had an average balance of $98.8 million and $105.5 million for the three months ended September 30, 2017 and 2016, respectively.

	Nine Months Ended September 30,
	2017			2016
	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$2,787,137	$105,539	5.06%	$2,398,273	$91,849	5.12%
Warehouse Purchase Program	872,531	24,157	3.70	972,589	23,981	3.29
Commercial and industrial	1,996,364	74,209	4.97	1,672,655	55,616	4.44
Construction and land	282,968	10,902	5.15	275,918	10,981	5.32
Consumer real estate	1,131,782	38,647	4.55	1,002,933	35,527	4.72
Other consumer	49,828	2,077	5.57	63,249	2,682	5.66
Loans held for sale	19,506	573	3.92	19,145	512	3.57
Less: deferred fees and allowance for loan loss	(68,259)	—	—	(53,205)	—	—
Loans receivable [1]	7,071,857	256,104	4.84	6,351,557	221,148	4.65
Agency mortgage-backed securities	318,442	5,013	2.10	346,054	5,362	2.07
Agency collateralized mortgage obligations	164,041	2,872	2.33	84,753	1,474	2.32
Investment securities	110,890	2,303	2.77	130,371	2,445	2.50
FHLB and FRB stock and other restricted securities	49,317	1,243	3.36	58,925	1,241	2.81
Interest-earning deposit accounts	367,536	3,211	1.17	291,604	1,185	0.54
Total interest-earning assets	8,082,083	270,746	4.48	7,263,264	232,855	4.28
Non-interest-earning assets	438,441			429,470
Total assets	$8,520,524			$7,692,734
Interest-bearing liabilities:
Interest-bearing demand	$860,009	3,817	0.59	$793,787	2,921	0.49
Savings and money market	2,738,732	11,672	0.57	2,264,103	4,641	0.27
Time	1,363,178	10,251	1.01	1,198,037	6,738	0.75
Borrowings	1,121,124	13,774	1.64	1,316,330	10,370	1.05
Total interest-bearing liabilities	6,083,043	39,514	0.87	5,572,257	24,670	0.59
Non-interest-bearing demand	1,411,693			1,204,164
Non-interest-bearing liabilities	107,211			78,088
Total liabilities	7,601,947			6,854,509
Total shareholders’ equity	918,577			838,225
Total liabilities and shareholders’ equity	$8,520,524			$7,692,734
Net interest income and margin		$231,232	3.82%		$208,185	3.83%
Net interest income and margin (tax-equivalent basis) [2]		$232,004	3.84%		$208,989	3.84%
Net interest rate spread			3.61%			3.69%
Net earning assets	$1,999,040			$1,691,007
Average interest-earning assets to average interest-bearing liabilities	132.86%			130.35%
[1]	Calculated net of deferred fees, loan discounts, loans in process and allowance for loan losses.
[2]
In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for 2017 and 2016. Tax-exempt investments and loans had an average balance of $101.7 million and $106.7 million for the nine months ended September 30, 2017 and 2016, respectively.

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

	Three Months Ended September 30,
	2017 versus 2016
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$3,918	$(771)	$3,147
Warehouse Purchase Program	(969)	1,576	607
Commercial and industrial	3,733	2,009	5,742
Construction and land	(153)	(30)	(183)
Consumer real estate	1,387	(479)	908
Other consumer	(171)	—	(171)
Loans held for sale	47	21	68
Loans receivable	7,792	2,326	10,118
Agency mortgage-backed securities	(167)	61	(106)
Agency collateralized mortgage obligations	508	(2)	506
Investment securities	(220)	150	(70)
FHLB and FRB stock and other restricted securities	(47)	90	43
Interest-earning deposit accounts	169	892	1,061
Total interest-earning assets	8,035	3,517	11,552
Interest-bearing liabilities:
Interest-bearing demand	70	382	452
Savings and money market	420	2,457	2,877
Time	94	1,092	1,186
Borrowings	(470)	2,023	1,553
Total interest-bearing liabilities	114	5,954	6,068
Net interest income	$7,921	$(2,437)	$5,484

	Nine Months Ended September 30,
	2017 versus 2016
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$14,736	$(1,046)	$13,690
Warehouse Purchase Program	(2,605)	2,781	176
Commercial and industrial	11,552	7,041	18,593
Construction and land	277	(356)	(79)
Consumer real estate	4,436	(1,316)	3,120
Other consumer	(560)	(45)	(605)
Loans held for sale	10	51	61
Loans receivable	27,846	7,110	34,956
Agency mortgage-backed securities	(434)	85	(349)
Agency collateralized mortgage obligations	1,388	10	1,398
Investment securities	(388)	246	(142)
FHLB and FRB stock and other restricted securities	(220)	222	2
Interest-earning deposit accounts	374	1,652	2,026
Total interest-earning assets	28,566	9,325	37,891
Interest-bearing liabilities:
Interest-bearing demand	258	638	896
Savings and money market	1,144	5,887	7,031
Time	1,020	2,493	3,513
Borrowings	(1,718)	5,122	3,404
Total interest-bearing liabilities	704	14,140	14,844
Net interest income	$27,862	$(4,815)	$23,047

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
Management also has several secondary sources of funds available to meet potential liquidity demands. At September 30, 2017, the Company had additional borrowing capacity of $1.83 billion with the FHLB and $250.0 million in federal funds lines of credit available with other financial institutions. The Company may also use the discount window at the Federal Reserve Bank as a source of short-term funding. Federal Reserve Bank borrowing capacity varies based upon securities pledged to the discount window line. At September 30, 2017, securities pledged had a collateral value of $84.9 million.
At September 30, 2017, the Company had classified 69.4% of its securities portfolio as available for sale (including pledged securities), providing an additional source of liquidity. Management believes that because active markets exist and our securities portfolio is of high quality, our available for sale securities are marketable. Selling participations in loans we originate, including portions of commercial real estate loans, creates another source of liquidity and allows us to manage borrower concentration risk as well as interest rate risk.
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
The Company, which is a separate legal entity from the Bank and must provide for its own liquidity, had liquid assets of $24.0 million on an unconsolidated basis at September 30, 2017. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders, funds paid out for Company stock repurchases, and payments on trust-preferred securities and subordinated debt held at the Company level. The Company has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. See “How We Are Regulated - Limitations on Dividends and Other Capital Distributions” under Item 1 and Note 16 of the Notes to Consolidated Financial Statements contained in Item 8 of the Company's 2016 Form 10-K.
The Company uses its sources of funds primarily to meet its expenses, pay maturing deposits and fund withdrawals, and to fund loan commitments. Total approved loan commitments (including Warehouse Purchase Program commitments, unused lines of credit and letters of credit) amounted to $2.59 billion and $2.56 billion at September 30, 2017, and December 31, 2016, respectively. It is management's policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Company. Certificates of deposit scheduled to mature in one year or less at September 30, 2017 totaled $1.00 billion with a weighted average rate of 1.04%.
During the nine months ended September 30, 2017, cash and cash equivalents increased by $38.1 million, or 13.2%, to $327.3 million at September 30, 2017 from $289.2 million at December 31, 2016. Operating activities provided cash of $192.0 million and financing activities provided cash of $535.0 million, which was partially offset by cash used in investing activities of $688.8 million. Primary sources of cash for the nine months ended September 30, 2017 included proceeds from pay-offs of Warehouse Purchase Program loans totaling $16.04 billion, proceeds from FHLB advances totaling $175.0 million, proceeds from the sale of loans held for sale totaling $149.9 million, and a $394.9 million increase in deposits. Primary uses of cash for the nine months ended September 30, 2017 included originations of Warehouse Purchase Program loans totaling $16.11 billion and net fundings of loans held for investment totaling $586.2 million.
Please see Item 1A (Risk Factors) under Part 1 of the Company's 2016 Form 10-K for information regarding liquidity risk.
Off-Balance Sheet Arrangements, Contractual Obligations and Commitments
The following table presents our longer term contractual obligations and commitments to extend credit to our borrowers, in aggregate and by payment due dates (not including any interest amounts). In addition to the commitments below, the Company had overdraft protection available to its depositors in the amount of $85.0 million and credit card guarantees outstanding in the amount of $5.1 million at September 30, 2017.

	September 30, 2017
	Less than One Year	One through Three Years	Four through Five Years	After Five Years	Total
	(Dollars in thousands)
Contractual obligations:
Deposits without a stated maturity	$5,386,351	$—	$—	$—	$5,386,351
Certificates of deposit	1,004,381	284,603	81,806	3,227	1,374,017
FHLB advances [1]	990,828	4,926	1,738	654	998,146
Repurchase agreements	81,073	—	—	—	81,073
Subordinated debt [1]	—	—	—	140,464	140,464
Private equity fund for Community Reinvestment Act purposes	1,680	—	—	—	1,680
Operating leases (premises)	5,937	9,943	8,404	17,194	41,478
Total contractual obligations	$7,470,250	$299,472	$91,948	$161,539	8,023,209
Off-balance sheet loan commitments: [2]
Unused commitments to extend credit	$857,039	$613,975	$330,587	$51,733	1,853,334
Unused capacity on Warehouse Purchase Program loans [3]	589,302	120,000	—	—	709,302
Standby letters of credit	16,308	9,761	2,580	—	28,649
Total loan commitments	$1,462,649	$743,736	$333,167	$51,733	2,591,285
Total contractual obligations and loan commitments					$10,614,494

[1]	FHLB advances and subordinated debt are shown at their contractual amounts.

[2]	Loans having no stated maturity are reported in the “Less than One Year” category.

[3]
In regards to unused capacity on Warehouse Purchase Program loans, the Company has established a maximum purchase facility amount, but reserves the right, at any time, to refuse to buy any mortgage loans offered for sale by its mortgage banking company customers for any reason in the Company's sole and absolute discretion.

Capital Resources
Consistent with our goal to operate a sound and profitable organization, our policy is for the Company and its subsidiary bank to maintain “well-capitalized” status under the FRB regulations. Based on capital levels at September 30, 2017 and December 31, 2016, the Bank and the Company were considered to be well-capitalized. At September 30, 2017, the Bank's equity totaled $1.04 billion. The Company's consolidated equity totaled $950.1 million, or 10.5% of total assets, at September 30, 2017. Warehouse Purchase Program loan volumes can increase significantly on the last day of the month, potentially leading to a significant difference between the ending and average balance of Warehouse Purchase Program loans. At September 30, 2017, Warehouse Purchase Program loans totaled $1.13 billion, compared to an average balance of $1.02 billion for the three months ended September 30, 2017. Because the capital ratios below are calculated using ending risk-weighted assets and Warehouse Purchase Program loans are risk-weighted at 100%, an end of period increase in these balances can significantly impact the Company's reported capital ratios.

	Actual		Required for Capital Adequacy Purposes		To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2017	(Dollars in thousands)
Total risk-based capital
Company	$978,594	11.61%	$674,090	8.00%	$842,612	10.00%
Bank	931,956	11.06	674,059	8.00	842,573	10.00
Tier 1 risk-based capital
Company	784,944	9.32	505,567	6.00	505,567	6.00
Bank	860,825	10.22	505,544	6.00	674,059	8.00
Common equity tier 1 risk-based capital
Company	773,063	9.17	379,175	4.50	n/a [1]	n/a [1]
Bank	860,825	10.22	379,158	4.50	547,673	6.50
Tier 1 leverage
Company	784,944	9.01	348,661	4.00	n/a [1]	n/a [1]
Bank	860,825	9.87	348,707	4.00	435,884	5.00
December 31, 2016
Total risk-based capital
Company	$910,040	11.71%	$621,870	8.00%	$777,338	10.00%
Bank	869,523	11.19	621,840	8.00	777,300	10.00
Tier 1 risk-based capital
Company	721,600	9.28	466,403	6.00	466,403	6.00
Bank	803,374	10.34	466,380	6.00	621,840	8.00
Common equity tier 1 risk-based capital
Company	709,858	9.13	349,802	4.50	n/a [1]	n/a [1]
Bank	803,374	10.34	349,785	4.50	505,245	6.50
Tier 1 leverage
Company	721,600	8.73	330,782	4.00	n/a [1]	n/a [1]
Bank	803,374	9.71	330,873	4.00	413,591	5.00
[1] Not applicable
Pursuant to the capital regulations of the FRB and the other federal banking agencies, the Company and the Bank must maintain a capital conservation buffer consisting of additional common equity tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels of risk-based common equity tier 1 capital, tier 1 capital and total capital in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. For our fiscal year ending December 31, 2017, the capital conservation buffer rule requires a buffer of greater than 1.25% of risk-weighted assets, which amount will increase by 0.625% yearly until the requirement is fully phased-in on January 1, 2019, when the buffer must exceed 2.5% of risk-weighted assets. At September 30, 2017, the Company's and the Bank's common equity tier 1 capital exceeded the required capital conservation buffer.

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
As illustrated in the tables below, the Bank was within policy limits for all scenarios tested. The tables presented below, as of September 30, 2017, and December 31, 2016, are internal analyses of our interest rate risk as measured by changes in EVE and EAR for instantaneous, parallel, and sustained shifts for all market rates and yield curves, in 100 basis point increments, up 400 basis points and down 100 basis points.
As illustrated in the tables below, our EVE would be negatively impacted by a parallel, instantaneous, and sustained increase in market rates. Such an increase in rates would negatively impact EVE as a result of the duration of assets, including loans and investments, being longer than the duration of liabilities, primarily deposit accounts and FHLB borrowings. In rising rate environments, deposits are more beneficial to the Bank’s EVE than comparable wholesale funding. As illustrated in the table below, at September 30, 2017, our EAR would be positively impacted by a parallel, instantaneous, and sustained increase in market rates. Our EVE and EAR would also be negatively impacted by a 100 basis point decline in market rates.

September 30, 2017
Change in Interest Rates in Basis Points	Economic Value of Equity				Earnings at Risk (12 months)
	Estimated EVE	Estimated Increase / (Decrease) in EVE		EVE Ratio %	Estimated Net Interest Income	Increase / (Decrease) in Estimated Net Interest Income
	$ Amount	$ Change	% Change		$ Amount	$ Change	% Change
	(Dollars in thousands)
400	1,168,046	(131,309)	(10.11)	13.94	339,456	6,189	1.86
300	1,211,242	(88,113)	(6.78)	14.21	338,073	4,806	1.44
200	1,250,164	(49,191)	(3.79)	14.41	336,505	3,238	0.97
100	1,281,059	(18,296)	(1.41)	14.52	334,778	1,511	0.45
—	1,299,355	—	—	14.49	333,267	—	—
(100)	1,248,546	(50,809)	(3.91)	13.72	326,708	(6,559)	(1.97)

December 31, 2016
Change in Interest Rates in Basis Points	Economic Value of Equity				Earnings at Risk (12 months)
	Estimated EVE	Estimated Increase / (Decrease) in EVE		EVE Ratio %	Estimated Net Interest Income	Increase / (Decrease) in Estimated Net Interest Income
	$ Amount	$ Change	% Change		$ Amount	$ Change	% Change
	(Dollars in thousands)
400	1,137,560	(127,508)	(10.08)	14.74	312,457	1,807	0.58
300	1,180,103	(84,965)	(6.72)	15.02	312,109	1,459	0.47
200	1,216,125	(48,943)	(3.87)	15.21	311,549	899	0.29
100	1,248,129	(16,939)	(1.34)	15.34	310,953	303	0.10
—	1,265,068	—	—	15.30	310,650	—	—
(100)	1,230,570	(34,498)	(2.73)	14.64	297,726	(12,924)	(4.16)

The Bank's EVE was $1.30 billion, or 14.49%, of the market value of portfolio assets as of September 30, 2017, a $34.3 million increase from $1.27 billion, or 15.30%, of the market value of portfolio assets as of December 31, 2016. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $49.2 million decrease in our EVE at September 30, 2017 compared to a $48.9 million decrease at December 31, 2016, and would result in an eight basis point decrease in our EVE ratio to 14.41% at September 30, 2017 compared to a nine basis point decrease to 15.21% at December 31, 2016. An immediate 100 basis point decrease in market interest rates would result in a $50.8 million decrease in our EVE at September 30, 2017 compared to a $34.5 million decrease at December 31, 2016, and would result in a 77 basis point decrease in our EVE ratio to 13.72% at September 30, 2017, as compared to a 66 basis point decrease in our EVE ratio to 14.64% at December 31, 2016.
The Bank's projected EAR for the twelve months ending September 30, 2018 is $333.3 million, compared to $310.7 million for the twelve months ending December 31, 2017. Based on the assumptions utilized, an immediate 200 basis point increase in market rates would result in a $3.2 million, or 0.97%, increase in net interest income for the twelve months ending September 30, 2018 compared to an $899,000, or 0.29%, increase for the twelve months ending December 31, 2017. An immediate 100 basis point decrease in market rates would result in a $6.6 million decrease in net interest income for the twelve months ending September 30, 2018 compared to a $12.9 million decrease for the twelve months ending December 31, 2017.
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
An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2017. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company's internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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
The Company did not repurchase any of its common stock during the quarter ended September 30, 2017.

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

3.1	Charter of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2017 (File No. 001-34737))

3.2	Bylaws of the Registrant, as amended (incorporated herein by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 25, 2017 (File No. 001-34737))

4.1	Certificate of Registrant’s Common Stock (incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 6, 2015 (File No. 001-34737))

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

10.6
Amended and Restated Executive Employment Agreement entered into between the Registrant and Kevin J. Hanigan (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on December 2, 2013 (File No. 001-34737)).

10.7	Registrant's 2007 Equity Incentive Plan (incorporated herein by reference to Appendix A to the proxy statement filed with the SEC on March 30, 2007 (File No. 001-32992))

10.8	Registrant's 2012 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Registrant's proxy statement filed with the SEC on April 4, 2012 (File No. 001-34737))

10.9
Form of Incentive Stock Option Agreement under the 2012 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-8 filed with the SEC on June 14, 2012 (File No. 333-182122))

10.10
Form of Non-Qualified Stock Option Agreement under the 2012 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-8 filed with the SEC on June 14, 2012 (File No. 333-182122))

10.11
Form of Restricted Stock Agreement (Time-Based) under the 2012 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-8 filed with the SEC on June 14, 2012 (File No. 333-182122))

10.12
Form of Restricted Stock Agreement (Performance-Based) under the 2012 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-8 filed with the SEC on June 14, 2012 (File No. 333-182122))

10.13
Form of 2012 Equity Incentive Plan Restricted Stock Award and Non-Solicitation Agreement (incorporated herein by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on July 26, 2016 (File No. 001-34737))

10.14
Form of 2012 Equity Incentive Plan Non-Employee Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on July 26, 2016 (File No. 001-34737))

10.15	Registrant's 2017 Omnibus Incentive Plan (incorporated herein by reference to Appendix A to the Registrant's proxy statement filed with the SEC on April 14, 2017 (File No. 001-34737))

11	Statement regarding computation of per share earnings (See Note 2 of the Condensed Notes to Unaudited Consolidated Interim Financial Statements included in this Form 10-Q).

31.1	Rule 13a — 14(a)/15d — 14(a) Certification (Chief Executive Officer)

31.2	Rule 13a — 14(a)/15d — 14(a) Certification (Chief Financial Officer)

32	Section 1350 Certifications

101
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Condensed Notes to Unaudited Consolidated Interim Financial Statements.

SIGNATURES
In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
LegacyTexas Financial Group, Inc.
(Registrant)

Date:	October 24, 2017	By:	/s/ Kevin J. Hanigan
Kevin J. Hanigan,
President and Chief Executive Officer
(Duly Authorized Officer)

Date:	October 24, 2017	By:	/s/ J. Mays Davenport
J. Mays Davenport
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)