Form 10-K
period 2017-12-31
LegacyTexas Financial Group, Inc.
filed 2018-02-08
CIK 1487052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant was $1,785.9 million as of June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter. Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are “affiliates”.
There were issued and outstanding 48,199,611 shares of the Registrant’s common stock as of February 6, 2018.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of Form 10-K
Portions of the definitive Proxy Statement to be used in conjunction with the Registrant’s Annual Meeting of Shareholders to be held on May 21, 2018.	Part III

LEGACYTEXAS FINANCIAL GROUP, INC.
FORM 10-K
December 31, 2017

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
Regulators of the Bank are the Texas Department of Banking (“TDOB”) and the Board of Governors of the Federal Reserve System (“FRB”) with back-up oversight by the Federal Deposit Insurance Corporation ("FDIC.") The Bank is a Federal Reserve member bank required to have certain reserves and stock set by the FRB and a member of the Federal Home Loan Bank of Dallas, one of the 12 regional banks in the Federal Home Loan Bank System (“FHLB”). The Company is regulated by the FRB.
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

•Maintain sound asset quality
We believe that asset quality is a key to long-term financial success. We seek to maintain sound asset quality by moderating credit risk and adhering to prudent lending practices, which have historically resulted in low charge-off ratios. As we continue to grow and diversify our loan portfolio, we plan to adhere to sound credit management principles.
•Strategic capital deployment
We plan to maintain strong capital levels while increasing shareholder returns. Our current capital position provides us with the ability to pursue robust organic growth as well as acquisitions that will advance our business strategy.
Market Areas
We are headquartered in Plano, Texas, and currently operate 44 banking offices in the Dallas/Fort Worth Metroplex and surrounding counties. Based on the most recent branch deposit data provided by the FDIC (as of June 2017), we ranked first in deposit share in Collin County, with 18.60% of total deposits, and seventh in the Dallas/Fort Worth Metropolitan Statistical Area, with 2.46% of total deposits.
Our market area includes a diverse population of management, professional and sales personnel, office employees, manufacturing and transportation workers, service industry workers, government employees and self-employed individuals. The population includes a skilled work force with a wide range of education levels and ethnic backgrounds. Major employment sectors include transportation, financial services, health and social services, telecommunications, manufacturing, education, retail trades, and professional services. There are 22 companies headquartered in the Dallas/Fort Worth Metroplex which are on the 2017 Fortune 500 list, including Exxon Mobil, AT&T, American Airlines Group, Kimberly-Clark, Dr. Pepper Snapple Group, Texas Instruments, J.C. Penney, Dean Foods and Southwest Airlines.
For December 2017, the Dallas/Fort Worth Metroplex reported an unemployment rate (not seasonally adjusted) of 3.1%, compared to the national average of 3.9% (source is Bureau of Labor Statistics Local Area Unemployment Statistics Unemployment Rates for Metropolitan Areas, using the Dallas-Fort Worth-Arlington, Texas Metropolitan Statistical Area).

Lending Activities
The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and discounts and allowances for loan losses) as of the dates indicated.

	December 31,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Loans held for investment:
Commercial real estate	$3,019,339	45.41%	$2,670,455	44.03%	$2,177,543	42.98%	$1,265,868	48.07%	$1,091,200	53.23%
Commercial and industrial	2,093,307	31.48	1,971,160	32.50	1,612,669	31.83	781,824	29.69	439,430	21.43
Construction and land	277,864	4.18	294,894	4.86	269,708	5.32	21,298	0.81	30,247	1.48
Consumer real estate	1,213,434	18.25	1,074,923	17.72	936,757	18.49	524,199	19.90	441,226	21.53
Other consumer	45,506	0.68	53,991	0.89	69,830	1.38	40,491	1.53	47,799	2.33
Gross loans held for investment, excluding Warehouse Purchase Program	6,649,450	100.00%	6,065,423	100.00%	5,066,507	100.00%	2,633,680	100.00%	2,049,902	100.00%
Net of:
Deferred costs (fees) and discounts, net	6,380		(2,251)		(1,860)		(2,927)		(1,267)
Allowance for loan losses	(71,301)		(64,576)		(47,093)		(25,549)		(19,358)
Net loans held for investment, excluding Warehouse Purchase Program	6,584,529		5,998,596		5,017,554		2,605,204		2,029,277
Warehouse Purchase Program	1,154,588		1,055,341		1,043,719		786,416		673,470
Total loans held for investment, net	$7,739,117		$7,053,937		$6,061,273		$3,391,620		$2,702,747

Loans held for sale	$16,707		$21,279		$22,535		$—		$—

The following table shows the composition of our loan portfolio by fixed and adjustable rate as of the dates indicated.

	December 31,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed rate loans:
Commercial real estate	$1,829,829	27.52%	$1,638,656	27.02%	$1,188,884	23.47%	$728,168	27.65%	$564,312	27.53%
Commercial and industrial	241,897	3.64	212,456	3.50	664,057	13.11	67,592	2.57	76,002	3.70
Construction and land	58,575	0.88	57,287	0.94	85,099	1.68	5,764	0.22	8,948	0.44
Consumer real estate	657,876	9.89	589,051	9.71	508,295	10.03	337,109	12.80	326,122	15.91
Other consumer	37,888	0.57	45,942	0.76	58,259	1.15	32,257	1.22	38,705	1.89
Total fixed rate loans	2,826,065	42.50	2,543,392	41.93	2,504,594	49.44	1,170,890	44.46	1,014,089	49.47
Adjustable rate loans:
Commercial real estate	1,189,510	17.89	1,031,799	17.01	988,659	19.51	537,700	20.42	526,888	25.70
Commercial and industrial	1,851,410	27.84	1,758,704	29.00	948,612	18.72	714,232	27.12	363,428	17.73
Construction and land	219,289	3.30	237,607	3.92	184,609	3.64	15,534	0.59	21,299	1.04
Consumer real estate	555,558	8.36	485,872	8.01	428,462	8.46	187,090	7.10	115,104	5.62
Other consumer	7,618	0.11	8,049	0.13	11,571	0.23	8,234	0.31	9,094	0.44
Total adjustable rate loans	3,823,385	57.50	3,522,031	58.07	2,561,913	50.56	1,462,790	55.54	1,035,813	50.53
Gross loans held for investment, excluding Warehouse Purchase Program	6,649,450	100.00%	6,065,423	100.00%	5,066,507	100.00%	2,633,680	100.00%	2,049,902	100.00%
Net of:
Deferred costs (fees) and discounts, net	6,380		(2,251)		(1,860)		(2,927)		(1,267)
Allowance for loan losses	(71,301)		(64,576)		(47,093)		(25,549)		(19,358)
Net loans held for investment, excluding Warehouse Purchase Program	6,584,529		5,998,596		5,017,554		2,605,204		2,029,277

Warehouse Purchase Program:
Fixed rate loans	—	—%	—	—%	—	—%	4,147	0.53%	234	0.03%
Adjustable rate loans	1,154,588	100.00	1,055,341	100.00	1,043,719	100.00	782,269	99.47	673,236	99.97
Total Warehouse Purchase Program	1,154,588	100.00%	1,055,341	100.00%	1,043,719	100.00%	786,416	100.00%	673,470	100.00%

Loans held for investment, net	$7,739,117		$7,053,937		$6,061,273		$3,391,620		$2,702,747

Loans held for sale	$16,707		$21,279		$22,535		$—		$—

The following schedules illustrate the contractual maturity and repricing information for the commercial and industrial and the construction and land portions of our loan portfolio at December 31, 2017. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. Purchased credit impaired loans are reported at their contractual interest rate. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Due During Years Ending December 31,
(Dollars in thousands)	2018 [1]	2019 - 2022	2023 and following	Total
Commercial and industrial	$729,367	$1,276,549	$87,391	$2,093,307
Construction and land	210,857	39,337	27,670	277,864
1 Includes demand loans and loans having no stated maturity

(Dollars in thousands)	Maturities after One Year
Loans with fixed interest rates	$174,953
Loans with floating or adjustable interest rates	1,255,994
Lending Authority. Our Chief Credit Officer can approve cash secured loans up to $4.0 million, loans secured by other collateral up to $3.5 million and unsecured loans up to $2.0 million, while our Chief Executive Officer can approve cash secured loans up to $4.0 million, loans secured by other collateral up to $3.5 million and unsecured loans up to $3.0 million. The Senior Loan Committee has authority to approve loans over these signature authority amounts. At December 31, 2017, under federal regulation, the maximum amount we could lend to any one borrower and the borrower's related entities was approximately $216.9 million.
Commercial Real Estate Lending. The current focus of commercial real estate lending is direct relationships with investor-owned commercial projects primarily with experienced regional owners of three commercial product types: office, retail and multifamily. The office and retail secured projects are occupied by local, regional and national tenants, while the primarily Class B multifamily secured projects are occupied by individuals unlikely to become single family homeowners. Although we finance other project types (industrial, self-storage facilities, mixed use, etc.), these other projects do not constitute a significant concentration of the commercial real estate portfolio. Our commercial real estate projects are primarily located in Texas, with the majority of the projects being located in major metropolitan markets, such as Dallas, Fort Worth and Houston.
Our reliance on loan structures that emphasize upfront equity rather than back-end guaranty of payment provides multiple benefits to us, most driven by the lower initial loan balance. For example, the lower loan balance typically drives the initial loan to value ratio of each project well below regulatory requirements for commercial projects. This lower ratio also provides a cushion in case appraised values drop as a result of reduced occupancy, reduced cash flow, or increased capitalization rates. The low loan balance also aids in achieving a higher debt yield ratio (net operating income to loan amount), and a higher debt service coverage ratio (net operating income to debt service requirement), both important metrics for us. Escrows for taxes and insurance are typically maintained for loans in this portfolio, as well as funds for tenant improvement, leasing commissions, or capital expenditures as needed. Regular financial information is gathered so we can stay apprised of the financial status of the project. Although a guaranty of payment is not utilized on these transactions, we do require annual statements on the sponsors in order to ascertain liquidity and to identify other projects likely to cause financial hardship to our borrower.
This portfolio also includes a smaller portion of commercial real estate loans to owner occupied businesses. These loans are typically characterized by higher loan to value ratios than our other commercial real estate loans, but generally come with an unlimited guaranty of payment from the company owner(s). At December 31, 2017, the commercial real estate lending portfolio totaled $3.02 billion.
Commercial and Industrial Lending. Our commercial and industrial portfolio totaled $2.09 billion at December 31, 2017, with borrowers that are typically located in Texas, but often provide their products and services regionally or nationally. Loans are generally secured by a pledge of business assets such as accounts receivable, inventory, equipment, or vehicles, with the objective of reducing loan balances more quickly than the decline in useful life or value of the asset. The likelihood of loans being paid depends on the success of the business itself, and economic conditions can play a large role in the long-term viability of a company. We generally obtain personal guarantees for privately held companies.
Financial information on these borrowers is required at regular intervals, with company information required on monthly or quarterly terms, and annual personal financial statements required on owner/guarantors. Covenants are included in loan structure with the most common being leverage, liquidity and debt service covenants and generally include debt to tangible net worth or minimum tangible net worth, minimum current and liquidity ratios, and minimum Earnings Before Interest, Taxes, Depreciation, and Amortizations (EBITDA).
Energy loans, which are reported as commercial and industrial loans, totaled $531.7 million at December 31, 2017, representing approximately 8.0% of total loans held for investment (excluding Warehouse Purchase Program loans) and 25.4% of total commercial and industrial loans. In May 2013, we formed our Energy Finance group, which is comprised of a group of seasoned lenders, executives and credit risk professionals with more than 100 years of combined Texas energy experience, to focus on providing loans to private and public oil and gas companies throughout the United States. The group also offers the Bank's full array of commercial services, including Treasury Management and letters of credit, to its customers. Substantially all of the loans in the Energy portfolio are reserve based loans, secured by deeds of trust on properties containing proven oil and natural gas reserves. In addition to the reserve based energy loans, we have loans categorized as "Midstream and Other," which are typically related to the transmission of oil and natural gas and would only be indirectly impacted from declining commodity prices. At December 31, 2017, "Midstream and Other" loans had a total outstanding balance of $15.4 million. The energy lending portfolio continues to be an important part of our commercial business strategy.
Construction and Land Lending. The Company's 2015 merger with LegacyTexas Group, Inc. added a construction and land portfolio, which totaled $277.9 million at December 31, 2017. This portfolio is primarily made up of commercial entities constructing both commercial and residential projects in the Dallas Fort Worth area, totaling $250.2 million at December 31, 2017. Our requirements for commercial construction lending is predicated on dealing with reputable project developers, and financially capable contractors, on projects with good equity and significant pre-leasing. Requirements for builders of single family residential projects are similar, with additional controls over the amount of exposure to custom, speculative and model units being built, both financed by us and by competing institutions. Additionally, through the mortgage division acquired from LegacyTexas Group, Inc., we also originate one-time close residential construction loans to individuals for the construction and acquisition of personal residences. At December 31, 2017, we had $27.7 million in outstanding balances on residential construction loans to individuals, which generally provide for the payment of interest only during the construction phase, which is typically up to 12 months.
Consumer Real Estate Lending. Our consumer real estate lending portfolio, which totaled $1.21 billion at December 31, 2017, consists of one- to four-family real estate and home equity/home improvement loans. We primarily originate loans secured by first mortgages on owner-occupied, one- to four-family residences in our market area. All of the one- to four-family loans we originate are funded by us and either sold into the secondary market on a servicing released basis or retained in our portfolio. See “Loan Originations, Purchases, Sales, Repayments and Servicing” for more information. Sales of one- to four-family real estate loans can increase liquidity, provide funds for additional lending activities, and generate income. In 2017, we recognized $7.3 million in net gains on the sale of mortgage loans, which includes the gain recognized on $195.0 million of one- to four-family mortgage loans that were sold or committed for sale in 2017, fair value changes on mortgage derivatives and mortgage fees collected.
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
Other Consumer Lending. We offer a variety of secured and unsecured consumer loans, including new and used automobile loans, recreational vehicle loans and loans secured by savings deposits. We originate these loans primarily in our market areas. At December 31, 2017, our other consumer loan portfolio totaled $45.5 million.
Warehouse Purchase Program. The Warehouse Purchase Program, which we initiated in July 2008, allows unaffiliated mortgage originators to close one- to four-family real estate loans in their own name and manage their cash flow needs until the loans are sold to investors. Although not bound by any legally binding commitment, when a purchase decision is made, we purchase a 100% participation interest in the mortgage loans originated by our mortgage banking company customers. The mortgage banking company customer closes mortgage loans consistent with underwriting standards established by both the Bank and approved investors and, once all pertinent documents are received, the participation interest is delivered by the Bank to the investor selected by the originator and approved by us.
The unaffiliated mortgage originating customers are located across the U.S. and originate loans primarily through traditional retail and/ or wholesale business models. These customers are strategically targeted for their experienced management teams and thoroughly analyzed to ensure long-term and profitable business models. By using this approach, we believe that this type of lending carries a lower risk profile than other one- to four-family mortgage loans held for investment in our portfolio, due to the short-term nature (averaging less than 30 days) of the exposure and the additional strength offered by the mortgage originator sponsorship.
At December 31, 2017, Warehouse Purchase Program maximum aggregate outstanding purchases ranged in size from $2.0 million to $100.0 million. The maximum aggregate outstanding purchases are priced using a combined base rate and a risk premium set for both product type (Prime, Jumbo, etc.) and age of the loan. The typical maximum aggregate outstanding purchase facility includes the payment guaranty of company owners holding significant ownership positions, along with non-interest-bearing compensating balance deposits in line with the maximum aggregate outstanding purchase limit. Typical covenants include minimum tangible net worth, maximum leverage and minimum liquidity. As loans age, the Company requires loan curtailments to reduce our risk involving loans that are not purchased by investors on a timely basis.
At December 31, 2017, the Bank had 45 mortgage banking company customers with a maximum aggregate exposure of $1.90 billion and an actual aggregate outstanding balance of $1.15 billion. The average mortgage loan being purchased by the Bank reflects a blend of both Conforming and Government loan characteristics, including an average loan to value ratio (LTV) of 81%, an average credit score of 717 and an average loan size of $270,000. These characteristics illustrate the low risk profile of loans purchased under the Warehouse Purchase Program. To date, we have not experienced a loss on any Warehouse Purchase Program loan.
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
When a participation arrangement is unacceptable to the financial partner and a direct relationship with the borrower is the only structure acceptable, a syndication arrangement may be formed. In a syndication arrangement, the financial partner has a direct relationship with the borrower and has its own documents, with terms that mirror those of the other banks in the syndication group. Just like in a participation, the financial partner shares pro-rata in collateral, but because syndication partners are essentially equal in rights and responsibilities, there is usually a designated partner responsible for administering the flow of funds and information between the parties. The Bank has entered into the sale of both participations and syndications of loans to commercial real estate and commercial and industrial borrowers in an attempt to meet our borrowers' needs and stay within our own risk tolerances. During 2017, we sold $274.4 million in participations and syndications.
We have also entered into the purchase of both participation and syndication transactions as a means of assisting our financial partners who may have encountered excess loan exposure to their own borrowers. The rights and remedies of these purchases are essentially the same as outlined above for the sale of a participation or syndication. A participation purchased would give the Bank little to no access to our financial partner's borrower and we would have to accept the terms outlined and documents used for that borrower. During 2017, we purchased $226.3 million in participations and syndications.
We also sell whole residential real estate loans originated by our mortgage division to private investors, such as other banks and mortgage companies, generally subject to a provision for repurchase upon breach of representation, warranty or covenant. These loans are generally sold, on a servicing-released basis, for cash in amounts equal to the unpaid principal amount of the loans plus a servicing release premium. The sale amounts generally produce gains to us. In 2017, our mortgage division sold $199.7 million of residential real estate loans to investors.
Asset Quality
An accurate assessment of asset quality is essential to our long-term health. Failure to identify deterioration in our largest asset category, loans, could result in a shortfall of loan loss reserves needed for loans requiring charge-off, and a charge against capital would be required. Credit analysts, loan officers, and lending managers are charged with not only proper risk analysis before loans are made, but also after they are booked and performing as expected. The goal is to identify the proper risk status and take actions appropriate with that risk. We have a risk rating system and a loss reserve methodology for each category of loan that includes Pass, Special Mention, Substandard, Doubtful, and Loss. We also regularly engage the services of third party firms to perform an independent assessment of individual loan risk grades and the processes for risk identification.
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
Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at December 31, 2017. There were no past due Warehouse Purchase Program loans at December 31, 2017.

	Loans Delinquent For:						Total Loans Delinquent 30 Days or More
	30-89 Days			90 Days and Over
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)
Commercial real estate	4	$9,414	0.31%	1	$250	0.01%	5	$9,664	0.32%
Commercial and industrial	20	1,202	0.06	6	7,350	0.35	26	8,552	0.41
Construction and land	4	9,354	3.37	—	—	—	4	9,354	3.37
Consumer real estate	165	19,364	1.60	13	1,367	0.11	178	20,731	1.71
Other consumer	45	925	2.03	1	2	—	46	927	2.03
Total loans	238	$40,259	0.61%	21	$8,969	0.13%	259	$49,228	0.74%
Non-performing Assets. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio. Loans are placed on nonaccrual status when the collection of principal and/or interest becomes doubtful or other factors involving the loan warrant placing the loan on nonaccrual status. Loans that are past due 30 days or greater are considered delinquent. Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Consumer loans are typically charged off no later than 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. At December 31, 2017, we had $82.6 million in nonaccrual loans that were not past due, but where the collection of all principal and interest is considered doubtful.
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
Troubled debt restructurings, also referred to as "TDRs" herein, which are accounted for under Accounting Standards Codification ("ASC") 310-40, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a below market interest rate, a reduction in principal, or a longer term to maturity. All TDRs are initially classified as nonaccrual loans, regardless of whether the loan was performing at the time it was restructured. Once a TDR has performed according to its modified terms for six months and the collection of future principal and interest under the revised terms is deemed probable, the Bank will consider placing the loan back on accrual status. At December 31, 2017, we had $18.1 million in TDRs, of which $768,000 were accruing interest and $17.3 million were classified as nonaccrual.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Nonaccrual loans: [1]
Commercial real estate	$4,134	$5,195	$11,418	$6,703	$7,604
Commercial and industrial	84,003	86,664	16,877	5,778	5,141
Construction and land	—	11,385	33	149	—
Consumer real estate	6,190	7,987	9,781	10,591	8,812
Other consumer	76	158	107	286	567
Total non-performing loans	94,403	111,389	38,216	23,507	22,124

Foreclosed assets:
Commercial real estate	6,694	10,638	4,784	551	102
Construction and land	859	194	1,802	—	172
Consumer real estate	192	—	106	—	204
Other consumer	687	6	—	—	2
Total foreclosed assets	8,432	10,838	6,692	551	480
Total non-performing assets	$102,835	$122,227	$44,908	$24,058	$22,604

Total non-performing assets as a percentage of total assets [2]	1.13%	1.46%	0.58%	0.58%	0.64%
Total non-performing loans as a percentage of total loans held for investment, excluding Warehouse Purchase Program loans [2]	1.42%	1.84%	0.75%	0.89%	1.08%

Performing troubled debt restructurings:
Commercial real estate	$145	$154	$161	$702	$—
Commercial and industrial	2	—	30	153	185
Construction and land	—	—	—	—	2
Consumer real estate	600	269	368	204	737
Other consumer	21	31	46	39	47
Total	$768	$454	$605	$1,098	$971

[1]	There were no non-performing or TDR warehouse lines of credit or Warehouse Purchase Program loans for the periods presented.

[2]
Purchased credit impaired (PCI) loans, which were acquired in 2012 through the Highlands Bancshares, Inc. ("Highlands") acquisition and in 2015 through the LegacyTexas acquisition, are not considered non-performing loans, and therefore are not included in the numerator of the non-performing loans to total loans ratio, but are included in total loans, which is reflected in the denominator. Loans past due over 90 days that were still accruing interest totaled $0, $141,000, $111,000, $612,000 and $266,000 for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively, and consisted entirely of PCI loans.

For the year ended December 31, 2017, gross interest income which would have been recorded had the nonaccrual loans been current in accordance with their original terms throughout the entire year amounted to $4.2 million. No interest income on these loans was recorded for the year ended December 31, 2017.
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
We regularly review the problem assets in our portfolio to determine the appropriate classification. The aggregate amount of classified assets at the dates indicated was as follows:

	At December 31,
	2017	2016
	(Dollars in thousands)
Doubtful	$1,134	$2,880
Substandard	112,632	136,815
Total classified loans	113,766	139,695
Foreclosed assets	8,432	10,838
Total classified assets	$122,198	$150,533

Classified assets as a percentage of equity	12.73%	17.00%
Classified assets as a percentage of assets	1.34	1.80
Classified assets as a percentage of total loans held for investment, excluding Warehouse Purchase Program loans	1.84	2.48
Substandard loans at December 31, 2017 decreased by $24.2 million from December 31, 2016, which was primarily related to the resolution of an $11.5 million construction and land relationship with a residential home builder. After various lots and completed homes were liquidated by the borrower, the Company foreclosed on the remaining partially completed homes in the 2017 period. Additionally, in 2017, substandard loans declined by $7.3 million due to the resolution of an $11.4 million relationship with a borrower within the corporate healthcare finance portfolio. When establishing our allowance for loan losses, all portfolio and general economic factors are considered, including the level of criticized assets and the level of commodity prices. Please see “Comparison of Financial Condition at December 31, 2017, and December 31, 2016 — Allowance for Loan Losses” contained in Item 7 of this report for more information.
We had $15.4 million of potential problem loans at December 31, 2017, considered "other loans of concern," that are currently performing and do not meet the criteria for impairment, but where there is the distinct possibility that we could sustain some loss if credit deficiencies are not corrected. These possible credit problems may result in the future inclusion of these loans in the non-performing asset categories and were classified as "substandard" but were still accruing interest and were not considered impaired at December 31, 2017 (excluding PCI loans). Other loans of concern, which were performing at December 31, 2017, have been considered in management's analysis of potential loan losses.
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
At December 31, 2017, $91.2 million in loans were individually impaired, with $10.5 million of the allowance for loan losses allocated to impaired loans at period-end (these figures do not include PCI loans). Please see “Comparison of Financial Condition at December 31, 2017, and December 31, 2016 — Loans” contained in Item 7 and Note 5 of the Notes to Consolidated Financial Statements contained in Item 8 of this report for more information.
At December 31, 2017, our allowance for loan losses was $71.3 million, or 1.07% of total loans held for investment, excluding the Warehouse Purchase Program loans. Assessing the allowance for loan losses is inherently subjective, as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, reflects estimated credit losses in our loan portfolio. See Notes 1 and 5 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.
Our banking regulators periodically review our allowance for loan losses. These entities may require us to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their review. Any increase in our allowance for loan losses or loan charge‑offs as required by these authorities may have a material adverse effect on our financial condition and results of operations. Further, the Financial Accounting Standards Board has adopted a new accounting standard that will be effective for our fiscal year beginning on January 1, 2020. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses. It may also result in even small changes to future forecasts having a significant impact on the allowance, which could make the allowance more volatile, and regulators may impose additional capital buffers to absorb this volatility.

The following table sets forth an analysis of our allowance for loan losses.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$64,576	$47,093	$25,549	$19,358	$18,051
Charge-offs:[1]
Commercial real estate	16	79	167	—	806
Commercial and industrial	32,846	7,746	3,129	568	607
Construction and land	418	—	—	51	31
Consumer real estate	96	107	321	237	416
Other consumer	1,366	927	1,090	605	621
Total charge-offs	34,742	8,859	4,707	1,461	2,481
Recoveries:[1]
Commercial real estate	205	21	29	435	—
Commercial and industrial	405	472	246	94	124
Construction and land	75	—	—	1	—
Consumer real estate	42	109	85	38	77
Other consumer	640	340	426	363	388
Total recoveries	1,367	942	786	931	589
Net charge-offs	33,375	7,917	3,921	530	1,892
Provision expense	40,100	25,400	25,465	6,721	3,199
Balance at end of period	$71,301	$64,576	$47,093	$25,549	$19,358
Ratio of net charge-offs during the period to
average loans outstanding during the period	0.46%	0.12%	0.08%	0.02%	0.08%
Ratio of net charge-offs during the period to
average non-performing assets	29.66%	9.47%	11.37%	2.27%	7.32%
Allowance as a percentage of non-performing loans[2]	75.53%	57.97%	123.23%	108.69%	87.50%
Allowance as a percentage of total loans, excluding
Warehouse Purchase Program (end of period) [2]	1.07%	1.06%	0.93%	0.97%	0.94%

[1]	There was no net charge-off activity on Warehouse Purchase Program loans during the periods presented.

[2]
PCI loans, which were acquired in 2012 through the Highlands acquisition and in 2015 through the LegacyTexas acquisition, are not considered non-performing loans, and therefore are not included in the numerator of the non-performing loans to total loans ratio, but are included in total loans, which is reflected in the denominator. PCI loans had a carrying value of $3.6 million, $7.0 million, $12.0 million, $6.6 million and $7.4 million for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

The distribution of our allowance for losses on loans at the dates indicated is summarized below.

	December 31,
	2017		2016		2015		2014		2013
	Allocated Allowance	% [1]	Allocated Allowance	% [1]	Allocated Allowance	% [1]	Allocated Allowance	% [1]	Allocated Allowance	% [1]
	(Dollars in thousands)
Commercial real estate	$21,587	45.41%	$18,303	44.03%	$14,123	42.98%	$11,830	48.07%	$10,944	53.23%
Commercial and industrial	39,005	31.48	35,464	32.50	24,975	31.83	9,068	29.69	4,536	21.43
Construction and land	4,644	4.18	5,075	4.86	3,013	5.32	174	0.81	212	1.48
Consumer real estate	4,838	18.25	4,484	17.72	3,992	18.49	4,069	19.90	3,280	21.53
Other consumer	1,227	0.68	1,250	0.89	990	1.38	408	1.53	386	2.33
Total	$71,301	100.00%	$64,576	100.00%	$47,093	100.00%	$25,549	100.00%	$19,358	100.00%
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
The Chief Financial Officer delegates the basic responsibility for the management of our investment portfolio to the Vice President/Assistant Treasurer, subject to the direction and guidance of the Asset/Liability Management Committee. The Vice President/Assistant Treasurer considers various factors when making decisions, including the marketability, duration, maturity and tax consequences of the proposed investment. The amount, mix, and maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.
The general objectives of our investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to optimize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. Our investment securities currently consist primarily of agency collateralized mortgage obligations, agency mortgage-backed securities, Small Business Administration securitized loan pools consisting of only the U.S. government guaranteed portion, and Texas entity municipal bonds. These securities are of industry investment grade and possess acceptable credit risk. For more information, please see Note 4 of the Notes to Consolidated Financial Statements contained in Item 8 of this report and “Asset/Liability Management” contained in Item 7A of this report. We also have restricted securities, which totaled $64.8 million at December 31, 2017 and primarily consisted of Federal Home Loan Bank stock and Federal Reserve stock and is carried on the balance sheet at cost.

The following table sets forth the composition of our securities portfolio and other investments at the dates indicated. At December 31, 2017, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies or United States Government Sponsored Enterprises.

	December 31,
	2017		2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale:
Agency residential mortgage-backed securities	$191,216	$189,466	$220,744	$218,551	$224,582	$223,848
Agency commercial mortgage-backed securities	9,360	9,235	9,422	9,347	9,483	9,417
Agency collateralized mortgage obligations	187,637	184,216	87,959	86,529	22,430	22,314
US government and agency securities	1,590	1,671	2,150	2,251	14,906	15,054
Municipal bonds	35,196	35,129	38,417	37,837	40,512	41,075
Total available for sale	424,999	419,717	358,692	354,515	311,913	311,708

Held to maturity:
Agency residential mortgage-backed securities	57,334	57,304	74,881	75,211	87,935	89,488
Agency commercial mortgage-backed securities	27,435	27,926	28,023	28,693	24,848	25,697
Agency collateralized mortgage obligations	27,112	27,278	40,707	41,371	59,174	60,206
Municipal bonds	61,628	62,418	66,776	67,706	68,476	71,811
Total held to maturity	173,509	174,926	210,387	212,981	240,433	247,202
Total investment securities	598,508	594,643	569,079	567,496	552,346	558,910
FHLB stock and other restricted securities, at cost	64,790	64,790	43,266	43,266	63,075	63,075
Total securities	$663,298	$659,433	$612,345	$610,762	$615,421	$621,985

The composition and contractual maturities of the investment securities portfolio as of December 31, 2017, excluding FHLB stock and other restricted securities, are indicated in the following table. Prepayment options exist for the US government and agency securities, agency collateralized mortgage obligations and agency mortgage-backed securities. In addition, many of the municipal bonds are callable prior to maturity. The weighted average yield is prospective and based on amortized cost.

	1 year or less		After 1 to 5 years		After 5 to 10 years		After 10 years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)
Available for sale:
Agency residential mortgage-backed securities	$—	—%	$9,682	1.26%	$47,511	1.89%	$134,023	2.11%	$191,216	2.01%	$189,466
Agency commercial mortgage-backed securities	—	—	9,360	1.86	—	—	—	—	9,360	1.86	9,235
Agency residential collateralized mortgage obligations	—	—	—	—	8,055	2.43	179,582	2.39	187,637	2.39	184,216
US government and agency securities	90	2.12	—	—	1,500	3.37	—	—	1,590	3.30	1,671
Municipal bonds	1,436	1.40	12,843	2.21	15,163	2.61	5,754	2.94	35,196	2.47	35,129
Total available for sale	1,526	1.44	31,885	1.82	72,229	2.14	319,359	2.28	424,999	2.22	419,717

Held to maturity:
Agency residential mortgage-backed securities	98	4.05	11,105	2.87	21,973	2.78	24,158	2.17	57,334	2.54	57,304
Agency commercial mortgage-backed securities	—	—	14,574	3.12	12,861	2.49	—	—	27,435	2.82	27,926
Agency residential collateralized mortgage obligations	96	3.61	1,336	4.26	25,311	2.82	369	(2.56)	27,112	2.82	27,278
Municipal bonds	1,365	5.26	10,699	5.37	44,059	4.72	5,505	3.64	61,628	4.75	62,418
Total held to maturity	1,559	5.08	37,714	3.73	104,204	3.57	30,032	2.39	173,509	3.42	174,926
Total investment securities	$3,085	3.28%	$69,599	2.85%	$176,433	2.99%	$349,391	2.29%	$598,508	2.56%	$594,643

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
We have historically been an active bidder for public fund deposits within the state of Texas. This strategy has been refined to one which will seek to attract future public funds primarily in the direct markets that we serve and only at rates that are consistent with our strategy of providing a low cost source of core funding for the Bank. At December 31, 2017 and 2016, our public fund deposits totaled $972.2 million and $1.00 billion, respectively. At December 31, 2017, $757.5 million of the $972.2 million in public funds were time deposits, $212.2 million of such time deposits had a maturity date over 12 months. Additionally, public funds at December 31, 2017 included $121.1 million in money market, $87.4 million in interest-bearing demand and $6.2 million in non-interest-bearing demand deposits.
We provide an avenue for large depositors to maintain full FDIC insurance coverage for all deposits up to $50 million or $75 million, depending on product. Under an agreement with Promontory Interfinancial Network, we participate in the Certificate of Deposit Account Registry Service (CDARS®) and the Insured Cash Sweep (ICS) money market product. These are deposit-matching programs which distribute excess balances on deposit with the Bank across other participating banks. In return, those participating financial institutions place their excess customer deposits with the Bank in a reciprocal amount. These products are designed to enhance our ability to attract and retain customers and increase deposits by providing additional FDIC insurance for large deposits. We also participate in the ICS One-Way Buy program, which allows the Bank to buy cost-effective wholesale funding on customizable terms. Due to the nature of the placement of the funds, CDARS® and ICS deposits are classified as “brokered deposits” by regulatory agencies. At December 31, 2017 and 2016, we had $400.7 million and $355.5 million, respectively, in aggregate CDARS® and ICS deposits.
The following table sets forth the dollar amount of deposits in the various types of deposit programs offered at the dates indicated.

	December 31,
	2017		2016		2015
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Transaction and Savings Deposits:
Non-interest-bearing demand	$1,635,622	24.17%	$1,383,951	21.74%	$1,170,272	22.38%
Interest-bearing demand	1,029,375	15.21	903,314	14.19	819,350	15.68
Savings and money market	2,735,296	40.42	2,710,307	42.58	2,209,698	42.28
Total non-certificates	5,400,293	79.80	4,997,572	78.51	4,199,320	80.34
Certificates:
0.00-1.99%	1,299,530	19.20	1,356,657	21.31	1,006,050	19.25
2.00-3.99%	67,860	1.00	11,226	0.18	21,317	0.41
4.00-5.99%	—	—	21	—	20	—
6.00% and over	—	—	—	—	4	—
Total certificates	1,367,390	20.20	1,367,904	21.49	1,027,391	19.66

Total deposits	$6,767,683	100.00%	$6,365,476	100.00%	$5,226,711	100.00%

The following table shows rate and maturity information for our certificates of deposit at December 31, 2017.

	0.00-1.99%	2.00-3.99%	Total	Percent of Total
	(Dollars in thousands)
Certificates maturing in quarter ending:
March 31, 2018	$243,772	$—	$243,772	17.83%
June 30, 2018	236,304	33	236,337	17.28
September 30, 2018	236,566	1	236,567	17.30
December 31, 2018	143,426	—	143,426	10.49
March 31, 2019	178,083	—	178,083	13.02
June 30, 2019	96,076	34,026	130,102	9.52
September 30, 2019	43,763	4,000	47,763	3.49
December 31, 2019	16,589	11,150	27,739	2.03
Thereafter	104,951	18,650	123,601	9.04
Total	$1,299,530	$67,860	$1,367,390	100.00%

Percent of Total	95.04%	4.96%	100.00%

The following table indicates the amount of our certificates of deposit by time remaining until maturity as of December 31, 2017.

	Maturity
	3 Months or less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(Dollars in thousands)
Certificates less than $100,000	$23,975	$23,378	$30,527	$49,782	$127,662
Certificates of $100,000 or more	65,640	89,104	82,163	245,323	482,230
Public funds¹	154,157	123,855	267,303	212,183	757,498
Total certificates	$243,772	$236,337	$379,993	$507,288	$1,367,390
1Deposits from governmental and other public entities

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
We may obtain advances from the FHLB of Dallas upon the security of certain loans and securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2017, we had $1.04 billion in FHLB advances outstanding and the ability to borrow an additional $2.08 billion. In addition to FHLB advances, we may also use the discount window at the FRB or fed funds purchased from correspondent banks as a source of short-term funding. We did not have an outstanding balance with the FRB discount window or fed funds purchased from correspondent banks at December 31, 2017. See Note 11 of the Notes to Consolidated Financial Statements contained in Item 8 of this report for more information about our borrowings.
The following table sets forth the maximum month-end balance and daily average balance of FHLB advances, repurchase agreements, subordinated debt and other borrowings for the periods indicated.

	Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Maximum balance:
FHLB advances	$1,151,682	$1,609,438	$1,439,904
Repurchase agreements	87,607	86,691	89,772
Subordinated debt and other borrowings	134,522	134,103	85,290
Average balance outstanding:
FHLB advances	$881,279	$1,113,550	$914,077
Repurchase agreements	76,974	69,153	75,271
Subordinated debt and other borrowings	134,294	104,639	24,931
The following table sets forth certain information as to FHLB advances, repurchase agreements, subordinated debt and other borrowings at the dates indicated.

	At December 31,
	2017	2016	2015
	(Dollars in thousands)
FHLB advances at end of period	$1,043,163	$833,682	$1,439,904
Repurchase agreements at end of period	84,676	86,691	83,269
Subordinated debt and other borrowings at end of period	134,522	134,032	84,992
Weighted average rate of FHLB advances during the period	1.10%	0.64%	0.72%
Weighted average rate of FHLB advances at end of period	1.51%	0.71%	0.51%
Weighted average rate of repurchase agreements during the period	1.64%	1.22%	1.18%
Weighted average rate of repurchase agreements at end of period	1.73%	0.98%	1.08%
Weighted average rate of subordinated debt and other borrowings during the period	5.82%	5.77%	4.21%
Weighted average rate of subordinated debt and other borrowings at end of period	5.26%	5.20%	4.95%

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
Regulators of the Bank are the TDOB and the FRB with back-up oversight by the FDIC. The Bank is required by the FRB to maintain a certain level of reserves and to own stock issued by the Federal Reserve Bank of Dallas. The Bank is a member of the Federal Home Loan Bank of Dallas, one of the 12 regional banks in the Federal Home Loan Bank System.
The Company. The Company is a bank holding company which has elected to be and qualified as a financial holding company; accordingly it is required to register and file reports with the FRB and is subject to regulation and examination by the FRB, including requirements that the Company serve as a source of financial and managerial strength for its FDIC-insured subsidiaries, particularly when such a subsidiary is in financial distress. In addition, the FRB has enforcement authority over the Company and any of its non-bank subsidiaries. The Company’s direct activities and those of its non-bank subsidiaries are subject to FRB regulation and generally must be closely related to banking, as determined by the FRB. The Company must obtain FRB approval to acquire substantially all the assets of another bank or bank holding company or to merge with another bank holding company. In addition, the Company must obtain FRB authorization to control more than 5% of the shares of any other bank or bank holding company and may not own more than 5% of any other entity engaged in activities not permitted for the Company. The FRB imposes capital requirements on the Company. See “- Regulatory Capital Requirements” below.

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
The Bank is also regulated by the TDOB, whose authority to regulate, examine and supervise the bank is generally the same as that of the FRB described above. As a Texas-chartered bank, the Bank has the powers provided under Texas law, which are generally at least as broad as those of a national bank. The Bank is subject to assessments by the TDOB. In 2017, the Bank’s assessments from the TDOB totaled $676,000.
FDIC Regulation and Insurance of Accounts. Deposits are insured up to applicable limits by the FDIC, and such insurance is backed by the full faith and credit of the United States Government. The basic deposit insurance level is generally $250,000, as specified in FDIC regulations. The Bank's deposit insurance premiums for the year ended December 31, 2017 were $3.9 million.
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
The FDIC may conduct examinations and some supervision of, require reporting by and exercise back-up enforcement authority over FDIC-insured institutions. It also may prohibit an institution from engaging in any activity that it determines by regulation or order to pose a serious risk to the deposit insurance fund and may terminate the Bank's deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.
Regulatory Capital Requirements. Effective January 1, 2015 (with some changes transitioned into full effectiveness over a number of years), the Company and the Bank became subject to new capital regulations adopted by the FRB and the other federal banking agencies, which created a new required ratio for common equity Tier 1 (“CET1”) capital, increased the minimum leverage and Tier 1 capital ratios, changed the risk-weightings of certain assets for purposes of the risk-based capital ratios, created an additional capital conservation buffer over the required capital ratios, and changed what qualifies as capital for purposes of meeting the capital requirements.
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
A number of changes in what constitutes regulatory capital compared to the rules in effect prior to January 1, 2015 are subject to transition periods.  These changes include the phasing-out of certain instruments as qualifying capital.  Mortgage servicing rights and deferred tax assets over designated percentages of CET1 are deducted from capital.  In addition, Tier 1 capital includes AOCI, which includes all unrealized gains and losses on available for sale debt and equity securities.  However, because of our asset size, we were eligible for the permanent one-time option to exclude unrealized gains and losses on available for sale debt and equity securities in our capital calculations.  We elected this option.
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
In addition to the minimum CET1, Tier 1 and total risk-based capital ratios, the Company and the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  The capital conservation buffer requirement became effective on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets was required, which increases each year until the buffer requirement is fully implemented on January 1, 2019.
Under the FRB’s prompt corrective action standards, in order to be considered well-capitalized, the Bank must have a ratio of CET1 capital to risk-weighted assets of 6.5%, a ratio of Tier 1 capital to risk-weighted assets of 8%, a ratio of total capital to risk-weighted assets of 10%, and a leverage ratio of 5%; and must not be subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. In order to be considered adequately capitalized, an institution must have the minimum capital ratios described above. As of December 31, 2017, the Bank was “well-capitalized.” An institution that is not well-capitalized is subject to certain restrictions on brokered deposits and interest rates on deposits.
The federal banking regulators are required to take prompt corrective action if an institution fails to qualify as at least adequately capitalized.  All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to fail the requirements to qualify as adequately capitalized.  An institution that is not at least adequately capitalized is: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan (including certain guarantees by any company controlling the institution) within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of business. Additional restrictions and appointment of a receiver or conservator, can apply, depending on the institution's capital level.  The FRB has jurisdiction over the Bank for purposes of prompt corrective action.  When the FDIC as receiver liquidates an institution, the claims of depositors and the FDIC as their successor (for deposits covered by FDIC insurance) have priority over other unsecured claims against the institution, including claims of stockholders.
The federal banking agencies take into consideration concentrations of credit risk and risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital, which is evaluated through examinations. Under their regulations, the federal banking agencies also consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank's capital adequacy. The banking agencies have issued guidance on evaluating interest rate risk.
The capital regulations for bank holding companies parallel the capital regulations for banks.  To be considered "well capitalized," a bank holding company must have, on a consolidated basis, a total risk-based capital ratio of 10.0% or greater and a Tier 1 risk-based capital ratio of 6.0% or greater and must not be subject to an individual order, directive or agreement under which the FRB requires it to maintain a specific capital level.  As of December 31, 2017, the Company was "well capitalized." For information on the Company’s regulatory capital ratios, see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources.” We believe that the Company and the Bank will remain well-capitalized under the new capital rules, and will meet the capital conservation buffer requirement.
Limitations on Dividends and Other Capital Distributions. On an ongoing basis, the Company’s major source of funds consists of dividends or capital distributions from our wholly owned bank subsidiary, as well as $125.0 million of fixed-to-floating rate subordinated notes issued by the Company. The ability of a subsidiary bank to pay dividends depends on its earnings and capital levels and may be limited by its regulators' directives or orders. A bank generally must obtain regulatory approval of a dividend if the total dividends declared during the current year, including the proposed dividend, exceed net income for the current year and retained net income for the prior two years. It has been the Bank’s policy to maintain a strong capital position, so in times of financial or economic distress the Bank will be less likely to pay dividends to the Company. Our banking subsidiary's net income for the two years ended December 31, 2017 totaled $199.9 million and the amount paid to the Company during that two year period totaled $35.0 million. See Note 16 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.
The ability of the Company to pay dividends to its stockholders is dependent on the receipt of dividends from its bank subsidiary. Under Maryland law, the Company cannot pay cash dividends if it would render the Company unable to pay its debts (unless they are paid from recent earnings) or become insolvent.
The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB’s view that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, a bank holding company may be prohibited from paying any dividends if the holding company’s bank subsidiary is not adequately capitalized. See “Regulatory Capital Requirements” above regarding restrictions on payment of dividends by the Company and the Bank in the event of an inadequate capital conservation buffer.
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
Subsidiary and Other Activities
LegacyTexas Bank is authorized to invest in various types of subsidiaries. At December 31, 2017, the Bank operated one subsidiary, LegacyTexas Title Co.
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
Executive Officers of the Company
Officers are elected annually to serve for a one year term. As of the date of this report, our executive officers were as follows:
Kevin J. Hanigan. Mr. Hanigan, age 61, is a Director and the Chief Executive Officer of the Company and the Bank, positions he has held since the completion of the Highlands Bank acquisition with and into the Company in April 2012. Prior to joining the Company, Mr. Hanigan was the Chairman and Chief Executive Officer of Highlands Bank, serving in those roles since 2010. Prior to joining Highlands Bank, Mr. Hanigan was employed by Guaranty Bank starting in 1996, serving in numerous capacities including Chief Lending Officer, Executive in charge of Retail Banking, and finally as Chairman and Chief Executive Officer of Guaranty Bank and its parent company, Guaranty Financial Group, Inc. Mr. Hanigan began his career with Bank of the Southwest in Houston in June 1980. Mr. Hanigan earned his undergraduate degree and Master of

Business Administration from Arizona State University. With over 37 years of experience working in the banking industry in Texas and serving as chief executive officer of several institutions, Mr. Hanigan brings outstanding leadership skills and a deep understanding of the local banking market and issues facing the banking industry.
Scott A. Almy. Mr. Almy, age 51, serves as Executive Vice President, Chief Operating Officer, Chief Risk Officer and General Counsel of the Company and the Bank, where he oversees the credit, loan administration, risk, compliance, audit, information technology, human resources and legal functions of the Company. He has more than 25 years of bank regulatory expertise. Prior to joining the Company in July 2012, Mr. Almy was the managing member of a private law firm in Dallas, where he focused on regulatory and transactional matters affecting banks, bank holding companies and other financial firms. Prior to that, he spent 15 years at Guaranty Financial Group, Inc. serving as general counsel and secretary for the company and its subsidiary, Guaranty Bank. Mr. Almy holds a J.D. from the Texas Tech University School of Law and a B.B.A. from Texas A&M University. He also completed the Executive Education Program in Advanced Risk Management at the Wharton School, University of Pennsylvania.
J. Mays Davenport. Mr. Davenport, age 49, serves as Executive Vice President and Chief Financial Officer of the Company and the Bank, positions he has held since the completion of the merger with LegacyTexas Group, Inc. in January 2015. Mr. Davenport oversees the Finance and Treasury functions of the Company, and also serves as a Director of LegacyTexas Title. Prior to joining the Company, Mr. Davenport served as Executive Vice President of the wholly owned subsidiary of LegacyTexas Group, Inc. since December 2004. Mr. Davenport is a licensed Certified Public Accountant in the State of Texas and has been serving the Texas banking community for over twenty years, including fourteen years in the practice of public accountancy with Arthur Andersen, Grant Thornton, Fisk & Robinson and RSM McGladrey LLP. Mr. Davenport is a Magna Cum Laude graduate of Texas A&M University with a B.B.A. in Finance and Accounting.
Charles D. Eikenberg. Mr. Eikenberg, age 63, serves as Executive Vice President of Community Banking for the Company and the Bank, where he oversees the community banking, administrative operations and marketing functions of the Company. He has over 35 years of experience as a Texas banker, primarily focused on consumer and retail banking. Mr. Eikenberg joined the Company as head of Community Banking in 2012 when the Company merged with Highlands Bank, where he served as Chief Retail Officer. Prior to joining Highlands, Mr. Eikenberg served as Senior Executive Vice President, Retail Banking at Guaranty Bank from 2006 to 2010. Prior to Guaranty he was with Bank One/Chase since 1990, serving in numerous senior positions for retail credit, investments and branch distribution. Mr. Eikenberg holds an M.B.A. from the University of Houston and a Bachelors Degree from Baylor University.
Thomas S. Swiley. Mr. Swiley, age 68, has served as Executive Vice President and Chief Lending Officer of the Company and the Bank since July 2012. Mr. Swiley oversees the Corporate Banking, Commercial Banking, Entrepreneurial Banking, Commercial Real Estate and Warehouse Lending Divisions of the Company, along with the Treasury Management Sales function. Mr. Swiley's extensive Texas banking career spans over thirty-five years, and includes six years as President, and President and Chief Operating Officer of Bank of Texas, N.A. He has also held various executive positions with other commercial banks, primarily with Bank of America and its predecessors. Mr. Swiley holds both a M.B.A. and B.B.A. from Southern Methodist University and is also a graduate of the Southwestern Graduate School of Banking.
Kevin Hanigan, Scott Almy and Charles Eikenberg all served as executive officers of Guaranty Bank and its holding company, Guaranty Financial Group, Inc., which filed for bankruptcy in August 2009.
Employees
At December 31, 2017, we had a total of 836 full-time employees and 33 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.
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
Substantially all of our loans are located in the state of Texas. Our financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, declines in oil and gas prices, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events. Decreases in real estate values in the state of Texas could adversely affect the value of property used as collateral for some of our loans. As a result, the market value of the real estate underlying the loans may not, at any given time, be sufficient to satisfy the outstanding principal amount of the loans. In the event that we are required to foreclose on a property securing a loan, we may not recover funds in an amount equal to the remaining loan balance. Consequently, we would sustain loan losses and potentially incur a higher provision for credit losses, which would have an adverse impact on earnings. In addition, if oil prices were to experience a sustained decline, jobs related to the exploration, production and delivery of oil and gas may decline. Adverse changes in the Texas economy may have a negative effect on the ability of borrowers to make timely repayments of their loans, which would also have an adverse impact on earnings.
Our loan portfolio, and specifically our energy lending portfolio, could be impacted by declines in the prices of oil and natural gas, as well as other factors.
Reserve-based energy loans, which are reported as commercial and industrial loans, totaled $531.7 million at December 31, 2017, representing approximately 8.0% of total loans (excluding Warehouse Purchase Program loans). As a result, the factors that impact the energy sector will have a greater effect on us than on more broadly diversified financial institutions. Companies with exposure to the energy sector, whether directly or indirectly, are subject to volatile fluctuations in price and supply of oil and gas, and can be impacted by governmental regulations, international politics and conflicts, including the lifting or imposition of sanctions on Iran, Russia or other oil producing countries, hostilities in the Middle East, terrorist attacks, the success of exploration projects, reduced demand as a result of increases in energy efficiency and energy conservation, natural disasters, clean-up and litigation costs associated with environmental damage and extensive regulation.
Although the vast majority of the loans in the Energy portfolio are reserve based loans, secured by deeds of trust on properties containing both oil and natural gas reserves, approximately $15.4 million of the loans managed by the Energy Finance group are not secured by oil and gas reserves and are categorized as “Midstream and Other” loans. Loans in this category are typically related to the transmission of oil and natural gas and would only be indirectly impacted from declining commodity prices. Reserve based loans are typically less sensitive to declines in commodity prices than loans to companies that service the oil and gas industry, because once production is initiated in a well, it is generally not halted until reserves are gone, whereas companies that service the energy industry typically feel an immediate impact to large drops in oil prices since drilling and exploration is slowed immediately. With reserve based loans, the value of our collateral decreases as oil and natural gas prices decline.

In the fourth quarter of 2015, the Company increased qualitative reserve factors applied to the energy loan portfolio due to the impact of pressure on the price of oil, and the Company has continued to apply elevated reserve amounts to the energy portfolio through 2016 and 2017 due to sustained economic and regulatory uncertainty surrounding energy loans. The allowance for loan losses allocated to energy loans at December 31, 2017 totaled $20.7 million, up $1.5 million from $19.2 million at December 31, 2016. During 2017, in an effort to reduce world supply and increase oil and gas prices, members of the Organization of Petroleum Exporting Countries’ ("OPEC") and several other oil producing nations agreed to limit oil production and have indicated an intention to continue these efforts in 2018; however, there are no assurances that setting these types of production caps will support higher prices for oil and gas or that actual production will be limited. Previous agreements have been broken by nations and there is no firm mechanism for enforcement. In addition, those efforts by OPEC and other oil producing nations to reduce demand have been blunted by a massive boom in production by U.S. shale operators, who have become much more efficient. Sustained low oil and gas prices, or further declines in oil and gas pricing, could lead to additional risk rating downgrades, loan loss reserves, or losses.
Further, the economy in Texas as a whole could be negatively impacted if there are a high number of jobs lost related to a decline in oil production in the state, or if the impact of lower oil prices negatively affect other industries. Major regulatory shifts, such as those that may result as a consequence of environmental regulations, that create significant expense to oil and gas processing or recovery, could be one reason for a decline in oil production in Texas. In addition, subsidies created to fund alternative energy could make these other forms of energy more competitively priced and thus decrease the demand for oil and gas. A decline in the Texas economy related to oil production decline could impact our loan portfolios outside of the energy portfolio, if borrowers experience unemployment or loss of income and are unable to make payments on their loans.
Our loan portfolio possesses increased risk due to our percentage of commercial real estate and commercial and industrial loans.
Over the last several years, through organic growth and acquisitions, we have been re-balancing our loan portfolio by increasing our commercial lending to diversify our loan mix and improve the yield on our assets, and we anticipate that trend to continue. The credit risk related to these types of loans is considered to be greater than the risk related to our previous target asset of one- to four- family residential loans because the repayment of commercial real estate loans and commercial and industrial loans typically is dependent on the successful operation and income stream of the borrowers' business and the real estate securing the loans as collateral, both of which can be significantly affected by economic conditions. Additionally, commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans.  If loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could require us to increase our provision for credit losses and adversely affect our financial condition and results of our operation.
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
As with most financial institutions, our results of operations depend substantially on our net interest income, which is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings.  Interest rates, which remain largely at historically low levels, are highly sensitive to many factors that are beyond our control such as general economic conditions and policies of the federal government, in particular the Federal Open Market Committee. In an attempt to help the overall economy, the FRB has kept interest rates low through its targeted Fed Funds rate. During 2017, the FRB increased the Fed Funds rate three times, each time by 25 basis points, and has indicated that further increases are likely during 2018, subject to economic conditions. As the FRB increases the Fed Funds rate, overall interest rates will likely rise, which may negatively impact the U.S. economic recovery. Further, changes in monetary policy, including changes in interest rates, could influence (i) the amount of interest we receive on loans and securities, (ii) the amount of interest we pay on deposits and borrowings, (iii) our ability to originate loans and obtain deposits, (iv) the fair value of our assets and liabilities, and (v) the reinvestment risk associated with a reduced duration of our mortgage-backed securities portfolio as borrowers refinance to reduce borrowing costs. When interest-bearing liabilities reprice or mature more quickly than interest-earning assets, an increase in interest rates generally would tend to result in a decrease in net interest income.
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
At December 31, 2017, public funds totaled $972.2 million, representing 14.37% of our total deposits. Public funds are bank deposits of state and local municipalities. These deposits are required to be secured by certain investment grade securities (including letters of credit from the FHLB) to ensure repayment, which on the one hand tends to reduce our contingent liquidity risk by making these funds somewhat less credit sensitive, but on the other hand reduces standby liquidity by restricting the potential liquidity of the pledged collateral. Although these funds historically have been a relatively stable source of funds for us, availability depends on the individual municipality's fiscal policies and cash flow needs.
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
The Bank is subject to extensive examination, supervision and comprehensive regulation by the FRB and the TDOB and as a bank holding company the Company is subject to examination, supervision and regulation by the FRB. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on an institution's operations, reclassify assets, determine the adequacy of an institution's allowance for loan losses and determine the level of deposit insurance premiums assessed.
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
The Dodd-Frank Act created the CFPB with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Financial institutions such as the Bank with $10 billion or less in assets are examined for compliance with the federal consumer laws by their primary federal bank regulators but are subject to the rules of the CFPB.
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
It is difficult to predict at this time all the specific impacts the Dodd-Frank Act and the implementation of its rules and regulations will have on community banks.  However, they have increased and are expected to continue to increase our operating and compliance costs, which could adversely affect key operating efficiency ratios, and could increase our non-interest expense. See - “Business - How We Are Regulated” contained in Part I, Item I of this report.
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
The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions. In recent years, a number of banking institutions have been required to pay large fines for non-compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations.

Legal and regulatory proceedings and related matters could adversely affect us or the financial services industry in general.
We, and other participants in the financial services industry upon whom we rely to operate, have been and may in the future become involved in legal and regulatory proceedings. Most of the proceedings we consider to be in the normal course of our business or typical for the industry, however it is inherently difficult to assess the outcome of these matters and there can be no assurance that anyone in particular, including us, will prevail in any proceeding or litigation. There could be substantial cost and management diversion incurred in such litigation and proceedings, and any adverse determination could have a materially adversely effect on our business, brand or image, or our financial condition and results of our operations.
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
Our banking regulators periodically review our allowance for loan losses. These entities may require us to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their review. Any increase in our allowance for loan losses or loan charge‑offs as required by these authorities may have a material adverse effect on our financial condition and results of operations. Further, the Financial Accounting Standards Board has adopted a new accounting standard that will be effective for our fiscal year beginning on January 1, 2020. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses. It may also result in even small changes to future forecasts having a significant impact on the allowance, which could make the allowance more volatile, and regulators may impose additional capital buffers to absorb this volatility. Our level of non-performing and other classified assets adversely affect our net income in various ways, including interest accruals, reserves for credit losses, write-downs and additional costs, including carrying costs of other real estate owned assets.
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

•
To the extent our costs of an acquisition exceed the fair value of the net assets acquired, the acquisition will generate goodwill.  As discussed below, we are required to assess our goodwill for impairment at least annually, and any goodwill impairment charge could have a material adverse effect on our results of operations and financial condition; and

•
To finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing stockholders.

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
We may be subject to additional regulatory scrutiny if and when the Company or the Bank’s total assets exceed $10.0 billion.
The Company’s and the Bank's total assets were $9.09 billion at December 31, 2017. If the Bank’s total assets equal or exceed $10 billion, we will become subject to a number of additional requirements (such as annual stress testing requirements, an enterprise risk management committee comprised of independent directors, including one risk management expert, and general oversight by the CFPB) that will impose additional compliance costs on our business. The $10 billion threshold is calculated in different ways for the various requirements (from simply reaching the $10 billion as of a certain date, to reaching it for four consecutive quarters or to reaching it by averaging total consolidated assets for four consecutive quarters) and the dates the new requirements are triggered also vary (from immediate application to a period of over two years to achieve compliance). Being subject to these additional requirements may also result in higher expectations from regulators. The CFPB has near exclusive supervision authority, including examination authority, over institutions of that size and their affiliates to assess compliance with federal consumer financial laws, to obtain information about the institutions’ activities and compliance systems and procedures, and to detect and assess risks to consumers and markets.
Under the Dodd-Frank Act, the minimum ratio of net worth to insured deposits of the Deposit Insurance Fund was increased from 1.15% to 1.35% and the FDIC is required, in setting deposit insurance assessments, to offset the effect of the increase on institutions with assets of less than $10 billion, which results in institutions with assets greater than $10 billion paying a surcharge during a temporary period expected to last through 2018. In addition, if the Bank exceeds $10 billion in assets, its assessment base for federal deposit insurance will change from the amount of insured deposits to consolidated average assets less tangible capital to a scorecard method. The scorecard method uses a performance score and a loss severity score, which are combined and converted into an initial base assessment rate. The performance score is based on measures of the bank’s ability to withstand asset-related stress and funding-related stress and weighted CAMELS ratings, which are ratings ascribed under the CAMELS supervisory rating system and assigned based on a supervisory authority’s analysis of a bank’s financial statements and on-site examinations. The loss severity score is a measure of potential losses to the FDIC in the event of the bank’s failure. Under a formula, the performance score and loss severity score are combined and converted to a total score that determines the bank’s initial base assessment rate. The FDIC has the discretion to alter the total score based on factors not captured by the scorecard. The resulting initial base assessment rate is also subject to adjustments downward based on long term unsecured debt issued by the bank, to adjustment upward based on long term unsecured debt held by the bank that is issued by other FDIC-insured institutions, and to further adjustment upward if the bank’s brokered deposits exceed 10% of its domestic deposits.
Further, we may be affected by the Durbin Amendment to the Dodd-Frank Act regarding limits on debit card interchange fees. The Durbin Amendment gave the FRB the authority to establish rules regarding interchange fees charged for electronic debit transactions by a payment card issuer that, together with its affiliates, has assets of $10 billion or more and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. The FRB has adopted rules under this provision that limit the swipe fees that a debit card issuer can charge a merchant for a transaction to the sum of 21 cents and five basis points times the value of the transaction, plus up to one cent for fraud prevention costs.
As a result of the above, if and when our total assets exceed $10 billion, deposit insurance assessments, expenses related to regulatory compliance are likely to increase, and interchange fee income will decrease, the cumulative effect of which may be significant.
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
Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including the risk factors discussed elsewhere in this report that are outside of our control and which may occur regardless of our operating results. Also, although our common stock is currently listed for trading on the Nasdaq, the trading volume of our stock is less than that of other, larger financial services companies. Given the lower trading volume of our stock, significant sales of the stock, or the expectation of these sales, could cause the stock price to fall.
We may not continue to pay dividends on our stock.
Our shareholders are only entitled to receive dividends declared by the Board out of funds legally available for such payments. Although we have historically declared cash dividends, we are not required to do so and may reduce or eliminate future dividends. This could adversely affect the market price of our stock. Also, we are a bank holding company, and our ability and the ability of our subsidiary bank to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines and regulations of the FRB regarding capital adequacy and dividends.  The ability of a subsidiary bank to pay dividends or make other capital distributions depends on its earnings and capital levels and may be limited by its regulators' directives or orders. In our case, our banking subsidiary generally must obtain regulatory approval of a dividend if the total dividends declared by the Bank during the current year, including any proposed dividend, exceeds its net income for the current year and retained net income for the prior two years. Our banking subsidiary's net income for the two years ended December 31, 2017 totaled $199.9 million and the amount paid to the Company during that two year period totaled $35.0 million. See “How We Are Regulated - Limitations on Dividends and Other Capital Distributions” under Item 1 and Note 16 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.
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

At December 31, 2017, our executive offices were located at 5851 Legacy Circle, Suite 1200, Plano, Texas. In addition to our executive offices, at December 31, 2017, we had three administrative offices, 44 full-service branches, one commercial loan production office located in Houston, Texas and a Warehouse Purchase Program office located in Littleton, Colorado. We lease the space in which our executive offices are located and own the majority of the space in which our other administrative offices are located. At December 31, 2017, we owned 25 of our branches, and leased the remaining facilities. The majority of our branches are located in the Dallas/ Fort Worth Metroplex in Texas, and include the cities of Addison, Allen, Carrollton, Coppell, Dallas, Plano, Euless, Flower Mound, Fort Worth, Frisco, Garland, Grand Prairie, Grapevine, McKinney, Richardson, Weatherford and Wylie. We also own two First National Bank of Jacksboro locations in Jack and Wise Counties in Texas. The net book value of our investment in premises, equipment and leaseholds, excluding computer equipment, was approximately $65.7 million at December 31, 2017. We believe that our current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.
At December 31, 2017, we utilized IBM and Jack Henry Silverlake data processing systems. The net book value of all of our data processing and computer equipment at December 31, 2017, was $4.0 million.
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
Our common stock is listed on the Nasdaq Global Select Market under the symbol “LTXB”. There were 1,627 holders of record of our common stock as of February 6, 2018.

The following table presents quarterly market high and low closing sales price information and cash dividends per share declared for our common stock for the two years ended December 31, 2017.

	2017			2016
	Market Price Range		Dividends	Market Price Range		Dividends
Quarter	High	Low	Declared	High	Low	Declared
First	$44.19	$38.41	$0.15	$24.26	$17.01	$0.14
Second	40.18	35.22	0.15	28.27	17.94	0.14
Third	39.92	34.87	0.15	31.90	25.81	0.15
Fourth	43.03	36.73	0.16	43.81	31.59	0.15
The timing and amount of cash dividends paid depends on our earnings, capital requirements, financial condition and other relevant factors. The primary source for dividends paid to shareholders are dividends or capital distributions paid to the Company from the Bank, our wholly owned subsidiary. There are regulatory restrictions on the ability of the Bank to pay dividends. See “How We Are Regulated — Limitations on Dividends and Other Capital Distributions” under Item 1 of this report and Note 16 of Notes to Consolidated Financial Statements contained in Item 8 of this report.
Stock Repurchases
On August 22, 2012, the Company announced its intention to repurchase up to 5% of its total common shares outstanding, or approximately 1,978,871 shares. The stock repurchase program, which is open-ended, allows the Company to repurchase its shares from time to time in the open market and in negotiated transactions, depending upon market conditions. No shares were repurchased under this program in 2017 or 2016. During 2015, 357,950 shares were repurchased and retired at an average price of $22.32. At December 31, 2017, 1,537,121 shares remain available for future repurchases under the program.

Equity Compensation Plans
Set forth below is information, at December 31, 2017, regarding the Company's equity compensation plans, all of which were approved by the Company's shareholders.

	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price	Number of Securities Remaining Available for Issuance under Plans
2007 Equity Incentive Plan	879,985	$20.65	—	[1]
2012 Equity Incentive Plan	1,316,758	30.94	—	[1]
2017 Omnibus Incentive Plan	10,500	39.10	3,239,500	[2]
Total	2,207,243	$26.88	3,239,500

[1]
No further shares are available to be awarded under the 2007 and 2012 Equity Incentive Plans as a result of shareholder approval of the 2017 Omnibus Incentive Plan. However, 26,204 shares may be issued if performance targets set under existing awards are met.

[2]	Total number of shares available for issuance, with a fungible share rate of 2.5 to 1 for full-value awards (stock-based awards other than stock options and stock appreciation rights).

Shareholder Return Performance Graph Presentation
The line graph below compares the cumulative total shareholder return on the Company’s common stock to the cumulative total return of a broad index of the Nasdaq Stock Market and a regional banking index (Morningstar Banks - Regional - US) for the period December 31, 2012 through December 31, 2017. The graph assumes an investment of $100 on December 31, 2012 and reinvestment of dividends on the date of payment without commissions. The graph represents past performance and should not be considered to be an indication of future performance.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
LegacyTexas Financial Group, Inc.	$100.00	$133.12	$117.85	$126.17	$222.10	$221.12
Nasdaq Composite-Total Returns	100.00	140.12	160.78	171.97	187.22	242.71
Morningstar Banks - Regional - US	100.00	138.74	149.60	156.82	212.44	231.78

Item 6.	Selected Financial Data
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

	At and For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$9,086,196	$8,362,255	$7,691,940	$4,164,114	$3,525,232
Warehouse Purchase Program loans	1,154,588	1,055,341	1,043,719	786,416	673,470
Loans receivable, excluding Warehouse Purchase Program loans, net	6,584,529	5,998,596	5,017,554	2,605,204	2,029,277
Loans held for sale	16,707	21,279	22,535	—	—
Securities available for sale, at fair value	419,717	354,515	311,708	199,699	248,012
Securities held to maturity, at amortized cost	173,509	210,387	240,433	241,920	294,583
FHLB stock and other restricted securities, at cost	64,790	43,266	63,075	44,084	34,883
Bank-owned life insurance	57,684	56,477	55,231	36,193	35,565
Deposits	6,767,683	6,365,476	5,226,711	2,657,809	2,264,639
Borrowings	1,262,361	1,054,405	1,608,165	887,907	664,096
Shareholders' equity	959,874	885,365	804,076	568,223	544,460

Selected Operations Data:
Total interest income	$366,857	$317,352	$262,692	$149,647	$137,089
Total interest expense	55,426	35,083	21,615	16,640	18,869
Net interest income	311,431	282,269	241,077	133,007	118,220
Provision for credit losses	39,456	26,900	25,465	6,721	3,199
Net interest income after provision for credit losses	271,975	255,369	215,612	126,286	115,021
Service charges and other fees	35,742	36,690	30,936	19,382	18,715
Net gain on sale of mortgage loans held for sale	7,322	8,225	8,036	—	—
Net gain (loss) on securities transactions	(39)	56	203	—	(177)
Other non-interest income	557	6,960	5,640	1,361	3,295
Total non-interest income	43,582	51,931	44,815	20,743	21,833
Total non-interest expense	160,344	156,377	151,555	98,092	88,877
Income before income tax expense	155,213	150,923	108,872	48,937	47,977
Income tax expense	65,719	53,102	37,956	17,659	16,289
Net income	$89,494	$97,821	$70,916	$31,278	$31,688

	At and For the Years Ended December 31,
	2017	2016	2015	2014	2013
Selected Financial Ratios and Other Data (Unaudited):
Performance Ratios:
Return on assets (ratio of net income to average total assets)	1.04%	1.24%	1.10%	0.85%	0.94%
Return on equity (ratio of net income to average equity)	9.62	11.52	9.12	5.60	5.92
Interest rate spread:
Average during period	3.58	3.65	3.88	3.63	3.51
End of period	3.38	3.43	3.24	3.21	3.36
Net interest margin	3.81	3.79	4.00	3.78	3.71
Non-interest income to operating revenue	10.62	14.06	14.57	12.17	13.74
Operating expense to average total assets	1.86	1.98	2.35	2.65	2.64
Average interest-earning assets to average interest-bearing liabilities	133.65	130.42	133.36	133.50	133.61
Dividend payout ratio	32.71	28.29	36.31	61.34	40.33	[1]
Asset Quality Ratios:
Non-performing assets to total assets at end of period	1.13	1.46	0.58	0.58	0.64
Non-performing loans to total loans held for investment, excluding Warehouse Purchase Program loans	1.42	1.84	0.75	0.89	1.08
Non-performing loans to total loans held for investment	1.21	1.56	0.63	0.69	0.81
Allowance for loan losses to non-performing loans	75.53	57.97	123.23	108.69	87.50
Allowance for loan losses to total loans held for investment, excluding Warehouse Purchase Program loans	1.07	1.06	0.93	0.97	0.94
Allowance for loan losses to total loans held for investment	0.91	0.91	0.77	0.75	0.71
Capital Ratios:
Equity to total assets at end of period	10.56	10.59	10.45	13.65	15.44
Average equity to average assets	10.80	10.77	12.07	15.10	15.88
Other Data:
Number of branches	44	45	47	31	31
Number of loan production offices	1	1	1	1	1

[1]
In 2012, the Company prepaid the quarterly dividend for the first quarter of 2013 in December 2012, distributing an additional $0.10 per common share. Had the dividend been paid in 2013, the dividend payout ratio for the year ended December 31, 2013 would have been 52.83%.

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
The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: the expected cost savings, synergies and other financial benefits from acquisition or disposition transactions might not be realized within the expected time frames or at all and costs or difficulties relating to integration matters might be greater than expected; changes in economic conditions; fluctuations in interest rates; the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; our ability to access cost-effective funding; fluctuations in real estate values and both residential and commercial real estate market conditions; demand for loans and deposits in our market area; fluctuations in the price of oil, natural gas and other commodities; competition; changes in management's business strategies; our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we have acquired or may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; results of examinations of us by the FRB and our bank subsidiary by the TDOB or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including the revenue impact from, and any mitigation actions taken in response, to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”); changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; changes in the regulatory and tax environments in which the Company operates, including the impact of the "Tax Cuts and Jobs Act" (the "TCJA") on the Company's deferred tax asset, and the anticipated impact of the TCJA on the Company's future earnings; and the other risks set forth under Risk Factors under Item 1A. of this Form 10-K.
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
Allowance for Loan Loss. The allowance for loan losses and related provision expense are susceptible to change if the credit quality of our loan portfolio changes, which is evidenced by many factors, including but not limited to charge-offs and non-performing loan trends. Generally, consumer real estate lending has a lower risk profile compared to other consumer lending (such as automobile loans). Commercial real estate and commercial and industrial lending, however, can have higher risk profiles than consumer loans due to these loans being larger in amount and more susceptible to fluctuations in industry, market and economic conditions. While management uses available information to recognize losses on loans, changes in economic conditions, the mix and size of the loan portfolio and individual borrower conditions can dramatically impact our level of allowance for loan losses in relatively short periods of time. Management believes that the allowance for loan losses is maintained at a level that represents coverage of our best estimate of credit losses in the loan portfolio as of December 31, 2017.
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
Comparison of Financial Condition at December 31, 2017 and December 31, 2016
General. Total assets increased by $723.9 million, or 8.7%, to $9.09 billion at December 31, 2017, from $8.36 billion at December 31, 2016, primarily due to a $683.3 million increase in gross loans held for investment, including Warehouse Purchase Program loans.
Loans. Gross loans held for investment, including Warehouse Purchase Program loans, increased by $683.3 million, or 9.6%, to $7.80 billion at December 31, 2017, from $7.12 billion at December 31, 2016, while one- to four-family mortgage loans held for sale decreased by $4.6 million, or 21.5%, to $16.7 million at December 31, 2017, from $21.3 million at December 31, 2016.

	December 31, 2017	December 31, 2016	Dollar Change	Percent Change
	(Dollars in thousands)
Commercial real estate	$3,019,339	$2,670,455	$348,884	13.1%
Commercial and industrial	2,093,307	1,971,160	122,147	6.2
Construction and land	277,864	294,894	(17,030)	(5.8)
Consumer real estate	1,213,434	1,074,923	138,511	12.9
Other consumer	45,506	53,991	(8,485)	(15.7)
Gross loans held for investment, excluding Warehouse Purchase Program loans	6,649,450	6,065,423	584,027	9.6
Warehouse Purchase Program loans	1,154,588	1,055,341	99,247	9.4
Gross loans held for investment	7,804,038	7,120,764	683,274	9.6
Loans held for sale	16,707	21,279	(4,572)	(21.5)
Gross loans	$7,820,745	$7,142,043	$678,702	9.5%
Gross loans held for investment at December 31, 2017, excluding Warehouse Purchase Program loans, grew $584.0 million, or 9.6%, from December 31, 2016, which included growth in all loan portfolios with the exception of a $17.0 million decline in construction and land loans and an $8.5 million decline in other consumer loans. Commercial real estate and commercial and industrial loans at December 31, 2017 increased by $348.9 million and $122.1 million, respectively, from December 31, 2016, while consumer real estate loans increased by $138.5 million for the same period.
Reserve-based energy loans, which are reported as commercial and industrial loans, totaled $531.7 million at December 31, 2017, up $4.5 million from $527.2 million at December 31, 2016. Substantially all of the reserve-based energy loans are secured by deeds of trust on properties containing proven oil and natural gas reserves. At December 31, 2017, our reserve-based energy portfolio was secured by collateral that consisted of 49% natural gas reserves and 51% crude oil reserves. We encourage, and in some cases even require, borrowers to utilize commodity hedges, in order to stabilize cash flows during volatile commodity price environments.  Hedges are used to guard against falling prices, and the goal is that the duration of the hedge will last long enough for prices to come back from any significant decline.  Hedges will typically include minimum and maximum allowed percentage of production, a minimum and maximum allowed term, and a minimum price.
In addition to the reserve-based energy loans, the Bank has energy loans categorized as "Midstream and Other," which are typically related to the transmission of oil and natural gas and would only be indirectly impacted from declining commodity prices. At December 31, 2017, "Midstream and Other" loans had a total outstanding balance of $15.4 million, down $23.6 million from $39.0 million at December 31, 2016.
Warehouse Purchase Program loans increased by $99.2 million, or 9.4%, to $1.15 billion at December 31, 2017 from $1.06 billion at December 31, 2016. Although not bound by any legally binding commitment, when a purchase decision is made, the Bank purchases a 100% participation interest in the loans originated by our mortgage banking company customers. The mortgage banking company closes mortgage loans consistent with underwriting standards established by approved investors and, once all pertinent documents are received, the participation interest is delivered by the Bank to the investor selected by the originator and approved by us. Loans funded by the Warehouse Purchase Program during the fourth quarter of 2017 consisted of 52% conforming loans, 40% government-guaranteed loans and 8% of other loan types, including Jumbo loans.
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
At December 31, 2017, we had $18.1 million of loans classified as TDRs, of which $768,000 were accruing interest and $17.3 million were classified as nonaccrual. For more information about the Company's TDRs, please see "Business -Non-

performing Assets" contained in Item I and Notes 1 and 5 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.
Non-performing loans to total loans held for investment, excluding Warehouse Purchase Program loans, was 1.42% at December 31, 2017 compared to 1.84% at December 31, 2016. Including Warehouse Purchase Program loans, non-performing loans to total loans held for investment was 1.21% at December 31, 2017 compared to 1.56% at December 31, 2016. Non-performing loans decreased by $17.0 million to $94.4 million at December 31, 2017 from $111.4 million at December 31, 2016. This decrease was primarily driven by the resolution of an $11.4 million non-performing construction and land relationship with a residential home builder. After various lots and completed homes were liquidated, the Company foreclosed on the remaining partially completed homes in the 2017 period, which resulted in net charge-offs totaling $343,000. Non-performing energy loans decreased by $9.2 million compared to December 31, 2016, primarily due to the resolution of two reserve-based energy relationships in the 2017 period that resulted in $11.9 million in charge-offs.
Our allowance for loan losses was $71.3 million at December 31, 2017 compared to $64.6 million at December 31, 2016, or 0.91% of total loans held for investment (including Warehouse Purchase Program loans) at December 31, 2017 compared to 0.91% at December 31, 2016. Our allowance for loan losses to non-performing loans was 75.53% at December 31, 2017 compared to 57.97% at December 31, 2016. The increase in the allowance for loan losses from December 31, 2016 was primarily related to increased loan loss reserves allocated to the corporate healthcare finance portfolio, which is reported on the balance sheet as commercial and industrial loans and totaled $38.0 million at December 31, 2017. During the first quarter of 2017, the Company charged-off its $16.4 million interest in a large syndicated credit within the corporate healthcare finance portfolio. The note was sold at a deep discount after the borrower experienced liquidity constraints that challenged its ongoing viability. Two other relationships in the corporate healthcare finance portfolio totaling $20.6 million were considered to be impaired and rated as substandard (non-performing) at December 31, 2017. At this time, the Company is no longer originating corporate healthcare finance loans. At December 31, 2017, the allowance for loan losses allocated to the Company's corporate healthcare finance portfolio totaled $3.4 million.
The allowance for loan losses allocated to energy loans at December 31, 2017 totaled $20.7 million, up $1.5 million from $19.2 million at December 31, 2016. We believe that the level of loan loss reserves for energy loans as of December 31, 2017 is sufficient to cover estimated credit losses in the portfolio based on currently available information; however, future sustained declines in oil pricing could lead to further risk rating downgrades, additional loan loss reserves or losses.
Securities. Our securities portfolio increased by $28.3 million, or 5.0%, to $593.2 million at December 31, 2017, from $564.9 million at December 31, 2016. During the year ended December 31, 2017, paydowns, calls and maturities of securities totaling $2.06 billion were offset by purchases totaling $2.10 billion. The majority of these purchases were completed for tax strategy purposes.
Deposits. Total deposits increased by $402.2 million, or 6.3%, to $6.77 billion at December 31, 2017, from $6.37 billion at December 31, 2016.

	December 31, 2017	December 31, 2016	Dollar Change	Percent Change
	(Dollars in thousands)
Non-interest-bearing demand	$1,635,622	$1,383,951	$251,671	18.2%
Interest-bearing demand	1,029,375	903,314	126,061	14.0
Savings and money market	2,735,296	2,710,307	24,989	0.9
Time	1,367,390	1,367,904	(514)	—
Total deposits	$6,767,683	$6,365,476	$402,207	6.3%

During 2017, all deposit categories increased with the exception of time deposit balances, which declined by $514,000. Non-interest-bearing demand and interest-bearing demand deposits increased by $251.7 million and $126.1 million, respectively, while savings and money market deposits increased by $25.0 million from December 31, 2016.
Borrowings. FHLB advances increased $209.5 million, or 25.1%, to $1.04 billion at December 31, 2017 from $833.7 million at December 31, 2016. The increase in FHLB advances during 2017 was related to loan growth and increased Warehouse Purchase Program balances. At December 31, 2017, the Company was eligible to borrow an additional $2.08 billion from the FHLB.

The below table shows FHLB advances by maturity and weighted average rate at December 31, 2017:

	Balance	Weighted Average Rate
	(Dollars in thousands)
Less than 90 days	$828,601	1.21%
90 days to less than one year	209,153	1.44
One to three years	3,245	5.49
After three to five years	1,551	5.51
After five years	613	5.44
Total	1,043,163	1.51%
Additionally, we have seven available federal funds lines of credit with other financial institutions totaling $250.0 million and were eligible to borrow $78.6 million from the FRB discount window. In addition to FHLB advances, at December 31, 2017, we had a $25.0 million outstanding structured repurchase agreement with Credit Suisse, as well as $59.7 million in overnight repurchase agreements with depositors. Also, at December 31, 2017, subordinated debt totaled $134.5 million, which included $122.6 million of fixed-to-floating rate subordinated notes, as well as $11.9 million of trust preferred securities that were acquired through the merger with LegacyTexas Group, Inc. (reported net of purchase accounting fair value adjustments and debt issuance costs). Please see Note 11 of the Notes to Consolidated Financial Statements contained in Item 8 of this report for more information about borrowed funds.
Shareholders’ Equity. Total shareholders' equity increased by $74.5 million, or 8.4%, to $959.9 million at December 31, 2017, from $885.4 million at December 31, 2016.

	December 31, 2017	December 31, 2016	Dollar Change	Percent Change
	(Dollars in thousands)
Common stock	$481	$479	$2	0.4%
Additional paid-in capital	603,884	589,408	14,476	2.5
Retained earnings	370,858	310,641	60,217	19.4
Accumulated other comprehensive income (loss), net	(3,429)	(2,713)	(716)	26.4
Unearned ESOP shares	(11,920)	(12,450)	530	(4.3)
Total shareholders’ equity	$959,874	$885,365	$74,509	8.4%
The increase in shareholders' equity at December 31, 2017, compared to December 31, 2016, was primarily due to net income of $89.5 million recognized during the year ended December 31, 2017, which was partially offset by the payment of quarterly dividends totaling $0.61 per common share, or $29.3 million, during the year ended December 31, 2017.

Comparison of Results of Operation for the Years Ended December 31, 2017, 2016, and 2015
General. Net income for the year ended December 31, 2017 was $89.5 million, a decrease of $8.3 million, or 8.5%, from net income of $97.8 million for the year ended December 31, 2016. Net income for the 2017 period was affected by a $13.5 million income tax adjustment to the Company's deferred tax asset related to the December 22, 2017 enactment of the Tax Cuts and Jobs Act. Excluding this adjustment, net income totaled $103.0 million for the year ended December 31, 2017, an increase of $5.2 million from the year ended December 31, 2016. A $29.2 million increase in net interest income from the year ended December 31, 2016, was partially offset by an $8.3 million decrease in non-interest income, a $12.6 million increase in the provision for credit losses and a $4.0 million increase in non-interest expense.
Basic earnings per share for the year ended December 31, 2017 was $1.91, a decrease of $0.20 from $2.11 for the year ended December 31, 2016. Diluted earnings per share for the year ended December 31, 2017 was $1.89, a decrease of $0.20 from $2.09 for the year ended December 31, 2016.
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
Interest Income. Interest income increased by $49.5 million, or 15.6%, to $366.9 million for the year ended December 31, 2017, from $317.4 million for the year ended December 31, 2016. Interest income increased by $54.7 million, or 20.8%, to $317.4 million for the year ended December 31, 2016, from $262.7 million for the year ended December 31, 2015.

	Years Ended December 31,			Change
	2017	2016	2015	2017 versus 2016		2016 versus 2015
(Dollars in thousands)				Dollar	Percent	Dollar	Percent
Interest and dividend income
Loans, including fees	$347,438	$301,542	$248,665	$45,896	15.2%	$52,877	21.3%
Securities	13,707	12,306	12,302	1,401	11.4	4	—
Interest-bearing deposits in other financial institutions	4,009	1,878	631	2,131	113.5	1,247	197.6
FHLB and FRB stock and other	1,703	1,626	1,094	77	4.7	532	48.6
	$366,857	$317,352	$262,692	$49,505	15.6%	$54,660	20.8%

The $49.5 million increase in interest income for the year ended December 31, 2017 compared to the 2016 period was primarily due to a $45.9 million, or 15.2%, increase in interest income on loans, which was driven by increased volume in commercial real estate, commercial and industrial and consumer real estate loans. The average balance of commercial real estate loans increased by $399.8 million, resulting in a $19.3 million increase in interest income. The average balance of commercial and industrial loans increased by $288.0 million and, when combined with the impact of the complete amortization of a $4.7 million discount on a purchased energy loan that occurred during the 2017 period, resulted in a $21.8 million increase in interest income. The average balance of consumer real estate loans increased by $135.3 million, increasing interest income by $4.7 million. These increases in interest income were partially offset by a $749,000 decline in interest income recorded on other consumer loans, the average balance of which declined by $12.7 million compared to the 2016 period. Despite a $97.7 million decline in the average balance of Warehouse Purchase Program loans compared to the prior year period, interest income on Warehouse Purchase Program loans increased by $1.1 million due to a 48 basis point increase in the average yield earned for the year ended December 31, 2017, compared to the same period last year. The average yield earned on total net loans for the year ended December 31, 2017 was 4.83%, up 18 basis points from 4.65% for the year ended December 31, 2016.

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
Interest Expense. Interest expense increased by $20.3 million, or 58.0%, to $55.4 million for the year ended December 31, 2017, from $35.1 million for the year ended December 31, 2016. Interest expense increased by $13.5 million, or 62.3%, to $35.1 million for the year ended December 31, 2016, from $21.6 million for the year ended December 31, 2015.

	Years Ended December 31,			Change
	2017	2016	2015	2017 versus 2016		2016 versus 2015
(Dollars in thousands)				Dollar	Percent	Dollar	Percent
Interest expense
Deposits	$36,694	$21,034	$13,127	$15,660	74.5%	$7,907	60.2%
FHLB advances	9,650	7,167	6,552	2,483	34.6	615	9.4
Repurchase agreement and other borrowings	9,082	6,882	1,936	2,200	32.0	4,946	255.5
	$55,426	$35,083	$21,615	$20,343	58.0%	$13,468	62.3%

The increase in interest expense for the year ended December 31, 2017 compared to the 2016 period was primarily due to an increase in interest expense on deposits, which was driven by increased rates paid on all deposit categories during the year ended December 31, 2017 compared to 2016, which included a 30 basis point increase in the average rate paid on savings and money market deposits and a 28 basis point increase in the average rate paid on time deposits. Additionally, volume in all deposit categories increased during the year ended December 31, 2017, compared to the 2016 period, which included a $412.0 million increase in the average balance of savings and money market deposits and a $110.1 million increase in the average balance of time deposits. Interest expense on borrowings for the year ended December 31, 2017 increased by $4.7 million compared to the 2016 period, due to a 62 basis point increase in the average rate paid on borrowings.

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
Net Interest Income. Net interest income increased by $29.2 million, or 10.3%, to $311.4 million for the year ended December 31, 2017 from $282.3 million for the year ended December 31, 2016. The net interest margin increased by two basis points to 3.81% for the year ended December 31, 2017 from 3.79% for the 2016 period. The net interest rate spread decreased by seven basis points to 3.58% for the year ended December 31, 2017 from 3.65% for the 2016 period. The average yield on earning assets for the year ended December 31, 2017 was 4.49%, a 23 basis point increase from the year ended December 31, 2016, while the average cost of interest-bearing liabilities for the year ended December 31, 2017 was 0.91%, up 30 basis points from the year ended December 31, 2016.
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
Provision for Credit Losses. The provision for credit losses was $39.5 million for the year ended December 31, 2017, an increase of $12.6 million from $26.9 million for the year ended December 31, 2016. The increase in the provision for credit losses was primarily related to increased loan loss reserves allocated to the corporate healthcare finance portfolio, which is reported on the balance sheet in the commercial and industrial loan category and totaled $38.0 million at December 31, 2017. During the first quarter of 2017, the Company charged-off its $16.4 million interest in a large syndicated credit within the corporate healthcare finance portfolio. Also, during the third quarter of 2017, the Company charged-off $11.9 million on the resolution of two reserve-based energy relationships, which also contributed to the higher provision expense. For more information about the Company's allowance for loan losses, please see "Management's Discussion and Analysis - Comparison of Financial Condition at December 31, 2017 and December 31, 2016 - Allowance for Loan Losses" contained in Item 7 of this report.
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
Non-interest Income. Non-interest income decreased by $8.3 million, or 16.1%, to $43.6 million for the year ended December 31, 2017, from $51.9 million for the year ended December 31, 2016. For the year ended December 31, 2016, non-interest income increased by $7.1 million, or 15.9%, from $44.8 million for the year ended December 31, 2015.

	Years Ended December 31,			Change
	2017	2016	2015	2017 versus 2016		2016 versus 2015
(Dollars in thousands)				Dollar	Percent	Dollar	Percent
Non-interest income
Service charges and other fees	$35,742	$36,690	$30,936	$(948)	(2.6)%	$5,754	18.6%
Net gain on sale of mortgage loans held for sale	7,322	8,225	8,036	(903)	(11.0)	189	2.4
Bank-owned life insurance income	1,727	1,744	1,699	(17)	(1.0)	45	2.6
Net gain (loss) on securities transactions	(39)	56	203	(95)	N/M1	(147)	N/M1
Gain (loss) on sale and disposition of assets	(1,572)	3,356	873	(4,928)	N/M1	2,483	N/M1
Other	402	1,860	3,068	(1,458)	(78.4)	(1,208)	(39.4)
	$43,582	$51,931	$44,815	$(8,349)	(16.1)%	$7,116	15.9%
1 N/M - not meaningful
The decrease in non-interest income for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to a $4.9 million decrease in gain (loss) on sale and disposition of assets, which included a $3.9 million write-down on a foreclosed property in the 2017 period. This write-down was partially offset by $1.7 million in gains recorded in the 2017 period on the sale of one branch location and one parcel of land. Comparatively, gain (loss) on sale and disposition of assets for the year ended December 31, 2016 included gains totaling $5.1 million recorded on the sale of two buildings and the Company's insurance subsidiary operations; this $5.1 million in gains was partially offset by a $1.5 million loss recorded in 2016 on the sale of the Company's Federal Housing Administration ("FHA") loan portfolio and a $407,000 loss on the sale of a foreclosed property. Other non-interest income declined by $1.5 million for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to $1.3 million in income recorded from insurance activities in 2016, which was not repeated in the 2017 period due to the above-mentioned sale of the Company’s insurance subsidiary operations. Service charges and other fees decreased by $948,000 for the year ended December 31, 2017 compared to December 31, 2016 due to a $591,000 decrease in title premiums, a $522,000 decrease in commercial loan fee income (consisting of syndication, arrangement, non-usage and pre-payment fees), a $363,000 decrease in insufficient funds fees, and a $328,000 decrease in brokerage income after the Company discontinued its brokerage services in 2017. These decreases in service charges and other fees compared to the 2016 period were partially offset by a $768,000 increase in Warehouse Purchase Program fee income due to increased volume in that loan portfolio during 2017.
The increase in non-interest income for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to a $5.8 million increase in service charges and other fees, which included a $3.0 million increase in commercial loan fee income (consisting of syndication, arrangement, non-usage and pre-payment fees), a $1.0 million increase in debit card interchange income, a $695,000 incentive payment received from Mastercard for 2015 transaction performance, a $699,000 increase in title premiums and a $474,000 increase in Warehouse Purchase Program fee income due to increased volume in that loan portfolio. These increases in service charges and other fees for the year ended December 31, 2016 compared to the 2015 period were partially offset by a decline of $671,000 in insufficient funds fees. Gain on sale and disposition of assets for the year ended December 31, 2016 included a $3.9 million gain recorded on the sale of two buildings and a $1.2 million gain recorded on the 2016 sale of our insurance subsidiary operations, which were partially offset by a loss of $1.5 million on the 2016 sale of our Federal Housing Administration ("FHA") loan portfolio and a loss of $407,000 recorded in the 2016 period on the sale of a foreclosed property. Other non-interest income declined by $1.2 million for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to $1.6 million less income recorded in the 2016 period from insurance activities due to the above-mentioned sale of our insurance subsidiary operations. Partially offsetting this decline in other non-interest income for the year ended December 31, 2016 was $498,000 in swap fee income recorded on interest rate derivative positions with our customers, with only $227,000 in comparable income recognized during the 2015 period.
Non-interest Expense. Non-interest expense increased by $4.0 million, or 2.5%, to $160.3 million for the year ended December 31, 2017, from $156.4 million for the year ended December 31, 2016. For the year ended December 31, 2016, non-interest expense increased by $4.8 million, or 3.2%, from $151.6 million for the year ended December 31, 2015.

	Years Ended December 31,			Change
	2017	2016	2015	2017 versus 2016		2016 versus 2015
(Dollars in thousands)				Dollar	Percent	Dollar	Percent
Non-interest expense
Salaries and employee benefits	$95,136	$92,568	$92,527	$2,568	2.8%	$41	—%
Merger and acquisition costs	—	—	1,553	—	—	(1,553)	(100.0)
Advertising	4,378	3,861	3,773	517	13.4	88	2.3
Occupancy and equipment	14,385	15,007	14,860	(622)	(4.1)	147	1.0
Outside professional services	4,889	3,872	3,332	1,017	26.3	540	16.2
Regulatory assessments	4,479	4,948	4,260	(469)	(9.5)	688	16.2
Data processing	16,796	14,974	11,278	1,822	12.2	3,696	32.8
Office operations	9,238	9,901	10,697	(663)	(6.7)	(796)	(7.4)
Other	11,043	11,246	9,275	(203)	(1.8)	1,971	21.3
	$160,344	$156,377	$151,555	$3,967	2.5%	$4,822	3.2%

The increase in non-interest expense for the year ended December 31, 2017 compared to the year ended December 31, 2016 included a $2.6 million increase in salaries and employee benefits expense due to increases in base salaries and share-based compensation expense during the 2017 period, which were partially offset by decreased expense related to the payoff of one of the Company’s ESOP loans at the end of the third quarter of 2016, as well as lower performance-based incentives, health care costs, and an increase in deferred salary costs related to loan originations that will be accounted for over the lives of the related loans during the 2017 period. Data processing expense increased by $1.8 million during the year ended December 31, 2017 compared to the prior year, as the Company transitioned to outsourcing certain segments of its data processing, as well as upgraded systems to enhance customer service and increase operating efficiency. Outside professional services expense increased by $1.0 million during the year ended December 31, 2017 compared to the prior year due to increased legal and compliance costs in the 2017 period, while advertising expense increased by $517,000 due to a higher number of events and sponsorships. These increased costs for the 2017 period were partially offset by a $663,000 decrease in office operations expense related to renegotiated contracts and closed locations, as well as a $622,000 decrease in occupancy and equipment expense, which included an early termination fee collected from a tenant. Regulatory assessments expense also decreased by $469,000 for the year ended December 31, 2017 compared to the year ended December 31, 2016 due to a lower FDIC assessment rate in the 2017 period, which was related to a $17.0 million decline in non-performing loans, which impacts our assessment rate.
The increase in non-interest expense for the year ended December 31, 2016 compared to the year ended December 31, 2015 included a $3.7 million increase in data processing expense primarily related to increased expenses for debit card issuance and processing services, as the Bank has converted all debit cards to the Europay, Mastercard and Visa ("EMV") chip technology to reduce future fraud, as well as increased costs compared to the prior year for system upgrades to enhance customer service and increase operating efficiency. Other non-interest expense increased by $2.0 million for the year ended December 31, 2016 compared to the 2015 period due to an increase in debit card fraud losses in the 2016 period. During 2016, we identified $1.3 million of debit card fraud losses that were directly related to a breach in a franchised restaurant’s point of sale (“POS”) system that had been ongoing since the fall of 2015. The Company has identified all compromised cards related to this breach, and all cards were reissued prior to the end of the third quarter of 2016. Regulatory assessments expense increased by $688,000 during the year ended December 31, 2016 based on increases to our asset size and balance of non-performing loans in the 2016 period (which increases our assessment rate). Outside professional services expense increased by $540,000 during the year ended December 31, 2016 due to increased consulting costs in the 2016 period. Salaries and employee benefits expense for the year ended December 31, 2016 included increases in base salary expense, incentive expense, health care costs, and share-based compensation expense, as the number of full-time equivalent employees increased to 885 at December 31, 2016, from 840 at December 31, 2015. These increases to salaries and employee benefits expense for the year ended December 31, 2016 were partially offset by decreased expense related to the payoff of one of the Company’s ESOP loans at the end of the third quarter of 2016, an increase in deferred salary costs related to loan originations that will be accounted for over the lives of the related loans, and a reduction in salary costs due to the sale of our insurance subsidiary operations in the second quarter of 2016. Non-interest expense for the year ended December 31, 2015 was reduced by $1.6 million in merger and acquisition costs related to the 2015 merger with LegacyTexas Group, Inc.
Income Tax Expense. For the year ended December 31, 2017, we recognized income tax expense of $65.7 million on our pre-tax income, which was an effective tax rate of 42.3%, compared to income tax expense of $53.1 million for the year ended December 31, 2016, which was an effective tax rate of 35.2%. The increase in the effective tax rate was primarily due to a $13.5 million income tax expense adjustment to the Company's deferred tax asset related to the December 22, 2017 enactment of the Tax Cuts and Jobs Act. The Company is still analyzing certain aspects of the Tax Cuts and Jobs Act, and refining its calculations, which could potentially affect the measurement of these balances or give rise to new deferred tax amounts. The Company estimates that its effective tax rate for 2018 will be approximately 20%.
Also impacting the Company's effective tax rate for the 2017 period was the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, in the 2017 period, which changed the tax effect of the difference between the amount of share-based compensation cost recognized for financial reporting purposes and the amount deducted on the Company's tax return for share-based payment awards. Previously, the tax effects of income tax deductions in excess of compensation cost (windfalls) and the tax effects of compensation cost in excess of income tax deductions (shortfalls) were recorded in equity to the extent of previously recognized windfalls, with the remainder recorded in income tax expense.  Under ASU 2016-09, all tax effects of windfalls and shortfalls related to share-based payments are recorded through the income statement. For more information about the Company's income taxes, please see Note 14 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.
During the fourth quarter of 2017, the Company filed an advance consent application for change in accounting method with the Internal Revenue Service (the "IRS") to change the Company's tax method of accounting for its loan portfolio. The application will require affirmative consent of the IRS, which the Company has not yet received. This potential change in the income tax accounting treatment of the Company's loan portfolio could potentially impact the Company's deferred tax asset and income tax expense in 2018.
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

	Years Ended December 31,
	2017			2016			2015
	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$2,848,548	$144,117	5.06%	$2,448,730	$124,857	5.10%	$1,940,113	$101,469	5.23%
Warehouse Purchase Program	907,097	34,156	3.77	1,004,797	33,094	3.29	808,163	27,041	3.35
Commercial and industrial	2,001,795	98,758	4.93	1,713,845	76,968	4.49	1,307,743	60,609	4.63
Construction and land	284,227	14,559	5.12	282,087	14,819	5.25	238,904	13,660	5.72
Consumer real estate	1,150,583	52,337	4.55	1,015,324	47,615	4.69	836,020	40,741	4.87
Other consumer	48,887	2,736	5.60	61,548	3,485	5.66	80,648	4,440	5.51
Loans held for sale	19,792	775	3.92	19,991	704	3.52	18,818	705	3.75
Less: deferred fees and allowance for loan loss	(67,592)	—	—	(54,593)	—	—	(34,478)	—	—
Loans receivable [1]	7,193,337	347,438	4.83	6,491,729	301,542	4.65	5,195,931	248,665	4.79
Agency mortgage-backed securities	312,276	6,617	2.12	344,119	6,996	2.03	341,406	6,857	2.01
Agency collateralized mortgage obligations	174,252	4,072	2.34	91,161	2,072	2.27	112,415	2,239	1.99
Investment securities	107,810	3,018	2.80	128,071	3,238	2.53	117,810	3,206	2.72
FHLB and FRB stock and other restricted securities	49,922	1,703	3.41	56,922	1,626	2.86	58,710	1,094	1.86
Interest-earning deposit accounts	331,258	4,009	1.21	339,325	1,878	0.55	194,301	631	0.32
Total interest-earning assets	8,168,855	366,857	4.49	7,451,327	317,352	4.26	6,020,573	262,692	4.36
Non-interest-earning assets	438,626			430,554			422,425
Total assets	$8,607,481			$7,881,881			$6,442,998
Interest-bearing liabilities:
Interest-bearing demand	$876,518	5,475	0.62	$805,059	3,974	0.49	$722,225	3,297	0.46
Savings and money market	2,782,336	16,845	0.61	2,370,366	7,288	0.31	1,895,809	3,644	0.19
Time	1,360,731	14,374	1.06	1,250,667	9,772	0.78	882,196	6,186	0.70
Borrowings	1,092,547	18,732	1.71	1,287,342	14,049	1.09	1,014,279	8,488	0.84
Total interest-bearing liabilities	6,112,132	55,426	0.91	5,713,434	35,083	0.61	4,514,509	21,615	0.48
Non-interest-bearing demand	1,451,258			1,240,712			1,077,310
Non-interest-bearing liabilities	114,188			78,947			73,771
Total liabilities	7,677,578			7,033,093			5,665,590
Total shareholders’ equity	929,903			848,788			777,408
Total liabilities and shareholders’ equity	$8,607,481			$7,881,881			$6,442,998
Net interest income and margin		$311,431	3.81%		$282,269	3.79%		$241,077	4.00%
Net interest income and margin (tax-equivalent basis) [2]		$312,448	3.82%		$283,338	3.80%		$242,128	4.02%
Net interest rate spread			3.58%			3.65%			3.88%
Net earning assets	$2,056,723			$1,737,893			$1,506,064
Average interest-earning assets to average interest-bearing liabilities	133.65%			130.42%			133.36%

[1]	Calculated net of deferred fees and costs, loan discounts, loans in process and allowance for loan losses.

[2]
In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment (a non-GAAP measure) has been computed using a federal income tax rate of 35% for 2017, 2016, and 2015. Tax-exempt investments and loans had an average balance of $100.5 million, $106.0 million and $104.8 million for the years ended December 31, 2017, 2016, and 2015, respectively.

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

	Years Ended December 31,
	2017 versus 2016			2016 versus 2015
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$20,235	$(975)	$19,260	$25,992	$(2,604)	$23,388
Warehouse Purchase Program	(3,404)	4,466	1,062	6,483	(430)	6,053
Commercial and industrial	13,735	8,055	21,790	18,291	(1,932)	16,359
Construction and land	112	(372)	(260)	2,331	(1,172)	1,159
Consumer real estate	6,188	(1,466)	4,722	8,458	(1,584)	6,874
Other consumer	(709)	(40)	(749)	(1,078)	123	(955)
Loans held for sale	(7)	78	71	43	(44)	(1)
Loans receivable	36,150	9,746	45,896	60,520	(7,643)	52,877
Agency mortgage-backed securities	(666)	287	(379)	55	84	139
Agency collateralized mortgage obligations	1,940	60	2,000	(457)	290	(167)
Investment securities	(545)	325	(220)	268	(236)	32
FHLB and FRB stock and other restricted securities	(215)	292	77	(34)	566	532
Interest-earning deposit accounts	(46)	2,177	2,131	642	605	1,247
Total interest-earning assets	36,618	12,887	49,505	60,994	(6,334)	54,660
Interest-bearing liabilities:
Interest-bearing demand	376	1,125	1,501	396	281	677
Savings and money market	1,453	8,104	9,557	1,073	2,571	3,644
Time	921	3,681	4,602	2,816	770	3,586
Borrowings	(2,380)	7,063	4,683	2,611	2,950	5,561
Total interest-bearing liabilities	370	19,973	20,343	6,896	6,572	13,468
Net interest income	$36,248	$(7,086)	$29,162	$54,098	$(12,906)	$41,192

Liquidity
Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. We rely on a number of different sources in order to meet our potential liquidity demands. The primary sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio.
In addition to the primary sources of funds, management has several secondary sources available to meet potential funding requirements. At December 31, 2017, we had an additional borrowing capacity of $2.08 billion with the FHLB. Also, at December 31, 2017, we had $250.0 million in federal funds lines of credit available with other financial institutions. We may also use the discount window at the FRB as a source of short-term funding. FRB borrowing capacity varies based upon securities pledged to the discount window line. At December 31, 2017, securities pledged had a collateral value of $78.6 million.
At December 31, 2017, we had classified 70.8% of our securities portfolio as available for sale (including pledged securities), providing an additional source of liquidity. Management believes that because active markets exist and our securities portfolio is of high quality, our available for sale securities are marketable. Selling participations in loans we originate, including portions of commercial real estate loans, creates another source of liquidity and allows us to manage borrower concentration risk, as well as interest rate risk.
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
The Company, which is a separate legal entity from the Bank and must provide for its own liquidity, had liquid assets of $26.7 million on an unconsolidated basis at December 31, 2017. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders, funds paid out for Company stock repurchases, and payments on trust-preferred securities and subordinated debt held at the Company level. The Company has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. See “How We Are Regulated - Limitations on Dividends and Other Capital Distributions” under Item 1 and Note 16 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.
The Bank uses its sources of funds primarily to meet its expenses, pay maturing deposits and fund withdrawals, and to fund loan commitments. Total approved loan commitments (including Warehouse Purchase Program commitments, unused lines of credit and letters of credit) amounted to $2.37 billion and $2.56 billion at December 31, 2017 and 2016, respectively. It is management's policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Bank. Certificates of deposit scheduled to mature in one year or less at December 31, 2017 totaled $860.1 million with a weighted average rate of 1.16%.
During the year ended December 31, 2017, cash and cash equivalents increased by $4.2 million, or 1.5%, to $293.5 million at December 31, 2017 from $289.2 million at December 31, 2016. Operating activities provided cash of $189.0 million and financing activities provided cash of $585.1 million, which was partially offset by cash used in investing activities of $769.9 million. Primary sources of cash for the year ended December 31, 2017 included proceeds from pay-offs of Warehouse Purchase Program loans totaling $21.82 billion, proceeds from FHLB advances of $825.0 million and maturities, prepayments and calls of available for sale securities of $2.03 billion. Primary uses of cash for the year ended December 31, 2017 included originations of Warehouse Purchase Program loans totaling $21.92 billion, repayments on FHLB advances of $615.5 million, net funding of loans held for investment of $620.1 million and purchases of available for sale securities of $2.10 billion.
Please see Item 1A (Risk Factors) contained in Part 1 of this Form 10-K for information regarding liquidity risk.
Off-Balance Sheet Arrangements, Contractual Obligations and Commitments
The following table presents our contractual obligations and commitments to make future payments as of December 31, 2017. Commitments to extend credit to our borrowers are shown in aggregate and by payment due dates (not including any interest amounts). In addition to the commitments below, we had overdraft protection available to the Bank's depositors in the amount of $84.7 million and credit card guarantees outstanding in the amount of $5.3 million at December 31, 2017.

	December 31, 2017
	Less than One Year	One through Three Years	Four through Five Years	After Five Years	Total
	(Dollars in thousands)
Contractual obligations:
Deposits without a stated maturity	$5,400,293	$—	$—	$—	$5,400,293
Certificates of deposit	860,102	424,780	78,835	3,673	1,367,390
FHLB advances [1]	1,037,754	3,245	1,551	613	1,043,163
Repurchase agreements	84,676	—	—	—	84,676
Subordinated debt [1]	—	—	—	140,464	140,464
Private equity fund for Community Reinvestment Act purposes	1,680	—	—	—	1,680
Operating leases (premises)	5,725	9,765	8,178	16,303	39,971
Total contractual obligations	$7,390,230	$437,790	$88,564	$161,053	8,077,637
Off-balance sheet loan commitments: [2]
Unused commitments to extend credit	$840,766	$531,437	$170,109	$58,482	1,600,794
Unused capacity on Warehouse Purchase Program loans [3]	611,412	127,000	—	—	738,412
Standby letters of credit	28,229	4,970	892	—	34,091
Total loan commitments	$1,480,407	$663,407	$171,001	$58,482	2,373,297
Total contractual obligations and loan commitments					$10,450,934

[1]
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

Capital Resources
The Bank and the Company are regulated by the TDOB and the FRB. Consistent with our goal to operate a sound and profitable organization, our policy is for the Company and its subsidiary bank to maintain “well-capitalized” status under the FRB regulations. Based on capital levels at December 31, 2017 and 2016, the Bank and the Company were considered to be well-capitalized. See “How We Are Regulated - Regulatory Capital Requirements.”

At December 31, 2017, the Bank's equity totaled $1.04 billion. The Company's consolidated equity totaled $959.9 million, or 10.6% of total assets, at December 31, 2017. Warehouse Purchase Program loan volumes can increase significantly on the last day of the month, potentially leading to a significant difference between the ending and average balance of Warehouse Purchase Program loans. At December 31, 2017, Warehouse Purchase Program loans totaled $1.15 billion, compared to an average balance of $1.01 billion for the year then ended. Because the capital ratios below are calculated using ending risk-weighted assets and Warehouse Purchase Program loans are risk-weighted at 100%, the end of period increase in these balances can significantly impact the Company's reported capital ratios.

	Actual		Required for Capital Adequacy Purposes		To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017	(Dollars in Thousands)
Total risk-based capital
Company	$991,713	11.87%	$668,142	8.00%	$835,178	10.00%
Bank	939,655	11.25	668,096	8.00	835,120	10.00
Tier 1 risk-based capital
Company	796,887	9.54	501,107	6.00	501,107	6.00
Bank	867,424	10.39	501,072	6.00	668,096	8.00
Common equity tier 1 risk-based capital
Company	784,960	9.40	375,830	4.50	n/a1	n/a1
Bank	867,424	10.39	375,804	4.50	542,828	6.50
Tier 1 leverage
Company	796,887	9.17	347,731	4.00	n/a1	n/a1
Bank	867,424	9.98	347,808	4.00	434,759	5.00
December 31, 2016
Total risk-based capital
Company	$910,040	11.71%	$621,870	8.00%	$777,338	10.00%
Bank	869,523	11.19	621,840	8.00	777,300	10.00
Tier 1 risk-based capital
Company	721,600	9.28	466,403	6.00	466,403	6.00
Bank	803,374	10.34	466,380	6.00	621,840	8.00
Common equity tier 1 risk-based capital
Company	709,858	9.13	349,802	4.50	n/a1	n/a1
Bank	803,374	10.34	349,785	4.50	505,245	6.50
Tier 1 leverage
Company	721,600	8.73	330,782	4.00	n/a1	n/a1
Bank	803,374	9.71	330,873	4.00	413,591	5.00
1 Not applicable
Pursuant to capital regulations adopted by the FRB and the other federal banking agencies, the Company and the Bank must maintain a capital conservation buffer consisting of additional common equity tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. The capital conservation buffer requirement became effective on January 1, 2016, when a buffer of greater than 0.625% of risk-weighted assets was required. The buffer was 1.25% of risk-weighted assets as of December 31, 2017. It will increase each year until the buffer requirement is fully implemented on January 1, 2019, when the buffer must exceed 2.5% of risk-weighted assets. At December 31, 2017, the Company's and the Bank's common equity tier 1 capital exceeded the required capital conservation buffer.

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
As illustrated in the tables below, the Bank was within policy limits for all scenarios tested. The tables presented below, as of December 31, 2017, and 2016, are internal analyses of our interest rate risk as measured by changes in EVE and EAR for instantaneous, parallel, and sustained shifts for all market rates and yield curves, in 100 basis point increments, up 400 basis points and down 100 basis points.
As illustrated in the tables below, our EVE would be negatively impacted by a parallel, instantaneous, and sustained increase in market rates. Such an increase in rates would negatively impact EVE as a result of the duration of assets, including loans and investments, being longer than the duration of liabilities, primarily deposit accounts and FHLB borrowings. As illustrated in the table below at December 31, 2017, our EAR would be positively impacted by a parallel, instantaneous, and sustained increase in market rates of 100, 200, 300, or 400 basis points.

Change in Interest Rates in Basis Points	Economic Value of Equity				Earnings at Risk (12 months)
	Estimated EVE	Estimated Increase / (Decrease) in EVE		EVE Ratio %	Estimated Net Interest Income	Increase / (Decrease) in Estimated Net Interest Income
	$ Amount	$ Change	% Change		$ Amount	$ Change	% Change
December 31, 2017	(Dollars in thousands)
400	1,250,757	(125,669)	(9.13)	14.89	358,384	15,210	4.43
300	1,289,760	(86,666)	(6.30)	15.09	355,186	12,012	3.50
200	1,322,187	(54,239)	(3.94)	15.21	351,794	8,620	2.51
100	1,348,578	(27,848)	(2.02)	15.26	348,173	4,999	1.46
—	1,376,426	—	—	15.34	343,174	—	—
(100)	1,315,702	(60,724)	(4.41)	14.45	334,954	(8,220)	(2.40)
December 31, 2016
400	1,137,560	(127,508)	(10.08)	14.74	312,457	1,807	0.58
300	1,180,103	(84,965)	(6.72)	15.02	312,109	1,459	0.47
200	1,216,125	(48,943)	(3.87)	15.21	311,549	899	0.29
100	1,248,129	(16,939)	(1.34)	15.34	310,953	303	0.10
—	1,265,068	—	—	15.30	310,650	—	—
(100)	1,230,570	(34,498)	(2.73)	14.64	297,726	(12,924)	(4.16)

The Bank's EVE was $1.38 billion, or 15.34%, of the market value of portfolio assets as of December 31, 2017, an $111.4 million increase from $1.27 billion, or 15.30%, of the market value of portfolio assets as of December 31, 2016. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $54.2 million decrease in our EVE at December 31, 2017, compared to a $48.9 million decrease at December 31, 2016, and would result in a 13 basis point decrease in our EVE ratio to 15.21% at December 31, 2017, compared to a nine basis point decrease to 15.21% at December 31, 2016. An immediate 100 basis point decrease in market interest rates would result in a $60.7 million decrease in our EVE at December 31, 2017, compared to a $34.5 million decrease at December 31, 2016, and would result in an 89 basis point decrease in our EVE ratio to 14.45% at December 31, 2017, compared to a 66 basis point decrease in our EVE ratio to 14.64% at December 31, 2016.
The Bank's projected EAR for the twelve months ending December 31, 2018 was measured at $343.2 million, compared to $310.7 million for the twelve months ended December 31, 2017. Based on the assumptions utilized, an immediate 200 basis point increase in market rates would result in an $8.6 million, or 2.51%, increase in net interest income for the twelve months ending December 31, 2018, compared to an $899,000, or 0.29%, increase for the twelve months ended December 31, 2017. An immediate 100 basis point decrease in market rates would result in an $8.2 million decrease in net interest income for the twelve months ending December 31, 2018, compared to a $12.9 million decrease for the twelve months ended December 31, 2017.
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
LEGACYTEXAS FINANCIAL GROUP, INC.
FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of LegacyTexas Financial Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LegacyTexas Financial Group, Inc. (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 8, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2009.
Dallas, Texas
February 8, 2018

CONSOLIDATED BALANCE SHEETS
Years ended December 31,
(Dollar amounts in thousands, except per share data)

	2017	2016
ASSETS
Cash and due from financial institutions	$61,713	$59,823
Short-term interest-bearing deposits in other financial institutions	231,743	229,389
Total cash and cash equivalents	293,456	289,212
Securities available for sale, at fair value	419,717	354,515
Securities held to maturity, (fair value: December 31, 2017 — $174,926, December 31, 2016 — $212,981)	173,509	210,387
Loans held for sale, at fair value	16,707	21,279
Loans held for investment:
Loans held for investment (net of allowance for loan losses of $71,301 at December 31, 2017 and $64,576 at December 31, 2016)	6,584,529	5,998,596
Loans held for investment - Warehouse Purchase Program	1,154,588	1,055,341
Total loans held for investment	7,739,117	7,053,937
Federal Home Loan Bank ("FHLB") stock and other restricted securities, at cost	64,790	43,266
Bank-owned life insurance	57,684	56,477
Premises and equipment, net	69,693	74,226
Goodwill	178,559	178,559
Other assets	72,964	80,397
Total assets	$9,086,196	$8,362,255
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand	$1,635,622	$1,383,951
Interest-bearing demand	1,029,375	903,314
Savings and money market	2,735,296	2,710,307
Time	1,367,390	1,367,904
Total deposits	6,767,683	6,365,476
FHLB advances	1,043,163	833,682
Repurchase agreements	84,676	86,691
Subordinated debt	134,522	134,032
Accrued expenses and other liabilities	96,278	57,009
Total liabilities	8,126,322	7,476,890
Commitments and contingent liabilities (See Note 17)
Shareholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized; 0 shares issued — December 31, 2017 and December 31, 2016	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; 48,117,390 shares issued — December 31, 2017 and 47,876,198 shares issued — December 31, 2016	481	479
Additional paid-in capital	603,884	589,408
Retained earnings	370,858	310,641
Accumulated other comprehensive income (loss), net	(3,429)	(2,713)
Unearned Employee Stock Ownership Plan (ESOP) shares; 1,192,093 shares at December 31, 2017 and 1,245,046 shares at December 31, 2016	(11,920)	(12,450)
Total shareholders’ equity	959,874	885,365
Total liabilities and shareholders’ equity	$9,086,196	$8,362,255

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31,
(Dollar amounts in thousands, except per share data)

	2017	2016	2015
Interest and dividend income
Loans, including fees	$347,438	$301,542	$248,665
Taxable securities	10,800	9,254	9,307
Nontaxable securities	2,907	3,052	2,995
Interest-bearing deposits in other financial institutions	4,009	1,878	631
FHLB and FRB stock and other	1,703	1,626	1,094
	366,857	317,352	262,692
Interest expense
Deposits	36,694	21,034	13,127
FHLB advances	9,650	7,167	6,552
Repurchase agreements and other borrowings	9,082	6,882	1,936
	55,426	35,083	21,615
Net interest income	311,431	282,269	241,077
Provision for credit losses	39,456	26,900	25,465
Net interest income after provision for credit losses	271,975	255,369	215,612
Non-interest income
Service charges and other fees	35,742	36,690	30,936
Net gain on sale of mortgage loans held for sale	7,322	8,225	8,036
Bank-owned life insurance income	1,727	1,744	1,699
Net gain (loss) on securities transactions	(39)	56	203
Gain (loss) on sale and disposition of assets	(1,572)	3,356	873
Other	402	1,860	3,068
	43,582	51,931	44,815
Non-interest expense
Salaries and employee benefits	95,136	92,568	92,527
Merger and acquisition costs	—	—	1,553
Advertising	4,378	3,861	3,773
Occupancy and equipment	14,385	15,007	14,860
Outside professional services	4,889	3,872	3,332
Regulatory assessments	4,479	4,948	4,260
Data processing	16,796	14,974	11,278
Office operations	9,238	9,901	10,697
Other	11,043	11,246	9,275
	160,344	156,377	151,555
Income before income tax expense	155,213	150,923	108,872
Income tax expense	65,719	53,102	37,956
Net income	$89,494	$97,821	$70,916

Earnings per share:
Basic	$1.91	$2.11	$1.54
Diluted	$1.89	$2.09	$1.53
Dividends declared per share	$0.61	$0.58	$0.54
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31,
(Dollar amounts in thousands)

	2017	2016	2015
Net income	$89,494	$97,821	$70,916
Change in unrealized gains (losses) on securities available for sale	(1,144)	(3,917)	(1,434)
Reclassification of amount realized through securities transactions	39	(56)	(203)
Tax effect	389	1,393	574
Other comprehensive income (loss), net of tax	(716)	(2,580)	(1,063)
Comprehensive income	$88,778	$95,241	$69,853

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31,
(Dollar amounts in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Unearned ESOP Shares	Total Shareholders’ Equity
Balance as of December 31, 2014	$400	$386,549	$195,327	$930	$(14,983)	$568,223
Net income	—	—	70,916	—	—	70,916
Other comprehensive income (loss), net of tax	—	—	—	(1,063)	—	(1,063)
Dividends declared, ($0.54 per share)	—	—	(25,747)	—	—	(25,747)
ESOP shares earned, (184,194 shares)	—	4,284	—	—	1,467	5,751
Share-based compensation expense	—	5,477	—	—	—	5,477
Activity in employee stock plans, (138,855 shares)	1	1,283	—	—	—	1,284
Share repurchase, (357,950 shares)	(4)	(7,985)	—	—	—	(7,989)
Acquisition of LegacyTexas Group, Inc., (7,850,070 shares)	79	187,145	—	—	—	187,224
Balance at December 31, 2015	476	576,753	240,496	(133)	(13,516)	804,076
Net income	—	—	97,821	—	—	97,821
Other comprehensive income (loss), net of tax	—	—	—	(2,580)	—	(2,580)
Dividends declared, ($0.58 per share)	—	—	(27,676)	—	—	(27,676)
ESOP shares earned, (120,411 shares)	—	2,889	—	—	1,066	3,955
Share-based compensation expense	—	6,014	—	—	—	6,014
Activity in employee stock plans, (230,372 shares)	3	3,752	—	—	—	3,755
Balance at December 31, 2016	479	589,408	310,641	(2,713)	(12,450)	885,365
Net income	—	—	89,494	—	—	89,494
Other comprehensive income (loss), net of tax	—	—	—	(716)	—	(716)
Dividends declared, ($0.61 per share)	—	—	(29,277)	—	—	(29,277)
ESOP shares earned, (52,953 shares)	—	2,304	—	—	530	2,834
Share-based compensation expense	—	7,462	—	—	—	7,462
Activity in employee stock plans, (241,192 shares)	2	4,710	—	—	—	4,712
Balance at December 31, 2017	$481	$603,884	$370,858	$(3,429)	$(11,920)	$959,874
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31,
(Dollar amounts in thousands)

	2017	2016	2015
Cash flows from operating activities
Net income	$89,494	$97,821	$70,916
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	39,456	26,900	25,465
Depreciation and amortization	7,142	7,081	7,196
Deferred tax expense (benefit)	(4,115)	(6,798)	(692)
Impact of Tax Cuts and Jobs Act on deferred taxes	13,493	—	—
Premium amortization and accretion of securities, net	4,337	4,359	4,267
Accretion related to acquired loans	(3,097)	(4,613)	(10,241)
Net (gain) loss on securities transactions	39	(56)	(203)
ESOP compensation expense	2,834	3,955	5,751
Share-based compensation expense	7,462	6,014	5,477
Excess tax benefit on vesting of stock awards	1,578	—	—
Net gain on loans held for sale	(7,322)	(8,225)	(8,036)
Loans originated or purchased for sale	(195,161)	(218,288)	(222,195)
Proceeds from sale of loans held for sale	207,055	227,769	225,335
FHLB stock dividends	(548)	(539)	(152)
Bank-owned life insurance income	(1,727)	(1,744)	(1,699)
(Gain) loss on sale and disposition of repossessed assets, premises and equipment	2,099	(3,524)	(293)
Disposition of insurance subsidiary goodwill upon sale of subsidiary operations	—	2,217	—
Net change in deferred loan fees/costs	(8,631)	391	(1,067)
Net change in accrued interest receivable	(4,249)	(3,238)	(2,821)
Net change in other assets	(1,299)	(2,947)	8,444
Net change in other liabilities	40,176	5,913	(16,250)
Net cash provided by operating activities	189,016	132,448	89,202
Cash flows from investing activities
Available for sale securities:
Maturities, prepayments and calls	2,028,905	2,276,913	2,114,641
Purchases	(2,098,681)	(2,334,558)	(2,148,080)
Proceeds from sale of AFS securities	—	7,700	36,984
Held to maturity securities:
Maturities, prepayments and calls	35,973	41,384	49,730
Purchases	—	(12,477)	(15,933)
Originations of Warehouse Purchase Program loans	(21,917,085)	(19,966,527)	(15,511,029)
Proceeds from pay-offs of Warehouse Purchase Program loans	21,817,838	19,954,905	15,253,726
Net change in loans held for investment, excluding Warehouse Purchase Program	(620,066)	(1,014,500)	(1,030,016)
Redemption (purchase) of FHLB and FRB stock and other	(20,976)	20,348	(14,527)
Cash received in excess of cash paid for acquisition of LegacyTexas Group, Inc.	—	—	128,598
Purchases of premises and equipment	(3,602)	(8,420)	(5,660)
Proceeds from sale of assets	7,814	15,803	10,121
Net cash (used in) investing activities	(769,880)	(1,019,429)	(1,131,445)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years ended December 31,
(Dollar amounts in thousands)

	2017	2016	2015
Cash flows from financing activities
Net change in deposits	402,207	1,138,765	940,862
Proceeds from FHLB advances	825,000	200,000	1,350,000
Repayments on FHLB advances	(615,519)	(806,222)	(773,003)
Share repurchase	—	—	(7,989)
Proceeds from borrowings	—	76,861	73,407
Repayments of borrowings	(2,015)	(24,929)	(32,953)
Payment of dividends	(29,277)	(27,676)	(25,747)
Activity in employee stock plans	4,712	3,755	1,284
Net cash provided by financing activities	585,108	560,554	1,525,861
Net change in cash and cash equivalents	4,244	(326,427)	483,618
Beginning cash and cash equivalents	289,212	615,639	132,021
Ending cash and cash equivalents	$293,456	$289,212	$615,639
Supplemental cash flow information:
Interest paid	$54,808	$34,625	$20,861
Income taxes paid	57,482	60,854	36,835
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	4,553	10,780	3,287
Common stock issued in consideration of LegacyTexas Group, Inc. acquisition	—	—	187,224
See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Note 1 — Summary of Significant Accounting Policies
Nature of Operations and Principles of Consolidation: The consolidated financial statements include LegacyTexas Financial Group, Inc. (the "Company"), whose business at December 31, 2017 primarily consisted of the operations of its wholly-owned subsidiary, LegacyTexas Bank (the "Bank"). In addition, the Company also offers title services through LegacyTexas Title Co., which is a wholly-owned subsidiary of the Bank. Intercompany transactions and balances are eliminated in consolidation.
At December 31, 2017, the Company provided financial services through 44 banking offices in the Dallas/Fort Worth Metroplex and surrounding counties. Its primary deposit products are demand, savings and certificate of deposit accounts, and its primary lending products are commercial real estate, commercial and industrial and consumer lending, including one- to four-family real estate loans. Most loans are secured by specific items of collateral, including business assets, commercial and residential real estate and consumer assets. Commercial loans are expected to be repaid from cash flow from operations of businesses.
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
The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis and more frequently when economic, market, or security specific concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than amortized cost, the financial condition and near-term prospects of the issuer, whether the market decline was affected by macroeconomic conditions and whether the Company has the intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition. The Company conducts regular reviews of the bond agency ratings of securities and considers whether the securities were issued by or have principal and interest payments guaranteed by the federal government or its agencies. These reviews focus on the underlying rating of the issuer and also include the insurance rating of securities that have an insurance component or guarantee. The ratings and financial condition of the issuers are monitored, as well as the financial condition and ratings of the insurers and guarantors.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

For periods in which other-than-temporary impairment of a debt security is recognized, the credit portion of the amount is determined by subtracting the present value of the stream of estimated cash flows as calculated in a discounted cash flow model and discounted at book yield from the prior period’s ending carrying value. The non-credit portion of the amount is determined by subtracting the credit portion of the impairment from the difference between the book value and fair value of the security. The credit related portion of the impairment is charged against income and the non-credit related portion is charged to equity as a component of accumulated other comprehensive income. The Company did not recognize any other-than-temporary impairment on its securities portfolio for the years ended December 31, 2017 and 2016.
Mortgage Loans Held for Sale: The Company elects the fair value option for recording residential mortgage loans held for sale in accordance with Accounting Standards Codification ("ASC") 825, "Financial Instruments." This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC 815, “Derivatives and Hedging.”
Warehouse Purchase Program Loans: The Warehouse Purchase Program allows unaffiliated mortgage originators to close one- to four-family real estate loans in their own name and manage their cash flow needs until the loans are sold to investors. The mortgage banking company customer closes mortgage loans consistent with underwriting standards established by the Bank and approved investors and, once all pertinent documents are received, the participation interest is delivered by the Bank to the investor selected by the originator and approved by us. Although not bound by any legally binding commitment, when a purchase decision is made, we purchase a 100% participation interest in the mortgage loans originated by our mortgage banking company customers. All Warehouse Purchase Program loans are collectively evaluated for impairment and are purchased under several contractual requirements, providing safeguards to the Company. These safeguards include the requirement that our mortgage company customers have a takeout commitment or similar arrangement for each loan. To date, the Company has not experienced a loss on these loans and no allowance for loan losses has been allocated to them.
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
For loans collateralized by real property and commercial and industrial loans, credit exposure is monitored by internally assigned grades used for classification of loans. A loan is considered “special mention” when management has determined that there is a potential weakness that deserves management's close attention. Loans rated as "special mention" are not adversely classified according to regulatory classifications and do not expose the Company to sufficient risk to warrant adverse classification. A loan is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. “Substandard” loans include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected, and the loan may or may not meet the criteria for impairment. Loans classified as “doubtful” have all of the weaknesses of those classified as “substandard” with the added characteristic that the weaknesses present makes “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” All other loans that do not fall into the above mentioned categories are considered “pass” loans. Updates to internally assigned grades are made monthly and/or upon significant developments.
For other consumer loans (non-real estate), credit exposure is monitored by payment history of the loans. Non-performing other consumer loans are on nonaccrual status and are generally greater than 90 days past due.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Acquired Loans: Loans acquired through the completion of a transfer, including loans acquired in a business combination, that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized on the balance sheet and do not result in any yield adjustments, loss accruals or valuation allowances. Increases in expected cash flows, including prepayments, subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received). Revolving loans, including lines of credit, are excluded from acquired credit impaired loan accounting.
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
Goodwill: Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired. According to ASC 350-20, "Intangibles- Goodwill and Other," goodwill shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount. Deterioration in economic market conditions, changes in key personnel, increased estimates of the effects of recent regulatory or legislative changes, or additional regulatory or legislative changes may result in declines in projected business performance beyond management's current expectations. Such declines in business performance could cause the estimated fair value of goodwill to decline, which could result in an impairment charge to earnings in a future period related to goodwill.
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
Advertising Expense: The Company expenses all advertising costs as they are incurred. Advertising expenses were $4,378, $3,861, and $3,773 in 2017, 2016 and 2015, respectively.
Share-Based Compensation: The Company has shareholder approved share-based compensation plans that are accounted for under ASC 718, Compensation - Stock Compensation, which requires companies to record compensation cost for share-based payment transactions with employees in return for employment service. Compensation cost is recognized for stock options and restricted stock awards based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with time-based vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. For awards with performance-based vesting conditions, compensation cost is recognized when the achievement of the performance condition is considered probable of achievement. If a performance condition is subsequently determined to be improbable of achievement, compensation cost is reversed.
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

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company did not have any material uncertain tax positions which would require accrual at December 31, 2017 or 2016.
The Company recognizes interest and/or penalties related to income tax matters in income tax expense and did not have any amounts accrued for interest and penalties for the years ended December 31, 2017 or 2016. The Company files a consolidated income tax return with its subsidiaries. Federal income tax expense or benefit has been allocated to subsidiaries on a separate return basis.
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
Operating Segments: The Company has determined that all of its banking operations comprise one segment under ASC 280, Segment Reporting, since all offer similar products and services, operate with similar processes, and have similar customers. Additionally, the Company has determined that the Bank's title subsidiary does not meet the materiality threshold to require segment disclosure under ASC 280.

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
Adoption of New Accounting Standards:
In March 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2016-06, Contingent Put and Call Options in Debt Instruments. This ASU clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under this ASU is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The amendments apply to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. For public business entities, this ASU was effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods therein. The adoption of this ASU did not have an impact on the Company's financial statements and disclosures.
In March 2016, the FASB issued ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting. This ASU eliminates the requirement for an investor to retrospectively apply the equity method when an investment that it had accounted for by another method qualifies for use of the equity method. This ASU was effective for fiscal years beginning after December 15, 2016, and interim periods therein. The adoption of this ASU did not impact the Company's financial statements.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, this ASU was effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods therein. See Note 13 - Share-based Compensation for information regarding the impact of this ASU on the Company's financial statements.
Effect of Newly Issued But Not Yet Effective Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU affects entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which deferred the effective date of ASU 2014-09 for public entities to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Our revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. We have completed our evaluation of the impact of ASU 2014-09 on components of our non-interest income and have not found any significant changes to our methodology of recognizing revenue. As required by ASU 2014-09, we will adopt the standard in the first quarter of 2018 and, at the time of this filing, we do not anticipate recording a cumulative effect adjustment to opening retained earnings because the adjustment was determined to be insignificant. We will include newly applicable revenue disclosures in our Form 10-Q for the quarter ended March 31, 2018.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurements of Financial Assets and Financial Liabilities. This ASU requires that all equity investments be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). This ASU also requires that an entity present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Additionally, this ASU requires that public business entities base their fair value disclosures for financial instruments that are not measured at fair value in the financial statements on the exit price notion. Currently, the Company values these financial instruments using an entry price notion consistent with the current guidance, and will be changing to the exit price notion in the first quarter of 2018 in

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

compliance with this ASU. For public business entities, this ASU is effective for annual periods beginning after December 15, 2017, and interim periods therein. The adoption of this ASU will not have a significant impact on the Company's financial statements and disclosures.
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
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This ASU removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held to maturity debt securities. Under current US GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. This revised guidance will remove all recognition thresholds and will require companies to recognize an allowance for lifetime expected credit losses. Credit losses will be immediately recognized through net income; the amount recognized will be based on the current estimate of contractual cash flows not expected to be collected over the financial asset’s contractual term. ASU 2016-13 also amends the credit loss measurement guidance for available for sale debt securities. For public business entities, this ASU is effective for financial statements issued for fiscal years and for interim periods within those fiscal years beginning after December 15, 2019. The Company is evaluating the impact of this ASU on its financial statements and disclosures.
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. This ASU is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows, including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investments. For public business entities, this ASU is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods therein. The adoption of this ASU will not have a significant impact on the Company's financial statements.
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
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. This ASU simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in today's two-step impairment test. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminates today’s requirement to calculate a goodwill impairment charge using Step 2, which requires an entity to calculate any impairment charge by comparing the implied fair value of goodwill with its carrying amount. For public business entities, this ASU is effective for annual periods beginning after December 15, 2019, and interim periods therein. The adoption of this ASU is not expected to have a significant impact on the Company's financial statements and disclosures.
In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities. This ASU requires certain premiums on callable debt securities to be amortized to the earliest call date. The amortization period for callable debt securities purchased at a discount will not be impacted. Under current GAAP, premiums on callable debt securities are generally amortized over the contractual life of the security. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2018, and interim periods therein. The adoption of this ASU is not expected to have a significant impact on the Company's financial statements and disclosures.

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

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Note 2 - Share Transactions
In August 2012, the Company's Board of Directors announced its intention to repurchase up to 5% of its total common shares outstanding, or approximately 1,978,871 shares. No shares of Company stock were repurchased under this program in 2017 or in 2016. During 2015, 357,950 shares were repurchased and retired at an average price of $22.32. At December 31, 2017, 1,537,121 shares remain available for future repurchases under the program.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Note 3 — Earnings Per Common Share
Basic earnings per common share is computed by dividing net income (which has been adjusted for distributed and undistributed earnings to participating securities) by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unvested restricted stock awards. Unvested restricted stock awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in ASC 260-10-45-60B. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock awards and options) were exercised or converted to common stock, or resulted in the issuance of common stock that then shared in the Company’s earnings. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unexercised stock options and unvested restricted stock awards. The dilutive effect of the unexercised stock options and unvested restricted stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. A reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Years Ended December 31,
	2017	2016	2015
Basic earnings per share:
Numerator:
Net income	$89,494	$97,821	$70,916
Distributed and undistributed earnings to participating securities	(318)	(497)	(534)
Income available to common shareholders	$89,176	$97,324	$70,382
Denominator:
Weighted average common shares outstanding	47,998,439	47,721,179	47,659,389
Less: Average unallocated ESOP shares	(1,220,516)	(1,301,356)	(1,464,324)
Average unvested restricted stock awards	(166,143)	(235,749)	(347,781)
Average shares for basic earnings per share	46,611,780	46,184,074	45,847,284
Basic earnings per common share	$1.91	$2.11	$1.54
Diluted earnings per share:
Numerator:
Income available to common shareholders	$89,176	$97,324	$70,382
Denominator:
Average shares for basic earnings per share	46,611,780	46,184,074	45,847,284
Dilutive effect of share-based compensation plan	526,738	300,893	278,163
Average shares for diluted earnings per share	47,138,518	46,484,967	46,125,447
Diluted earnings per common share	$1.89	$2.09	$1.53
Share awards excluded in the computation of diluted earnings per share because the exercise price was greater than the common stock average market price and were therefore anti-dilutive	623,666	1,384,784	1,012,771

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Note 4 - Securities
The amortized cost, related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss), and the fair value of securities available for sale ("AFS") were as follows:

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency residential mortgage-backed securities [1]	$191,216	$419	$2,169	$189,466
Agency commercial mortgage-backed securities [1]	9,360	—	125	9,235
Agency residential collateralized mortgage obligations [1]	187,637	4	3,425	184,216
US government and agency securities	1,590	81	—	1,671
Municipal bonds	35,196	241	308	35,129
Total securities	$424,999	$745	$6,027	$419,717
December 31, 2016
Agency residential mortgage-backed securities [1]	$220,744	$635	$2,828	$218,551
Agency commercial mortgage-backed securities [1]	9,422	—	75	9,347
Agency residential collateralized mortgage obligations [1]	87,959	22	1,452	86,529
US government and agency securities	2,150	101	—	2,251
Municipal bonds	38,417	47	627	37,837
Total securities	$358,692	$805	$4,982	$354,515

[1]	Mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
The amortized cost (carrying amount), unrealized gains and losses, and fair value of securities held to maturity ("HTM") were as follows:

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency residential mortgage-backed securities [1]	$57,334	$616	$646	$57,304
Agency commercial mortgage-backed securities [1]	27,435	589	98	27,926
Agency residential collateralized mortgage obligations [1]	27,112	265	99	27,278
Municipal bonds	61,628	1,079	289	62,418
Total securities	$173,509	$2,549	$1,132	$174,926
December 31, 2016
Agency residential mortgage-backed securities [1]	$74,881	$1,147	$817	$75,211
Agency commercial mortgage-backed securities [1]	28,023	836	166	28,693
Agency residential collateralized mortgage obligations [1]	40,707	697	33	41,371
Municipal bonds	66,776	1,635	705	67,706
Total securities	$210,387	$4,315	$1,721	$212,981

[1]	Mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

The amortized cost (carrying amount) and fair value of held to maturity debt securities and the fair value of available for sale debt securities at December 31, 2017 by contractual maturity are set forth below in the table below. Securities with contractual payments not due at a single maturity date, including mortgage backed securities and collateralized mortgage obligations, are shown separately.

	HTM		AFS
	Amortized Cost	Fair Value	Fair Value
Due in one year or less	$1,365	$1,373	$1,526
Due after one to five years	10,699	10,959	12,726
Due after five to ten years	44,059	44,628	16,731
Due after ten years	5,505	5,458	5,817
Agency residential mortgage-backed securities	57,334	57,304	189,466
Agency commercial mortgage-backed securities	27,435	27,926	9,235
Agency residential collateralized mortgage obligations	27,112	27,278	184,216
Total	$173,509	$174,926	$419,717
Securities with a carrying value of $256,451 and $224,674 at December 31, 2017 and 2016, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.
At December 31, 2017 and 2016, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies or U.S. Government Sponsored Enterprises, in an amount greater than 10% of shareholders’ equity.
Sales activity of securities for the years ended December 31, 2017, 2016 and 2015 was as follows. All securities sold were classified as available for sale.

	December 31,
	2017	2016	2015
Proceeds	$—	$7,700	$36,984
Gross gains	—	72	278
Gross losses	—	7	50
Tax expense of securities gains/losses reclassified from accumulated other comprehensive income	—	23	80

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Securities with unrealized losses at December 31, 2017 and 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

AFS	Less than 12 Months		12 Months or More		Total
December 31, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency residential mortgage-backed securities [1]	$59,545	$412	$100,214	$1,757	$159,759	$2,169
Agency commercial mortgage-backed securities [1]	9,235	125	—	—	9,235	125
Agency residential collateralized mortgage obligations [1]	128,869	1,860	49,171	1,565	178,040	3,425
Municipal bonds	10,114	72	6,583	236	16,697	308
Total temporarily impaired	$207,763	$2,469	$155,968	$3,558	$363,731	$6,027
December 31, 2016
Agency residential mortgage-backed securities [1]	$167,503	$2,770	$7,516	$58	$175,019	$2,828
Agency commercial mortgage-backed securities [1]	9,347	75	—	—	9,347	75
Agency residential collateralized mortgage obligations [1]	72,822	1,420	2,649	32	75,471	1,452
Municipal bonds	26,911	512	3,412	115	30,323	627
Total temporarily impaired	$276,583	$4,777	$13,577	$205	$290,160	$4,982

HTM	Less than 12 Months		12 Months or More		Total
December 31, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency residential mortgage-backed securities [1]	$20,397	$206	$16,909	$440	$37,306	$646
Agency commercial mortgage-backed securities [1]	3,685	26	3,484	72	7,169	98
Agency residential collateralized mortgage obligations [1]	8,008	64	2,267	35	10,275	99
Municipal bonds	9,313	80	10,486	209	19,799	289
Total temporarily impaired	$41,403	$376	$33,146	$756	$74,549	$1,132
December 31, 2016
Agency residential mortgage-backed securities [1]	$41,375	$817	$—	$—	$41,375	$817
Agency commercial mortgage-backed securities [1]	7,273	166	—	—	7,273	166
Agency residential collateralized mortgage obligations [1]	6,322	11	1,451	22	7,773	33
Municipal bonds	19,362	658	1,045	47	20,407	705
Total temporarily impaired	$74,332	$1,652	$2,496	$69	$76,828	$1,721

[1]	Mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
As of December 31, 2017, 259 securities had unrealized losses, 122 of which had been in an unrealized loss position for over 12 months at December 31, 2017. The Company does not believe these unrealized losses are other-than-temporary and expects full collection of the carrying amount of these securities. At December 31, 2017, the Company does not intend to sell the securities in an unrealized loss position, and it is not more-likely-than-not that the Company will be required to sell the securities prior to recovery of amortized cost. All principal and interest payments are being received on time and in full.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Note 5 - Loans
Loans consist of the following:

	December 31, 2017	December 31, 2016
Loans held for sale, at fair value	$16,707	$21,279

Loans held for investment:
Commercial real estate	$3,019,339	$2,670,455
Commercial and industrial	2,093,307	1,971,160
Construction and land	277,864	294,894
Consumer real estate	1,213,434	1,074,923
Other consumer	45,506	53,991
Gross loans held for investment, excluding Warehouse Purchase Program	6,649,450	6,065,423
Net of:
Deferred costs (fees) and discounts, net	6,380	(2,251)
Allowance for loan losses	(71,301)	(64,576)
Net loans held for investment, excluding Warehouse Purchase Program	6,584,529	5,998,596
Warehouse Purchase Program	1,154,588	1,055,341
Total loans held for investment	$7,739,117	$7,053,937
Activity in the allowance for loan losses for the years ended December 31, 2017, 2016 and 2015, segregated by portfolio segment and evaluation for impairment, is set forth below. The below activity does not include Warehouse Purchase Program loans, which are collectively evaluated for impairment and are purchased under several contractual requirements, providing safeguards to the Company. To date, the Company has not experienced a loss on its Warehouse Purchase Program loans and no allowance for loan losses has been allocated to them. At December 31, 2017, 2016 and 2015, the allowance for loan impairment related to purchased credit impaired ("PCI") loans totaled $269, $180, and $150, respectively.

For the year ended December 31, 2017	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance	$18,303	$35,464	$5,075	$4,484	$1,250	$64,576
Charge-offs	(16)	(32,846)	(418)	(96)	(1,366)	(34,742)
Recoveries	205	405	75	42	640	1,367
Provision expense (benefit)	3,095	35,982	(88)	408	703	40,100
Ending balance	$21,587	$39,005	$4,644	$4,838	$1,227	$71,301
Allowance ending balance:
Individually evaluated for impairment	$—	$10,527	$—	$230	$34	$10,791
Collectively evaluated for impairment	21,587	28,478	4,644	4,608	1,193	60,510
Loans:
Individually evaluated for impairment	4,134	84,005	—	2,992	35	91,166
Collectively evaluated for impairment	3,012,892	2,009,126	277,864	1,209,550	45,288	6,554,720
PCI loans	2,313	176	—	892	183	3,564
Ending balance	$3,019,339	$2,093,307	$277,864	$1,213,434	$45,506	$6,649,450

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

For the year ended December 31, 2016	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance	$14,123	$24,975	$3,013	$3,992	$990	$47,093
Charge-offs	(79)	(7,746)	—	(107)	(927)	(8,859)
Recoveries	21	472	—	109	340	942
Provision expense	4,238	17,763	2,062	490	847	25,400
Ending balance	$18,303	$35,464	$5,075	$4,484	$1,250	$64,576
Allowance ending balance:
Individually evaluated for impairment	$300	$4,521	$—	$138	$52	$5,011
Collectively evaluated for impairment	18,003	30,943	5,075	4,346	1,198	59,565
Loans:
Individually evaluated for impairment	5,195	86,664	11,385	3,300	75	106,619
Collectively evaluated for impairment	2,659,644	1,884,263	283,509	1,070,732	53,683	5,951,831
PCI loans	5,616	233	—	891	233	6,973
Ending balance	$2,670,455	$1,971,160	$294,894	$1,074,923	$53,991	$6,065,423

For the year ended December 31, 2015	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance	$11,830	$9,068	$174	$4,069	$408	$25,549
Charge-offs	(167)	(3,129)	—	(321)	(1,090)	(4,707)
Recoveries	29	246	—	85	426	786
Provision expense	2,431	18,790	2,839	159	1,246	25,465
Ending balance	$14,123	$24,975	$3,013	$3,992	$990	$47,093
Allowance ending balance:
Individually evaluated for impairment	$366	$1,470	$—	$81	$61	$1,978
Collectively evaluated for impairment	13,757	23,505	3,013	3,911	929	45,115
Loans:
Individually evaluated for impairment	11,580	16,906	33	4,767	120	33,406
Collectively evaluated for impairment	2,155,351	1,595,548	269,675	931,140	69,433	5,021,147
PCI loans	10,612	215	—	850	277	11,954
Ending balance	$2,177,543	$1,612,669	$269,708	$936,757	$69,830	$5,066,507
Changes in the allowance for off-balance sheet credit losses on lending-related commitments and guarantees on credit card debt, included in "accrued expenses and other liabilities" on the consolidated balance sheets, are summarized in the following table. Please see Note 17 - Commitments and Contingent Liabilities for more information.

	Years Ended December 31,
	2017	2016
Balance at beginning of period	$1,573	$73
Charge-offs on lending-related commitments	—	—
Provision (recovery) for credit losses on lending-related commitments	(644)	1,500
Balance at end of period	$929	$1,573

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Impaired loans at December 31, 2017 and 2016, were as follows 1:

December 31, 2017	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial real estate	$4,411	$4,134	$—	$4,134	$—
Commercial and industrial	89,713	48,463	35,542	84,005	10,502
Consumer real estate	3,545	2,985	7	2,992	7
Other consumer	71	16	19	35	13
Total	$97,740	$55,598	$35,568	$91,166	$10,522
December 31, 2016
Commercial real estate	$5,388	$4,429	$766	$5,195	$272
Commercial and industrial	87,756	73,377	13,287	86,664	4,519
Construction and land	11,384	11,385	—	11,385	—
Consumer real estate	3,766	3,290	10	3,300	10
Other consumer	107	33	42	75	30
Total	$108,401	$92,514	$14,105	$106,619	$4,831

[1]	No Warehouse Purchase Program loans were impaired at December 31, 2017 or 2016. Loans reported do not include PCI loans.
Income on impaired loans at December 31, 2017, 2016 and 2015, was as follows1

	December 31, 2017		December 31, 2016		December 31, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate	$4,421	$8	$5,240	$9	$8,178	$24
Commercial and industrial	83,508	—	28,634	1	19,595	8
Construction and land	2,273	—	901	—	84	—
Consumer real estate	2,786	14	4,831	14	5,269	7
Other consumer	264	4	95	4	202	2
Total	$93,252	$26	$39,701	$28	$33,328	$41

[1]	Loans reported do not include PCI loans.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

No loans past due over 90 days were still accruing interest at December 31, 2017. At December 31, 2016, loans past due over 90 days still accruing interest totaled $141, which consisted entirely of PCI loans. At December 31, 2017, no PCI loans were considered non-performing loans. No Warehouse Purchase Program loans were non-performing at December 31, 2017 or 2016.
Non-performing loans were as follows:

	December 31,
	2017	2016
Commercial real estate	$4,134	$5,195
Commercial and industrial	84,003	86,664
Construction and land	—	11,385
Consumer real estate	6,190	7,987
Other consumer	76	158
Total	$94,403	$111,389
For the years ended December 31, 2017, 2016 and 2015, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $4,229, $1,746 and $1,594, respectively. No interest income was recorded on these loans for the years ended December 31, 2017, 2016 and 2015.
The outstanding balances of TDRs are shown below:

	December 31,
	2017	2016
Nonaccrual TDRs (1)	$17,294	$11,701
Performing TDRs (2)	768	454
Total	$18,062	$12,155
Outstanding commitments to lend additional funds to borrowers with TDR loans	—	—

[1]	Nonaccrual TDR loans are included in the nonaccrual loan totals.

[2]	Performing TDR loans are loans that have been performing under the restructured terms for at least six months and the Company is accruing interest on these loans.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

The following table provides the recorded balances of loans modified as a TDR during the years ended December 31, 2017, 2016 and 2015.

December 31, 2017	Principal Deferrals		Combination of Rate Reduction & Principal Deferral	Other		Total
Commercial and industrial	$38		$131	$14,063	(1)	$14,232
Total	$38		$131	$14,063		$14,232
December 31, 2016
Commercial and industrial	$685		$—	$7,090	(1)	$7,775
Consumer real estate	—		79	—		79
Other consumer	1		—	—		1
Total	$686		$79	$7,090		$7,855
December 31, 2015
Commercial real estate	$100		$—	$—		$100
Commercial and industrial	—		—	191		191
Consumer real estate	209	(2)	60	36		305
Other consumer	1		—	3		4
Total	$310		$60	$230		$600

[1]	Reserve-based energy relationships where the primary modification consisted of suspension of required borrowing base payments.

[2]
Principal deferrals include Chapter 7 bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt. Such loans are placed on non-accrual status.

Loans modified as a TDR during the years ended December 31, 2017, 2016 and 2015, which experienced a subsequent payment default during the periods, are shown below. A payment default is defined as a loan that was 90 days or more past due.

	Years Ended December 31,
	2017	2016	2015
Consumer real estate	$—	$31	$178
Loans acquired with evidence of credit quality deterioration at acquisition, for which it was probable that the Company would not be able to collect all contractual amounts due, were accounted for as PCI loans. The carrying amount of PCI loans included in the consolidated balance sheets and the related outstanding balances at December 31, 2017 and 2016 are set forth in the table below. The outstanding balance represents the total amount owed, including accrued but unpaid interest, and any amounts previously charged off.

	December 31,
	2017	2016
Carrying amount [1]	$3,295	$6,793
Outstanding balance	3,992	7,597
1 The carrying amounts are reported net of allowance for loan losses of $269 and $180 as of December 31, 2017 and 2016.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Changes in the accretable yield for PCI loans for the years ended December 31, 2017 and 2016, are as follows:

	December 31,
	2017	2016
Balance at beginning of period	$2,515	$3,356
Reclassifications from nonaccretable	602	429
Disposals	(187)	(359)
Accretion	(651)	(911)
Balance at end of period	$2,279	$2,515
Below is an analysis of the age of recorded investment in loans that were past due at December 31, 2017 and 2016. No Warehouse Purchase Program loans were delinquent at December 31, 2017 or 2016 and therefore are not included in the following table.

December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Loans Past Due	Current Loans [1]	Total Loans
Commercial real estate	$9,414	$—	$250	$9,664	$3,009,675	$3,019,339
Commercial and industrial	918	284	7,350	8,552	2,084,755	2,093,307
Construction and land	9,354	—	—	9,354	268,510	277,864
Consumer real estate	16,436	2,928	1,367	20,731	1,192,703	1,213,434
Other consumer	891	34	2	927	44,579	45,506
Total	$37,013	$3,246	$8,969	$49,228	$6,600,222	$6,649,450
December 31, 2016
Commercial real estate	$1,829	$72	$766	$2,667	$2,667,788	$2,670,455
Commercial and industrial	20,910	495	46	21,451	1,949,709	1,971,160
Construction and land	19,517	283	—	19,800	275,094	294,894
Consumer real estate	10,487	1,916	1,199	13,602	1,061,321	1,074,923
Other consumer	1,523	31	6	1,560	52,431	53,991
Total	$54,266	$2,797	$2,017	$59,080	$6,006,343	$6,065,423

[1]	Includes acquired PCI loans with a total carrying value of $3,338 and $6,729 at December 31, 2017 and 2016, respectively.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

The recorded investment in loans by credit quality indicators at December 31, 2017 and 2016, was as follows.
Real Estate and Commercial and Industrial Credit Exposure
Credit Risk Profile by Internally Assigned Grade

December 31, 2017	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate
Grade:[1]
Pass	$2,980,656	$1,953,496	$277,864	$1,203,236
Special Mention	30,656	43,161	—	1,408
Substandard	8,027	96,546	—	7,762
Doubtful	—	104	—	1,028
Total	$3,019,339	$2,093,307	$277,864	$1,213,434
December 31, 2016
Grade:[1]
Pass	$2,648,842	$1,712,171	$283,423	$1,062,549
Special Mention	7,972	155,110	—	2,083
Substandard	12,875	103,815	11,471	8,252
Doubtful	766	64	—	2,039
Total	$2,670,455	$1,971,160	$294,894	$1,074,923

[1]
PCI loans are included in the substandard or doubtful categories for December 31, 2017 and 2016, respectively. These categories are generally consistent with the "substandard" and "doubtful" categories as defined by regulatory authorities.

Warehouse Purchase Program Credit Exposure
All Warehouse Purchase Program loans were graded pass as of December 31, 2017 and 2016.
Consumer Other Credit Exposure
Credit Risk Profile Based on Payment Activity

	December 31, 2017	December 31, 2016
Performing	$45,430	$53,833
Non-performing	76	158
Total	$45,506	$53,991

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Note 6 - Fair Value
ASC 820, “Fair Value Measurements and Disclosures,” establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
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
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Fair Value Measurements Using Level 2
	December 31, 2017	December 31, 2016
Assets:
Agency residential mortgage-backed securities	$189,466	$218,551
Agency commercial mortgage-backed securities	9,235	9,347
Agency residential collateralized mortgage obligations	184,216	86,529
US government and agency securities	1,671	2,251
Municipal bonds	35,129	37,837
Total securities available for sale	$419,717	$354,515

Loans held for sale[1]	$16,707	$21,279
Derivative financial instruments:
Interest rate lock commitments	358	379
Forward mortgage-backed securities trades	7	36
Loan customer counterparty	—	—
Financial institution counterparty	1,735	1,369
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	—	—
Forward mortgage-backed securities trades	18	80
Loan customer counterparty	1,735	1,369
Financial institution counterparty	—	—

[1]
At December 31, 2017, loans held for sale had an aggregate outstanding principal balance of $16,242. There were no mortgage loans held for sale that were 90 days or greater past due or on non-accrual at December 31, 2017.

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
Assets and Liabilities Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below. There were no liabilities measured at fair value on a non-recurring basis as of December 31, 2017 or 2016.

	Fair Value Measurements Using Level 3
	December 31, 2017	December 31, 2016
Assets:
Impaired loans	$25,046	$9,274
Foreclosed assets:
Commercial real estate	6,694	10,638
Construction and land	859	194
Consumer real estate	192	—
Other	687	6
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
Foreclosed assets - These assets are measured at the lower of book or fair value less costs to sell using third party appraisals, listing agreements or sale contracts, which may be adjusted by additional Level 3 inputs, such as discounts of market value, estimated marketing costs and estimated legal expenses. Management may also consider additional adjustments on specific properties due to the age of the appraisal, expected holding period, lack of comparable sales, or if the other real estate owned is

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

a special use property. At December 31, 2017, the Company had $400 in residential mortgage loans in the process of foreclosure.
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
Fair Value of Financial Instruments Not Recorded at Fair Value
The carrying amount and fair value information of financial instruments not recorded at fair value in their entirety on a recurring basis on the Company's consolidated balance sheets at December 31, 2017 and 2016, were as follows:

		Fair Value
December 31, 2017	Carrying Amount	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$293,456	$293,456	$—	$—
Securities held to maturity	173,509	—	174,926	—
Loans held for investment, net	6,584,529	—	—	6,651,207
Loans held for investment - Warehouse Purchase Program	1,154,588	—	—	1,171,354
FHLB and other restricted securities, at cost	64,790	—	64,790	—
Accrued interest receivable	24,596	24,596	—	—
Financial liabilities
Deposits	$6,767,683	$—	$—	$6,326,572
FHLB advances	1,043,163	—	—	1,043,416
Repurchase agreements	84,676	—	—	81,041
Subordinated debt	134,522	—	—	141,972
Accrued interest payable	2,729	2,729	—	—
December 31, 2016
Financial assets
Cash and cash equivalents	$289,212	$289,212	$—	$—
Securities held to maturity	210,387	—	212,981	—
Loans held for investment, net	5,998,596	—	—	6,080,165
Loans held for investment - Warehouse Purchase Program	1,055,341	—	—	1,055,219
FHLB and other restricted securities, at cost	43,266	—	43,266	—
Accrued interest receivable	20,347	20,347	—	—
Financial liabilities
Deposits	$6,365,476	$—	$—	$5,989,933
FHLB advances	833,682	—	—	830,930
Repurchase agreement	86,691	—	—	84,265
Subordinated debt	134,032	—	—	121,743
Accrued interest payable	2,111	2,111	—	—
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
Loans held for investment (including Warehouse Purchase Program loans) - Fair value is based on discounted cash flows using current market offering rates and estimated life.
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

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Note 7 — Derivative Financial Instruments
The following table provides the outstanding notional balances and fair values of outstanding derivative positions at December 31, 2017 and 2016.

	December 31, 2017			December 31, 2016
	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$10,337	$358	$—	$10,952	$379	$—
Forward mortgage-backed securities trades	19,788	7	18	18,613	36	80
Commercial loan interest rate swaps and caps:
Loan customer counterparty	114,594	—	1,735	112,294	—	1,369
Financial institution counterparty	114,594	1,735	—	112,294	1,369	—
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
The commercial loan customer counterparty weighted average received and paid interest rates for interest rate swaps outstanding at December 31, 2017 and 2016 are presented in the following table.

	Weighted-Average Interest Rate
	December 31, 2017		December 31, 2016
	Received	Paid	Received	Paid
Loan customer counterparty	2.52%	2.54%	3.12%	2.36%
Our credit exposure on interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $32 at December 31, 2017. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. Our credit exposure, net of collateral pledged, relating to interest rate swaps with upstream financial institution counter-parties was approximately $1,752 at December 31, 2017.  A credit support annex is in place and allows the bank to call collateral from upstream financial institution counter-parties. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. Our cash collateral pledged for interest rate swaps and included in our interest-bearing deposits, which totaled $1,950 and $1,950 at December 31, 2017 and 2016 respectively, is in excess of our credit exposure.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

The initial and subsequent changes in the fair value of IRLCs and the forward sales of mortgage-back securities are recorded in net gain on sale of mortgage loans. These gains and losses were not attributable to instrument-specific credit risk. For interest rate swaps and caps, because we act as an intermediary for our customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on our results of operations. Income (loss) for the years ended December 31, 2017, 2016 and 2015 was as follows:

Derivatives not designated as hedging instruments	Years Ended December 31,
	2017	2016	2015
IRLC's	$(21)	$(43)	$8
Forward mortgage-backed securities trades	(479)	13	(195)

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Note 8 — Premises and Equipment
Premises and equipment were as follows:

	December 31,
	2017	2016
Land	$22,140	$23,636
Buildings	57,079	59,298
Furniture, fixtures and equipment	20,218	19,561
Leasehold improvements	10,055	7,674
	109,492	110,169
Less: accumulated depreciation	(39,799)	(35,943)
Total	$69,693	$74,226
Depreciation expense was $6,389, $6,186 and $6,550 for 2017, 2016 and 2015, respectively.
Operating Leases: The Company leases certain bank or loan production office properties and equipment under operating leases. Certain leases contain renewal options that may be exercised. Rent expense was $7,322, $7,928 and $6,895 for 2017, 2016 and 2015, respectively.
Rent commitments, before considering applicable renewal options, as of December 31, 2017, were as follows:

Balance
2018	$5,725
2019	5,069
2020	4,696
2021	4,443
2022	3,735
Thereafter	16,303
Total	$39,971
The Company leases office space in certain locations to other unaffiliated tenants. Rental income of $1,102 was recognized during 2017. This rental income is recorded in the consolidated statement of income as an offset to occupancy expense. Aggregate future minimum rental payments to be received under non-cancelable subleases at December 31, 2017, were $105. At December 31, 2017, the Company had no commitments for future locations and held one parcel of land for future development. The Company sold a parcel of land in January 2017, resulting in a gain of $1,304.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Note 9 - Goodwill and Core Deposit Intangibles

Changes in the carrying amount of the Company's goodwill and core deposit intangibles (“CDI”) for years ended December 31, 2017 and 2016, were as follows:

	Goodwill	Core Deposit Intangibles
Balance as of December 31, 2015	$180,776	$1,030
Disposition of insurance subsidiary goodwill upon the sale of subsidiary operations	(2,217)	—
Amortization of core deposit intangible	—	(365)
Balance as of December 31, 2016	178,559	665
Amortization of core deposit intangible	—	(263)
Balance as of December 31, 2017	$178,559	$402

CDI are amortized on an accelerated basis over their estimated lives with a weighted average amortization period of 8 years. The CDI amortization expense is reported in other non-interest expense on the Company's consolidated statements of income. The estimated aggregate future amortization expense for CDI remaining as of December 31, 2017 is as follows:

Balance
2018	$156
2019	101
2020	73
2021	48
2022	24
Thereafter	—

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Note 10 - Deposits
Time deposits of $250 or more totaled $1,009,855 and $951,688 at December 31, 2017 and 2016, respectively. The $250 FDIC insurance coverage limit applies per depositor, per insured depository institution, for each account ownership category.
At December 31, 2017 and 2016, the Company had $400,716 and $355,455 in reciprocal deposits, respectively. These consisted entirely of certificates of deposit made under the Company's participation in the Certificate of Deposit Account Registry Service® (CDARS®) and Insured Cash Sweep (ICS) money market product. Through CDARS®, the Company can provide a depositor the ability to place up to $50,000 on deposit with the Company while receiving FDIC insurance on the entire deposit by placing customer funds in excess of the FDIC deposit limits with other financial institutions in the CDARS® network. In return, these financial institutions place customer funds with the Company on a reciprocal basis. Similarly, customer funds in our ICS money market product are swept from a transaction account at the Company into money market accounts at multiple banks to allow access to FDIC insurance coverage through multiple accounts, up to $75,000. Regulators consider reciprocal deposits to be brokered deposits.

At December 31, 2017, scheduled maturities of time deposits for the next five years with the weighted average rate at the end of the period were as follows:

	Balance	Weighted Average Rate
2018	$860,102	1.16%
2019	383,687	1.57
2020	41,093	1.47
2021	59,074	1.59
2022 and thereafter	23,434	1.57
Total	$1,367,390	1.31%
At December 31, 2017 and 2016, the Company's deposits included public funds totaling $972,226 and $1,001,820, respectively. At December 31, 2017 and 2016, overdrawn deposits of $473 and $340 were reclassified as unsecured consumer loans.
Interest expense on deposits is summarized as follows:

	Years Ended December 31,
	2017	2016	2015
Interest-bearing demand	$5,475	$3,974	$3,297
Savings and money market	16,845	7,288	3,644
Time	14,374	9,772	6,186
Total	$36,694	$21,034	$13,127

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Note 11 - Borrowed Funds

Borrowed funds are summarized as follows:

	December 31,
	2017		2016
	Amount	Rate[1]	Amount	Rate[1]
Federal Home Loan Bank advances	$1,043,163	1.51%	$833,682	0.71%
Repurchase Agreements
Credit Suisse structured repurchase agreement	25,000	3.02	25,000	3.02
Overnight repurchase agreements with depositors	59,676	1.18	61,691	0.15
Subordinated Debt
Fixed to floating rate note maturing on December 1, 2025	125,000	5.50	125,000	5.58
Junior subordinated debentures	15,464	3.29	15,464	2.66

[1]	Rate at period-end, with the exception of the fixed to floating rate subordinated debt note, which is a weighted average rate calculated using period-end rates.
Federal Home Loan Bank ("FHLB") Advances
At December 31, 2017, advances from the FHLB had interest rates ranging from 1.30% to 6.00%. At December 31, 2016, advances from the FHLB had interest rates ranging from 0.46% to 6.00%. At December 31, 2017, the Company had $200,000 in variable rate FHLB advances.
In 2010, certain FHLB fixed-rate advances were modified. The early repayment of the debt resulted in a prepayment penalty, which is being amortized to interest expense as an adjustment to the cost of the new FHLB advances. The prepayment penalty, net of accumulated amortization, was $0 and $27 at December 31, 2017 and 2016. The amortization expense resulting from the prepayment penalty was fully amortized in September 2017.
The FHLB advances were collateralized by mortgage and commercial loans with collateral values of $2,106,571 and $1,877,506 under a blanket lien arrangement at December 31, 2017 and 2016, respectively. Additionally, securities safekept at FHLB and FHLB stock are used as collateral for advances. Based on this collateral, the Company was eligible to borrow an additional $2,084,944 and $1,821,693 at December 31, 2017 and 2016, respectively. The current agreement provided for a maximum borrowing amount of approximately $4,072,477 and $3,601,739 at December 31, 2017 and 2016, respectively.
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
In April 2008, the Company entered into a 10-year term structured repurchase callable agreement for $25,000 to leverage the balance sheet and increase liquidity. The interest rate adjusts quarterly to 6.25% less the 90 day LIBOR, subject to a lifetime cap of 3.02%. At December 31, 2017, the Company also had $59,676 in overnight repurchase agreements with depositors.
Subordinated Debt
In November 2015, the Company issued $75,000 of Fixed-to-Floating Rate Subordinated Notes (the “Notes”) that mature on December 1, 2025 (the “Maturity Date”). In September 2016, the Company issued an additional $50,000 of Notes that mature on the Maturity Date. The Notes, which qualify as Tier 2 capital for regulatory purposes, have an interest rate of 5.50% and 5.69%, respectively, per annum, payable semi-annually on each December 1 and June 1 through December 1, 2020. From and

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

including December 1, 2020 through maturity or earlier redemption, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month LIBOR rate plus 3.99%, payable on March 1, June 1, September 1, and December 1 of each year through the maturity date or earlier redemption. The Company may, at its option, beginning on December 1, 2020 and on any scheduled interest payment date thereafter, redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption. Any partial redemption will be made pro rata among all of the holders.
The Notes were sold at an underwriting discount and the discount, as well as debt issuance costs, are netted against the subordinated debt liability on the balance sheet in accordance with ASU 2015-03. The unamortized underwriting discount and debt issuance costs totaled $2,405 at December 31, 2017. The Notes are subordinated in right of payment to all of the Company's senior indebtedness and effectively subordinated to all existing and future debt and all other liabilities of the Company's subsidiaries.
Upon the acquisition of LegacyTexas Group, Inc., the Company acquired $15,000 (15,000 shares with a liquidation amount of $1 per security) of Floating Rate Cumulative Trust Preferred Securities ("TruPS") and $464 of common stock through an unconsolidated subsidiary, Legacy Capital Trust III ("Trust III"). Trust III invested the total proceeds from the sale of TruPS and common stock (totaling $15,464) in floating rate Junior Subordinated Debentures (the "Trust III Debentures") issued by the Company. The terms of the Trust III Debentures are such that they qualify as Tier I capital for regulatory purposes. Interest on the Trust III Debentures is payable quarterly on March 15, June 15, September 15 and December 15 of each year, at a rate equal to the three month LIBOR rate plus 1.70% (3.29% at December 31, 2017). Principal is due at maturity on December 15, 2036. The TruPS are guaranteed by the Company and are subject to redemption. The Company may redeem the Trust III Debentures, in whole or in part, on any March 15, June 15, September 15 and December 15 at an amount equal to the principal amount being redeemed plus accrued and unpaid interest to the redemption date. At December 31, 2017 and 2016, the Trust III Debentures were reduced by a purchase accounting fair value discount of $3,537 and $3,723, respectively.
Also upon the acquisition of LegacyTexas Group, Inc., the Company acquired $15,000 of TruPS and $464 of common stock through an unconsolidated subsidiary. The subsidiary invested the total proceeds from the sale of the TruPS and common stock in floating rate Junior Subordinated Debentures issued by LegacyTexas Group, Inc. On April 7, 2015, the Company paid this debt in full.
Other Borrowing Information
At December 31, 2017, borrowed funds, reported gross of purchase accounting fair value discounts, prepayment penalties and debt issuance costs, were structured to contractually pay down as follows:

	FHLB Advances	Repurchase Agreements	Subordinated Debt	Total
2018	$1,037,754	$84,676	$—	$1,122,430
2019	2,313	—	—	2,313
2020	932	—	—	932
2021	856	—	—	856
2022	695	—	—	695
Thereafter	613	—	140,464	141,077
	$1,043,163	$84,676	$140,464	$1,268,303
Upon the acquisition of LegacyTexas Group, Inc., the Company assumed long-term notes totaling $8,900. These notes were paid off during the first quarter of 2015.
At December 31, 2017 and 2016, the Company had borrowing availability representing the collateral value assigned to the securities pledged to the discount window through the FRB of $78,616 and $46,725, respectively. Additionally, uncommitted, unsecured Fed Fund lines of credit totaling $250,000 and $255,000 were available at December 31, 2017 and 2016, respectively, from multiple correspondent banks.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Note 12 — Benefits
Employee Stock Ownership (“ESOP”) and 401(k) Plan: The Company offers a KSOP plan composed of an ESOP and 401(k) plan. Employees may participate under the 401(k) portion of the KSOP as of the date they first complete an hour of service with the Bank.  Employees are eligible to receive a matching contribution of 100% of employee contributions up to a maximum of 5% of the employee's qualifying compensation. Matching expense for 2017, 2016 and 2015 was $2,571, $2,479 and $2,130, respectively.
The ESOP portion of the KSOP was established in connection with the Company's 2006 minority stock offering. In 2006 the ESOP purchased shares of common stock financed by a term loan from the Company. This note was fully repaid in September 2016, and all shares have been allocated to participant accounts. In 2010, in connection with our second step conversion to a full stock company, the ESOP purchased 1,588,587 shares of common stock with proceeds from a 30 year note in the amount of $15,886 from the Company. At December 31, 2017, the ESOP held 2,298,076 shares, of which 1,105,983 shares were allocated to participants and 1,192,093 were unallocated. The fair value of unallocated shares at December 31, 2017 was $50,318.
The Company's Board of Directors determines the amount of contribution to the ESOP annually but is required to make contributions sufficient to service the ESOP's debt. Dividends on unallocated shares held by the ESOP are applied to the ESOP note payable. Shares are released for allocation to eligible employees as the ESOP debt is repaid. Eligible employees receive an allocation of released shares at the end of the calendar year on a relative compensation basis. Employees are eligible if they meet the minimum service and eligibility requirements. The dividends paid on allocated shares are paid to employee accounts. Contributions to the ESOP were $842, $1,468, and $2,060 during 2017, 2016 and 2015, and expense was $2,074, $3,174 and $4,914 for December 31, 2017, 2016 and 2015, respectively.
Deferred Compensation Plan: The Company has entered into certain non-qualified deferred compensation agreements with members of the executive management team, directors and certain employees. These agreements, which are subject to the rules of section 409(a) of the Internal Revenue Code, relate to the voluntary deferral of compensation received and do not have an employer contribution. The accrued liability as of December 31, 2017 and 2016 was $3,393 and $3,344, respectively.
Included in other assets is a universal life insurance policy, as well as variable and fixed annuity contracts, totaling $3,588 and $3,534 at December 31, 2017 and 2016, respectively. The Company is the owner and beneficiary of the policy, which pays interest on the funds invested. The life insurance policy is recorded at the net cash surrender value, or the amount that can be realized.
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
The Company also is the sole owner of other life insurance policies that do not share the death benefit with the employees. The total balance of the bank-owned life insurance policies, reported as an asset, at December 31, 2017 and 2016 totaled $57,684 and $56,477.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Note 13 - Share-based Compensation

The 2017 Omnibus Incentive Plan (the "2017 Plan") was approved at the Company's 2017 annual meeting of shareholders, held on May 22, 2017. Prior to approval of the 2017 Plan by shareholders, the Company had in effect the 2012 and 2007 Equity Incentive Plans (the “Prior Plans” and together with the 2017 Plan, the “Plans”). No further awards will be made under the Prior Plans and shares reserved to make new awards under the Prior Plans have been released; however, shares reserved to fund issued and outstanding awards under the Prior Plans continue to be reserved to provide for those awards.  All awards outstanding under the Prior Plans remain outstanding in accordance with their terms.  Each outstanding award under the Prior Plans continue to be governed solely by the terms of the documents evidencing such award, and no provision of the 2017 Plan is deemed to affect or otherwise modify the rights or obligations of the holders of such awards with respect to their acquisition of Company shares. The 2017 Plan permits the granting of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and cash awards to participants. Eligible participants under the 2017 Plan include employees and directors (including advisory and emeritus directors) of the Company and its subsidiaries. There are 3,250,000 total shares authorized under the 2017 Plan, with a fungible share rate of 2.5-for-1 for full-value awards (stock-based awards other than stock options and stock appreciation rights). As of December 31, 2017, 10,500 shares had been issued under the 2017 Plan.
Compensation cost charged to income for share-based compensation, which is reported in non-interest expense as salaries and employee benefits expense, is presented below:

	Years ended December 31,
	2017	2016	2015
Restricted stock	$3,581	$3,477	$3,459
Stock options	3,881	2,537	2,018
Income tax benefit	2,612	2,105	1,917
A summary of activity in the restricted stock portion of the Company's Plans for 2017, 2016 and 2015 is presented below:

	Time-Vested Shares		Performance-Based Shares
	Shares	Weighted- Average Grant Date Fair Value per Share [1]	Shares	Weighted- Average Grant Date Fair Value per Share [2]
Non-vested at January 1, 2015	297,603	$20.45	82,400	$23.89
Granted	80,000	21.23	—	—
Vested	(131,142)	19.98	(20,600)	23.89
Non-vested at December 31, 2015	246,461	20.98	61,800	25.02
Granted	55,180	29.29	40,200	29.29
Vested	(101,465)	20.70	(20,600)	25.02
Non-vested at December 31, 2016	200,176	23.79	81,400	43.06
Granted	19,208	38.92	12,208	39.90
Vested	(90,796)	21.67	(20,600)	41.32
Non-vested at December 31, 2017	128,588	$27.27	73,008	$42.21

[1]	For restricted stock awards with time-based vesting conditions, the grant date fair value is based upon the closing stock price as quoted on the Nasdaq Stock Market on the grant date.

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
As of December 31, 2017, there was $2,887 of total unrecognized compensation expense related to non-vested restricted shares awarded under the Company's Plans. That expense is expected to be recognized over a weighted-average period of 1.1 years. The total fair value of shares vested during the years ended December 31, 2017 and 2016, was $2,819 and $2,615, respectively.
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
The weighted average fair value of stock options granted during 2017, 2016 and 2015 was $10.76, $7.77 and $6.82, respectively. The fair value of options granted was determined using the following weighted-average assumptions as of grant date:

	2017	2016	2015
Risk-free interest rate	2.18%	1.37%	1.80%
Expected term of stock options (years)	6.2	6.3	6.2
Expected stock price volatility	31.85%	32.07%	31.14%
Expected dividends	1.61%	1.93%	1.95%

A summary of activity in the stock option portion of the Company's Plans as of the years ended December 31, 2017, 2016 and 2015 is presented below:

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Options	Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	1,370,873	$20.27	8.0	$5,679
Granted	633,000	25.66
Exercised	(58,855)	16.12
Forfeited	(79,268)	20.89
Outstanding at December 31, 2015	1,865,750	22.21	7.9	6,401
Granted	392,838	29.15
Exercised	(175,192)	19.08
Forfeited	(75,316)	25.57
Outstanding at December 31, 2016	2,008,080	23.71	9.5	38,850
Granted	513,375	37.15
Exercised	(221,984)	21.23
Forfeited	(92,228)	28.80
Outstanding at December 31, 2017	2,207,243	$26.88	10.1	$33,848
Fully vested and expected to vest	2,191,740	$26.82	10.1	$33,725
Exercisable at December 31, 2017	966,527	$22.11	7.5	$19,425
As of December 31, 2017, there was $8,013 of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over a weighted-average period of 1.9 years. At December 31, 2017, the Company applied an estimated forfeiture rate of 5% based on historical activity. The intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The total intrinsic value of stock options exercised was $4,084, $2,251 and $644 for years ended December 31, 2017, 2016 and 2015, respectively.
Effective January 1, 2017, the Company changed the accounting for income taxes upon the vesting of stock options and restricted stock to be in accordance with ASC 718, as modified by ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. Prior to the implementation of ASU 2016-09, the tax effects of income tax deductions in excess of compensation cost (windfalls) were recorded in additional paid-in capital, and the tax effects of compensation cost in excess of income tax deductions (shortfalls) were recorded in additional paid-in capital to the extent of previously recognized windfalls, with the remainder recorded in income tax expense. Under ASU 2016-09, all tax effects of windfalls and shortfalls related to share-based payments are recorded through the income statement. Prior period balances were not adjusted.
For the year ended December 31, 2017, we recognized income tax deductions in excess of compensation cost of $4,510 for share-based payment awards, which resulted in a tax benefit of $1,578 recorded as a reduction of income tax expense. The classification of excess tax benefits on the statement of cash flows will be shown as an operating activity.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Note 14 — Income Taxes
The Tax Cuts and Jobs Act (the "Act",) which was enacted on December 22, 2017, made key changes to the U.S. tax law, including the reduction of the U.S. federal corporate tax rate from 35% to 21%. As ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted, the Company remeasured its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is 21%. The Company is still analyzing certain aspects of the Act, and refining its calculations, which could potentially affect the measurement of these balances or give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of our deferred tax asset was $13,493. Additionally, related to the deferred tax effects on the unrealized holding gains and losses for available for sale securities, the effect of the Act was recorded as a component of tax expense related to continuing operations during 2017, which is consistent with ASC 740's general prohibition on backward tracing.
The Company's pre-tax income is subject to federal income tax and state margin tax at a combined rate of 36% for 2017, 2016 and 2015. Income tax expense for 2017, 2016 and 2015, was as follows:

	2017	2016	2015
Current expense	$56,341	$59,900	$38,648
Deferred expense	(4,115)	(6,798)	(692)
Impact of Tax Cuts and Jobs Act - net future deductions	12,752	—	—
Impact of Tax Cuts and Jobs Act - unrealized loss on AFS securities	741	—	—
Total income tax expense	$65,719	$53,102	$37,956

At December 31, 2017 and 2016, deferred tax assets and liabilities were due to the following:

	December 31,
	2017	2016
Deferred tax assets:
Allowance for loan losses	$15,168	$22,602
Deferred compensation arrangements	762	1,261
Self-funded health insurance	251	241
Non-accrual interest	503	966
Restricted stock and stock options	2,577	3,132
Accrued expenses	623	1,255
Fair value mark on purchased loans	965	2,348
Net unrealized loss on securities available for sale	1,111	1,465
Other	1,909	2,121
	23,869	35,391
Deferred tax liabilities:
Depreciation	(270)	(336)
Partnerships — CRA-purposed private equity funds	(941)	(1,697)
Fair value mark on subordinated debt	(743)	(1,303)
Other	(1,675)	(2,824)
	(3,629)	(6,160)
Net deferred tax asset	$20,240	$29,231

The net deferred tax asset is recorded on the consolidated balance sheets under “other assets.” Management performed an analysis related to the Company's deferred tax asset for each of the years ended December 31, 2017 and 2016 and, based upon these analyses, no valuation allowance was deemed necessary as of December 31, 2017 or 2016.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Effective tax rates differ from the federal statutory rate of 35% in 2017, 2016 and 2015, applied to income before income taxes due to the following:

	At and for the Year Ended December 31,
	2017	2016	2015
Federal statutory rate times financial statement income	$54,325	$52,823	$38,105
Effect of:
State taxes, net of federal benefit	239	267	37
Bank-owned life insurance income	(423)	(436)	(419)
Municipal interest income	(978)	(1,041)	(1,025)
ESOP shares released	541	757	1,207
Restricted stock and stock options	(1,578)	—	—
Sale of LegacyTexas Insurance Services, Inc.	—	640	—
DTA write-down due to the Tax Cuts and Jobs Act	13,493	—	—
Other	100	92	51
Total income tax expense	$65,719	$53,102	$37,956
Effective Tax Rate before deferred tax write-down	33.65%	35.18%	34.86%
Effective Tax Rate	42.34%	35.18%	34.86%
The Company files income tax returns in the U.S. federal jurisdiction and several U.S. state jurisdictions. The Company is generally no longer subject to U.S. federal income tax examinations for tax years prior to 2014.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Note 15 — Related Party Transactions
Loans to executive officers, directors, and their affiliates during 2017 were as follows:

Balance
Beginning balance	$15,337
New loans	—
Effect of changes in composition of related parties	—
Repayments	(933)
Ending balance	$14,404

None of the above loans were considered non-performing or potential problem loans. These loans are made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectability. Deposits from executive officers, directors, and their affiliates at December 31, 2017 and 2016 were $39,615 and $48,761, respectively.

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
Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is adequately capitalized, regulatory approval is required to accept brokered deposits. If an institution is undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2017 and 2016, the most recent regulatory notification categorized the Bank and the Company as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. Management believes that, at December 31, 2017, the Bank and the Company met all capital adequacy requirements to which they were subject.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

	Actual		Required for Capital Adequacy Purposes		To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017
Total risk-based capital
Company	$991,713	11.87%	$668,142	8.00%	$835,178	10.00%
Bank	939,655	11.25	668,096	8.00	835,120	10.00
Tier 1 risk-based capital
Company	796,887	9.54	501,107	6.00	501,107	6.00
Bank	867,424	10.39	501,072	6.00	668,096	8.00
Common equity tier 1 risk-based capital
Company	784,960	9.40	375,830	4.50	n/a1	n/a1
Bank	867,424	10.39	375,804	4.50	542,828	6.50
Tier 1 leverage
Company	796,887	9.17	347,731	4.00	n/a1	n/a1
the Bank	867,424	9.98	347,808	4.00	434,759	5.00
As of December 31, 2016
Total risk-based capital
Company	$910,040	11.71%	$621,870	8.00%	$777,338	10.00%
Bank	869,523	11.19	621,840	8.00	777,300	10.00
Tier 1 risk-based capital
Company	721,600	9.28	466,403	6.00	466,403	6.00
Bank	803,374	10.34	466,380	6.00	621,840	8.00
Common equity tier 1 risk-based capital
Company	709,858	9.13	349,802	4.50	n/a1	n/a1
Bank	803,374	10.34	349,785	4.50	505,245	6.50
Tier 1 leverage
Company	721,600	8.73	330,782	4.00	n/a1	n/a1
Bank	803,374	9.71	330,873	4.00	413,591	5.00

[1]	Not applicable

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
The contractual amounts of financial instruments with off‑balance sheet risk at December 31, 2017 and 2016, are summarized below. Please see Part II-Item 7- "Off-Balance Sheet Arrangements, Contractual Obligation and Commitments" of this Form 10-K for information related to commitment maturities.

	December 31,
	2017	2016
Unused commitments to extend credit	$1,600,794	$1,642,528
Unused capacity on Warehouse Purchase Program loans	738,412	892,659
Standby letters of credit	34,091	29,198
Total unused commitments/capacity	$2,373,297	$2,564,385
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
In addition to the commitments above, the Company guarantees the credit card debt of certain customers to the merchant bank that issues the credit cards. These guarantees are in place for as long as the guaranteed credit card is open. At December 31, 2017 and 2016, these credit card guarantees totaled $5,257 and $3,335, respectively. This amount represents the maximum potential amount of future payments under the guarantee, which the Company is responsible for in the event of customer non-payment.
The Company funds an allowance for credit losses on off-balance sheet lending-related commitments and guarantees on credit card debt through a charge to provision for credit losses on the Company's consolidated statement of income. At December 31, 2017 and 2016, this allowance for credit losses on off-balance sheet lending-related commitments and guarantees on credit card debt, included in "other liabilities" on the Company's consolidated balance sheets, totaled $929 and $1,573 respectively.
In addition to the commitments above, the Company had overdraft protection available in the amounts of $84,727 and $85,709 at December 31, 2017 and 2016, respectively.
The Company, at December 31, 2017, had FHLB letters of credit of $944,370 pledged to secure public deposits, repurchase agreements, and for other purposes required or permitted by law.
At December 31, 2017, the Company had $1,680 of unfunded commitments recorded in other liabilities in its consolidated balance sheet related to investments in community development-oriented private equity funds used for Community Reinvestment Act purposes. The total investment in these equity funds was $11,223, with an average ownership of 6.2%.

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
The Company maintains a repurchase liability related to residential mortgage loans sold with representations and warranty provisions. This repurchase liability, reported in other liabilities on the consolidated balance sheets, reflects management’s estimate of losses based on historical repurchase and loss trends, as well as other factors that may result in anticipated losses different from historical loss trends. Adjustments to this reserve are recorded in other non-interest expense on the consolidated statements of income. The liability was $131 and $143 at December 31, 2017 and 2016, respectively.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Note 18 - Parent Company Only Condensed Financial Information
Condensed financial information of the Company is as follows:

CONDENSED BALANCE SHEETS
December 31,

	2017	2016
ASSETS
Cash on deposit at subsidiary	$26,692	$16,962
Investment in banking subsidiary	1,042,338	978,880
Receivable from banking subsidiary	12,278	10,317
ESOP note receivable and other assets	13,814	13,999
Total assets	$1,095,122	$1,020,158
LIABILITIES AND SHAREHOLDERS’ EQUITY
Borrowings	$134,522	$134,032
Other liabilities	726	761
Shareholders’ equity	959,874	885,365
Total liabilities and shareholders’ equity	$1,095,122	$1,020,158

CONDENSED STATEMENTS OF INCOME
December 31,

	2017	2016	2015
Cash dividends from subsidiary	$35,000	$—	$24,500
Excess of earnings over dividend from subsidiary	61,341	103,572	48,677
Interest income on ESOP loan	449	487	565
Interest income on subordinated debt	13	11	17
Other income	—	—	5
	96,803	104,070	73,764
Interest expense	7,819	6,040	1,046
Operating expenses	3,754	3,236	3,009
Earnings before income tax benefit	85,230	94,794	69,709
Income tax benefit	4,264	3,027	1,207
Net income	$89,494	$97,821	$70,916

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
December 31,

	2017	2016	2015
Cash flows from operating activities
Net income	$89,494	$97,821	$70,916
Adjustments to reconcile net income to net cash from operating activities:
Excess of earnings over dividend from subsidiary	(61,341)	(103,572)	(48,677)
Amortization	490	530	171
Activity in share-based compensation plans	5,501	3,152	3,068
Net change in other assets	(207)	(481)	6,931
Net change in other liabilities	(35)	(38)	(14,544)
Net cash provided by (used in) operating activities	33,902	(2,588)	17,865
Cash flows from investing activities
Capital contribution (to) from subsidiary	—	(49,000)	(40,000)
Cash and cash equivalents acquired from LegacyTexas Group, Inc.	—	—	201
Payments received on ESOP notes receivable	393	981	1,495
Net cash provided by (used in) investing activities	393	(48,019)	(38,304)
Cash flows from financing activities
Proceeds from borrowings	—	73,439	73,407
Repayments of borrowings	—	(24,929)	(24,364)
Share repurchase	—	—	(7,989)
Net issuance of common stock under employee stock plans	4,712	3,755	1,284
Payment of dividends	(29,277)	(27,676)	(25,747)
Net cash provided by (used in) financing activities	(24,565)	24,589	16,591
Net change in cash and cash equivalents	9,730	(26,018)	(3,848)
Beginning cash and cash equivalents	16,962	42,980	46,828
Ending cash and cash equivalents	$26,692	$16,962	$42,980

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

NOTE 19 - Quarterly Financial Data (Unaudited)

	Interest Income	Interest Expense	Net Interest Income	Provision for Credit Losses		Securities Gains and (Losses)	Net Income		Earnings per Share
									Basic	Diluted
2017
First quarter	$87,536	$10,988	$76,548	$22,301	[1]	$(19)	$18,190		0.39	0.38
Second quarter	88,747	13,027	75,720	6,255		—	27,935		0.60	0.59
Third quarter	94,463	15,499	78,964	7,157		(20)	28,709		0.61	0.61
Fourth quarter	96,111	15,912	80,199	3,743		—	14,660	[2]	0.31	0.31
2016
First quarter	$72,608	$7,257	$65,351	$8,800		$—	$22,082		0.48	0.48
Second quarter	77,336	7,982	69,354	6,800		65	23,217		0.50	0.50
Third quarter	82,911	9,431	73,480	3,467		(3)	27,217		0.59	0.58
Fourth quarter	84,497	10,413	74,084	7,833		(6)	25,305		0.54	0.54

[1]	Includes the impact of a charge-off totaling $16,360 on a corporate healthcare finance relationship, which was reported in the Company's commercial and industrial loan portfolio.

[2]	Includes the impact of a $13,493 income tax adjustment to the Company's deferred tax asset related to the December 22, 2017 enactment of the Tax Cuts and Jobs Act.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Note 20 — Subsequent Events
The Company evaluated events from the date of the consolidated financial statements on December 31, 2017 through the issuance of those consolidated financial statements included in this Annual Report on Form 10-K dated February 8, 2018.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) as of December 31, 2017, was carried out under the supervision and with the participation of our Chief Executive Officer, Principal Financial Officer and several other members of our senior management. Our Chief Executive Officer and Principal Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the Company’s systems of internal control over financial reporting as of December 31, 2017. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management believes that, as of December 31, 2017, the Company maintained effective internal control over financial reporting based on those criteria. The Company’s independent registered public accounting firm that audited the financial statements included in this annual report on Form 10-K has issued an attestation report on the Company’s internal control over financial reporting. The attestation report of Ernst & Young LLP appears below.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of LegacyTexas Financial Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited LegacyTexas Financial Group, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, LegacyTexas Financial Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of LegacyTexas Financial Group, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”) of the Company and our report dated February 8, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Dallas, Texas
February 8, 2018

(c)
Changes in Internal Control Over Financial Reporting: During the quarter ended December 31, 2017, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On February 6, 2018, the Company reviewed and approved, effective for the 2018 plan year, the current version of its Executive Annual Incentive Plan (the "EIP") originally adopted by the Company on February 28, 2013. Under the EIP, senior executive officers of the Company are eligible to receive annual cash incentive awards based on the achievement of pre-established corporate performance goals. The EIP is reviewed annually by the Company's Compensation Committee of the Board of Directors to ensure proper alignment with the Company's business objectives. The EIP will remain in effect each year until terminated or modified by the Company. The EIP, a copy of which is attached hereto as Exhibit 10.3, is incorporated herein by reference.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Directors and Executive Officers. The information concerning our directors required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on May 21, 2018, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year. Information required by this item regarding the audit committee of the Company’s Board of Directors, including information regarding the audit committee financial expert serving on the audit committee, is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on May 21, 2018, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year. Information about our executive officers is contained under the caption “Executive Officers” in Part I of this Form 10-K, and is incorporated herein by this reference.
Section 16(a) Beneficial Ownership Reporting Compliance. The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent shareholders required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on May 21, 2018, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.
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
The information concerning compensation required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on May 21, 2018, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information concerning security ownership of certain beneficial owners and management and our equity incentive plan required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on May 21, 2018, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year. Information regarding our equity compensation plans is included in Item 5 of this Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on May 21, 2018, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services
The information concerning principal accountant fees and services is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on May 21, 2018, a copy of which will be filed not later than 120 days after the end of our fiscal year.

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

10.3	2018 Executive Annual Incentive Plan

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

10.16
Form of Incentive Stock Option Agreement under the 2017 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on November 7, 2017 (File No. 333-221398))

10.17
Form of Non-Qualified Stock Option Agreement under the 2017 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on November 7, 2017 (File No. 333-221398))

10.18
Form of Restricted Stock Agreement (Management) under the 2017 Omnibus Incentive Plan (Time-Based vesting) (incorporated herein by reference to Exhibit 99.4 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on November 7, 2017 (File No. 333-221398))

10.19
Form of Restricted Stock Agreement (Management) under the 2017 Omnibus Incentive Plan (Performance-Based vesting) (incorporated herein by reference to Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on November 7, 2017 (File No. 333-221398))

10.20
Form of Restricted Stock Agreement (Non-Employee Director) under the 2017 Omnibus Incentive Plan (Time-Based vesting) (incorporated herein by reference to Exhibit 99.6 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on November 7, 2017 (File No. 333-221398))

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

101
Financial statements from Annual Report on Form 10-K of the Registrant for the year ended December 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Audited Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

LEGACYTEXAS FINANCIAL GROUP, INC. (Registrant)
Date:	February 8, 2018	By:	/s/ Kevin J. Hanigan
Kevin J. Hanigan
President and Chief Executive Officer (Principal Executive Officer)
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Kevin J. Hanigan and J. Mays Davenport his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him/her and in his/her name, place and stead, in any and all capacities, to sign any amendment to LegacyTexas Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming said attorney-in-fact and agent or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Anthony J. LeVecchio	Date:	February 8, 2018
Anthony J. LeVecchio, Chairman of the Board and Director

/s/ Arcilia Acosta	Date:	February 8, 2018
Arcilia Acosta, Director

/s/ George A. Fisk	Date:	February 8, 2018
George A. Fisk, Director

/s/ Bruce W. Hunt	Date:	February 8, 2018
Bruce W. Hunt, Director

/s/ James Brian McCall	Date:	February 8, 2018
James Brian McCall, Director

/s/ Karen H. O'Shea	Date:	February 8, 2018
Karen H. O'Shea, Director

/s/ Greg Wilkinson	Date:	February 8, 2018
Greg Wilkinson, Director

/s/ J. Mays Davenport	Date:	February 8, 2018
J. Mays Davenport, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)