Form 10-Q
period 2018-03-31
LegacyTexas Financial Group, Inc.
filed 2018-04-25
CIK 1487052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class: Common Stock	Shares Outstanding as of April 23, 2018:
48,264,966

LEGACYTEXAS FINANCIAL GROUP, INC.
FORM 10-Q
March 31, 2018

PART 1 - FINANCIAL INFORMATION        Item 1. Financial Statements
LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
ASSETS	(unaudited)
Cash and due from financial institutions	$51,824	$61,713
Short-term interest-bearing deposits in other financial institutions	243,080	231,743
Total cash and cash equivalents	294,904	293,456
Securities available for sale, at fair value	431,413	419,717
Securities held to maturity (fair value: March 31, 2018 — $156,034, December 31, 2017— $174,926)	156,898	173,509
Loans held for sale, at fair value	31,123	16,707
Loans held for investment:
Loans held for investment (net of allowance for loan losses of $74,508 at March 31, 2018 and $71,301 at December 31, 2017)	6,502,245	6,418,271
Loans held for investment - Warehouse Purchase Program	1,019,840	1,320,846
Total loans held for investment	7,522,085	7,739,117
Federal Home Loan Bank ("FHLB") stock and other restricted securities, at cost	46,842	64,790
Bank-owned life insurance	57,999	57,684
Premises and equipment, net	70,427	69,693
Goodwill	178,559	178,559
Other assets	75,374	72,964
Total assets	$8,865,624	$9,086,196
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand	$1,681,067	$1,635,622
Interest-bearing demand	996,737	1,029,375
Savings and money market	2,707,046	2,735,296
Time	1,569,557	1,367,390
Total deposits	6,954,407	6,767,683
FHLB advances	604,562	1,043,163
Repurchase agreements	76,610	84,676
Subordinated debt	134,645	134,522
Accrued expenses and other liabilities	115,906	96,278
Total liabilities	7,886,130	8,126,322
Commitments and contingent liabilities (See Note 10)
Shareholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized; 0 shares issued — March 31, 2018 and December 31, 2017	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; 48,264,966 shares issued — March 31, 2018 and 48,117,390 shares issued — December 31, 2017	483	481
Additional paid-in capital	609,046	603,884
Retained earnings	389,653	370,858
Accumulated other comprehensive income (loss), net	(7,899)	(3,429)
Unearned Employee Stock Ownership Plan (ESOP) shares; 1,178,855 shares at March 31, 2018 and 1,192,093 shares at December 31, 2017	(11,789)	(11,920)
Total shareholders’ equity	979,494	959,874
Total liabilities and shareholders’ equity	$8,865,624	$9,086,196
See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Interest and dividend income
Loans, including fees	$90,631	$83,103
Taxable securities	2,911	2,562
Nontaxable securities	675	755
Interest-bearing deposits in other financial institutions	969	732
FHLB and FRB stock and other	480	384
	95,666	87,536
Interest expense
Deposits	12,032	7,110
FHLB advances	2,680	1,632
Repurchase agreements and other borrowings	2,341	2,246
	17,053	10,988
Net interest income	78,613	76,548
Provision for credit losses	15,663	22,301
Net interest income after provision for credit losses	62,950	54,247
Non-interest income
Service charges and other fees	7,927	8,431
Net gain on sale of mortgage loans held for sale	1,809	1,628
Bank-owned life insurance income	447	422
Net gain (loss) on securities transactions	(128)	(19)
Gain on sale and disposition of assets	2,213	1,399
Other	630	269
	12,898	12,130
Non-interest expense
Salaries and employee benefits	27,076	24,444
Advertising	888	817
Occupancy and equipment	3,860	3,654
Outside professional services	1,250	1,156
Regulatory assessments	1,154	985
Data processing	4,703	3,895
Office operations	2,300	2,276
Other	2,648	2,525
	43,879	39,752
Income before income tax expense	31,969	26,625
Income tax expense	6,207	8,435
Net income	$25,762	$18,190

Earnings per share:
Basic	$0.55	$0.39
Diluted	$0.54	$0.38
Dividends declared per share	$0.16	$0.15

See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2018	2017
Net income	$25,762	$18,190
Change in unrealized gains (losses) on securities available for sale	(4,845)	999
Reclassification of amount realized through securities transactions	128	19
Tax effect	988	(356)
Reclassification of income tax effects of the Tax Cuts and Jobs Act (see Note 9 for more information)	(741)	—
Other comprehensive income (loss), net of tax	(4,470)	662
Comprehensive income	$21,292	$18,852
See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)
(Dollars in thousands, except share and per share data)

For the three months ended March 31, 2017	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at January 1, 2017	$479	$589,408	$310,641	$(2,713)	$(12,450)	$885,365
Net income	—	—	18,190	—	—	18,190
Other comprehensive income (loss), net of tax	—	—	—	662	—	662
Dividends declared, ($0.15 per share)	—	—	(7,183)	—	—	(7,183)
ESOP shares earned, (13,238 shares)	—	420	—	—	132	552
Share-based compensation expense	—	1,562	—	—	—	1,562
Activity in employee stock plans, (63,935 shares)	—	769	—	—	—	769
Balance at March 31, 2017	$479	$592,159	$321,648	$(2,051)	$(12,318)	$899,917
For the three months ended March 31, 2018
Balance at January 1, 2018	$481	$603,884	$370,858	$(3,429)	$(11,920)	$959,874
Net income	—	—	25,762	—	—	25,762
Other comprehensive income (loss), net of tax	—	—	—	(4,470)	—	(4,470)
Reclassification of income tax effects of the Tax Cuts and Jobs Act (see Note 9 for more information)	—	—	741	—	—	741
Dividends declared, ($0.16 per share)	—	—	(7,708)	—	—	(7,708)
ESOP shares earned, (13,238 shares)	—	447	—	—	131	578
Share-based compensation expense	—	2,055	—	—	—	2,055
Activity in employee stock plans, (147,576 shares)	2	2,660	—	—	—	2,662
Balance at March 31, 2018	$483	$609,046	$389,653	$(7,899)	$(11,789)	$979,494

See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income	$25,762	$18,190
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	15,663	22,301
Depreciation and amortization	1,738	1,790
Deferred tax benefit	(460)	(2,541)
Premium amortization and accretion of securities, net	1,031	1,106
Accretion related to acquired loans	(513)	(943)
Net (gain) loss on securities transactions	128	19
ESOP compensation expense	578	552
Share-based compensation expense	2,055	1,562
Excess tax benefit on vesting of stock awards	528	832
Net gain on loans held for sale	(1,809)	(1,628)
Loans originated or purchased for sale	(49,428)	(39,927)
Proceeds from sale of loans held for sale	36,821	43,519
FHLB stock dividends	(171)	(120)
Bank-owned life insurance income	(447)	(422)
(Gain) on sale and disposition of repossessed assets, premises and equipment	64	(1,359)
Net change in deferred loan fees/costs	(1,250)	(5,073)
Net change in accrued interest receivable	274	1,125
Net change in other assets	(2,338)	(913)
Net change in other liabilities	19,979	58,515
Net cash provided by operating activities	48,205	96,585
Cash flows from investing activities
Available-for-sale securities:
Maturities, prepayments and calls	118,661	766,985
Purchases	(136,007)	(794,153)
Held-to-maturity securities:
Maturities, prepayments and calls	16,385	9,591
Originations of Warehouse Purchase Program loans	(4,972,238)	(4,258,685)
Proceeds from pay-offs of Warehouse Purchase Program loans	5,273,244	4,467,053
Net change in loans held for investment, excluding Warehouse Purchase Program loans	(97,968)	(218,855)
Redemption of FHLB and Federal Reserve Bank stock and other	18,119	230
Purchases of premises and equipment	(2,320)	(781)
Proceeds from sale of assets	356	3,388
Net cash provided by (used in) investing activities	218,232	(25,227)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from financing activities
Net change in deposits	186,724	14,170
Proceeds from FHLB advances	390,000	—
Repayments on FHLB advances	(828,601)	(3,487)
Repayments of borrowings	(8,066)	(9,811)
Payment of dividends	(7,708)	(7,183)
Activity in employee stock plans	2,662	769
Net cash (used in) financing activities	(264,989)	(5,542)
Net change in cash and cash equivalents	1,448	65,816
Beginning cash and cash equivalents	293,456	289,212
Ending cash and cash equivalents	$294,904	$355,028
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$122	$3,737
See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 1 - Basis of Financial Statement Presentation
The accompanying consolidated interim financial statements of LegacyTexas Financial Group, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles ("US GAAP") and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal and recurring adjustments which are considered necessary to fairly present the results for the interim periods presented have been included. Certain items in prior periods were reclassified to conform to the current presentation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”). Interim results are not necessarily indicative of results for a full year.
In preparing the financial statements, management is required to make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Company in preparation of its consolidated financial statements, refer to the 2017 Form 10-K.
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

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 2 - Revenue Recognition

Revenue recognized from contracts with customers, which is accounted for under ASC 606, is entirely included in the Company's non-interest income. Interest income and certain types of non-interest income are not accounted for under ASC 606 as it is accounted for under other accounting standards. Significant revenue streams recognized by the Company from contracts with customers accounted for under ASC 606 for the three months ended March 31, 2018 and March 31, 2017, are below:

		Three Months Ended March 31,
		2018	2017
Card services income	(a)	$3,058	$2,842
Service charges on deposits	(b)	1,773	1,838
Title income	(c)	1,057	1,434
Gains (losses) on the sale of other real estate owned	(d)	(40)	45

(a) Card services income -
Card services income includes interchange income, which is income earned by the Company for each transaction a cardholder performs at a merchant. This performance obligation is settled on a daily basis as transactions are processed. Card services income also includes revenue earned from companies who provide our customers with debit cards and/or provide card processing services in exchange for the Company’s promotion of their card programs to the Company's depositors. These payments are remitted based on contractual terms that dictate how much payment is remitted based on volume expectations. This performance obligation settles on a daily basis as our customers use cards and card processing services at merchants.

(b) Service charges on deposits -
The Company receives non-interest income for providing services related to deposit accounts, including fee income generated from non-sufficient funds transactions, wire transfers, ATM activity, and treasury management services. This income is recorded when incurred in the case of deposit account service charges or when collected in the case of miscellaneous one-time fees, like wire transfer fees. Since most deposit agreements have a day-to-day term, the performance obligation between the Company and the depositor is satisfied on a daily basis, or as incurred.

(c) Title income -
Title services offered by the Company through its wholly-owned subsidiary, LegacyTexas Title, consists of referring title insurance policies to other title companies and performing real estate closing duties for a set fee. The performance obligation (referring title policies to other title insurance agencies and handling customary closing services) settles daily at each real estate closing.

(d) Gains/losses on the sale of other real estate owned -
The performance obligation in the sale of other real estate owned typically will be delivery of control over the property to the buyer. If the Company is not providing financing, the transaction price is typically identified in the purchase and sale agreement. However, if the Company provides seller financing, the Company must determine a transaction price, depending on if the sale contract is at market terms and taking into account the credit risk inherent in the sales arrangement.

The performance obligations described in (b), (c), and (d) above are typically related to contracts that have an original expected duration of less than one year.

In regards to card services income, because the Company has a right to consideration from card service providers in the form of transaction-based and support income, and from cardholders in the form of interchange income in an amount that corresponds directly with the value to the card service provider and cardholder of the Company's performance completed to date, the Company recognizes revenue as incurred when transactions with merchants settle on a daily basis.

The Company has made no significant judgments in applying the revenue guidance prescribed in ASC 606 that affect the determination of the amount and timing of revenue from the above-described contracts with customers.

The Company has applied ASC 606 using the modified retrospective approach effective on January 1, 2018 to all existing contracts with customers covered under the scope of the standard. The Company did not have an aggregate effect of

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

modification resulting from adoption of ASC 606, and no financial statement line items were affected by this change in accounting standard.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 3 - Earnings Per Common Share
Basic earnings per common share is computed by dividing net income (which has been adjusted for distributed and undistributed earnings to participating securities) by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unvested restricted stock awards. Unvested restricted stock awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in Accounting Standards Codification ("ASC") 260-10-45-60B. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock awards and options) were exercised or converted to common stock, or resulted in the issuance of common stock that then shared in the Company’s earnings. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unexercised stock options and unvested restricted stock awards. The dilutive effect of the unexercised stock options and unvested restricted stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. A reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,
	2018	2017
Basic earnings per share:
Numerator:
Net income	$25,762	$18,190
Distributed and undistributed earnings to participating securities	(75)	(79)
Income available to common shareholders	$25,687	$18,111
Denominator:
Weighted average common shares outstanding	48,197,596	47,897,062
Less: Average unallocated ESOP shares	(1,187,533)	(1,240,486)
Average unvested restricted stock awards	(137,730)	(202,918)
Average shares for basic earnings per share	46,872,333	46,453,658
Basic earnings per common share	$0.55	$0.39
Diluted earnings per share:
Numerator:
Income available to common shareholders	$25,687	$18,111
Denominator:
Average shares for basic earnings per share	46,872,333	46,453,658
Dilutive effect of share-based compensation plan	692,254	606,648
Average shares for diluted earnings per share	47,564,587	47,060,306
Diluted earnings per common share	$0.54	$0.38
Share awards excluded in the computation of diluted earnings per share because the exercise price was greater than the common stock average market price and were therefore antidilutive	184,000	129,008

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 4 - Securities
The amortized cost, related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and the fair value of securities available for sale ("AFS") were as follows:

March 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency residential mortgage-backed securities [1]	$181,361	$350	$4,407	$177,304
Agency commercial mortgage-backed securities [1]	9,344	—	211	9,133
Agency residential collateralized mortgage obligations [1]	216,747	34	5,449	211,332
US government and agency securities	1,500	46	—	1,546
Municipal bonds	32,460	45	407	32,098
Total securities	$441,412	$475	$10,474	$431,413
December 31, 2017
Agency residential mortgage-backed securities [1]	$191,216	$419	$2,169	$189,466
Agency commercial mortgage-backed securities [1]	9,360	—	125	9,235
Agency residential collateralized mortgage obligations [1]	187,637	4	3,425	184,216
US government and agency securities	1,590	81	—	1,671
Municipal bonds	35,196	241	308	35,129
Total securities	$424,999	$745	$6,027	$419,717

[1]	Mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
The amortized cost (carrying amount), unrealized gains and losses and fair value of securities held to maturity ("HTM") were as follows:

March 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency residential mortgage-backed securities [1]	$53,674	$421	$1,246	$52,849
Agency commercial mortgage-backed securities [1]	20,681	42	248	20,475
Agency residential collateralized mortgage obligations [1]	24,630	159	141	24,648
Municipal bonds	57,913	772	623	58,062
Total securities	$156,898	$1,394	$2,258	$156,034
December 31, 2017
Agency residential mortgage-backed securities [1]	$57,334	$616	$646	$57,304
Agency commercial mortgage-backed securities [1]	27,435	589	98	27,926
Agency residential collateralized mortgage obligations [1]	27,112	265	99	27,278
Municipal bonds	61,628	1,079	289	62,418
Total securities	$173,509	$2,549	$1,132	$174,926

[1]	Mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The amortized cost (carrying amount) and fair value of held to maturity debt securities and the fair value of available for sale debt securities at March 31, 2018 by contractual maturity are set forth in the table below. Securities with contractual payments not due at a single maturity date, including mortgage-backed securities and collateralized mortgage obligations, are shown separately.

	HTM		AFS
	Amortized Cost	Fair Value	Fair Value
Due in one year or less	$460	$463	$2,845
Due after one to five years	12,555	12,783	11,209
Due after five to ten years	42,803	42,779	15,770
Due after ten years	2,095	2,037	3,820
Agency residential mortgage-backed securities	53,674	52,849	177,304
Agency commercial mortgage-backed securities	20,681	20,475	9,133
Agency residential collateralized mortgage obligations	24,630	24,648	211,332
Total	$156,898	$156,034	$431,413

Securities with a carrying value of $245,494 and $256,451 at March 31, 2018 and December 31, 2017, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.
At March 31, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies of U.S. Government Sponsored Enterprises, in an amount greater than 10% of shareholders' equity.
There were no sales of securities during the three months ended March 31, 2018 or 2017.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Securities with unrealized losses at March 31, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

AFS	Less than 12 Months		12 Months or More		Total
March 31, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency residential mortgage-backed securities [1]	$58,594	$1,326	$91,249	$3,081	$149,843	$4,407
Agency commercial mortgage-backed securities [1]	9,134	211	—	—	9,134	211
Agency residential collateralized mortgage obligations [1]	141,955	3,235	52,868	2,214	194,823	5,449
Municipal bonds	18,694	284	3,719	123	22,413	407
Total temporarily impaired	$228,377	$5,056	$147,836	$5,418	$376,213	$10,474
December 31, 2017
Agency residential mortgage-backed securities [1]	$59,545	$412	$100,214	$1,757	$159,759	$2,169
Agency commercial mortgage-backed securities [1]	9,235	125	—	—	9,235	125
Agency residential collateralized mortgage obligations [1]	128,869	1,860	49,171	1,565	178,040	3,425
Municipal bonds	10,114	72	6,583	236	16,697	308
Total temporarily impaired	$207,763	$2,469	$155,968	$3,558	$363,731	$6,027

HTM	Less than 12 Months		12 Months or More		Total
March 31, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency residential mortgage-backed securities [1]	$19,773	$530	$15,838	$716	$35,611	$1,246
Agency commercial mortgage-backed securities [1]	15,222	121	3,405	127	18,627	248
Agency residential collateralized mortgage obligations [1]	9,274	106	2,003	35	11,277	141
Municipal bonds	11,469	243	10,296	380	21,765	623
Total temporarily impaired	$55,738	$1,000	$31,542	$1,258	$87,280	$2,258
December 31, 2017
Agency residential mortgage-backed securities [1]	$20,397	$206	$16,909	$440	$37,306	$646
Agency commercial mortgage-backed securities [1]	3,685	26	3,484	72	7,169	98
Agency residential collateralized mortgage obligations [1]	8,008	64	2,267	35	10,275	99
Municipal bonds	9,313	80	10,486	209	19,799	289
Total temporarily impaired	$41,403	$376	$33,146	$756	$74,549	$1,132

[1]	Mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
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
As of March 31, 2018, 298 securities had unrealized losses, 117 of which had been in an unrealized loss position for over 12 months at March 31, 2018. The Company does not believe these unrealized losses are other-than-temporary and expects full collection of the carrying amount of these securities. At March 31, 2018, the Company does not intend to sell the securities in an unrealized loss position, and it is not more-likely-than-not that the Company will be required to sell the securities prior to recovery of amortized cost. All principal and interest payments are being received on time and in full.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 5 - Loans
Loans consist of the following. All periods presented in this note include a reclassification of three Warehouse relationships from the commercial and industrial category to the Warehouse Purchase Program category. At March 31, 2018 and December 31, 2017, these reclassified relationships totaled $144,270 and $166,258, respectively.

	March 31, 2018	December 31, 2017
Loans held for sale, at fair value	$31,123	$16,707

Loans held for investment:
Commercial real estate	$3,053,750	$3,019,339
Commercial and industrial	1,967,443	1,927,049
Construction and land	252,213	277,864
Consumer real estate	1,252,433	1,213,434
Other consumer	43,284	45,506
Gross loans held for investment, excluding Warehouse Purchase Program	6,569,123	6,483,192
Net of:
Deferred costs (fees) and discounts, net	7,630	6,380
Allowance for loan losses	(74,508)	(71,301)
Net loans held for investment, excluding Warehouse Purchase Program	6,502,245	6,418,271
Warehouse Purchase Program	1,019,840	1,320,846
Total loans held for investment	$7,522,085	$7,739,117

Activity in the allowance for loan losses for the three months ended March 31, 2018 and 2017, segregated by portfolio segment and evaluation for impairment, is set forth below. The below activity does not include Warehouse Purchase Program loans, which are collectively evaluated for impairment and are purchased under several contractual requirements, providing safeguards to the Company. To date, the Company has not experienced a loss on its Warehouse Purchase Program loans and no allowance for loan losses has been allocated to them. At March 31, 2018 and 2017, the allowance for loan impairment related to purchased credit impaired ("PCI") loans totaled $314 and $225, respectively.

For the three months ended March 31, 2018	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance	$21,587	$39,005	$4,644	$4,838	$1,227	$71,301
Charge-offs	(3)	(12,236)	—	—	(288)	(12,527)
Recoveries	—	22	—	11	66	99
Provision expense (benefit)	(46)	15,973	(706)	180	234	15,635
Ending balance	$21,538	$42,764	$3,938	$5,029	$1,239	$74,508
Allowance ending balance:
Individually evaluated for impairment	$56	$11,250	$—	$226	$30	$11,562
Collectively evaluated for impairment	21,482	31,514	3,938	4,803	1,209	62,946
Loans:
Individually evaluated for impairment	3,748	40,453	—	2,911	23	47,135
Collectively evaluated for impairment	3,047,695	1,926,847	252,213	1,248,769	43,080	6,518,604
PCI loans	2,307	143	—	753	181	3,384
Ending balance	$3,053,750	$1,967,443	$252,213	$1,252,433	$43,284	$6,569,123

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

For the three months ended March 31, 2017	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance	$18,303	$35,464	$5,075	$4,484	$1,250	$64,576
Charge-offs	(16)	(16,530)	(418)	(35)	(247)	(17,246)
Recoveries	205	40	—	12	369	626
Provision expense (benefit)	866	21,912	(98)	(76)	96	22,700
Ending balance	$19,358	$40,886	$4,559	$4,385	$1,468	$70,656
Allowance ending balance:
Individually evaluated for impairment	$37	$9,337	$—	$180	$371	$9,925
Collectively evaluated for impairment	19,321	31,549	4,559	4,205	1,097	60,731
Loans:
Individually evaluated for impairment	4,336	94,494	310	2,783	973	102,896
Collectively evaluated for impairment	2,776,564	1,735,969	289,948	1,105,793	49,520	5,957,794
PCI loans	5,577	208	—	883	229	6,897
Ending balance	$2,786,477	$1,830,671	$290,258	$1,109,459	$50,722	$6,067,587
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

	Three Months Ended March 31,
	2018	2017
Beginning Balance	$929	$1,573
Charge-offs on lending-related commitments	—	—
Provision (benefit) for credit losses on lending-related commitments	28	(399)
Ending Balance	$957	$1,174
Impaired loans at March 31, 2018 and December 31, 2017, were as follows1:

March 31, 2018	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial real estate	$4,069	$3,748	$—	$3,748	$—
Commercial and industrial	42,309	17,111	23,342	40,453	11,234
Consumer real estate	3,472	2,905	6	2,911	6
Other consumer	61	11	12	23	8
Total	$49,911	$23,775	$23,360	$47,135	$11,248
December 31, 2017
Commercial real estate	$4,411	$4,134	$—	$4,134	$—
Commercial and industrial	89,713	48,463	35,542	84,005	10,502
Consumer real estate	3,545	2,985	7	2,992	7
Other consumer	71	16	19	35	13
Total	$97,740	$55,598	$35,568	$91,166	$10,522

[1]	No Warehouse Purchase Program loans were impaired at March 31, 2018 or December 31, 2017. Loans reported do not include PCI loans.
Income on impaired loans for the three months ended March 31, 2018 and 2017, was as follows1:

	Three Months Ended March 31,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate	$3,879	$2	$4,966	$2
Commercial and industrial	63,294	—	88,076	—
Construction and land	—	—	7,388	—
Consumer real estate	2,952	8	3,042	3
Other consumer	29	1	297	1
Total	$70,154	$11	$103,769	$6

[1]	Loans reported do not include PCI loans.

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
No loans past due over 90 days were still accruing interest at March 31, 2018 or December 31, 2017. At March 31, 2018, no PCI loans were considered non-performing loans. No Warehouse Purchase Program loans were non-performing at March 31, 2018 or December 31, 2017. Non-performing (nonaccrual) loans were as follows:

	March 31, 2018	December 31, 2017
Commercial real estate	$3,748	$4,134
Commercial and industrial	40,455	84,003
Consumer real estate	5,548	6,190
Other consumer	85	76
Total	$49,836	$94,403
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
The outstanding balances of TDRs are shown below:

	March 31, 2018	December 31, 2017
Nonaccrual TDRs(1)	$17,117	$17,294
Performing TDRs (2)	732	768
Total	$17,849	$18,062
Outstanding commitments to lend additional funds to borrowers with TDR loans	—	—

[1]	Nonaccrual TDR loans are included in the nonaccrual loan totals.

[2]	Performing TDR loans are loans that have been performing under the restructured terms for at least six months and the Company is accruing interest on these loans.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The following tables provide the recorded balances of loans modified as a TDR during the three months ended March 31, 2018 and 2017.

	For the three months ended March 31, 2018
	Principal Deferrals	Other		Total
Commercial and industrial	$83	$—		$83
Total	$83	$—		$83
	For the three months ended March 31, 2017
	Principal Deferrals	Other		Total
Commercial and industrial	$—	$14,592	(1)	$14,592
Total	$—	$14,592		$14,592

[1]	Reserve-based energy relationships where the primary modifications consisted of suspension of required borrowing base payments.
No loans modified as a TDR during the three months ended March 31, 2018 or 2017, experienced a subsequent payment default in the preceding twelve months. A payment default is defined as a loan that was 90 days or more past due.
Loans acquired with evidence of credit quality deterioration at acquisition, for which it was probable that the Company would not be able to collect all contractual amounts due, were accounted for as PCI loans. The carrying amount of PCI loans included in the consolidated balance sheets and the related outstanding balances at March 31, 2018 and December 31, 2017 are set forth in the table below. The outstanding balance represents the total amount owed, including accrued but unpaid interest, and any amounts previously charged off.

	March 31, 2018	December 31, 2017
Carrying amount [1]	$3,070	$3,295
Outstanding balance	3,804	3,992

[1]	The carrying amounts are reported net of allowance for loan losses of $314 and $269 as of March 31, 2018 and December 31, 2017.
Changes in the accretable yield for PCI loans for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
	2018	2017
Beginning balance	$2,279	$2,515
Reclassifications (to) from nonaccretable	51	198
Disposals	(64)	—
Accretion	(99)	(186)
Balance at end of period	$2,167	$2,527

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Below is an analysis of the age of recorded investment in loans that were past due at March 31, 2018 and December 31, 2017. No Warehouse Purchase Program loans were delinquent at March 31, 2018 or December 31, 2017 and therefore are not included in the following tables.

March 31, 2018	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Loans Past Due	Current Loans [1]	Total Loans
Commercial real estate	$40,817	$—	$—	$40,817	$3,012,933	$3,053,750
Commercial and industrial	2,891	122	1,340	4,353	1,963,090	1,967,443
Construction and land	891	—	—	891	251,322	252,213
Consumer real estate	16,097	196	741	17,034	1,235,399	1,252,433
Other consumer	341	52	—	393	42,891	43,284
Total	$61,037	$370	$2,081	$63,488	$6,505,635	$6,569,123
December 31, 2017
Commercial real estate	$9,414	$—	$250	$9,664	$3,009,675	$3,019,339
Commercial and industrial	918	284	7,350	8,552	1,918,497	1,927,049
Construction and land	9,354	—	—	9,354	268,510	277,864
Consumer real estate	16,436	2,928	1,367	20,731	1,192,703	1,213,434
Other consumer	891	34	2	927	44,579	45,506
Total	$37,013	$3,246	$8,969	$49,228	$6,433,964	$6,483,192

[1]	Includes acquired PCI loans with a total carrying value of $3,371 and $3,338 at March 31, 2018 and December 31, 2017, respectively.
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

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The recorded investment in loans by credit quality indicators at March 31, 2018 and December 31, 2017, was as follows:
Real Estate and Commercial and Industrial Credit Exposure
Credit Risk Profile by Internally Assigned Grade

March 31, 2018	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate
Grade: [1]
Pass	$3,026,208	$1,848,915	$252,213	$1,243,095
Special Mention	19,929	38,292	—	1,376
Substandard	7,613	80,196	—	7,196
Doubtful	—	40	—	766
Total	$3,053,750	$1,967,443	$252,213	$1,252,433
December 31, 2017
Grade: [1]
Pass	$2,980,656	$1,787,238	$277,864	$1,203,236
Special Mention	30,656	43,161	—	1,408
Substandard	8,027	96,546	—	7,762
Doubtful	—	104	—	1,028
Total	$3,019,339	$1,927,049	$277,864	$1,213,434

[1]	PCI loans are included in the substandard or doubtful categories. These categories are consistent with the "substandard" and "doubtful" categories as defined by regulatory authorities.
Warehouse Purchase Program Credit Exposure
All Warehouse Purchase Program loans were graded pass as of March 31, 2018 and December 31, 2017.
Other Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

	March 31, 2018	December 31, 2017
Performing	$43,199	$45,430
Non-performing	85	76
Total	$43,284	$45,506

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
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Fair Value Measurements Using Level 2
	March 31, 2018	December 31, 2017
Assets:
Agency residential mortgage-backed securities	$177,304	$189,466
Agency commercial mortgage-backed securities	9,133	9,235
Agency residential collateralized mortgage obligations	211,332	184,216
US government and agency securities	1,546	1,671
Municipal bonds	32,098	35,129
Total securities available for sale	$431,413	$419,717

Loans held for sale [1]	$31,123	$16,707
Derivative financial instruments:
Interest rate lock commitments	445	358
Forward mortgage-backed securities trades	—	7
Loan customer counterparty	—	—
Financial institution counterparty	2,576	1,735
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	—	—
Forward mortgage-backed securities trades	118	18
Loan customer counterparty	2,576	1,735
Financial institution counterparty	—	—

[1]
At March 31, 2018 and December 31, 2017, loans held for sale had an aggregate outstanding principal balance of $30,304 and $16,242, respectively. There were no mortgage loans held for sale that were 90 days or greater past due or on non-accrual at March 31, 2018 or December 31, 2017.

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
Assets and Liabilities Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below. There were no liabilities measured at fair value on a non-recurring basis at March 31, 2018 or December 31, 2017.

	Fair Value Measurements Using Level 3
	March 31, 2018	December 31, 2017
Assets:
Impaired loans	$12,112	$25,046
Foreclosed assets:
Commercial real estate	6,694	6,694
Construction and land	800	859
Consumer real estate	—	192
Other	666	687
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
Foreclosed assets - These loans are measured at the lower of book or fair value less costs to sell using third party appraisals, listing agreements or sale contracts, which may be adjusted by additional Level 3 inputs, such as discounts of market value, estimated marketing costs and estimated legal expenses. Management may also consider additional adjustments on specific properties due to the age of the appraisal, expected holding period, lack of comparable sales, or if the other real estate owned is a special use property. At March 31, 2018, the Company had $704 in residential mortgage loans in the process of foreclosure.

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
Fair value of financial instruments not recorded at fair value
The carrying amount and fair value information of financial instruments not recorded at fair value in their entirety on a recurring basis on the Company's consolidated balance sheets at March 31, 2018 and at December 31, 2017, were as follows:

		Fair Value Measurement Using
March 31, 2018	Carrying Amount	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$294,904	$294,904	$—	$—
Securities held to maturity	156,898	—	156,034	—
Loans held for investment, net	6,502,245	—	—	6,486,126
Loans held for investment - Warehouse Purchase Program	1,019,840	—	—	1,019,778
FHLB and other restricted securities, at cost	46,842	—	46,842	—
Accrued interest receivable	24,322	24,322	—	—
Financial liabilities
Deposits	$6,954,407	$—	$—	$6,407,215
FHLB advances	604,562	—	—	604,758
Repurchase agreements	76,610	—	—	72,920
Subordinated debt	134,645	—	—	142,531
Accrued interest payable	4,608	4,608	—	—
December 31, 2017
Financial assets
Cash and cash equivalents	$293,456	$293,456	$—	$—
Securities held to maturity	173,509	—	174,926	—
Loans held for investment, net	6,418,271	—	—	6,484,949
Loans held for investment - Warehouse Purchase Program	1,320,846	—	—	1,337,612
FHLB and other restricted securities, at cost	64,790	—	64,790	—
Accrued interest receivable	24,596	24,596	—	—
Financial liabilities
Deposits	$6,767,683	$—	$—	$6,326,572
FHLB advances	1,043,163	—	—	1,043,416
Repurchase agreement	84,676	—	—	81,041
Subordinated debt	134,522	—	—	141,972
Accrued interest payable	2,729	2,729	—	—
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
Loans held for investment (including Warehouse Purchase Program loans) - Pursuant to the adoption of ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, for values reported for the 2018 period, fair value is based on cash flows, adjusted for credit and prepayments, discounted using current market yields. For values reported prior to 2018, fair value is based on cash flows, adjusted for prepayments, discounted using then- current market offering rates, including a credit spread.
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

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 7 - Derivative Financial Instruments

The following table provides the outstanding notional balances and fair values of outstanding derivative positions at March 31, 2018 and December 31, 2017.

	March 31, 2018			December 31, 2017
	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$13,460	$445	$—	$10,337	$358	$—
Forward mortgage-backed securities trades	32,133	—	118	19,788	7	18
Commercial loan interest rate swaps and caps:
Loan customer counterparty	$113,904	$—	$2,576	$114,594	$—	$1,735
Financial institution counterparty	113,904	2,576	—	114,594	1,735	—
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
The commercial loan customer counterparty weighted average received and paid interest rates for interest rate swaps outstanding at March 31, 2018 and December 31, 2017 are presented in the following table.

	Weighted-Average Interest Rate
	March 31, 2018		December 31, 2017
	Received	Paid	Received	Paid
Loan customer counterparty	2.51%	2.86%	2.52%	2.54%

Our credit exposure on interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which resulted in no credit exposure at March 31, 2018 and $32 at December 31, 2017. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. Our credit exposure, net of collateral pledged, relating to interest rate swaps with upstream financial institution counter-parties was approximately $2,617 at March 31, 2018.  A credit support annex is in place and allows the bank to call collateral from upstream financial institution counter-parties. Collateral levels are monitored and adjusted on a regular basis for changes in

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

interest rate swap values. Our cash collateral pledged for interest rate swaps and included in our interest-bearing deposits, which totaled $1,950 at March 31, 2018 and $1,950 at December 31, 2017, is in excess of our credit exposure.
The initial and subsequent changes in the fair value of IRLCs and the forward sales of mortgage-back securities are recorded in net gain on sale of mortgage loans. These gains and losses were not attributable to instrument-specific credit risk. For interest rate swaps and caps, because we act as an intermediary for our customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on our results of operations. Income (loss) for the three months ended March 31, 2018 and 2017 was as follows:

Derivatives not designated as hedging instruments	Three Months Ended March 31,
	2018	2017
IRLCs	$87	$172
Forward mortgage-backed securities trades	399	(112)

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 8 - Share-based Compensation

Compensation cost charged to income for share-based compensation is presented below.

	Three Months Ended March 31,
	2018	2017
Restricted stock	$1,064	$868
Stock options	991	694
Income tax benefit	432	547

A summary of non-vested share activity in the restricted stock portion of the Company's share-based compensation plans ("Plans") for the three months ended March 31, 2018 is presented below.

	Time-Vested Shares		Performance-Based Shares
	Shares	Weighted-Average Grant Date Fair Value per Share [1]	Shares		Weighted-Average Grant Date Fair Value per Share [2]
Beginning balance	128,588	$27.27	73,008		$42.21
Granted	35,650	42.40	26,550	[3]	42.82
Vested	(48,600)	21.27	(20,600)		44.04
Ending balance	115,638	$34.45	78,958		$42.82

[1]	For restricted stock awards with time-based vesting conditions, the grant date fair value is based upon the closing stock price as quoted on the Nasdaq Stock Market on the grant date.

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

[3]
The 26,550 performance-based shares granted are represented in the table at target; however, if certain performance metrics are met at vesting, the shares may be awarded at up to 200% of their target amount, with an additional 20% increase or decrease in the total share award at vesting depending on the Company's Total Shareholder Return percentage for the determined period.

As of March 31, 2018, there was $5,067 of total unrecognized compensation expense related to non-vested restricted shares awarded under the Company's Plans. That expense is expected to be recognized over a weighted-average period of 1.8 years.
A summary of activity in the stock option portion of the Company's Plans for the three months ended March 31, 2018 is presented below.

	Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Beginning Balance	2,207,243	$26.88	10.1	$33,848
Exercised	(111,926)	23.77
Forfeited	(32,375)	31.41
Ending Balance	2,062,942	26.97	9.9	32,693
Fully vested and expected to vest	2,055,462	26.95	9.9	32,619
Exercisable at March 31, 2018	989,931	$22.41	7.1	$20,205
As of March 31, 2018, there was $6,740 of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over a weighted-average period of 1.8 years.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 9 - Income Taxes
The Tax Cuts and Jobs Act (the "Act",) which was enacted on December 22, 2017, made key changes to the U.S. tax law, including the reduction of the U.S. federal corporate tax rate from 35% to 21%. As ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted, the Company remeasured its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is 21%. The Company is still analyzing certain aspects of the Act, and refining its calculations, which could potentially affect the measurement of these balances or give rise to new deferred tax amounts. The provisional amount recorded in the 2017 period related to the remeasurement of our deferred tax asset was $13,493.
During the three months ended March 31, 2018, the Company elected early adoption of the provisions of ASU 2018-02, which allowed the Company to reclassify the income tax effects of the Act on items within accumulated other comprehensive income to retained earnings. This reclassification, which reduced other comprehensive income and increased retained earnings by $741, related entirely to unrealized gains and losses on available for sale securities.
A summary of the net deferred tax assets as of March 31, 2018 and December 31, 2017, is presented below:

	March 31, 2018	December 31, 2017
Net deferred tax assets	$21,689	$20,240
Estimated annual effective tax rate	21%

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
The contractual amounts of financial instruments with off‑balance sheet risk at March 31, 2018 and December 31, 2017, are summarized below. Please see Part I-Item 2-"Off-Balance Sheet Arrangements, Contractual Obligations and Commitments" of this Form 10-Q for information related to commitment maturities.

	March 31, 2018	December 31, 2017
Unused commitments to extend credit	$1,740,403	$1,600,794
Unused capacity on Warehouse Purchase Program loans	1,057,160	738,412
Standby letters of credit	33,403	34,091
Total unused commitments/capacity	$2,830,966	$2,373,297
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
In addition to the commitments above, the Company guarantees the credit card debt of certain customers to the merchant bank that issues the credit cards. These guarantees are in place for as long as the guaranteed credit card is open. At March 31, 2018 and December 31, 2017, these credit card guarantees totaled $5,680 and $5,257, respectively. This amount represents the maximum potential amount of future payments under the guarantee, which the Company is responsible for in the event of customer non-payment.
The Company funds an allowance for credit losses on off-balance sheet lending-related commitments and guarantees on credit card debt through a charge to provision for credit losses on the Company's consolidated statement of income. At March 31, 2018 and December 31, 2017, this allowance for credit losses on off-balance sheet lending-related commitments and guarantees on credit card debt, included in "other liabilities" on the Company's consolidated balance sheets, totaled $957 and $929, respectively.
In addition to the commitments above, the Company had overdraft protection available in the amounts of $85,860 and $84,727 at March 31, 2018 and December 31, 2017, respectively.
The Company, at March 31, 2018 and December 31, 2017, had FHLB letters of credit of $1,021,510 and $944,370, respectively, pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.
At March 31, 2018 and December 31, 2017, the Company had $1,100 and $1,680, respectively, of unfunded commitments recorded in other liabilities in its consolidated balance sheet related to investments in community development-oriented private equity funds used for Community Reinvestment Act purposes.

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
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. For public business entities, this ASU is effective for financial statements issued for fiscal years and for interim periods within those fiscal years beginning after December 15, 2018. Early adoption of the amendments in this ASU is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company elected early adoption of this ASU for the quarter ended March 31, 2018. Please see Note 9 - Income Taxes for more information about the adoption of this ASU.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 12 — Subsequent Events
The Company evaluated events from the date of the consolidated financial statements on March 31, 2018 through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q dated April 25, 2018. No additional events were identified requiring recognition in and/or disclosures in the consolidated financial statements.

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
The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: the expected cost savings, synergies and other financial benefits from acquisition or disposition transactions might not be realized within the expected time frames or at all and costs or difficulties relating to integration matters might be greater than expected; changes in economic conditions; fluctuations in interest rates; the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; our ability to access cost-effective funding; fluctuations in real estate values and both residential and commercial real estate market conditions; demand for loans and deposits in our market area; fluctuations in the price of oil, natural gas and other commodities; competition; changes in management's business strategies; our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we have acquired or may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; results of examinations of us by the FRB and our bank subsidiary by the TDOB or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including the revenue impact from, and any mitigation actions taken in response, to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”); changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; changes in the regulatory and tax environments in which the Company operates, including the impact of the "Tax Cuts and Jobs Act" (the "TCJA") on the Company's deferred tax asset, and the anticipated impact of the TCJA on the Company's future earnings; and the other risks set forth under Risk Factors under Item 1A. of the Company's Form 10-K for the year ended December 31, 2017 ("2017 Form 10-K").

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
Business Strategies
Our principal business consists of attracting retail deposits from the general public and the business community and investing those funds, along with borrowed funds, in commercial real estate loans, secured and unsecured commercial and industrial loans, as well as permanent loans secured by first and second mortgages on one- to four-family residences and consumer loans. Additionally, the Warehouse Purchase Program loans allow mortgage banking company customers to close one- to four-family real estate loans in their own name and manage its cash flow needs until the loans are sold to investors. Our operating revenues are derived principally from interest earned on interest-earning assets, including loans and investment securities and service charges and fees on deposits and other account services. Our primary sources of funds are deposits, FHLB advances and other borrowings, and payments received on loans and securities. We offer a variety of deposit accounts that provide a wide range of interest rates and terms, generally including savings, money market, term certificate and demand accounts.
Our principal objective is to be an independent, commercially-oriented, customer-focused financial services company, providing outstanding service and innovative products in our primary market area of North Texas. Our Board of Directors has adopted a strategy designed to maintain growth and profitability, a strong capital position and high asset quality.
Performance Highlights

•
Net income for the three months ended March 31, 2018 was $25.8 million, an increase of $7.6 million, or 41.6%, from net income of $18.2 million for the three months ended March 31, 2017. The increase in net income was driven by lower provision for credit losses and income tax expense and higher interest income on loans and non-interest income, partially offset by increased interest expense and non-interest expense.

•	Assets totaled $8.87 billion at March 31, 2018, which generated basic earnings per share for the first quarter of 2018 of $0.55.

•	Gross loans held for investment at March 31, 2018, excluding Warehouse Purchase Program loans, grew $85.9 million from December 31, 2017, while total deposits grew $186.7 million for the same period.

•	Warehouse Purchase Program loans totaled $1.02 billion at March 31, 2018, a decrease of $301.0 million from December 31, 2017.

•	Non-performing loans declined by $44.6 million, or 47.2%, from December 31, 2017, totaling $49.8 million at March 31, 2018.
Critical Accounting Estimates
Certain of our accounting estimates are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Management believes that determining the allowance for loan losses is its most critical accounting estimate. Our accounting policies are discussed in detail in Note 1 of the Notes to Consolidated Financial Statements contained in Item 8 of our 2017 Form 10-K.
Allowance for Loan Loss. The allowance for loan losses and related provision expense are susceptible to change if the credit quality of our loan portfolio changes, which is evidenced by many factors, including but not limited to charge-offs and non-performing loan trends. Generally, consumer real estate lending has a lower risk profile compared to other consumer lending (such as automobile loans). Commercial real estate and commercial and industrial lending, however, can have higher risk profiles than consumer loans due to these loans being larger in amount and more susceptible to fluctuations in industry, market and economic conditions. While management uses available information to recognize losses on loans, changes in economic conditions, the mix and size of the loan portfolio and individual borrower conditions can dramatically impact our level of allowance for loan losses in relatively short periods of time. Management believes that the allowance for loan losses is maintained at a level that represents coverage of our best estimate of credit losses in the loan portfolio as of March 31, 2018.
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

Comparison of Financial Condition at March 31, 2018 and December 31, 2017
General. Total assets decreased by $220.6 million, or 2.4%, to $8.87 billion at March 31, 2018 from $9.09 billion at December 31, 2017, primarily due to a $301.0 million, or 22.8%, decrease in Warehouse Purchase Program loans, which was partially offset by an $85.9 million, or 1.3%, increase in gross loans held for investment, excluding Warehouse Purchase Program loans.
Loans. Gross loans held for investment decreased by $215.1 million, or 2.8%, to $7.59 billion at March 31, 2018 from $7.80 billion at December 31, 2017, while loans held for sale increased by $14.4 million, or 86.3%, for the same period.

	March 31, 2018	December 31, 2017	Dollar Change	Percent Change
	(Dollars in thousands)
Commercial real estate	$3,053,750	$3,019,339	$34,411	1.1%
Commercial and industrial	1,967,443	1,927,049	40,394	2.1
Construction and land	252,213	277,864	(25,651)	(9.2)
Consumer real estate	1,252,433	1,213,434	38,999	3.2
Other consumer	43,284	45,506	(2,222)	(4.9)
Gross loans held for investment, excluding Warehouse Purchase Program loans	6,569,123	6,483,192	85,931	1.3
Warehouse Purchase Program	1,019,840	1,320,846	(301,006)	(22.8)
Gross loans held for investment	7,588,963	7,804,038	(215,075)	(2.8)
Loans held for sale	31,123	16,707	14,416	86.3
Gross loans	$7,620,086	$7,820,745	$(200,659)	(2.6)%

Gross loans held for investment at March 31, 2018, excluding Warehouse Purchase Program loans, grew $85.9 million, or 1.3%, from December 31, 2017, which included growth in the commercial real estate, commercial and industrial and consumer real estate loan portfolios and was partially offset by declines in the construction and land and other consumer loan portfolios. Commercial real estate and commercial and industrial loans at March 31, 2018 increased by $34.4 million and $40.4 million, respectively, from December 31, 2017. Both periods presented include a reclassification of three Warehouse relationships from the commercial and industrial category to the Warehouse Purchase Program category. At March 31, 2018 and December 31, 2017, these reclassified relationships totaled $144.3 million and $166.3 million, respectively. Consumer real estate loans at March 31, 2018 increased by $39.0 million, while construction and land and other consumer loans decreased by $25.7 million and $2.2 million, respectively, from December 31, 2017.
Reserve-based energy loans, which are reported as commercial and industrial loans, totaled $524.1 million at March 31, 2018, down $7.6 million from $531.7 million at December 31, 2017. Substantially all of the reserve-based energy loans are secured by deeds of trust on properties containing proven oil and natural gas reserves.

At March 31, 2018, our reserve-based energy portfolio (reported above at $524.1 million) was secured by collateral that consisted of 53% crude oil reserves and 47% natural gas reserves. We encourage, and in some cases even require, borrowers to utilize commodity hedges, in order to stabilize cash flows during volatile commodity price environments.  Hedges are used to guard against falling prices, and the goal is that the duration of the hedge will last long enough for prices to come back from any significant decline.  Hedges will typically include minimum and maximum allowed percentage of production, a minimum and maximum allowed term, and a minimum price.

In addition to the reserve-based energy loans, the Bank has loans categorized as "Midstream and Other," which are typically related to the transmission of oil and natural gas and would only be indirectly impacted by declining commodity prices. At March 31, 2018, "Midstream and Other" loans had a total outstanding balance of $23.2 million, up $7.8 million from $15.4 million at December 31, 2017.

Warehouse Purchase Program loans decreased by $301.0 million, or 22.8%, to $1.02 billion at March 31, 2018 from $1.32 billion at December 31, 2017. These amounts include the above-mentioned balance reclassification from the commercial and industrial loan category. Although not bound by any legally binding commitment, when a purchase decision is made, the Bank purchases a 100% participation interest in the loans originated by our mortgage banking company customers. The mortgage banking company closes mortgage loans consistent with underwriting standards established by approved investors and, once all pertinent documents are received, the participation interest is delivered by the Bank to the investor selected by the originator and approved by us. Warehouse Purchase Program loans funded during the first quarter of 2018 consisted of 48% conforming, 43% government loans and 9% of other loan types, including Jumbo loans.
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
Purchased credit impaired ("PCI") loans are not considered non-performing loans, and accordingly, are not included in the non-performing loans to total loans ratio as a numerator, but are included in total loans reflected in the denominator. The result is a downward trend in the ratio when compared to prior periods, assuming all other factors stay the same. Similarly, other asset quality ratios, such as the allowance for loan losses to total loans ratio will reflect a downward trend, assuming all other factors stay the same, due to the impact of PCI loans on the denominator with no corresponding impact in the numerator.
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
Non-performing loans to total loans held for investment, excluding Warehouse Purchase Program loans, was 0.76% at March 31, 2018 compared to 1.46% at December 31, 2017. Including Warehouse Purchase Program loans, non-performing loans to total loans held for investment was 0.66% at March 31, 2018 compared to 1.21% at December 31, 2017. Non-performing loans decreased by $44.6 million to $49.8 million at March 31, 2018 from $94.4 million at December 31, 2017. During the first quarter of 2018, the Company recorded a $10.5 million charge-off in connection with the resolution of a $36.7 million reserve-based energy relationship, classified as non-performing and impaired in the prior period, through a new loan to a new borrower, which was a classified performing loan at March 31, 2018. For more information about the Company's non-performing loans, please see Note 5 of the Condensed Notes to Unaudited Consolidated Interim Financial Statements contained in Item 1 of this report.
Our allowance for loan losses was $74.5 million at March 31, 2018 compared to $71.3 million at December 31, 2017, or 0.98% of total loans held for investment (including Warehouse Purchase Program loans) at March 31, 2018 compared to 0.91% at December 31, 2017. Our allowance for loan losses to non-performing loans was 149.51% at March 31, 2018 compared to 75.53% at December 31, 2017. Net charge-offs for the three months ended March 31, 2018 totaled $12.4 million, a decrease of $4.2 million from the three months ended March 31, 2017, due to the energy-related loan charge-off discussed above.
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

We regularly review the assets in our portfolio to determine whether any should be considered as classified. Total classified assets represented 10.6% of our total equity and 1.2% of our total assets at March 31, 2018 compared to 12.7% of our total equity and 1.3% of our total assets at December 31, 2017. The aggregate amount of classified assets at the dates indicated was as follows:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Doubtful	$806	$1,134
Substandard	95,303	112,632
Total classified loans	96,109	113,766
Foreclosed assets	8,160	8,432
Total classified assets	$104,269	$122,198
Substandard loans at March 31, 2018 decreased by $17.3 million from December 31, 2017, with substandard non-performing energy loans totaling $15.4 million at March 31, 2018, down $43.0 million from December 31, 2017, which was primarily due to the resolution of the energy relationship discussed above in "Allowance for Loan Losses." The Company continues to take action to improve the risk profile of the criticized energy loans by instituting monthly commitment reductions, obtaining additional collateral, obtaining additional guarantor support and/or requiring additional equity injections or asset sales.
The Company also has potential problem loans, considered "other loans of concern," that are currently performing and do not meet the criteria for impairment, but where there is the distinct possibility that we might sustain some loss if credit deficiencies are not corrected. These possible credit problems may result in the future inclusion of these loans in the non-performing asset categories and consisted of $42.5 million in loans that were classified as "substandard," but were still accruing interest and were not considered impaired at March 31, 2018 (excluding PCI loans), compared to $15.4 million at December 31, 2017. The $27.1 million increase in other loans of concern from December 31, 2017 was primarily due to a $27.1 million increase in classified performing energy loans. Other loans of concern have been considered in management's analysis of potential loan losses.
Securities. Our securities portfolio decreased $4.9 million, or 0.8%, to $588.3 million at March 31, 2018 from $593.2 million at December 31, 2017. During the three months ended March 31, 2018, purchases totaling $136.0 million offset paydowns and maturities of securities totaling $135.0 million.
Deposits. Total deposits increased $186.7 million, or 2.8%, to $6.95 billion at March 31, 2018 from $6.77 billion at December 31, 2017, primarily due to growth in non-interest-bearing demand and time deposits.

	March 31, 2018	December 31, 2017	Dollar Change	Percent Change
	(Dollars in thousands)
Non-interest-bearing demand	$1,681,067	$1,635,622	$45,445	2.8%
Interest-bearing demand	996,737	1,029,375	(32,638)	(3.2)
Savings and money market	2,707,046	2,735,296	(28,250)	(1.0)
Time	1,569,557	1,367,390	202,167	14.8
Total deposits	$6,954,407	$6,767,683	$186,724	2.8%

Time deposits increased by $202.2 million compared to December 31, 2017, while non-interest-bearing demand deposits increased by $45.4 million for the same period. These increases were partially offset by declines of $32.6 million and $28.3 million in interest-bearing demand and savings and money market deposits, respectively, compared to December 31, 2017.
Borrowings. FHLB advances decreased $438.6 million, or 42.0%, to $604.6 million at March 31, 2018 from $1.04 billion at December 31, 2017. At March 31, 2018, the Company was eligible to borrow an additional $2.26 billion from the FHLB.

The table below shows FHLB advances by maturity and weighted average rate at March 31, 2018:

	Balance	Weighted Average Rate
	(Dollars in thousands)
Less than 90 days	$593,621	1.40%
90 days to less than one year	5,857	4.61
One to three years	3,144	5.49
After three to five years	1,366	5.51
After five years	574	5.44
Total	$604,562	1.90%
Additionally, we have seven available federal funds lines of credit with other financial institutions totaling $250.0 million and were eligible to borrow $66.8 million from the Federal Reserve Bank discount window. At March 31, 2018, we also had a $25.0 million outstanding structured repurchase agreement with Credit Suisse, as well as $51.6 million in overnight repurchase agreements with depositors. Also, at March 31, 2018, subordinated debt totaled $134.6 million, which included $122.7 million of fixed-to-floating rate subordinated notes, as well as $11.9 million of trust preferred securities that were acquired through the merger with LegacyTexas Group, Inc. (reported net of $2.3 million in debt issuance costs.) All subordinated debt is reported net of purchase accounting fair value adjustments and debt issuance costs.
Accrued Expenses and Other Liabilities. Accrued expenses and other liabilities increased $19.6 million, or 20.4%, to $115.9 million at March 31, 2018 from $96.3 million at December 31, 2017. This increase was primarily due to timing of escrow payments.
Shareholders’ Equity. Total shareholders' equity increased by $19.6 million, or 2.0%, to $979.5 million at March 31, 2018 from $959.9 million at December 31, 2017.

	March 31, 2018	December 31, 2017	Dollar Change	Percent Change
	(Dollars in thousands)
Common stock	$483	$481	$2	0.4%
Additional paid-in capital	609,046	603,884	5,162	0.9
Retained earnings	389,653	370,858	18,795	5.1
Accumulated other comprehensive income (loss), net	(7,899)	(3,429)	(4,470)	130.4
Unearned ESOP shares	(11,789)	(11,920)	131	(1.1)
Total shareholders’ equity	$979,494	$959,874	$19,620	2.0%
The increase in shareholders' equity at March 31, 2018, compared to December 31, 2017, was primarily due to net income of $25.8 million recognized during the three months ended March 31, 2018, which was partially offset by the payment of quarterly dividends totaling $0.16 per common share, or $7.7 million, during the three months ended March 31, 2018.

Comparison of Results of Operations for the Three Months Ended March 31, 2018 and 2017
General. Net income for the three months ended March 31, 2018 was $25.8 million, an increase of $7.6 million, or 41.6%, from net income of $18.2 million for the three months ended March 31, 2017. The increase in net income was driven by a $7.5 million increase in interest income on loans, a $6.6 million decrease in the provision for credit losses and a $768,000 increase in non-interest income, which was partially offset by a $6.1 million increase in interest expense and a $4.1 million increase in non-interest expense. Basic earnings per share for the three months ended March 31, 2018 was $0.55, a $0.16 increase from $0.39 for the three months ended March 31, 2017. Diluted earnings per share for the three months ended March 31, 2018 was $0.54, a $0.16 increase from $0.38 for the three months ended March 31, 2017.
Interest Income. Interest income increased by $8.1 million, or 9.3%, to $95.7 million for the three months ended March 31, 2018 from $87.5 million for the three months ended March 31, 2017.

	Three Months Ended March 31,		Dollar Change	Percent Change
	2018	2017
	(Dollars in thousands)
Interest and dividend income
Loans, including fees	$90,631	$83,103	$7,528	9.1%
Securities	3,586	3,317	269	8.1
Interest-bearing deposits in other financial institutions	969	732	237	32.4
FHLB and Federal Reserve Bank stock and other	480	384	96	25.0
	$95,666	$87,536	$8,130	9.3%
The $8.1 million increase in interest income for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to a $7.5 million increase in interest income on loans, which was driven by increased volume in all loan portfolios with the exception of construction and land and other consumer loans, as well as higher yields earned on the commercial real estate, Warehouse Purchase Program, consumer real estate and other consumer loan portfolios. The average balance of commercial real estate loans increased by $268.9 million from the first quarter of 2017, resulting in a $3.6 million increase in interest income, while the average balance of consumer real estate loans increased by $136.9 million for the same period, which led to a $1.6 million increase in interest income. Although the average balance of commercial and industrial loans increased by $55.7 million from the first quarter of 2017, the average yield earned on this portfolio decreased by 25 basis points for the same period, resulting in a $429,000 decrease in interest income. The average yield earned on commercial and industrial loans for the first quarter of 2017 included the amortization of a $4.7 million discount on a purchased energy loan, which positively impacted the average yield on commercial and industrial loans for the first quarter of 2017 by 96 basis points, an impact that was not repeated in the first quarter of 2018. The average balance of Warehouse Purchase Program loans increased by $147.1 million from the first quarter of 2017, while the average yield earned on this portfolio increased by 73 basis points, resulting in a $3.0 million increase in interest income.

Interest income on loans for the first quarter of 2018 included $513,000 in accretion of purchase accounting fair value adjustments on acquired loans, which included $237,000 on acquired commercial real estate loans, $67,000 on acquired commercial and industrial loans, $8,000 on acquired construction and land loans and $201,000 on acquired consumer loans.
Interest Expense. Interest expense increased by $6.1 million, or 55.2%, to $17.1 million for the three months ended March 31, 2018 from $11.0 million for the three months ended March 31, 2017.

	Three Months Ended March 31,		Dollar Change	Percent Change
	2018	2017
	(Dollars in thousands)
Interest expense
Deposits	$12,032	$7,110	$4,922	69.2%
FHLB advances	2,680	1,632	1,048	64.2
Repurchase agreements and other borrowings	2,341	2,246	95	4.2
	$17,053	$10,988	$6,065	55.2%
The increase in interest expense for the three months ended March 31, 2018 compared to the same period in 2017 was primarily due to higher average deposit and borrowing rates, as well as increases of $118.7 million, $115.9 million and $92.3 million in the average balances of time, interest-bearing demand and savings and money market deposits, respectively, compared to the first quarter of 2017. A $163.3 million decrease in the average balance of borrowings from the first quarter of 2017 was offset by an 81 basis point increase in the average rate, resulting in a $1.1 million year-over-year increase in interest expense on borrowed funds.
Net Interest Income. Net interest income increased by $2.1 million, or 2.7%, to $78.6 million for the three months ended March 31, 2018 from $76.5 million for the three months ended March 31, 2017. The net interest margin for the first quarter of 2018 was 3.85%, a 15 basis point decrease from the first quarter of 2017. The average yield on earning assets for the first quarter of 2018 was 4.69%, an 11 basis point increase from the first quarter of 2017. The average cost of interest-bearing liabilities for the first quarter of 2018 was 1.15%, up 39 basis points from the first quarter of 2017.
Provision for Credit Losses. The Company recorded a provision for credit losses of $15.7 million for the quarter ended March 31, 2018, down $6.6 million from $22.3 million for the quarter ended March 31, 2017. The decrease in provision expense from the three months ended March 31, 2017 was primarily due to a $16.4 million charge-off recorded during the first quarter of 2017 related to a corporate healthcare finance relationship. $20.1 million of the Company's $38.8 million corporate healthcare finance portfolio was considered to be impaired and non-performing at March 31, 2018, with the allowance for loan losses allocated to this portfolio increasing to $10.9 million at March 31, 2018, up $3.7 million from March 31, 2017. As a result of declining credit quality in the corporate healthcare finance portfolio, the Company discontinued originating these types of loans during the first quarter of 2017. For more information about the Company's allowance for loan losses, please see "Management's Discussion and Analysis - Comparison of Financial Condition at March 31, 2018 and December 31, 2017 - Allowance for Loan Losses" contained in Item 2 of this report.
Non-interest Income. Non-interest income increased by $768,000, or 6.3%, to $12.9 million for the three months ended March 31, 2018 from $12.1 million for the three months ended March 31, 2017.

	Three Months Ended March 31,		Dollar Change	Percent Change
	2018	2017
	(Dollars in thousands)
Non-interest income
Service charges and other fees	$7,927	$8,431	$(504)	(6.0)%
Net gain on sale of mortgage loans held for sale	1,809	1,628	181	11.1
Bank-owned life insurance income	447	422	25	5.9
Net loss on securities transactions	(128)	(19)	(109)	N/M1
Gain on sale and disposition of assets	2,213	1,399	814	58.2
Other	630	269	361	134.2
	$12,898	$12,130	$768	6.3%
1N/M - not meaningful
Gain (loss) on sale and disposition of assets for the first quarter of 2018 included $2.3 million in proceeds resulting from an insurance settlement related to a misappropriation of approximately $2.5 million in vault cash from one of the former LegacyTexas Bank branches it acquired in 2015, while gain (loss) on sale and disposition of assets for the first quarter of 2017 included a $1.3 million gain on the sale of a parcel of land. Service charges and other fees decreased by $504,000, which was driven by a $397,000 decrease in title premiums and a $263,000 decrease in brokerage income after the Company discontinued its brokerage services in the third quarter of 2017. These declines in service charges and other fees compared to the 2017 period were partially offset by a $217,000 increase in debit card interchange income. Other non-interest income for the first quarter of 2018 included a $402,000 yield maintenance fee on a bond pre-payment received in the first quarter of 2018, which drove the $361,000 increase from the first quarter of 2017. Net gains on the sale of mortgage loans held for sale during the first quarter of 2018 increased by $181,000 compared to the first quarter of 2017, which included gains recognized on $39.6 million of one-to four-family mortgage loans that were sold or committed for sale and fair value changes on mortgage derivatives and mortgage fees collected during the 2017 period, compared to $49.1 million for the first quarter of 2018.

Non-interest Expense. Non-interest expense increased by $4.1 million, or 10.4%, to $43.9 million for the three months ended March 31, 2018, from $39.8 million for the three months ended March 31, 2017.

	Three Months Ended March 31,		Dollar Change	Percent Change
	2018	2017
	(Dollars in thousands)
Non-interest expense
Salaries and employee benefits	$27,076	$24,444	$2,632	10.8%
Advertising	888	817	71	8.7
Occupancy and equipment	3,860	3,654	206	5.6
Outside professional services	1,250	1,156	94	8.1
Regulatory assessments	1,154	985	169	17.2
Data processing	4,703	3,895	808	20.7
Office operations	2,300	2,276	24	1.1
Other	2,648	2,525	123	4.9
	$43,879	$39,752	$4,127	10.4%

The $4.1 million increase in non-interest expense from the first quarter of 2017 was primarily related to a $2.6 million increase in salaries and employee benefits expense, which was driven by higher performance incentive accruals, payroll taxes, share-based compensation expense and merit increases in the 2018 period. Also, in connection with the enactment of the Tax Cuts and Jobs Act, in the first quarter of 2018, the Company awarded all full-time employees whose salary was under $100,000 a $1,000 bonus, which resulted in $679,000 of additional salary expense, and increased the Company's minimum wage to $15 from $11 per hour for all non-commission-based employees. A reduction in full-time equivalent employees in the technology area partially offset the $808,000 increase in data processing expense compared to the first quarter of 2017, as the Company has outsourced certain segments of its data processing operations.
Income Tax Expense. For the three months ended March 31, 2018, we recognized income tax expense of $6.2 million on our pre-tax income, which was an effective tax rate of 19.4%, compared to income tax expense of $8.4 million for the three months ended March 31, 2017, which was an effective tax rate of 31.7%. The decrease in the effective tax rate was primarily due to the enactment of the TCJA, which made key changes to the U.S. tax law, including the reduction of the U.S. federal corporate tax rate from 35% to 21%. The Company is still analyzing certain aspects of the TCJA, and refining its calculations, which could potentially affect the measurement of these balances or give rise to new deferred tax amounts.
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

	Three Months Ended March 31,
(Dollars in thousands)	2018			2017
Interest-earning assets:	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate
Commercial real estate	$2,993,024	$37,537	5.09%	$2,724,167	$33,924	5.05%
Warehouse Purchase Program [1]	965,320	10,071	4.23	818,262	7,064	3.50
Commercial and industrial [1]	1,904,515	24,753	5.27	1,848,820	25,182	5.52
Construction and land	270,899	3,456	5.17	290,856	3,716	5.18
Consumer real estate	1,227,556	13,980	4.56	1,090,700	12,380	4.54
Other consumer	44,891	622	5.62	52,655	715	5.51
Loans held for sale	20,988	212	4.04	12,667	122	3.85
Less: deferred fees and allowance for loan loss	(62,666)	—	—	(65,904)	—	—
Loans receivable [2]	7,364,527	90,631	4.98	6,772,223	83,103	4.97
Agency mortgage-backed securities	274,471	1,502	2.19	326,307	1,672	2.05
Agency collateralized mortgage obligations	221,157	1,392	2.52	143,671	859	2.39
Investment securities	96,423	692	2.87	114,382	786	2.75
FHLB and FRB stock and other restricted securities	56,483	480	3.40	45,006	384	3.41
Interest-earning deposit accounts	239,936	969	1.64	332,664	732	0.89
Total interest-earning assets	8,252,997	95,666	4.69	7,734,253	87,536	4.58
Non-interest-earning assets	429,464			437,819
Total assets	$8,682,461			$8,172,072
Interest-bearing liabilities:
Interest-bearing demand	$970,998	1,933	0.81	$855,075	1,121	0.53
Savings and money market	2,745,192	5,044	0.75	2,652,866	3,024	0.46
Time	1,433,307	5,055	1.43	1,314,607	2,965	0.91
Borrowings	877,502	5,021	2.32	1,040,835	3,878	1.51
Total interest-bearing liabilities	6,026,999	17,053	1.15	5,863,383	10,988	0.76
Non-interest-bearing demand	1,576,792			1,341,315
Non-interest-bearing liabilities	105,483			67,256
Total liabilities	7,709,274			7,271,954
Total shareholders’ equity	973,187			900,118
Total liabilities and shareholders’ equity	$8,682,461			$8,172,072
Net interest income and margin		$78,613	3.85%		$76,548	4.00%
Net interest income and margin (tax-equivalent basis) [3]		$78,755	3.86%		$76,812	4.01%
Net interest rate spread			3.54%			3.82%
Net earning assets	$2,225,998			$1,870,870
Average interest-earning assets to average interest-bearing liabilities	136.93%			131.91%
[1]
The 2017 period includes a reclassification of three Warehouse relationships from the commercial and industrial category to the Warehouse Purchase Program category to conform presentation to the 2018 period. The average balance reclassified totaled $120.9 million and the interest income reclassified totaled $1.0 million for the three months ended March 31, 2017.

[2]	Calculated net of deferred fees, loan discounts, loans in process and allowance for loan losses.
[3]
In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment (a non-GAAP measure) has been computed using a federal income tax rate of 21% for 2018 and 35% for 2017. Tax-exempt investments and loans had an average balance of $93.7 million and $103.8 million for the three months ended March 31, 2018 and 2017, respectively.

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

	Three Months Ended March 31,
	2018 versus 2017
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$3,370	$243	$3,613
Warehouse Purchase Program	1,392	1,615	3,007
Commercial and industrial	745	(1,174)	(429)
Construction and land	(255)	(5)	(260)
Consumer real estate	1,558	42	1,600
Other consumer	(107)	14	(93)
Loans held for sale	84	6	90
Loans receivable	6,787	741	7,528
Agency mortgage-backed securities	(278)	108	(170)
Agency collateralized mortgage obligations	486	47	533
Investment securities	(128)	34	(94)
FHLB and FRB stock and other restricted securities	98	(2)	96
Interest-earning deposit accounts	(247)	484	237
Total interest-earning assets	6,718	1,412	8,130
Interest-bearing liabilities:
Interest-bearing demand	168	644	812
Savings and money market	109	1,911	2,020
Time	289	1,801	2,090
Borrowings	(682)	1,825	1,143
Total interest-bearing liabilities	(116)	6,181	6,065
Net interest income	$6,834	$(4,769)	$2,065

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
Management also has several secondary sources of funds available to meet potential liquidity demands. At March 31, 2018, we had additional borrowing capacity of $2.26 billion with the FHLB and $250.0 million in federal funds lines of credit available with other financial institutions. We may also use the discount window at the Federal Reserve Bank as a source of short-term funding. Federal Reserve Bank borrowing capacity varies based upon securities pledged to the discount window line. At March 31, 2018, securities pledged had a collateral value of $66.8 million.
At March 31, 2018, we had classified 73.3% of our securities portfolio as available for sale (including pledged securities), providing an additional source of liquidity. Management believes that because active markets exist and our securities portfolio is of high quality, our available for sale securities are marketable. Selling participations in loans we originate, including portions of commercial real estate loans, creates another source of liquidity and allows us to manage borrower concentration risk as well as interest rate risk.
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
The Company, which is a separate legal entity from the Bank and must provide for its own liquidity, had liquid assets of $31.6 million on an unconsolidated basis at March 31, 2018. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders, funds paid out for Company stock repurchases, and payments on trust-preferred securities and subordinated debt held at the Company level. The Company has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. See “How We Are Regulated - Limitations on Dividends and Other Capital Distributions” under Item 1 and Note 16 of the Notes to Consolidated Financial Statements contained in Item 8 of the Company's 2017 Form 10-K.
The Company uses its sources of funds primarily to meet its expenses, pay maturing deposits and fund withdrawals, and to fund loan commitments. Total approved loan commitments (including Warehouse Purchase Program commitments, unused lines of credit and letters of credit) amounted to $2.83 billion and $2.37 billion at March 31, 2018, and December 31, 2017, respectively. It is management's policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Company. Certificates of deposit scheduled to mature in one year or less at March 31, 2018 totaled $1.07 billion with a weighted average rate of 1.42%.
During the three months ended March 31, 2018, cash and cash equivalents increased by $1.4 million, or 0.5%, to $294.9 million at March 31, 2018 from $293.5 million at December 31, 2017. Operating activities provided cash of $48.2 million and investing activities provided cash of $218.2 million, which was partially offset by cash used in financing activities of $265.0 million. Primary sources of cash for the three months ended March 31, 2018 included proceeds from pay-offs of Warehouse Purchase Program loans totaling $5.27 billion, proceeds from FHLB advances totaling $390.0 million, proceeds from the sale of loans held for sale totaling $36.8 million, and a $186.7 million increase in deposits. Primary uses of cash for the three months ended March 31, 2018 included originations of Warehouse Purchase Program loans totaling $4.97 billion, repayments on FHLB advances totaling $828.6 million and net fundings of loans held for investment totaling $98.0 million.
Please see Item 1A (Risk Factors) under Part 1 of the Company's 2017 Form 10-K for information regarding liquidity risk.
Off-Balance Sheet Arrangements, Contractual Obligations and Commitments
The following table presents our longer term contractual obligations and commitments to extend credit to our borrowers, in aggregate and by payment due dates (not including any interest amounts). In addition to the commitments below, the Company had overdraft protection available to its depositors in the amount of $85.9 million and credit card guarantees outstanding in the amount of $5.7 million at March 31, 2018.

	March 31, 2018
	Less than One Year	One through Three Years	Four through Five Years	After Five Years	Total
	(Dollars in thousands)
Contractual obligations:
Deposits without a stated maturity	$5,384,850	$—	$—	$—	$5,384,850
Certificates of deposit	1,066,966	420,175	78,424	3,992	1,569,557
FHLB advances [1]	599,478	3,144	1,366	574	604,562
Repurchase agreements	76,610	—	—	—	76,610
Subordinated debt [1]	—	—	—	140,464	140,464
Private equity fund for Community Reinvestment Act purposes	1,100	—	—	—	1,100
Operating leases (premises)	5,696	10,205	9,229	16,360	41,490
Total contractual obligations	$7,134,700	$433,524	$89,019	$161,390	7,818,633
Off-balance sheet loan commitments: [2]
Unused commitments to extend credit	$938,933	$519,717	$189,151	$92,602	1,740,403
Unused capacity on Warehouse Purchase Program loans [3]	1,056,775	385	—	—	1,057,160
Standby letters of credit	27,707	4,715	981	—	33,403
Total loan commitments	$2,023,415	$524,817	$190,132	$92,602	2,830,966
Total contractual obligations and loan commitments					$10,649,599

[1]	FHLB advances and subordinated debt are shown at their contractual amounts.

[2]	Loans having no stated maturity are reported in the “Less than One Year” category.

[3]
In regards to unused capacity on Warehouse Purchase Program loans, the Company has established a maximum purchase facility amount, but reserves the right, at any time, to refuse to buy any mortgage loans offered for sale by its mortgage banking company customers for any reason in the Company's sole and absolute discretion.

Capital Resources
Consistent with our goal to operate a sound and profitable organization, our policy is for the Company and its subsidiary bank to maintain “well-capitalized” status under the FRB regulations. Based on capital levels at March 31, 2018 and December 31, 2017, the Bank and the Company were considered to be well-capitalized. At March 31, 2018, the Bank's equity totaled $1.06 billion. The Company's consolidated equity totaled $979.5 million, or 11.0% of total assets, at March 31, 2018. Warehouse Purchase Program loan volumes can increase significantly on the last day of the month, potentially leading to a significant difference between the ending and average balance of Warehouse Purchase Program loans. At March 31, 2018, Warehouse Purchase Program loans totaled $1.02 billion, compared to an average balance of $965.3 million for the three months ended March 31, 2018. Because the capital ratios below are calculated using ending risk-weighted assets and Warehouse Purchase Program loans are risk-weighted at 100%, an end of period increase in these balances can significantly impact the Company's reported capital ratios.

	Actual		Required for Capital Adequacy Purposes		To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2018	(Dollars in thousands)
Total risk-based capital
Company	$1,019,158	12.49%	$652,809	8.00%	$816,012	10.00%
Bank	964,608	11.82	652,793	8.00	815,991	10.00
Tier 1 risk-based capital
Company	821,021	10.06	489,607	6.00	489,607	6.00
Bank	889,142	10.90	489,595	6.00	652,793	8.00
Common equity tier 1 risk-based capital
Company	809,047	9.91	367,205	4.50	n/a [1]	n/a [1]
Bank	889,142	10.90	367,196	4.50	530,394	6.50
Tier 1 leverage
Company	821,021	9.64	340,625	4.00	n/a [1]	n/a [1]
Bank	889,142	10.44	340,628	4.00	425,785	5.00
December 31, 2017
Total risk-based capital
Company	$991,713	11.87%	$668,142	8.00%	$835,178	10.00%
Bank	939,655	11.25	668,096	8.00	835,120	10.00
Tier 1 risk-based capital
Company	796,887	9.54	501,107	6.00	501,107	6.00
Bank	867,424	10.39	501,072	6.00	668,096	8.00
Common equity tier 1 risk-based capital
Company	784,960	9.40	375,830	4.50	n/a [1]	n/a [1]
Bank	867,424	10.39	375,804	4.50	542,828	6.50
Tier 1 leverage
Company	796,887	9.17	347,731	4.00	n/a [1]	n/a [1]
Bank	867,424	9.98	347,808	4.00	434,759	5.00
[1] Not applicable
Pursuant to the capital regulations of the FRB and the other federal banking agencies, the Company and the Bank must maintain a capital conservation buffer consisting of additional common equity tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels of risk-based common equity tier 1 capital, tier 1 capital and total capital in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. For our fiscal year ending December 31, 2018, the capital conservation buffer rule requires a buffer of greater than 1.875% of risk-weighted assets, which amount will increase by 0.625% yearly until the requirement is fully phased-in on January 1, 2019, when the buffer must exceed 2.5% of risk-weighted assets. At March 31, 2018, the Company's and the Bank's common equity tier 1 capital exceeded the required capital conservation buffer.

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

The Bank's asset/liability management strategy sets acceptable limits for the percentage change in EVE and EAR given changes in interest rates. For instantaneous, parallel, and sustained interest rate increases or decreases of 100 basis points, the Bank's policy indicates that change in EVE should not decrease by more than 5%, and for increases of 200, 300, and 400 basis points, the change in EVE should not exceed a 10%, 12.5% and 15% decrease, respectively. For an instantaneous, parallel, and sustained interest rate increase or decrease of 100 basis points, the Bank's policy indicates that the change in EAR should not exceed a 7% decrease, and for increases of 200, 300, and 400 basis points, the change in EAR should not exceed decreases of 10%, 13% and 15%, respectively.
As illustrated in the tables below, the Bank was within policy limits for all scenarios tested. The tables presented below, as of March 31, 2018, and December 31, 2017, are internal analyses of our interest rate risk as measured by changes in EVE and EAR for instantaneous, parallel, and sustained shifts for all market rates and yield curves, in 100 basis point increments, up 400 basis points and down 100 basis points.
As illustrated in the tables below, our EVE would be negatively impacted by a parallel, instantaneous, and sustained increase in market rates. Such an increase in rates would negatively impact EVE as a result of the duration of assets, including loans and investments, being longer than the duration of liabilities, primarily deposit accounts and FHLB borrowings. In rising rate environments, deposits are more beneficial to the Bank’s EVE than comparable wholesale funding. As illustrated in the table below, at March 31, 2018, our EAR would be positively impacted by a parallel, instantaneous, and sustained increase in market rates. Our EVE and EAR would also be negatively impacted by a 100 basis point decline in market rates.

March 31, 2018
Change in Interest Rates in Basis Points	Economic Value of Equity				Earnings at Risk (12 months)
	Estimated EVE	Estimated Increase / (Decrease) in EVE		EVE Ratio %	Estimated Net Interest Income	Increase / (Decrease) in Estimated Net Interest Income
	$ Amount	$ Change	% Change		$ Amount	$ Change	% Change
	(Dollars in thousands)
400	1,364,207	(137,022)	(9.13)	16.72	367,158	22,034	6.38
300	1,410,657	(90,572)	(6.03)	16.97	362,046	16,922	4.90
200	1,448,331	(52,898)	(3.52)	17.12	356,654	11,530	3.34
100	1,483,455	(17,774)	(1.18)	17.22	351,015	5,891	1.71
—	1,501,229	—	—	17.14	345,124	—	—
(100)	1,442,096	(59,133)	(3.94)	16.23	331,171	(13,953)	(4.04)

December 31, 2017
Change in Interest Rates in Basis Points	Economic Value of Equity				Earnings at Risk (12 months)
	Estimated EVE	Estimated Increase / (Decrease) in EVE		EVE Ratio %	Estimated Net Interest Income	Increase / (Decrease) in Estimated Net Interest Income
	$ Amount	$ Change	% Change		$ Amount	$ Change	% Change
	(Dollars in thousands)
400	1,250,757	(125,669)	(9.13)	14.89	358,384	15,210	4.43
300	1,289,760	(86,666)	(6.30)	15.09	355,186	12,012	3.50
200	1,322,187	(54,239)	(3.94)	15.21	351,794	8,620	2.51
100	1,348,578	(27,848)	(2.02)	15.26	348,173	4,999	1.46
—	1,376,426	—	—	15.34	343,174	—	—
(100)	1,315,702	(60,724)	(4.41)	14.45	334,954	(8,220)	(2.40)

The Bank's EVE was $1.50 billion, or 17.14%, of the market value of portfolio assets as of March 31, 2018, a $124.8 million increase from $1.38 billion, or 15.34%, of the market value of portfolio assets as of December 31, 2017. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $52.9 million decrease in our EVE at March 31, 2018 compared to a $54.2 million decrease at December 31, 2017, and would result in a two basis point decrease in our EVE ratio to 17.12% at March 31, 2018 compared to a thirteen basis point decrease to 15.21% at December 31, 2017. An immediate 100 basis point decrease in market interest rates would result in a $59.1 million decrease in our EVE at March 31, 2018 compared to a $60.7 million decrease at December 31, 2017, and would result in a 91 basis point decrease in our EVE ratio to 16.23% at March 31, 2018, as compared to a 89 basis point decrease in our EVE ratio to 14.45% at December 31, 2017.
The Bank's projected EAR for the twelve months ending March 31, 2019 is $345.1 million, compared to $343.2 million for the twelve months ending December 31, 2018. Based on the assumptions utilized, an immediate 200 basis point increase in market rates would result in an $11.5 million, or 3.34%, increase in net interest income for the twelve months ending March 31, 2019 compared to an $8.6 million, or 2.51%, increase for the twelve months ending December 31, 2018. An immediate 100 basis point decrease in market rates would result in a $14.0 million, or 4.04%, decrease in net interest income for the twelve months ending March 31, 2019 compared to an $8.2 million, or 2.40%, decrease for the twelve months ending December 31, 2018.
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
An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2018. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company's internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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

There have been no material changes to the risk factors previously disclosed in the Company's 2017 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not repurchase any of its common stock during the quarter ended March 31, 2018.

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

10.3	2018 Executive Annual Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 8, 2018 (File No. 001-34737))

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

10.16
Form of Incentive Stock Option Agreement under the 2017 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on November 7, 2017 (File No. 333-221398))

10.17
Form of Non-Qualified Stock Option Agreement under the 2017 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on November 7, 2017 (File No. 333-221398))

10.18
Form of Restricted Stock Agreement (Management) under the 2017 Omnibus Incentive Plan (Time-Based vesting) (incorporated herein by reference to Exhibit 99.4 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on November 7, 2017 (File No. 333-221398))

10.19
Form of Restricted Stock Agreement (Management) under the 2017 Omnibus Incentive Plan (Performance-Based vesting) (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 2, 2018 (File No. 001-34737))

10.20
Form of Restricted Stock Agreement (Non-Employee Director) under the 2017 Omnibus Incentive Plan (Time-Based vesting) (incorporated herein by reference to Exhibit 99.6 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on November 7, 2017 (File No. 333-221398))

11	Statement regarding computation of per share earnings (See Note 3 of the Condensed Notes to Unaudited Consolidated Interim Financial Statements included in this Form 10-Q).

31.1	Rule 13a — 14(a)/15d — 14(a) Certification (Chief Executive Officer)

31.2	Rule 13a — 14(a)/15d — 14(a) Certification (Chief Financial Officer)

32	Section 1350 Certifications

101
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Condensed Notes to Unaudited Consolidated Interim Financial Statements.

SIGNATURES
In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
LegacyTexas Financial Group, Inc.
(Registrant)

Date:	April 25, 2018	By:	/s/ Kevin J. Hanigan
Kevin J. Hanigan,
President and Chief Executive Officer
(Duly Authorized Officer)

Date:	April 25, 2018	By:	/s/ J. Mays Davenport
J. Mays Davenport
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)