Form 10-Q
period 2018-06-30
LegacyTexas Financial Group, Inc.
filed 2018-07-25
CIK 1487052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class: Common Stock	Shares Outstanding as of July 23, 2018:
48,355,874

LEGACYTEXAS FINANCIAL GROUP, INC.
FORM 10-Q
June 30, 2018

PART 1 - FINANCIAL INFORMATION        Item 1. Financial Statements
LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
ASSETS	(unaudited)
Cash and due from financial institutions	$60,104	$61,713
Short-term interest-bearing deposits in other financial institutions	199,807	231,743
Total cash and cash equivalents	259,911	293,456
Securities available for sale, at fair value	445,613	419,717
Securities held to maturity (fair value: June 30, 2018 — $153,758; December 31, 2017— $174,926)	155,252	173,509
Loans held for sale, at fair value	33,548	16,707
Loans held for investment:
Loans held for investment (net of allowance for loan losses of $64,445 at June 30, 2018 and $71,301 at December 31, 2017)	6,615,818	6,418,271
Loans held for investment - Warehouse Purchase Program	1,291,129	1,320,846
Total loans held for investment	7,906,947	7,739,117
Federal Home Loan Bank ("FHLB") stock and other restricted securities, at cost	66,061	64,790
Bank-owned life insurance	58,345	57,684
Premises and equipment, net	70,893	69,693
Goodwill	178,559	178,559
Other assets	73,957	72,964
Total assets	$9,249,086	$9,086,196
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand	$1,721,380	$1,635,622
Interest-bearing demand	867,323	1,029,375
Savings and money market	2,580,017	2,735,296
Time	1,712,628	1,367,390
Total deposits	6,881,348	6,767,683
FHLB advances	1,065,941	1,043,163
Repurchase agreements	41,330	84,676
Subordinated debt	134,767	134,522
Accrued expenses and other liabilities	124,250	96,278
Total liabilities	8,247,636	8,126,322
Commitments and contingent liabilities (See Note 10)
Shareholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized; 0 shares issued — June 30, 2018 and December 31, 2017	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; 48,311,220 shares issued — June 30, 2018 and 48,117,390 shares issued — December 31, 2017	483	481
Additional paid-in capital	611,967	603,884
Retained earnings	409,765	370,858
Accumulated other comprehensive income (loss), net	(9,109)	(3,429)
Unearned Employee Stock Ownership Plan (ESOP) shares; 1,165,617 shares at June 30, 2018 and 1,192,093 shares at December 31, 2017	(11,656)	(11,920)
Total shareholders’ equity	1,001,450	959,874
Total liabilities and shareholders’ equity	$9,249,086	$9,086,196
See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest and dividend income
Loans, including fees	$98,570	$83,917	$189,201	$167,020
Taxable securities	3,132	2,725	6,043	5,287
Nontaxable securities	641	739	1,316	1,494
Interest-bearing deposits in other financial institutions	1,097	955	2,066	1,687
FHLB and FRB stock and other	551	411	1,031	795
	103,991	88,747	199,657	176,283
Interest expense
Deposits	13,732	8,359	25,764	15,469
FHLB advances	4,131	2,427	6,811	4,059
Repurchase agreements and other borrowings	2,199	2,241	4,540	4,487
	20,062	13,027	37,115	24,015
Net interest income	83,929	75,720	162,542	152,268
Provision for credit losses	17,478	6,255	33,141	28,556
Net interest income after provision for credit losses	66,451	69,465	129,401	123,712
Non-interest income
Service charges and other fees	8,844	9,896	16,771	18,327
Net gain on sale of mortgage loans held for sale	1,668	2,156	3,477	3,784
Bank-owned life insurance income	479	440	926	862
Net gain (loss) on securities transactions	—	—	(128)	(19)
Gain (loss) on sale and disposition of assets	(153)	157	2,060	1,556
Other	14	(324)	644	(55)
	10,852	12,325	23,750	24,455
Non-interest expense
Salaries and employee benefits	24,313	23,391	51,389	47,835
Advertising	1,358	1,179	2,246	1,996
Occupancy and equipment	3,980	3,656	7,840	7,310
Outside professional services	1,382	1,203	2,632	2,359
Regulatory assessments	731	1,271	1,885	2,256
Data processing	5,145	3,877	9,848	7,772
Office operations	2,224	2,404	4,524	4,680
Other	3,058	2,608	5,706	5,133
	42,191	39,589	86,070	79,341
Income before income tax expense	35,112	42,201	67,081	68,826
Income tax expense	7,275	14,266	13,482	22,701
Net income	$27,837	$27,935	$53,599	$46,125

Earnings per share:
Basic	$0.59	$0.60	$1.14	$0.99
Diluted	$0.58	$0.59	$1.12	$0.98
Dividends declared per share	$0.16	$0.15	$0.32	$0.30

See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$27,837	$27,935	$53,599	$46,125
Change in unrealized gains (losses) on securities available for sale	(1,532)	1,427	(6,377)	2,426
Reclassification of amount realized through securities transactions	—	—	128	19
Tax effect	322	(501)	1,310	(857)
Reclassification of income tax effects of the Tax Cuts and Jobs Act (see Note 9 for more information)	—	—	(741)	—
Other comprehensive income (loss), net of tax	(1,210)	926	(5,680)	1,588
Comprehensive income	$26,627	$28,861	$47,919	$47,713
See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)
(Dollars in thousands, except share and per share data)

For the six months ended June 30, 2017	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at January 1, 2017	$479	$589,408	$310,641	$(2,713)	$(12,450)	$885,365
Net income	—	—	46,125	—	—	46,125
Other comprehensive income, net of tax	—	—	—	1,588	—	1,588
Dividends declared, ($0.30 per share)	—	—	(14,382)	—	—	(14,382)
ESOP shares earned, (26,476 shares)	—	781	—	—	264	1,045
Share-based compensation expense	—	3,405	—	—	—	3,405
Activity in employee stock plans, (133,181 shares)	1	2,136	—	—	—	2,137
Balance at June 30, 2017	$480	$595,730	$342,384	$(1,125)	$(12,186)	$925,283
For the six months ended June 30, 2018
Balance at January 1, 2018	$481	$603,884	$370,858	$(3,429)	$(11,920)	$959,874
Net income	—	—	53,599	—	—	53,599
Other comprehensive income (loss), net of tax	—	—	—	(5,680)	—	(5,680)
Reclassification of income tax effects of the Tax Cuts and Jobs Act (see Note 9 for more information)	—	—	741	—	—	741
Dividends declared, ($0.32 per share)	—	—	(15,433)	—	—	(15,433)
ESOP shares earned, (26,476 shares)	—	874	—	—	264	1,138
Share-based compensation expense	—	3,453	—	—	—	3,453
Activity in employee stock plans, (193,830 shares)	2	3,756	—	—	—	3,758
Balance at June 30, 2018	$483	$611,967	$409,765	$(9,109)	$(11,656)	$1,001,450

See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net income	$53,599	$46,125
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	33,141	28,556
Depreciation and amortization	3,401	3,603
Deferred tax benefit	2,226	(3,973)
Premium amortization and accretion of securities, net	1,986	2,177
Accretion related to acquired loans	(1,147)	(1,817)
Net (gain) loss on securities transactions	128	19
ESOP compensation expense	1,138	1,045
Share-based compensation expense	3,453	3,405
Excess tax benefit on vesting of stock awards	681	1,177
Net gain on loans held for sale	(3,477)	(3,784)
Loans originated or purchased for sale	(100,470)	(96,238)
Proceeds from sale of loans held for sale	87,106	101,927
FHLB stock dividends	(391)	(227)
Bank-owned life insurance income	(926)	(862)
(Gain) on sale and disposition of repossessed assets, premises and equipment	190	(1,373)
Net change in deferred loan fees/costs	(2,744)	(6,700)
Net change in accrued interest receivable	(1,093)	187
Net change in other assets	(3,246)	1,110
Net change in other liabilities	28,904	65,589
Net cash provided by operating activities	102,459	139,946
Cash flows from investing activities
Available-for-sale securities:
Maturities, prepayments and calls	1,087,449	1,185,797
Purchases	(1,121,303)	(1,228,519)
Held-to-maturity securities:
Maturities, prepayments and calls	23,236	18,338
Purchases	(5,388)	—
Originations of Warehouse Purchase Program loans	(10,980,262)	(10,232,407)
Proceeds from pay-offs of Warehouse Purchase Program loans	11,009,979	10,031,006
Net change in loans held for investment, excluding Warehouse Purchase Program loans	(227,028)	(365,656)
Purchase of FHLB and Federal Reserve Bank stock and other	(880)	(13,125)
Purchases of premises and equipment	(4,454)	(1,278)
Proceeds from sale of assets	1,225	5,399
Net cash (used in) investing activities	(217,426)	(600,445)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from financing activities
Net change in deposits	113,665	197,030
Proceeds from FHLB advances	1,055,000	325,000
Repayments on FHLB advances	(1,032,222)	(7,000)
Repayments of borrowings	(43,346)	(13,258)
Payment of dividends	(15,433)	(14,382)
Activity in employee stock plans	3,758	2,137
Net cash provided by financing activities	81,422	489,527
Net change in cash and cash equivalents	(33,545)	29,028
Beginning cash and cash equivalents	293,456	289,212
Ending cash and cash equivalents	$259,911	$318,240
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$25	$4,046
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

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 2 - Revenue Recognition

Revenue recognized from contracts with customers, which is accounted for under Accounting Standards Codification ("ASC") 606, is entirely included in the Company's non-interest income. Interest income and certain types of non-interest income are not accounted for under ASC 606 as it is accounted for under other accounting standards. Significant revenue streams recognized by the Company from contracts with customers accounted for under ASC 606 for the three and six months ended June 30, 2018 and June 30, 2017, are below:

		Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
Card services income	(a)	$3,295	$3,102	$6,353	$5,944
Service charges on deposits	(b)	1,957	1,800	3,730	3,638
Title income	(c)	1,196	1,563	2,253	2,997
Gains (losses) on the sale of other real estate owned	(d)	9	139	(31)	184

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

(b) Service charges on deposits -
The Company receives non-interest income for providing services related to deposit accounts, including fee income generated from non-sufficient funds transactions, wire transfers, ATM activity and treasury management services. This income is recorded when incurred in the case of deposit account service charges or when collected in the case of miscellaneous one-time fees, like wire transfer fees. Since most deposit agreements have a day-to-day term, the performance obligation between the Company and the depositor is satisfied on a daily basis, or as incurred.

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

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The Company has applied ASC 606 using the modified retrospective approach effective on January 1, 2018 to all existing contracts with customers covered under the scope of the standard. The Company did not have an aggregate effect of modification resulting from adoption of ASC 606, and no financial statement line items were affected by this change in accounting standard.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 3 - Earnings Per Common Share
Basic earnings per common share is computed by dividing net income (which has been adjusted for distributed and undistributed earnings to participating securities) by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unvested restricted stock awards. Unvested restricted stock awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in ASC 260-10-45-60B. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock awards and options) were exercised or converted to common stock, or resulted in the issuance of common stock that then shared in the Company’s earnings. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unexercised stock options and unvested restricted stock awards. The dilutive effect of the unexercised stock options and unvested restricted stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. A reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic earnings per share:
Numerator:
Net income	$27,837	$27,935	$53,599	$46,125
Distributed and undistributed earnings to participating securities	(67)	(98)	(143)	(181)
Income available to common shareholders	$27,770	$27,837	$53,456	$45,944
Denominator:
Weighted average common shares outstanding	48,287,755	47,986,979	48,242,925	47,942,269
Less: Average unallocated ESOP shares	(1,174,297)	(1,227,250)	(1,180,879)	(1,233,831)
Average unvested restricted stock awards	(113,053)	(163,262)	(125,323)	(182,981)
Average shares for basic earnings per share	47,000,405	46,596,467	46,936,723	46,525,457
Basic earnings per common share	$0.59	$0.60	$1.14	$0.99
Diluted earnings per share:
Numerator:
Income available to common shareholders	$27,770	$27,837	$53,456	$45,944
Denominator:
Average shares for basic earnings per share	47,000,405	46,596,467	46,936,723	46,525,457
Dilutive effect of share-based compensation plan	617,752	409,087	651,373	459,578
Average shares for diluted earnings per share	47,618,157	47,005,554	47,588,096	46,985,035
Diluted earnings per common share	$0.58	$0.59	$1.12	$0.98
Share awards excluded in the computation of diluted earnings per share because the exercise price was greater than the common stock average market price and were therefore antidilutive	479,531	511,375	553,390	523,758

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 4 - Securities
The amortized cost, related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and the fair value of securities available for sale ("AFS") were as follows:

June 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency residential mortgage-backed securities [1]	$171,549	$324	$4,934	$166,939
Agency commercial mortgage-backed securities [1]	9,328	—	206	9,122
Agency residential collateralized mortgage obligations [1]	242,375	73	6,432	236,016
US government and agency securities	1,500	37	—	1,537
Municipal bonds	32,392	43	436	31,999
Total securities	$457,144	$477	$12,008	$445,613
December 31, 2017
Agency residential mortgage-backed securities [1]	$191,216	$419	$2,169	$189,466
Agency commercial mortgage-backed securities [1]	9,360	—	125	9,235
Agency residential collateralized mortgage obligations [1]	187,637	4	3,425	184,216
US government and agency securities	1,590	81	—	1,671
Municipal bonds	35,196	241	308	35,129
Total securities	$424,999	$745	$6,027	$419,717

[1]	Mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
The amortized cost (carrying amount), unrealized gains and losses and fair value of securities held to maturity ("HTM") were as follows:

June 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency residential mortgage-backed securities [1]	$53,774	$308	$1,410	$52,672
Agency commercial mortgage-backed securities [1]	22,123	30	356	21,797
Agency residential collateralized mortgage obligations [1]	22,116	132	162	22,086
Municipal bonds	57,239	591	627	57,203
Total securities	$155,252	$1,061	$2,555	$153,758
December 31, 2017
Agency residential mortgage-backed securities [1]	$57,334	$616	$646	$57,304
Agency commercial mortgage-backed securities [1]	27,435	589	98	27,926
Agency residential collateralized mortgage obligations [1]	27,112	265	99	27,278
Municipal bonds	61,628	1,079	289	62,418
Total securities	$173,509	$2,549	$1,132	$174,926

[1]	Mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The amortized cost (carrying amount) and fair value of held to maturity debt securities and the fair value of available for sale debt securities at June 30, 2018 by contractual maturity are set forth in the table below. Securities with contractual payments not due at a single maturity date, including mortgage-backed securities and collateralized mortgage obligations, are shown separately.

	HTM		AFS
	Amortized Cost	Fair Value	Fair Value
Due in one year or less	$460	$460	$2,839
Due after one to five years	12,135	12,311	11,187
Due after five to ten years	42,552	42,399	15,723
Due after ten years	2,092	2,033	3,787
Agency residential mortgage-backed securities	53,774	52,672	166,939
Agency commercial mortgage-backed securities	22,123	21,797	9,122
Agency residential collateralized mortgage obligations	22,116	22,086	236,016
Total	$155,252	$153,758	$445,613

Securities with a carrying value of $207,865 and $256,451 at June 30, 2018 and December 31, 2017, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.
At June 30, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies of U.S. Government Sponsored Enterprises, in an amount greater than 10% of shareholders' equity.
There were no sales of securities during the three and six months ended June 30, 2018 or 2017.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Securities with unrealized losses at June 30, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

AFS	Less than 12 Months		12 Months or More		Total
June 30, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency residential mortgage-backed securities [1]	$55,205	$1,458	$87,083	$3,476	$142,288	$4,934
Agency commercial mortgage-backed securities [1]	9,122	206	—	—	9,122	206
Agency residential collateralized mortgage obligations [1]	137,172	3,109	71,331	3,323	208,503	6,432
Municipal bonds	18,617	281	3,679	155	22,296	436
Total temporarily impaired	$220,116	$5,054	$162,093	$6,954	$382,209	$12,008
December 31, 2017
Agency residential mortgage-backed securities [1]	$59,545	$412	$100,214	$1,757	$159,759	$2,169
Agency commercial mortgage-backed securities [1]	9,235	125	—	—	9,235	125
Agency residential collateralized mortgage obligations [1]	128,869	1,860	49,171	1,565	178,040	3,425
Municipal bonds	10,114	72	6,583	236	16,697	308
Total temporarily impaired	$207,763	$2,469	$155,968	$3,558	$363,731	$6,027

HTM	Less than 12 Months		12 Months or More		Total
June 30, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency residential mortgage-backed securities [1]	$25,360	$650	$14,895	$760	$40,255	$1,410
Agency commercial mortgage-backed securities [1]	16,614	205	3,358	151	19,972	356
Agency residential collateralized mortgage obligations [1]	8,351	132	1,587	30	9,938	162
Municipal bonds	11,403	222	10,874	405	22,277	627
Total temporarily impaired	$61,728	$1,209	$30,714	$1,346	$92,442	$2,555
December 31, 2017
Agency residential mortgage-backed securities [1]	$20,397	$206	$16,909	$440	$37,306	$646
Agency commercial mortgage-backed securities [1]	3,685	26	3,484	72	7,169	98
Agency residential collateralized mortgage obligations [1]	8,008	64	2,267	35	10,275	99
Municipal bonds	9,313	80	10,486	209	19,799	289
Total temporarily impaired	$41,403	$376	$33,146	$756	$74,549	$1,132

[1]	Mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
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
As of June 30, 2018, 316 securities had unrealized losses, 127 of which had been in an unrealized loss position for over 12 months at June 30, 2018. The Company does not believe these unrealized losses are other-than-temporary and expects full collection of the carrying amount of these securities. At June 30, 2018, the Company does not intend to sell the securities in an unrealized loss position, and it is not more-likely-than-not that the Company will be required to sell the securities prior to recovery of amortized cost. All principal and interest payments are being received on time and in full.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 5 - Loans
Loans consist of the following.

	June 30, 2018	December 31, 2017
Loans held for sale, at fair value	$33,548	$16,707

Loans held for investment:
Commercial real estate	$3,021,148	$3,019,339
Commercial and industrial	2,051,955	1,927,049
Construction and land	265,745	277,864
Consumer real estate	1,287,703	1,213,434
Other consumer	44,588	45,506
Gross loans held for investment, excluding Warehouse Purchase Program	6,671,139	6,483,192
Net of:
Deferred costs (fees) and discounts, net	9,124	6,380
Allowance for loan losses	(64,445)	(71,301)
Net loans held for investment, excluding Warehouse Purchase Program	6,615,818	6,418,271
Warehouse Purchase Program	1,291,129	1,320,846
Total loans held for investment	$7,906,947	$7,739,117

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Activity in the allowance for loan losses for the three and six months ended June 30, 2018 and 2017, segregated by portfolio segment and evaluation for impairment, is set forth below. The below activity does not include Warehouse Purchase Program loans, which are collectively evaluated for impairment and are purchased under several contractual requirements, providing safeguards to the Company. To date, the Company has not experienced a loss on its Warehouse Purchase Program loans and no allowance for loan losses has been allocated to them. At June 30, 2018 and 2017, the allowance for loan impairment related to purchased credit impaired ("PCI") loans totaled $310 and $232, respectively.

For the three months ended June 30, 2018	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance	$21,538	$42,764	$3,938	$5,029	$1,239	$74,508
Charge-offs	(236)	(27,289)	—	—	(212)	(27,737)
Recoveries	—	28	—	9	37	74
Provision expense (benefit)	374	17,369	(264)	(41)	162	17,600
Ending balance	$21,676	$32,872	$3,674	$4,997	$1,226	$64,445
For the six months ended June 30, 2018
Allowance for loan losses:
Beginning balance	$21,587	$39,005	$4,644	$4,838	$1,227	$71,301
Charge-offs	(239)	(39,525)	—	—	(500)	(40,264)
Recoveries	—	50	—	20	103	173
Provision expense (benefit)	328	33,342	(970)	139	396	33,235
Ending balance	$21,676	$32,872	$3,674	$4,997	$1,226	$64,445
Allowance ending balance:
Individually evaluated for impairment	$69	$1,749	$—	$225	$28	$2,071
Collectively evaluated for impairment	21,607	31,123	3,674	4,772	1,198	62,374
Loans:
Individually evaluated for impairment	3,656	10,222	—	2,784	16	16,678
Collectively evaluated for impairment	3,015,188	2,041,619	265,745	1,284,168	44,402	6,651,122
PCI loans	2,304	114	—	751	170	3,339
Ending balance	$3,021,148	$2,051,955	$265,745	$1,287,703	$44,588	$6,671,139

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

For the three months ended June 30, 2017	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance	$19,358	$40,886	$4,559	$4,385	$1,468	$70,656
Charge-offs	—	(1,556)	—	(17)	(587)	(2,160)
Recoveries	—	206	75	12	102	395
Provision expense (benefit)	764	5,625	(578)	133	256	6,200
Ending balance	$20,122	$45,161	$4,056	$4,513	$1,239	$75,091
For the six months ended June 30, 2017
Allowance for loan losses:
Beginning balance	$18,303	$35,464	$5,075	$4,484	$1,250	$64,576
Charge-offs	(16)	(18,086)	(418)	(52)	(834)	(19,406)
Recoveries	205	246	75	24	471	1,021
Provision expense (benefit)	1,630	27,537	(676)	57	352	28,900
Ending balance	$20,122	$45,161	$4,056	$4,513	$1,239	$75,091
Allowance ending balance:
Individually evaluated for impairment	$51	$14,428	$—	$132	$44	$14,655
Collectively evaluated for impairment	20,071	30,733	4,056	4,381	1,195	60,436
Loans:
Individually evaluated for impairment	4,201	87,599	—	2,556	55	94,411
Collectively evaluated for impairment	2,807,729	1,791,414	270,050	1,150,911	47,467	6,067,571
PCI loans	5,513	196	—	886	213	6,808
Ending balance	$2,817,443	$1,879,209	$270,050	$1,154,353	$47,735	$6,168,790
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Beginning Balance	$957	$1,174	$929	$1,573
Charge-offs on lending-related commitments	—	—	—	—
Provision (benefit) for credit losses on lending-related commitments	(122)	55	(94)	(344)
Ending Balance	$835	$1,229	$835	$1,229
Impaired loans at June 30, 2018 and December 31, 2017, were as follows1:

June 30, 2018	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial real estate	$4,006	$3,656	$—	$3,656	$—
Commercial and industrial	26,533	6,879	3,343	10,222	1,749
Consumer real estate	3,322	2,778	6	2,784	6
Other consumer	51	7	9	16	6
Total	$33,912	$13,320	$3,358	$16,678	$1,761
December 31, 2017
Commercial real estate	$4,411	$4,134	$—	$4,134	$—
Commercial and industrial	89,713	48,463	35,542	84,005	10,502
Consumer real estate	3,545	2,985	7	2,992	7
Other consumer	71	16	19	35	13
Total	$97,740	$55,598	$35,568	$91,166	$10,522

[1]	No Warehouse Purchase Program loans were impaired at June 30, 2018 or December 31, 2017. Loans reported do not include PCI loans.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Income on impaired loans for the three and six months ended June 30, 2018 and 2017, was as follows1:

	Three Months Ended June 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate	$6,025	$2	$4,269	$2
Commercial and industrial	32,942	—	91,039	—
Construction and land	—	—	77	—
Consumer real estate	2,846	8	2,708	3
Other consumer	19	1	741	1
Total	$41,832	$11	$98,834	$6
	Six Months Ended June 30,
	2018		2017
Commercial real estate	$5,124	$4	$4,658	$4
Commercial and industrial	49,213	—	88,852	—
Construction and land	—	—	4,222	—
Consumer real estate	2,897	16	2,888	6
Other consumer	25	2	454	2
Total	$57,259	$22	$101,074	$12

[1]	Loans reported do not include PCI loans.
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
No loans past due over 90 days were still accruing interest at June 30, 2018 or December 31, 2017. At June 30, 2018, no PCI loans were considered non-performing loans. No Warehouse Purchase Program loans were non-performing at June 30, 2018 or December 31, 2017. Non-performing (nonaccrual) loans were as follows:

	June 30, 2018	December 31, 2017
Commercial real estate	$3,656	$4,134
Commercial and industrial	10,225	84,003
Consumer real estate	5,652	6,190
Other consumer	77	76
Total	$19,610	$94,403
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
The outstanding balances of TDRs are shown below:

	June 30, 2018	December 31, 2017
Nonaccrual TDRs(1)	$2,924	$17,294
Performing TDRs (2)	711	768
Total	$3,635	$18,062
Outstanding commitments to lend additional funds to borrowers with TDR loans	—	—

[1]	Nonaccrual TDR loans are included in the nonaccrual loan totals.

[2]	Performing TDR loans are loans that have been performing under the restructured terms for at least six months and the Company is accruing interest on these loans.
The following tables provide the recorded balances of loans modified as a TDR during the six months ended June 30, 2018 and 2017. No loans were modified as a TDR during the three months ended June 30, 2018 and 2017.

	Six Months Ended June 30, 2018
	Principal Deferrals	Other		Total
Commercial and industrial	$83	$—		$83
Total	$83	$—		$83
	Six Months Ended June 30, 2017
Commercial and industrial	$—	$14,447	[1]	$14,447
Total	$—	$14,447		$14,447

[1]	Reserve-based energy relationships where the primary modifications consisted of suspension of required borrowing base payments.
No loans modified as a TDR during the three and six months ended June 30, 2018 or 2017, experienced a subsequent payment default in the preceding twelve months. A payment default is defined as a loan that was 90 days or more past due.
Loans acquired with evidence of credit quality deterioration at acquisition, for which it was probable that the Company would not be able to collect all contractual amounts due, were accounted for as PCI loans. The carrying amount of PCI loans included in the consolidated balance sheets and the related outstanding balances at June 30, 2018 and December 31, 2017 are set forth in the table below. The outstanding balance represents the total amount owed, including accrued but unpaid interest, and any amounts previously charged off.

	June 30, 2018	December 31, 2017
Carrying amount [1]	$3,029	$3,295
Outstanding balance	3,730	3,992

[1]	The carrying amounts are reported net of allowance for loan losses of $310 and $269 as of June 30, 2018 and December 31, 2017.
Changes in the accretable yield for PCI loans for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Beginning balance	$2,167	$2,527	$2,279	$2,515
Reclassifications from nonaccretable	10	124	61	322
Disposals	17	9	(47)	9
Accretion	(96)	(180)	(195)	(366)
Balance at end of period	$2,098	$2,480	$2,098	$2,480

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Below is an analysis of the age of recorded investment in loans that were past due at June 30, 2018 and December 31, 2017. No Warehouse Purchase Program loans were delinquent at June 30, 2018 or December 31, 2017 and therefore are not included in the following tables.

June 30, 2018	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Loans Past Due	Current Loans [1]	Total Loans
Commercial real estate	$412	$21,273	$—	$21,685	$2,999,463	$3,021,148
Commercial and industrial	1,668	170	53	1,891	2,050,064	2,051,955
Construction and land	9,000	—	—	9,000	256,745	265,745
Consumer real estate	1,667	2,344	1,314	5,325	1,282,378	1,287,703
Other consumer	254	28	2	284	44,304	44,588
Total	$13,001	$23,815	$1,369	$38,185	$6,632,954	$6,671,139
December 31, 2017
Commercial real estate	$9,414	$—	$250	$9,664	$3,009,675	$3,019,339
Commercial and industrial	918	284	7,350	8,552	1,918,497	1,927,049
Construction and land	9,354	—	—	9,354	268,510	277,864
Consumer real estate	16,436	2,928	1,367	20,731	1,192,703	1,213,434
Other consumer	891	34	2	927	44,579	45,506
Total	$37,013	$3,246	$8,969	$49,228	$6,433,964	$6,483,192

[1]	Includes acquired PCI loans with a total carrying value of $3,339 and $3,338 at June 30, 2018 and December 31, 2017, respectively.
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

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The recorded investment in loans by credit quality indicators at June 30, 2018 and December 31, 2017, was as follows:
Real Estate and Commercial and Industrial Credit Exposure
Credit Risk Profile by Internally Assigned Grade

June 30, 2018	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate
Grade: [1]
Pass	$2,988,106	$1,975,652	$265,745	$1,278,769
Special Mention	25,540	36,040	—	1,479
Substandard	7,502	40,251	—	6,788
Doubtful	—	12	—	667
Total	$3,021,148	$2,051,955	$265,745	$1,287,703
December 31, 2017
Grade: [1]
Pass	$2,980,656	$1,787,238	$277,864	$1,203,236
Special Mention	30,656	43,161	—	1,408
Substandard	8,027	96,546	—	7,762
Doubtful	—	104	—	1,028
Total	$3,019,339	$1,927,049	$277,864	$1,213,434

[1]	PCI loans are included in the substandard or doubtful categories. These categories are consistent with the "substandard" and "doubtful" categories as defined by regulatory authorities.
Warehouse Purchase Program Credit Exposure
All Warehouse Purchase Program loans were graded pass as of June 30, 2018 and December 31, 2017.
Other Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

	June 30, 2018	December 31, 2017
Performing	$44,511	$45,430
Non-performing	77	76
Total	$44,588	$45,506

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
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Fair Value Measurements Using Level 2
	June 30, 2018	December 31, 2017
Assets:
Agency residential mortgage-backed securities	$166,939	$189,466
Agency commercial mortgage-backed securities	9,122	9,235
Agency residential collateralized mortgage obligations	236,016	184,216
US government and agency securities	1,537	1,671
Municipal bonds	31,999	35,129
Total securities available for sale	$445,613	$419,717

Loans held for sale [1]	$33,548	$16,707
Derivative financial instruments:
Interest rate lock commitments	435	358
Forward mortgage-backed securities trades	—	7
Loan customer counterparty	138	—
Financial institution counterparty	2,717	1,735
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	—	—
Forward mortgage-backed securities trades	92	18
Loan customer counterparty	2,717	1,735
Financial institution counterparty	138	—

[1]
At June 30, 2018 and December 31, 2017, loans held for sale had an aggregate outstanding principal balance of $32,485 and $16,242, respectively. There were no mortgage loans held for sale that were 90 days or greater past due or on non-accrual at June 30, 2018 or December 31, 2017.

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
Assets and Liabilities Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below. There were no liabilities measured at fair value on a non-recurring basis at June 30, 2018 or December 31, 2017.

	Fair Value Measurements Using Level 3
	June 30, 2018	December 31, 2017
Assets:
Impaired loans	$1,597	$25,046
Foreclosed assets:
Commercial real estate	6,694	6,694
Construction and land	—	859
Consumer real estate	—	192
Other	647	687
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
Foreclosed assets - These loans are measured at the lower of book or fair value less costs to sell using third party appraisals, listing agreements or sale contracts, which may be adjusted by additional Level 3 inputs, such as discounts of market value, estimated marketing costs and estimated legal expenses. Management may also consider additional adjustments on specific properties due to the age of the appraisal, expected holding period, lack of comparable sales, or if the other real estate owned is a special use property. At June 30, 2018, the Company had $630 in residential mortgage loans in the process of foreclosure.

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
Fair value of financial instruments not recorded at fair value
The carrying amount and fair value information of financial instruments not recorded at fair value in their entirety on a recurring basis on the Company's consolidated balance sheets at June 30, 2018 and at December 31, 2017, were as follows:

		Fair Value Measurement Using
June 30, 2018	Carrying Amount	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$259,911	$259,911	$—	$—
Securities held to maturity	155,252	—	153,758	—
Loans held for investment, net	6,615,818	—	—	6,596,937
Loans held for investment - Warehouse Purchase Program	1,291,129	—	—	1,288,687
FHLB and other restricted securities, at cost	66,061	—	66,061	—
Accrued interest receivable	25,689	25,689	—	—
Financial liabilities
Deposits	$6,881,348	$—	$—	$6,354,285
FHLB advances	1,065,941	—	—	1,066,166
Repurchase agreements	41,330	—	—	38,213
Subordinated debt	134,767	—	—	139,770
Accrued interest payable	3,745	3,745	—	—
December 31, 2017
Financial assets
Cash and cash equivalents	$293,456	$293,456	$—	$—
Securities held to maturity	173,509	—	174,926	—
Loans held for investment, net	6,418,271	—	—	6,484,949
Loans held for investment - Warehouse Purchase Program	1,320,846	—	—	1,337,612
FHLB and other restricted securities, at cost	64,790	—	64,790	—
Accrued interest receivable	24,596	24,596	—	—
Financial liabilities
Deposits	$6,767,683	$—	$—	$6,326,572
FHLB advances	1,043,163	—	—	1,043,416
Repurchase agreement	84,676	—	—	81,041
Subordinated debt	134,522	—	—	141,972
Accrued interest payable	2,729	2,729	—	—

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

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 7 - Derivative Financial Instruments

The following table provides the outstanding notional balances and fair values of outstanding derivative positions at June 30, 2018 and December 31, 2017.

	June 30, 2018			December 31, 2017
	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$12,501	$435	$—	$10,337	$358	$—
Forward mortgage-backed securities trades	30,633	—	92	19,788	7	18
Commercial loan interest rate swaps and caps:
Loan customer counterparty	$127,119	$138	$2,717	$114,594	$—	$1,735
Financial institution counterparty	127,119	2,717	138	114,594	1,735	—
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
The commercial loan customer counterparty weighted average received and paid interest rates for interest rate swaps outstanding at June 30, 2018 and December 31, 2017 are presented in the following table.

	Weighted-Average Interest Rate
	June 30, 2018		December 31, 2017
	Received	Paid	Received	Paid
Loan customer counterparty	2.47%	3.16%	2.52%	2.54%

Our credit exposure on interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $138 at June 30, 2018 and $32 at December 31, 2017. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. Our credit exposure, net of collateral pledged, relating to interest rate swaps with upstream financial institution counter-parties was approximately $2,773 at June 30, 2018.  A credit support annex is in place and allows the bank to call collateral from upstream financial institution counter-parties. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

swap values. Our cash collateral pledged for interest rate swaps and included in our interest-bearing deposits, which totaled $2,090 at June 30, 2018 and $1,950 at December 31, 2017, is in excess of our credit exposure.
The initial and subsequent changes in the fair value of IRLCs and the forward sales of mortgage-back securities are recorded in net gain on sale of mortgage loans. These gains and losses were not attributable to instrument-specific credit risk. For interest rate swaps and caps, because we act as an intermediary for our customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on our results of operations. Income (loss) for the three and six months ended June 30, 2018 and 2017 was as follows:

Derivatives not designated as hedging instruments	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
IRLCs	$(10)	$29	$77	$201
Forward mortgage-backed securities trades	52	(147)	451	(259)

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 8 - Share-based Compensation

Compensation cost charged to income for share-based compensation is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Restricted stock	$578	$857	$1,642	$1,725
Stock options	820	986	1,811	1,680
Income tax benefit	293	645	725	1,192

A summary of activity in the Company's active share-based compensation plans ("Plans") for the six months ended June 30, 2018 is presented below.

	Time-Vested Restricted Shares Outstanding		Performance-Based Restricted Shares Outstanding			Stock Options Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value per Share [1]	Number of Shares		Weighted-Average Grant Date Fair Value per Share [2]	Number of Shares	Weighted- Average Exercise Price per Share
Beginning balance	128,588	$27.27	73,008		$42.21	2,207,243	$26.88
Granted	35,650	42.40	26,550	[3]	42.82	1,200	43.12
Vested/exercised	(54,200)	21.08	(20,600)		44.04	(158,180)	23.76
Forfeited/expired	—	—	—		—	(91,039)	30.79
Ending balance	110,038	$35.22	78,958		$39.02	1,959,224	$26.95

[1]	For restricted stock awards with time-based vesting conditions, the grant date fair value is based upon the closing stock price as quoted on the Nasdaq Stock Market on the grant date.

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

The total unrecognized compensation expense as of June 30, 2018, related to the Plans is presented below.

	Unrecognized Compensation Expense	Weighted-Average Period of Expense
Non-vested restricted shares	$4,113	1.60 years
Non-vested stock options	5,445	1.60 years

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
During the first quarter of 2018, the Company elected early adoption of the provisions of ASU 2018-02, which allowed the Company to reclassify the income tax effects of the Act on items within accumulated other comprehensive income to retained earnings. This reclassification, which reduced other comprehensive income and increased retained earnings by $741 related entirely to unrealized gains and losses on available for sale securities.
A summary of the net deferred tax assets as of June 30, 2018 and December 31, 2017, is presented below:

	June 30, 2018	December 31, 2017
Net deferred tax assets	$19,325	$20,240
Estimated annual effective tax rate	21%

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
The contractual amounts of financial instruments with off‑balance sheet risk at June 30, 2018 and December 31, 2017, are summarized below. Please see Part I-Item 2-"Off-Balance Sheet Arrangements, Contractual Obligations and Commitments" of this Form 10-Q for information related to commitment maturities.

	June 30, 2018	December 31, 2017
Unused commitments to extend credit	$1,694,961	$1,600,794
Unused capacity on Warehouse Purchase Program loans	822,371	738,412
Standby letters of credit	30,916	34,091
Total unused commitments/capacity	$2,548,248	$2,373,297
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
In addition to the commitments above, the Company guarantees the credit card debt of certain customers to the merchant bank that issues the credit cards. These guarantees are in place for as long as the guaranteed credit card is open. At June 30, 2018 and December 31, 2017, these credit card guarantees totaled $2,303 and $5,257, respectively. This amount represents the maximum potential amount of future payments under the guarantee, which the Company is responsible for in the event of customer non-payment.
The Company funds an allowance for credit losses on off-balance sheet lending-related commitments and guarantees on credit card debt through a charge to provision for credit losses on the Company's consolidated statement of income. At June 30, 2018 and December 31, 2017, this allowance for credit losses on off-balance sheet lending-related commitments and guarantees on credit card debt, included in "other liabilities" on the Company's consolidated balance sheets, totaled $835 and $929, respectively.
In addition to the commitments above, the Company had overdraft protection available in the amounts of $85,813 and $84,727 at June 30, 2018 and December 31, 2017, respectively.
The Company, at June 30, 2018 and December 31, 2017, had FHLB letters of credit of $1,006,635 and $944,370, respectively, pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.
At June 30, 2018 and December 31, 2017, the Company had $1,100 and $1,680, respectively, of unfunded commitments recorded in other liabilities in its consolidated balance sheet related to investments in community development-oriented private equity funds used for Community Reinvestment Act purposes.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 11 - Recent Accounting Developments
Effect of Newly Issued But Not Yet Effective Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases. This ASU requires lessees to put most leases on their balance sheets but recognize expenses in the income statement in a manner similar to current accounting treatment. This ASU changes the guidance on sale-leaseback transactions, initial direct costs and lease execution costs, and, for lessors, modifies the classification criteria and the accounting for sales-type and direct financing leases. For public business entities, this ASU is effective for annual periods beginning after December 15, 2018, and interim periods therein. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is continuing to evaluate all current and potential lease obligations and to analyze its key accounting inputs under this ASU, such as applicable discount rates, to determine the impact of this ASU on its financial statements and disclosures.
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
In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. The guidance applies to nonemployee awards issued in exchange for goods or services used or consumed in an entity's own operations and to awards granted by an investor to employees and nonemployees of an equity method investee for goods or services used or consumed in the investee's operations. There are no new disclosure requirements. For public business entities, this ASU is effective for financial statements issued for fiscal years and for interim periods within those fiscal years beginning after December 15, 2018. The Company currently does not have awards outstanding or planned that would be impacted by this ASU.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 12 — Subsequent Events
The Company evaluated events from the date of the consolidated financial statements on June 30, 2018 through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q dated July 25, 2018. No additional events were identified requiring recognition in and/or disclosures in the consolidated financial statements.

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
The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: the expected cost savings, synergies and other financial benefits from acquisition or disposition transactions might not be realized within the expected time frames or at all and costs or difficulties relating to integration matters might be greater than expected; changes in economic conditions; fluctuations in interest rates; the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; our ability to access cost-effective funding; fluctuations in real estate values and both residential and commercial real estate market conditions; demand for loans and deposits in our market area; fluctuations in the price of oil, natural gas and other commodities; competition; changes in management's business strategies; our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we have acquired or may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; results of examinations of us by the Board of Governors of the Federal Reserve System ("FRB") and our bank subsidiary by the Texas Department of Banking ("TDOB") or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including the revenue impact from, and any mitigation actions taken in response, to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”); changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; changes in the regulatory and tax environments in which the Company operates, including the impact of the "Tax Cuts and Jobs Act" (the "TCJA") on the Company's deferred tax asset, and the anticipated impact of the TCJA on the Company's future earnings; and the other risks set forth under Risk Factors under Item 1A. of the Company's Form 10-K for the year ended December 31, 2017 ("2017 Form 10-K").

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

The Bank is regulated by the TDOB and the FRB with back-up oversight by the Federal Deposit Insurance Corporation ("FDIC"). Additionally, the Bank is a Federal Reserve member bank required to have certain reserves and stock set by the FRB and a member of the Federal Home Loan Bank of Dallas, one of the 12 regional banks in the Federal Home Loan Bank System (“FHLB”). The Company is regulated by the FRB.
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
Performance Highlights

•
Net income for the three months ended June 30, 2018 was $27.8 million, a decrease of $98,000, or 0.4%, from net income of $27.9 million for the three months ended June 30, 2017. The decrease in net income was driven by higher provision for credit losses and non-interest expense and lower non-interest income, partially offset by higher net interest income.

•	The net interest margin for the three months ended June 30, 2018 was 3.93%, a 16 basis point increase from the three months ended June 30, 2017.

•	Assets totaled $9.25 billion at June 30, 2018, which generated basic earnings per share for the three months ended June 30, 2018 of $0.59 and $1.14 for the six months ended June 30, 2018.

•
Gross loans held for investment at June 30, 2018, excluding Warehouse Purchase Program loans, grew $187.9 million from December 31, 2017, while Warehouse Purchase Program loans, which totaled $1.29 billion at June 30, 2018, decreased by $29.7 million from December 31, 2017.

•
Total deposits at June 30, 2018 grew $113.7 million from December 31, 2017, as the Company's efforts to grow non-interest-bearing demand deposits resulted in an $85.8 million increase in these deposits to $1.72 billion at June 30, 2018. Non-interest-bearing deposits totaled 25.0% of total deposits at June 30, 2018.

•	Non-performing loans declined by $74.8 million, or 79.2%, from December 31, 2017, totaling $19.6 million at June 30, 2018.
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
Allowance for Loan Loss. The allowance for loan losses and related provision expense are susceptible to change if the credit quality of our loan portfolio changes, which is evidenced by many factors, including but not limited to charge-offs and non-performing loan trends. Generally, consumer real estate lending has a lower risk profile compared to other consumer lending (such as automobile loans). Commercial real estate and commercial and industrial lending, however, can have higher risk profiles than consumer loans due to these loans being larger in amount and more susceptible to fluctuations in industry, market and economic conditions. While management uses available information to recognize losses on loans, changes in economic conditions, the mix and size of the loan portfolio and individual borrower conditions can dramatically impact our level of allowance for loan losses in relatively short periods of time. Management believes that the allowance for loan losses is maintained at a level that represents coverage of our best estimate of credit losses in the loan portfolio as of June 30, 2018.
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

Comparison of Financial Condition at June 30, 2018 and December 31, 2017
General. Total assets increased by $162.9 million, or 1.8%, to $9.25 billion at June 30, 2018 from $9.09 billion at December 31, 2017, primarily due to a $187.9 million, or 2.9%, increase in gross loans held for investment, excluding Warehouse Purchase Program loans, which was partially offset by a $29.7 million, or 2.2%, decrease in Warehouse Purchase Program loans.
Loans. Gross loans held for investment increased by $158.2 million, or 2.0%, to $7.96 billion at June 30, 2018 from $7.80 billion at December 31, 2017, while loans held for sale increased by $16.8 million, or 100.8%, for the same period.

	June 30, 2018	December 31, 2017	Dollar Change	Percent Change
	(Dollars in thousands)
Commercial real estate	$3,021,148	$3,019,339	$1,809	0.1%
Commercial and industrial	2,051,955	1,927,049	124,906	6.5
Construction and land	265,745	277,864	(12,119)	(4.4)
Consumer real estate	1,287,703	1,213,434	74,269	6.1
Other consumer	44,588	45,506	(918)	(2.0)
Gross loans held for investment, excluding Warehouse Purchase Program loans	6,671,139	6,483,192	187,947	2.9
Warehouse Purchase Program	1,291,129	1,320,846	(29,717)	(2.2)
Gross loans held for investment	7,962,268	7,804,038	158,230	2.0
Loans held for sale	33,548	16,707	16,841	100.8
Gross loans	$7,995,816	$7,820,745	$175,071	2.2%

Gross loans held for investment at June 30, 2018, excluding Warehouse Purchase Program loans, grew $187.9 million, or 2.9%, from December 31, 2017, which included growth in the commercial and industrial, consumer real estate, and commercial real estate loan portfolios and was partially offset by declines in the construction and land and other consumer loan portfolios. Commercial and industrial and commercial real estate loans at June 30, 2018 increased by $124.9 million and $1.8 million, respectively, from December 31, 2017. Consumer real estate loans at June 30, 2018 increased by $74.3 million, while construction and land and other consumer loans decreased by $12.1 million and $918,000, respectively, from December 31, 2017.
Reserve-based energy loans, which are reported as commercial and industrial loans, totaled $486.8 million at June 30, 2018, down $44.9 million from $531.7 million at December 31, 2017. Substantially all of the reserve-based energy loans are secured by deeds of trust on properties containing proven oil and natural gas reserves.

At June 30, 2018, our reserve-based energy portfolio (reported above at $486.8 million) was secured by collateral that consisted of 60% crude oil reserves and 40% natural gas reserves. We encourage, and in some cases even require, borrowers to utilize commodity hedges, in order to stabilize cash flows during volatile commodity price environments.  Hedges are used to guard against falling prices, and the goal is that the duration of the hedge will last long enough for prices to come back from any significant decline.  Hedges will typically include minimum and maximum allowed percentage of production, a minimum and maximum allowed term, and a minimum price.

In addition to the reserve-based energy loans, the Bank has loans categorized as "Midstream and Other," which are typically related to the transmission of oil and natural gas and would only be indirectly impacted by declining commodity prices. At June 30, 2018, "Midstream and Other" loans had a total outstanding balance of $28.7 million, up $13.3 million from $15.4 million at December 31, 2017.

Warehouse Purchase Program loans decreased by $29.7 million, or 2.2%, to $1.29 billion at June 30, 2018 from $1.32 billion at December 31, 2017. Although not bound by any legally binding commitment, when a purchase decision is made, the Bank purchases a 100% participation interest in the loans originated by our mortgage banking company customers. The mortgage banking company closes mortgage loans consistent with underwriting standards established by approved investors and, once all pertinent documents are received, the participation interest is delivered by the Bank to the investor selected by the originator and approved by us. Warehouse Purchase Program loans funded during the second quarter of 2018 consisted of 47% conforming, 43% government loans and 10% of other loan types, including Jumbo loans.
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
Non-performing loans to total loans held for investment, excluding Warehouse Purchase Program loans, was 0.29% at June 30, 2018 compared to 1.46% at December 31, 2017. Including Warehouse Purchase Program loans, non-performing loans to total loans held for investment was 0.25% at June 30, 2018 compared to 1.21% at December 31, 2017. Non-performing loans decreased by $74.8 million to $19.6 million at June 30, 2018 from $94.4 million at December 31, 2017. During the second quarter of 2018, the Company recorded a $12.5 million charge-off on the resolution of an impaired $14.0 million energy relationship, as well as charge-offs totaling $14.7 million on two impaired corporate healthcare finance relationships, both of which remain classified as non-performing and impaired and totaled a combined $5.3 million at June 30, 2018. Also, during the first quarter of 2018, the Company recorded a $10.5 million charge-off in connection with the resolution of a $36.7 million reserve-based energy relationship, classified as non-performing and impaired at December 31, 2017, through a new loan to a new borrower, which was a classified performing loan at June 30, 2018. For more information about the Company's non-performing loans, please see Note 5 of the Condensed Notes to Unaudited Consolidated Interim Financial Statements contained in Item 1 of this report.
Our allowance for loan losses was $64.4 million at June 30, 2018 compared to $71.3 million at December 31, 2017, or 0.81% of total loans held for investment (including Warehouse Purchase Program loans) at June 30, 2018 compared to 0.91% at December 31, 2017. Despite the decrease, it was believed that the level of the allowance was acceptable because our allowance for loan losses to non-performing loans was 328.63% at June 30, 2018 compared to 75.53% at December 31, 2017. Net charge-offs for the six months ended June 30, 2018 totaled $40.1 million, an increase of $21.7 million from the six months ended June 30, 2017, due to the energy-related and healthcare-related loan charge-offs discussed above.
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
We regularly review the assets in our portfolio to determine whether any should be considered as classified. Total classified assets represented 6.3% of our total equity and 0.7% of our total assets at June 30, 2018 compared to 12.7% of our total equity and 1.3% of our total assets at December 31, 2017. The aggregate amount of classified assets at the dates indicated was as follows:

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Doubtful	$679	$1,134
Substandard	54,808	112,632
Total classified loans	55,487	113,766
Foreclosed assets	7,341	8,432
Total classified assets	$62,828	$122,198
Substandard loans at June 30, 2018 decreased by $57.8 million from December 31, 2017, with substandard non-performing energy loans totaling $1.4 million at June 30, 2018, down $57.1 million from December 31, 2017, which was primarily due to the resolution of the energy relationships discussed above in "Allowance for Loan Losses." The Company continues to take action to improve the risk profile of the criticized energy loans by instituting monthly commitment reductions, obtaining additional collateral, obtaining additional guarantor support and/or requiring additional equity injections or asset sales.
The Company also has potential problem loans, considered "other loans of concern," that are currently performing and do not meet the criteria for impairment, but where there is the distinct possibility that we might sustain some loss if credit deficiencies are not corrected. These possible credit problems may result in the future inclusion of these loans in the non-performing asset categories and consisted of $32.2 million in loans that were classified as "substandard," but were still accruing interest and were not considered impaired at June 30, 2018 (excluding PCI loans), compared to $15.4 million at December 31, 2017. The $16.8 million increase in other loans of concern from December 31, 2017 was primarily due to a $17.5 million increase in classified performing energy loans. Other loans of concern have been considered in management's analysis of potential loan losses.
Securities. Our securities portfolio increased $7.6 million, or 1.3%, to $600.9 million at June 30, 2018 from $593.2 million at December 31, 2017. During the six months ended June 30, 2018, purchases totaling $1.13 billion offset paydowns and maturities of securities totaling $1.11 billion.
Deposits. Total deposits increased $113.7 million, or 1.7%, to $6.88 billion at June 30, 2018 from $6.77 billion at December 31, 2017, primarily due to growth in non-interest-bearing demand and time deposits.

	June 30, 2018	December 31, 2017	Dollar Change	Percent Change
	(Dollars in thousands)
Non-interest-bearing demand	$1,721,380	$1,635,622	$85,758	5.2%
Interest-bearing demand	867,323	1,029,375	(162,052)	(15.7)
Savings and money market	2,580,017	2,735,296	(155,279)	(5.7)
Time	1,712,628	1,367,390	345,238	25.2
Total deposits	$6,881,348	$6,767,683	$113,665	1.7%

Time deposits increased by $345.2 million compared to December 31, 2017, while non-interest-bearing demand deposits increased by $85.8 million for the same period. These increases were partially offset by declines of $162.1 million and $155.3 million in interest-bearing demand and savings and money market deposits, respectively, compared to December 31, 2017.

Borrowings. FHLB advances increased by $22.8 million, or 2.2%, to $1.07 billion at June 30, 2018 from $1.04 billion at December 31, 2017, while overnight repurchase agreements decreased by $43.3 million, or 51.2%, to $41.3 million at June 30, 2018 from $84.7 million at December 31, 2017. At June 30, 2018, the Company was eligible to borrow an additional $2.06 billion from the FHLB.
The table below shows FHLB advances by maturity and weighted average rate at June 30, 2018:

	Balance	Weighted Average Rate
	(Dollars in thousands)
Less than 90 days	$1,058,624	1.60%
90 days to less than one year	2,553	4.84
One to three years	3,046	5.49
After three to five years	1,184	5.51
After five years	534	5.44
Total	$1,065,941	2.06%
Additionally, we have seven available federal funds lines of credit with other financial institutions totaling $250.0 million and were eligible to borrow $62.0 million from the Federal Reserve Bank discount window.
At June 30, 2018, subordinated debt totaled $134.8 million, which included $122.7 million of fixed-to-floating rate subordinated notes (reported net of $2.3 million in debt issuance costs.) The $134.8 million of subordinated debt also included $12.0 million of trust preferred securities that were acquired through the merger with LegacyTexas Group, Inc. All subordinated debt is reported net of purchase accounting fair value adjustments and debt issuance costs.
Accrued Expenses and Other Liabilities. Accrued expenses and other liabilities increased $28.0 million, or 29.1%, to $124.3 million at June 30, 2018 from $96.3 million at December 31, 2017. This increase was primarily due to timing of escrow payments.
Shareholders’ Equity. Total shareholders' equity increased by $41.6 million, or 4.3%, to $1.00 billion at June 30, 2018 from $959.9 million at December 31, 2017.

	June 30, 2018	December 31, 2017	Dollar Change	Percent Change
	(Dollars in thousands)
Common stock	$483	$481	$2	0.4%
Additional paid-in capital	611,967	603,884	8,083	1.3
Retained earnings	409,765	370,858	38,907	10.5
Accumulated other comprehensive income (loss), net	(9,109)	(3,429)	(5,680)	165.6
Unearned ESOP shares	(11,656)	(11,920)	264	(2.2)
Total shareholders’ equity	$1,001,450	$959,874	$41,576	4.3%
The increase in shareholders' equity at June 30, 2018, compared to December 31, 2017, was primarily due to net income of $53.6 million recognized during the six months ended June 30, 2018, which was partially offset by the payment of quarterly dividends totaling $0.32 per common share, or $15.4 million, during the six months ended June 30, 2018.

Comparison of Results of Operations for the Three Months Ended June 30, 2018 and 2017
General. Net income for the three months ended June 30, 2018 was $27.8 million, a decrease of $98,000, or 0.4%, from net income of $27.9 million for the three months ended June 30, 2017. The decrease in net income was driven by an $11.2 million increase in the provision for credit losses, a $7.0 million increase in interest expense, a $2.6 million increase in non-interest expense and a $1.5 million decrease in non-interest income, which was partially offset by a $14.7 million increase in interest income on loans. Basic earnings per share for the three months ended June 30, 2018 was $0.59, a $0.01 decrease from $0.60 for the three months ended June 30, 2017. Diluted earnings per share for the three months ended June 30, 2018 was $0.58, a $0.01 decrease from $0.59 for the three months ended June 30, 2017.
Interest Income. Interest income increased by $15.2 million, or 17.2%, to $104.0 million for the three months ended June 30, 2018 from $88.7 million for the three months ended June 30, 2017.

	Three Months Ended June 30,		Dollar Change	Percent Change
	2018	2017
	(Dollars in thousands)
Interest and dividend income
Loans, including fees	$98,570	$83,917	$14,653	17.5%
Securities	3,773	3,464	309	8.9
Interest-bearing deposits in other financial institutions	1,097	955	142	14.9
FHLB and Federal Reserve Bank stock and other	551	411	140	34.1
	$103,991	$88,747	$15,244	17.2%
The $15.2 million increase in interest income for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily due to a $14.7 million increase in interest income on loans, which was driven by increased volume in all loan portfolios with the exception of construction and land and other consumer loans, as well as higher yields earned on all loan portfolios. The average balance of commercial and industrial loans increased by $178.1 million from the second quarter of 2017, while the average yield earned on this portfolio increased by 100 basis points for the same period, resulting in a $7.0 million increase in interest income. The average yield earned on the commercial and industrial portfolio for the quarter ended June 30, 2018 was positively impacted by three increases in the Fed Funds rate, totaling 75 basis points since June 2017, as well as the resolution of multiple non-performing relationships over the past year. The average balance of commercial real estate loans increased by $273.7 million from the second quarter of 2017, resulting in a $3.5 million increase in interest income, while the average balance of consumer real estate loans increased by $139.0 million for the same period, which led to a $1.8 million increase in interest income. While the average balances of the construction and land and other consumer loan portfolios declined from the second quarter of 2017, the average yields earned on these portfolios increased by 23 and 17 basis points, respectively, from the second quarter of 2017, resulting in interest income remaining relatively flat for the comparable periods. The average balance of Warehouse Purchase Program loans increased by $7.8 million from the second quarter of 2017, while the average yield earned on this portfolio increased by 83 basis points, resulting in a $2.3 million increase in interest income compared to the second quarter of 2017.

Interest income on loans for the second quarter of 2018 included $634,000 in accretion of purchase accounting fair value adjustments on acquired loans, which primarily consisted of $162,000 on acquired commercial real estate loans and $411,000 on acquired consumer loans.

Interest Expense. Interest expense increased by $7.0 million, or 54.0%, to $20.1 million for the three months ended June 30, 2018 from $13.0 million for the three months ended June 30, 2017.

	Three Months Ended June 30,		Dollar Change	Percent Change
	2018	2017
	(Dollars in thousands)
Interest expense
Deposits	$13,732	$8,359	$5,373	64.3%
FHLB advances	4,131	2,427	1,704	70.2
Repurchase agreements and other borrowings	2,199	2,241	(42)	(1.9)
	$20,062	$13,027	$7,035	54.0%
The increase in interest expense for the three months ended June 30, 2018 compared to the same period in 2017 was primarily due to higher average deposit and borrowing rates, as well as increases of $277.0 million and $105.3 million in the average balances of time and interest-bearing demand deposits, respectively, compared to the second quarter of 2017. A $124.1 million decrease in the average balance of borrowings from the second quarter of 2017 was more than offset by an 85 basis point increase in the average rate, resulting in a $1.7 million year-over-year increase in interest expense on borrowed funds.
Net Interest Income. Net interest income increased by $8.2 million, or 10.8%, to $83.9 million for the three months ended June 30, 2018 from $75.7 million for the three months ended June 30, 2017. The net interest margin for the second quarter of 2018 was 3.93%, a 16 basis point increase from the second quarter of 2017. The average yield on earning assets for the second quarter of 2018 was 4.87%, a 45 basis point increase from the second quarter of 2017. The average cost of interest-bearing liabilities for the second quarter of 2018 was 1.30%, up 44 basis points from the second quarter of 2017.
Provision for Credit Losses. The Company recorded a provision for credit losses of $17.5 million for the quarter ended June 30, 2018, up $11.2 million from $6.3 million for the quarter ended June 30, 2017. The increase in provision expense from the three months ended June 30, 2017 was primarily due to $14.7 million in charge-offs recorded on two corporate healthcare finance relationships and a $12.5 million charge-off on the resolution of an energy relationship, all recorded during the second quarter of 2018. As a result of declining credit quality in the corporate healthcare finance portfolio, the Company discontinued originating these types of loans during the first quarter of 2017. For more information about the Company's allowance for loan losses, please see "Management's Discussion and Analysis - Comparison of Financial Condition at June 30, 2018 and December 31, 2017 - Allowance for Loan Losses" contained in Item 2 of this report.
Non-interest Income. Non-interest income decreased by $1.5 million, or 12.0%, to $10.9 million for the three months ended June 30, 2018 from $12.3 million for the three months ended June 30, 2017.

	Three Months Ended June 30,		Dollar Change	Percent Change
	2018	2017
	(Dollars in thousands)
Non-interest income
Service charges and other fees	$8,844	$9,896	$(1,052)	(10.6)%
Net gain on sale of mortgage loans held for sale	1,668	2,156	(488)	(22.6)
Bank-owned life insurance income	479	440	39	8.9
Gain (loss) on sale and disposition of assets	(153)	157	(310)	N/M1
Other	14	(324)	338	N/M1
	$10,852	$12,325	$(1,473)	(12.0)%
1N/M - not meaningful
The $1.5 million decrease in non-interest income from the second quarter of 2017 was primarily due to a $1.1 million decrease in service charges and other fees, which was driven by decreases in commercial loan fee income (consisting of syndication, arrangement, non-usage and pre-payment fees), title premiums, Warehouse Purchase Program fee income, insufficient funds fees, and brokerage income after the Company discontinued its brokerage services in the third quarter of 2017. These decreases in service charges and other fees were partially offset by increased debit card interchange income and commercial account analysis fees. Gain (loss) on sale and disposition of assets for the second quarter of 2018 included a $160,000 loss on the disposition of a leased branch location, compared to a $139,000 gain on the sale of foreclosed properties recorded in the second quarter of 2017. Other non-interest income for the second quarter of 2017 included a $368,000 net decrease in the value of investments in community development-oriented private equity funds used for Community Reinvestment Act purposes (the "CRA Funds"), compared to a $15,000 net decrease in the CRA Funds for the second quarter of 2018. Net gains on the sale of mortgage loans held for sale during the second quarter of 2018 decreased by $488,000 compared to the second quarter of 2017, which included gains recognized on $56.4 million of one-to four-family mortgage loans that were sold or committed for sale and fair value changes on mortgage derivatives and mortgage fees collected during the second quarter of 2017, compared to $50.8 million for the second quarter of 2018.

Non-interest Expense. Non-interest expense increased by $2.6 million, or 6.6%, to $42.2 million for the three months ended June 30, 2018, from $39.6 million for the three months ended June 30, 2017.

	Three Months Ended June 30,		Dollar Change	Percent Change
	2018	2017
	(Dollars in thousands)
Non-interest expense
Salaries and employee benefits	$24,313	$23,391	$922	3.9%
Advertising	1,358	1,179	179	15.2
Occupancy and equipment	3,980	3,656	324	8.9
Outside professional services	1,382	1,203	179	14.9
Regulatory assessments	731	1,271	(540)	(42.5)
Data processing	5,145	3,877	1,268	32.7
Office operations	2,224	2,404	(180)	(7.5)
Other	3,058	2,608	450	17.3
	$42,191	$39,589	$2,602	6.6%

The $2.6 million increase in non-interest expense from the second quarter of 2017 was primarily due to a $1.3 million increase in data processing expense as the Company has outsourced certain segments of its data processing operations. This outsourcing cost was partially offset by a reduction in full-time equivalent employees in the technology area. Salaries and employee benefits expense increased by $922,000 from the second quarter of 2017, which was driven by decreased deferred salary costs related to loan originations that will be accounted for over the lives of the related loans, as well as higher severance and health care costs. In connection with the enactment of the Tax Cuts and Jobs Act, in 2018, the Company awarded all full-time employees whose salary was under $100,000 a $1,000 bonus, which resulted in $679,000 of additional salary expense, and increased the Company's minimum wage to $15 from $11 per hour for all non-commission-based employees. The bonus and minimum wage increases related to 2018 tax reform, as well as merit increases awarded in the 2018 period, also contributed to higher salary expense compared to the second quarter of 2017 and was partially offset by lower share-based compensation expense in the 2018 period. Other non-interest expense increased by $450,000 compared to the second quarter of 2017, primarily due to higher debit card fraud and lending expenses, while occupancy and equipment expense increased by $324,000 for the same period due to increased rent expense and lower rental income. These increased expenses compared to the second quarter of 2017 were partially offset by a $540,000 reduction in regulatory assessment expense due to a lower assessment rate used for the 2018 period.

Income Tax Expense. For the three months ended June 30, 2018, we recognized income tax expense of $7.3 million on our pre-tax income, which was an effective tax rate of 20.7%, compared to income tax expense of $14.3 million for the three months ended June 30, 2017, which was an effective tax rate of 33.8%. The decrease in the effective tax rate was primarily due to the enactment of the TCJA, which made key changes to the U.S. tax law, including the reduction of the U.S. federal corporate tax rate from 35% to 21%. The Company is still analyzing certain aspects of the TCJA, and refining its calculations, which could potentially affect the measurement of these balances or give rise to new deferred tax amounts.
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

Comparison of Results of Operations for the Six Months Ended June 30, 2018 and 2017

General. Net income for the six months ended June 30, 2018 was $53.6 million, an increase of $7.5 million, or 16.2%, from net income of $46.1 million for the six months ended June 30, 2017. The increase in net income was driven by increased net interest income and decreased income tax expense, partially offset by increased non-interest expense, provision for credit losses and lower non-interest income. Basic earnings per share for the six months ended June 30, 2018 was $1.14, an increase of $0.15 from $0.99 for the six months ended June 30, 2017. Diluted earnings per share for the six months ended June 30, 2018 was $1.12, an increase of $0.14 from $0.98 for the six months ended June 30, 2017.

Interest Income. Interest income increased by $23.4 million, or 13.3%, to $199.7 million for the six months ended June 30, 2018 from $176.3 million for the six months ended June 30, 2017.

	Six Months Ended June 30,		Dollar Change	Percent Change
	2018	2017
	(Dollars in thousands)
Interest and dividend income
Loans, including fees	$189,201	$167,020	$22,181	13.3%
Securities	7,359	6,781	578	8.5
Interest-bearing deposits in other financial institutions	2,066	1,687	379	22.5
FHLB and Federal Reserve Bank stock and other	1,031	795	236	29.7
	$199,657	$176,283	$23,374	13.3%

The $23.4 million increase in interest income for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to a $22.2 million, or 13.3%, increase in interest income on loans, which was driven by increased volume in commercial real estate, commercial and industrial, consumer real estate and Warehouse Purchase Program loans, as well as higher yields earned on all loan portfolios. The average balance of commercial real estate loans increased by $271.3 million from the six months ended June 30, 2017, resulting in a $7.2 million increase in interest income. The average balance of commercial and industrial loans increased by $117.2 million from the six months ended June 30, 2017, while the average yield earned on this portfolio increased by 38 basis points. This increase in average balance and yield on the commercial and industrial portfolio during the six months ended June 30, 2018 more than offset the impact of the complete amortization of a $4.7 million discount on a purchased energy loan that occurred during the six months ended June 30, 2017, resulting in a $6.6 million increase in interest income. The average yield earned on the commercial and industrial portfolio for the six months ended June 30, 2018 was positively impacted by three increases in the Fed Funds rate, totaling 75 basis points since June 2017, as well as the resolution of multiple non-performing relationships over the past year. The average balance of consumer real estate loans increased by $137.9 million from the six months ended June 30, 2017, increasing interest income by $3.4 million. The average balance of Warehouse Purchase Program loans increased by $77.0 million compared to the six months ended June 30, 2017, while the average yield earned increased by 77 basis points, resulting in a $5.3 million increase in interest income. These increases in interest income were partially offset by a $340,000 decline in interest income recorded on construction and land loans, the average balance of which declined by $19.2 million from the six months ended June 30, 2017.

Interest Expense. Interest expense increased by $13.1 million, or 54.5%, to $37.1 million for the six months ended June 30, 2018 from $24.0 million for the six months ended June 30, 2017.

	Six Months Ended June 30,		Dollar Change	Percent Change
	2018	2017
	(Dollars in thousands)
Interest expense
Deposits	$25,764	$15,469	$10,295	66.6%
FHLB advances	6,811	4,059	2,752	67.8
Repurchase agreements and other borrowings	4,540	4,487	53	1.2
	$37,115	$24,015	$13,100	54.5%

The increase in interest expense for the six months ended June 30, 2018 compared to the same period in 2017, was primarily due to an increase in interest expense on deposits, which was driven by increased rates paid on all deposit categories during the six months ended June 30, 2018 compared to the same period in 2017, which included a 58 basis point increase in the average rate paid on time deposits, a 29 basis point increase in the average rate paid on interest-bearing demand deposits, and a 26 basis point increase in the average rate paid on savings and money market deposits. Additionally, the average balances of time and interest-bearing demand deposits increased by $198.3 million and $110.6 million, respectively, from the six months ended June 30, 2017. Interest expense on borrowings for the six months ended June 30, 2018 increased by $2.8 million compared to the six months ended June 30, 2017, due to an 83 basis point increase in the average rate paid on borrowings, despite a $143.6 million decline in the average balance.

Net Interest Income. Net interest income increased by $10.3 million, or 6.7%, to $162.5 million for the six months ended June 30, 2018 from $152.3 million for the six months ended June 30, 2017. The net interest margin increased by one basis point to 3.89% for the six months ended June 30, 2018 from 3.88% for the same period last year. The net interest rate spread decreased by 14 basis points to 3.55% for the six months ended June 30, 2018 from 3.69% for the same period last year. The average yield on earning assets for the six months ended June 30, 2018 was 4.78%, a 28 basis point increase from the six months ended June 30, 2017, while the average cost of interest-bearing liabilities increased by 42 basis points.
Provision for Credit Losses. The provision for credit losses was $33.1 million for the six months ended June 30, 2018, an increase of $4.6 million from $28.6 million for the six months ended June 30, 2017. The increase in the provision for credit losses during the 2018 period was primarily related to $14.7 million in charge-offs recorded on two corporate healthcare finance relationships and $23.0 million in charge-offs recorded on the resolution of two energy relationships. As a result of declining credit quality in the corporate healthcare finance portfolio, the Company discontinued originating these types of loans during the first quarter of 2017. For more information about the Company's allowance for loan losses, please see "Management's Discussion and Analysis - Comparison of Financial Condition at June 30, 2018 and December 31, 2017 - Allowance for Loan Losses" contained in Item 2 of this report.
Non-interest Income. Non-interest income decreased by $705,000, or 2.9%, to $23.8 million for the six months ended June 30, 2018 from $24.5 million for the six months ended June 30, 2017.

	Six Months Ended June 30,		Dollar Change	Percent Change
	2018	2017
	(Dollars in thousands)
Non-interest income
Service charges and other fees	$16,771	$18,327	$(1,556)	(8.5)%
Net gain on sale of mortgage loans held for sale	3,477	3,784	(307)	(8.1)
Bank-owned life insurance income	926	862	64	7.4
Net loss on securities transactions	(128)	(19)	(109)	N/M1
Gain on sale and disposition of assets	2,060	1,556	504	32.4
Other	644	(55)	699	N/M1
	$23,750	$24,455	$(705)	(2.9)%
1N/M - not meaningful
The decrease in non-interest income for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to a $1.6 million decrease in service charges and other fees compared to the six months ended June 30, 2017, which included decreases in title premiums, commercial loan fee income (consisting of syndication, arrangement, non-usage and pre-payment fees), Warehouse Purchase Program fee income and brokerage income after the Company discontinued its brokerage services in the third quarter of 2017. These decreases in service charges and other fees were partially offset by an increase in debit card interchange income compared to the six months ended June 30, 2017. Other non-interest income increased by $699,000 from the six months ended June 30, 2017, primarily caused by a $402,000 yield maintenance fee on a bond pre-payment received in the first quarter of 2018. Gain on sale and disposition of assets for the six months ended June 30, 2018 included $2.3 million in proceeds resulting from an insurance settlement related to a misappropriation of approximately $2.5 million in vault cash from one of the former LegacyTexas Bank branches acquired in 2015. Comparatively, gain on sale and disposition of assets for the six months ended June 30, 2017 included a gain of $1.3 million resulting from the sale of a parcel of land in the first quarter of 2017. Net gains on the sale of mortgage loans held for sale during the six months ended June 30, 2018 decreased by $307,000 compared to the six months ended June 30, 2017, which included gains recognized on $96.0 million of one- to four-family mortgage loans that were sold or committed for sale and fair value changes on mortgage derivatives and mortgage fees collected during the 2017 period, compared to $99.9 million for the six months ended June 30, 2018.

Non-interest Expense. Non-interest expense increased by $6.7 million, or 8.5%, to $86.1 million for the six months ended June 30, 2018 from $79.3 million for the six months ended June 30, 2017.

	Six Months Ended June 30,		Dollar Change	Percent Change
	2018	2017
	(Dollars in thousands)
Non-interest expense
Salaries and employee benefits	$51,389	$47,835	$3,554	7.4%
Advertising	2,246	1,996	250	12.5
Occupancy and equipment	7,840	7,310	530	7.3
Outside professional services	2,632	2,359	273	11.6
Regulatory assessments	1,885	2,256	(371)	(16.4)
Data processing	9,848	7,772	2,076	26.7
Office operations	4,524	4,680	(156)	(3.3)
Other	5,706	5,133	573	11.2
	$86,070	$79,341	$6,729	8.5%
The increase in non-interest expense from the six months ended June 30, 2017 included a $3.6 million increase in salaries and employee benefits expense, which was driven by decreased deferred salary costs related to loan originations that will be accounted for over the lives of the related loans, as well as higher severance and health care expenses and merit increases awarded in the 2018 period, which increased salary expense. Also, in connection with the enactment of the Tax Cuts and Jobs Act, in 2018, the Company awarded all full-time employees whose salary was under $100,000 a $1,000 bonus, which resulted in $679,000 of additional salary expense, and increased the Company's minimum wage to $15 from $11 per hour for all non-commission-based employees. A reduction in full-time equivalent employees in the technology area in 2018 partially offset the $2.1 million increase in data processing expense compared to the six months ended June 30, 2017, as the Company has outsourced certain segments of its data processing operations. Occupancy and equipment expense increased by $530,000 during the six months ended June 30, 2018 due to increased rent expense and lower rental income, while other non-interest expense increased by $573,000 due to higher debit card fraud and lending-related expenses during the 2018 period. These increased non-interest expenses compared to the six months ended June 30, 2017 were partially offset by a $371,000 reduction in regulatory assessment expense due to a lower assessment rate used for the 2018 period.
Income Tax Expense. For the six months ended June 30, 2018, we recognized income tax expense of $13.5 million on our pre-tax income, which was an effective tax rate of 20.1%, compared to income tax expense of $22.7 million for the six months ended June 30, 2017, which was an effective tax rate of 33.0%. The decrease in the effective tax rate was primarily due to the enactment of the TCJA, which made key changes to the U.S. tax law, including the reduction of the U.S. federal corporate tax rate from 35% to 21%. The Company is still analyzing certain aspects of the TCJA, and refining its calculations, which could potentially affect the measurement of these balances or give rise to new deferred tax amounts.
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

	Three Months Ended June 30,
(Dollars in thousands)	2018			2017
Interest-earning assets:	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate
Commercial real estate	$3,055,139	$38,762	5.09%	$2,781,472	$35,222	5.08%
Warehouse Purchase Program [1]	1,075,262	12,137	4.53	1,067,512	9,852	3.70
Commercial and industrial [1]	2,002,490	28,489	5.71	1,824,388	21,446	4.71
Construction and land	260,560	3,478	5.35	278,986	3,559	5.12
Consumer real estate	1,265,751	14,750	4.66	1,126,744	12,923	4.59
Other consumer	43,779	626	5.74	49,721	690	5.57
Loans held for sale	29,378	328	4.46	22,581	225	3.99
Less: deferred fees and allowance for loan loss	(66,746)	—	—	(68,779)	—	—
Loans receivable [2]	7,665,613	98,570	5.16	7,082,625	83,917	4.75
Agency mortgage-backed securities	258,420	1,434	2.22	320,361	1,724	2.15
Agency collateralized mortgage obligations	248,150	1,640	2.64	165,862	974	2.35
Investment securities	101,641	699	2.75	108,946	766	2.81
FHLB and FRB stock and other restricted securities	58,972	551	3.73	50,436	411	3.26
Interest-earning deposit accounts	233,335	1,097	1.89	324,406	955	1.18
Total interest-earning assets	8,566,131	103,991	4.87	8,052,636	88,747	4.42
Non-interest-earning assets	429,905			439,060
Total assets	$8,996,036			$8,491,696
Interest-bearing liabilities:
Interest-bearing demand	$954,960	2,085	0.88	$849,633	1,223	0.58
Savings and money market	2,578,205	5,057	0.79	2,703,291	3,787	0.56
Time	1,632,697	6,590	1.62	1,355,681	3,349	0.99
Borrowings	1,018,945	6,330	2.49	1,142,998	4,668	1.64
Total interest-bearing liabilities	6,184,807	20,062	1.30	6,051,603	13,027	0.86
Non-interest-bearing demand	1,694,082			1,410,566
Non-interest-bearing liabilities	122,573			114,963
Total liabilities	8,001,462			7,577,132
Total shareholders’ equity	994,574			914,564
Total liabilities and shareholders’ equity	$8,996,036			$8,491,696
Net interest income and margin		$83,929	3.93%		$75,720	3.77%
Net interest income and margin (tax-equivalent basis) [3]		$84,064	3.94%		$75,979	3.78%
Net interest rate spread			3.57%			3.56%
Net earning assets	$2,381,324			$2,001,033
Average interest-earning assets to average interest-bearing liabilities	138.50%			133.07%
[1]
The 2017 period includes a reclassification of three Warehouse relationships from the commercial and industrial category to the Warehouse Purchase Program category to conform presentation to the 2018 period. The average balance reclassified totaled $171.5 million and the interest income reclassified totaled $1.6 million for the three months ended June 30, 2017.

[2]	Calculated net of deferred fees, loan discounts, loans in process and allowance for loan losses.
[3]
In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment (a non-GAAP measure) has been computed using a federal income tax rate of 21% for 2018 and 35% for 2017. Tax-exempt investments and loans had an average balance of $89.7 million and $102.5 million for the three months ended June 30, 2018 and 2017, respectively.

	Six Months Ended June 30,
	2018			2017
	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$3,024,253	$76,298	5.09%	$2,752,978	$69,146	5.07%
Warehouse Purchase Program[1]	1,020,595	22,209	4.39	943,576	16,916	3.62
Commercial and industrial[1]	1,953,773	53,242	5.50	1,836,536	46,628	5.12
Construction and land	265,701	6,935	5.26	284,888	7,275	5.15
Consumer real estate	1,246,759	28,730	4.61	1,108,822	25,303	4.56
Other consumer	44,332	1,247	5.68	51,180	1,406	5.54
Loans held for sale	25,206	540	4.28	17,651	346	3.92
Less: deferred fees and allowance for loan loss	(64,718)	—	—	(67,350)	—	—
Loans receivable [2]	7,515,901	189,201	5.07	6,928,281	167,020	4.86
Agency mortgage-backed securities	266,402	2,936	2.20	323,318	3,396	2.10
Agency collateralized mortgage obligations	234,728	3,032	2.58	154,828	1,832	2.37
Investment securities	99,046	1,391	2.81	111,650	1,553	2.78
FHLB and FRB stock and other restricted securities	57,735	1,031	3.57	47,736	795	3.33
Interest-earning deposit accounts	236,617	2,066	1.76	328,512	1,687	1.04
Total interest-earning assets	8,410,429	199,657	4.78	7,894,325	176,283	4.50
Non-interest-earning assets	429,686			438,442
Total assets	$8,840,115			$8,332,767
Interest-bearing liabilities:
Interest-bearing demand	$962,935	4,018	0.84	$852,339	2,344	0.55
Savings and money market	2,661,237	10,101	0.77	2,678,217	6,812	0.51
Time	1,533,553	11,645	1.53	1,335,258	6,313	0.95
Borrowings	948,614	11,351	2.41	1,092,199	8,546	1.58
Total interest-bearing liabilities	6,106,339	37,115	1.23	5,958,013	24,015	0.81
Non-interest-bearing demand	1,635,761			1,376,132
Non-interest-bearing liabilities	114,075			91,241
Total liabilities	7,856,175			7,425,386
Total shareholders’ equity	983,940			907,381
Total liabilities and shareholders’ equity	$8,840,115			$8,332,767
Net interest income and margin		$162,542	3.89%		$152,268	3.88%
Net interest income and margin (tax-equivalent basis) [3]		$162,818	3.90%		$152,791	3.90%
Net interest rate spread			3.55%			3.69%
Net earning assets	$2,304,090			$1,936,312
Average interest-earning assets to average interest-bearing liabilities	137.73%			132.50%
[1]
The 2017 period includes a reclassification of three Warehouse relationships from the commercial and industrial category to the Warehouse Purchase Program category to conform presentation to the 2018 period. The average balance reclassified totaled $146.4 million and the interest income reclassified totaled $2.6 million for the six months ended June 30, 2017.

[2]	Calculated net of deferred fees, loan discounts, loans in process and allowance for loan losses.
[3]
In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment (a non-GAAP measure) has been computed using a federal income tax rate of 21% for 2018 and 35% for 2017. Tax-exempt investments and loans had an average balance of $91.7 million and $103.2 million for the six months ended June 30, 2018 and 2017, respectively.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2018 versus 2017			2018 versus 2017
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$3,472	$68	$3,540	$6,843	$309	$7,152
Warehouse Purchase Program	72	2,213	2,285	1,462	3,831	5,293
Commercial and industrial	2,233	4,810	7,043	3,078	3,536	6,614
Construction and land	(241)	160	(81)	(498)	158	(340)
Consumer real estate	1,617	210	1,827	3,176	251	3,427
Other consumer	(84)	20	(64)	(192)	33	(159)
Loans held for sale	74	29	103	159	35	194
Loans receivable	7,143	7,510	14,653	14,028	8,153	22,181
Agency mortgage-backed securities	(342)	52	(290)	(621)	161	(460)
Agency collateralized mortgage obligations	532	134	666	1,019	181	1,200
Investment securities	(51)	(16)	(67)	(177)	15	(162)
FHLB and FRB stock and other restricted securities	75	65	140	175	61	236
Interest-earning deposit accounts	(319)	461	142	(566)	945	379
Total interest-earning assets	7,038	8,206	15,244	13,858	9,516	23,374
Interest-bearing liabilities:
Interest-bearing demand	167	695	862	336	1,338	1,674
Savings and money market	(182)	1,452	1,270	(43)	3,332	3,289
Time	790	2,451	3,241	1,049	4,283	5,332
Borrowings	(552)	2,214	1,662	(1,242)	4,047	2,805
Total interest-bearing liabilities	223	6,812	7,035	100	13,000	13,100
Net interest income	$6,815	$1,394	$8,209	$13,758	$(3,484)	$10,274

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
Management also has several secondary sources of funds available to meet potential liquidity demands. At June 30, 2018, we had additional borrowing capacity of $2.06 billion with the FHLB and $250.0 million in federal funds lines of credit available with other financial institutions. We may also use the discount window at the Federal Reserve Bank as a source of short-term funding. Federal Reserve Bank borrowing capacity varies based upon securities pledged to the discount window line. At June 30, 2018, securities pledged had a collateral value of $62.0 million.
At June 30, 2018, we had classified 74.2% of our securities portfolio as available for sale (including pledged securities), providing an additional source of liquidity. Management believes that because active markets exist and our securities portfolio is of high quality, our available for sale securities are marketable. Selling participations in loans we originate, including portions of commercial real estate loans, creates another source of liquidity and allows us to manage borrower concentration risk as well as interest rate risk.
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
The Company, which is a separate legal entity from the Bank and must provide for its own liquidity, had liquid assets of $29.7 million on an unconsolidated basis at June 30, 2018. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders, funds paid out for Company stock repurchases, and payments on trust-preferred securities and subordinated debt held at the Company level. The Company has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. See “How We Are Regulated - Limitations on Dividends and Other Capital Distributions” under Item 1 and Note 16 of the Notes to Consolidated Financial Statements contained in Item 8 of the Company's 2017 Form 10-K.
The Company uses its sources of funds primarily to meet its expenses, pay maturing deposits and fund withdrawals, and to fund loan commitments. Total approved loan commitments (including Warehouse Purchase Program commitments, unused lines of credit and letters of credit) amounted to $2.55 billion and $2.37 billion at June 30, 2018, and December 31, 2017, respectively. It is management's policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Company. Certificates of deposit scheduled to mature in one year or less at June 30, 2018 totaled $1.30 billion with a weighted average rate of 1.64%.
During the six months ended June 30, 2018, cash and cash equivalents decreased by $33.5 million, or 11.4%, to $259.9 million at June 30, 2018 from $293.5 million at December 31, 2017. Operating activities provided cash of $102.5 million and financing activities provided cash of $81.4 million, which was more than offset by cash used in investing activities of $217.4 million. Primary sources of cash for the six months ended June 30, 2018 included proceeds from pay-offs of Warehouse Purchase Program loans totaling $11.01 billion, proceeds from maturities, prepayments and calls on available-for-sale securities totaling $1.09 billion, proceeds from FHLB advances totaling $1.06 billion, proceeds from the sale of loans held for sale totaling $87.1 million, and a $113.7 million increase in deposits. Primary uses of cash for the six months ended June 30,

2018 included originations of Warehouse Purchase Program loans totaling $10.98 billion, purchases of available-for-sale securities totaling $1.12 billion, repayments on FHLB advances totaling $1.03 billion and net fundings of loans held for investment totaling $227.0 million.
Please see Item 1A (Risk Factors) under Part 1 of the Company's 2017 Form 10-K for information regarding liquidity risk.
Off-Balance Sheet Arrangements, Contractual Obligations and Commitments
The following table presents our longer term contractual obligations and commitments to extend credit to our borrowers, in aggregate and by payment due dates (not including any interest amounts). In addition to the commitments below, the Company had overdraft protection available to its depositors in the amount of $85.8 million and credit card guarantees outstanding in the amount of $2.3 million at June 30, 2018.

	June 30, 2018
	Less than One Year	One through Three Years	Four through Five Years	After Five Years	Total
	(Dollars in thousands)
Contractual obligations:
Deposits without a stated maturity	$5,168,720	$—	$—	$—	$5,168,720
Certificates of deposit	1,295,032	339,377	74,014	4,205	1,712,628
FHLB advances [1]	1,061,177	3,046	1,184	534	1,065,941
Repurchase agreements	41,330	—	—	—	41,330
Subordinated debt [1]	—	—	—	140,464	140,464
Private equity fund for Community Reinvestment Act purposes	1,100	—	—	—	1,100
Operating leases (premises)	6,234	11,279	10,094	17,183	44,790
Total contractual obligations	$7,573,593	$353,702	$85,292	$162,386	8,174,973
Off-balance sheet loan commitments: [2]
Unused commitments to extend credit	$854,732	$516,730	$239,519	$83,980	1,694,961
Unused capacity on Warehouse Purchase Program loans [3]	805,419	16,952	—	—	822,371
Standby letters of credit	28,209	1,875	677	155	30,916
Total loan commitments	$1,688,360	$535,557	$240,196	$84,135	2,548,248
Total contractual obligations and loan commitments					$10,723,221

[1]	FHLB advances and subordinated debt are shown at their contractual amounts.

[2]	Loans having no stated maturity are reported in the “Less than One Year” category.

[3]
In regards to unused capacity on Warehouse Purchase Program loans, the Company has established a maximum purchase facility amount, but reserves the right, at any time, to refuse to buy any mortgage loans offered for sale by its mortgage banking company customers for any reason in the Company's sole and absolute discretion.

Capital Resources
Consistent with our goal to operate a sound and profitable organization, our policy is for the Company and its subsidiary bank to maintain “well-capitalized” status under the FRB regulations. Based on capital levels at June 30, 2018 and December 31, 2017, the Bank and the Company were considered to be well-capitalized. At June 30, 2018, the Bank's equity totaled $1.08 billion. The Company's consolidated equity totaled $1.00 billion, or 10.8% of total assets, at June 30, 2018. Warehouse Purchase Program loan volumes can increase significantly on the last day of the month, potentially leading to a significant difference between the ending and average balance of Warehouse Purchase Program loans. At June 30, 2018, Warehouse Purchase Program loans totaled $1.29 billion, compared to an average balance of $1.08 billion for the three months ended June 30, 2018. Because the capital ratios below are calculated using ending risk-weighted assets and Warehouse Purchase Program loans are risk-weighted at 100%, an end of period increase in these balances can significantly impact the Company's reported capital ratios.

	Actual		Required for Capital Adequacy Purposes		To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2018	(Dollars in thousands)
Total risk-based capital
Company	$1,032,318	12.14%	$680,453	8.00%	$850,567	10.00%
Bank	977,031	11.49	680,441	8.00	850,551	10.00
Tier 1 risk-based capital
Company	844,291	9.93	510,340	6.00	510,340	6.00
Bank	911,750	10.72	510,330	6.00	680,441	8.00
Common equity tier 1 risk-based capital
Company	832,271	9.78	382,755	4.50	n/a [1]	n/a [1]
Bank	911,750	10.72	382,748	4.50	552,858	6.50
Tier 1 leverage
Company	844,291	9.56	353,242	4.00	n/a [1]	n/a [1]
Bank	911,750	10.32	353,344	4.00	441,680	5.00
December 31, 2017
Total risk-based capital
Company	$991,713	11.87%	$668,142	8.00%	$835,178	10.00%
Bank	939,655	11.25	668,096	8.00	835,120	10.00
Tier 1 risk-based capital
Company	796,887	9.54	501,107	6.00	501,107	6.00
Bank	867,424	10.39	501,072	6.00	668,096	8.00
Common equity tier 1 risk-based capital
Company	784,960	9.40	375,830	4.50	n/a [1]	n/a [1]
Bank	867,424	10.39	375,804	4.50	542,828	6.50
Tier 1 leverage
Company	796,887	9.17	347,731	4.00	n/a [1]	n/a [1]
Bank	867,424	9.98	347,808	4.00	434,759	5.00
[1] Not applicable
Pursuant to the capital regulations of the FRB and the other federal banking agencies, the Company and the Bank must maintain a capital conservation buffer consisting of additional common equity tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels of risk-based common equity tier 1 capital, tier 1 capital and total capital in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. For our fiscal year ending December 31, 2018, the capital conservation buffer rule requires a buffer of greater than 1.875% of risk-weighted assets, which amount will increase by 0.625% yearly until the requirement is fully phased-in on January 1, 2019, when the buffer must exceed 2.5% of risk-weighted assets. At June 30, 2018, the Company's and the Bank's common equity tier 1 capital exceeded the required capital conservation buffer.

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
As illustrated in the tables below, the Bank was within policy limits for all scenarios tested. The tables presented below, as of June 30, 2018, and December 31, 2017, are internal analyses of our interest rate risk as measured by changes in EVE and EAR for instantaneous, parallel, and sustained shifts for all market rates and yield curves, in 100 basis point increments, up 400 basis points and down 100 basis points.
As illustrated in the tables below, our EVE would be negatively impacted by a parallel, instantaneous, and sustained increase in market rates. Such an increase in rates would negatively impact EVE as a result of the duration of assets, including loans and investments, being longer than the duration of liabilities, primarily deposit accounts and FHLB borrowings. In rising rate environments, deposits are more beneficial to the Bank’s EVE than comparable wholesale funding. As illustrated in the table below, at June 30, 2018, our EAR would be positively impacted by a parallel, instantaneous, and sustained increase in market rates. Our EVE and EAR would also be negatively impacted by a 100 basis point decline in market rates.

June 30, 2018
Change in Interest Rates in Basis Points	Economic Value of Equity				Earnings at Risk (12 months)
	Estimated EVE	Estimated Increase / (Decrease) in EVE		EVE Ratio %	Estimated Net Interest Income	Increase / (Decrease) in Estimated Net Interest Income
	$ Amount	$ Change	% Change		$ Amount	$ Change	% Change
	(Dollars in thousands)
400	1,293,803	(134,115)	(9.39)	15.27	390,091	23,651	6.45
300	1,337,193	(90,725)	(6.35)	15.51	384,479	18,039	4.92
200	1,373,958	(53,960)	(3.78)	15.67	378,803	12,363	3.37
100	1,407,995	(19,923)	(1.40)	15.78	372,915	6,475	1.77
—	1,427,918	—	—	15.75	366,440	—	—
(100)	1,372,692	(55,226)	(3.87)	14.92	354,260	(12,180)	(3.32)

December 31, 2017
Change in Interest Rates in Basis Points	Economic Value of Equity				Earnings at Risk (12 months)
	Estimated EVE	Estimated Increase / (Decrease) in EVE		EVE Ratio %	Estimated Net Interest Income	Increase / (Decrease) in Estimated Net Interest Income
	$ Amount	$ Change	% Change		$ Amount	$ Change	% Change
	(Dollars in thousands)
400	1,250,757	(125,669)	(9.13)	14.89	358,384	15,210	4.43
300	1,289,760	(86,666)	(6.30)	15.09	355,186	12,012	3.50
200	1,322,187	(54,239)	(3.94)	15.21	351,794	8,620	2.51
100	1,348,578	(27,848)	(2.02)	15.26	348,173	4,999	1.46
—	1,376,426	—	—	15.34	343,174	—	—
(100)	1,315,702	(60,724)	(4.41)	14.45	334,954	(8,220)	(2.40)

The Bank's EVE was $1.43 billion, or 15.75%, of the market value of portfolio assets as of June 30, 2018, a $51.5 million increase from $1.38 billion, or 15.34%, of the market value of portfolio assets as of December 31, 2017. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $54.0 million decrease in our EVE at June 30, 2018 compared to a $54.2 million decrease at December 31, 2017, and would result in an eight basis point decrease in our EVE ratio to 15.67% at June 30, 2018 compared to a thirteen basis point decrease to 15.21% at December 31, 2017. An immediate 100 basis point decrease in market interest rates would result in a $55.2 million decrease in our EVE at June 30, 2018 compared to a $60.7 million decrease at December 31, 2017, and would result in an 83 basis point decrease in our EVE ratio to 14.92% at June 30, 2018, as compared to an 89 basis point decrease in our EVE ratio to 14.45% at December 31, 2017.
The Bank's projected EAR for the twelve months ending June 30, 2019 is $366.4 million, compared to $343.2 million for the twelve months ending December 31, 2018. Based on the assumptions utilized, an immediate 200 basis point increase in market rates would result in a $12.4 million, or 3.37%, increase in net interest income for the twelve months ending June 30, 2019 compared to an $8.6 million, or 2.51%, increase for the twelve months ending December 31, 2018. An immediate 100 basis point decrease in market rates would result in a $12.2 million, or 3.32%, decrease in net interest income for the twelve months ending June 30, 2019 compared to an $8.2 million, or 2.40%, decrease for the twelve months ending December 31, 2018.
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
An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2018. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company's internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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
The Company did not repurchase any of its common stock during the quarter ended June 30, 2018.

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

101
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Condensed Notes to Unaudited Consolidated Interim Financial Statements.

SIGNATURES
In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
LegacyTexas Financial Group, Inc.
(Registrant)

Date:	July 25, 2018	By:	/s/ Kevin J. Hanigan
Kevin J. Hanigan,
President and Chief Executive Officer
(Duly Authorized Officer)

Date:	July 25, 2018	By:	/s/ J. Mays Davenport
J. Mays Davenport
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)