Form 10-Q
period 2018-09-30
LegacyTexas Financial Group, Inc.
filed 2018-10-24
CIK 1487052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class: Common Stock	Shares Outstanding as of October 22, 2018:
48,492,319

LEGACYTEXAS FINANCIAL GROUP, INC.
FORM 10-Q
September 30, 2018

PART 1 - FINANCIAL INFORMATION        Item 1. Financial Statements
LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
ASSETS	(unaudited)
Cash and due from financial institutions	$64,681	$61,713
Short-term interest-bearing deposits in other financial institutions	189,634	231,743
Total cash and cash equivalents	254,315	293,456
Securities available for sale, at fair value	455,454	419,717
Securities held to maturity (fair value: September 30, 2018 — $142,746; December 31, 2017— $174,926)	145,148	173,509
Loans held for sale, at fair value	22,175	16,707
Loans held for investment:
Loans held for investment (net of allowance for loan losses of $66,354 at September 30, 2018 and $71,301 at December 31, 2017)	6,707,553	6,418,271
Loans held for investment - Warehouse Purchase Program	1,054,505	1,320,846
Total loans held for investment	7,762,058	7,739,117
Federal Home Loan Bank ("FHLB") stock and other restricted securities, at cost	60,596	64,790
Bank-owned life insurance	58,692	57,684
Premises and equipment, net	72,291	69,693
Goodwill	178,559	178,559
Other assets	73,504	72,964
Total assets	$9,082,792	$9,086,196
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand	$1,798,109	$1,635,622
Interest-bearing demand	780,474	1,029,375
Savings and money market	2,562,399	2,735,296
Time	1,638,776	1,367,390
Total deposits	6,779,758	6,767,683
FHLB advances	932,317	1,043,163
Repurchase agreements	40,408	84,676
Subordinated debt	134,890	134,522
Accrued expenses and other liabilities	155,820	96,278
Total liabilities	8,043,193	8,126,322
Commitments and contingent liabilities (See Note 10)
Shareholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized; 0 shares issued — September 30, 2018 and December 31, 2017	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; 48,491,169 shares issued — September 30, 2018 and 48,117,390 shares issued — December 31, 2017	485	481
Additional paid-in capital	617,270	603,884
Retained earnings	444,848	370,858
Accumulated other comprehensive income (loss), net	(11,481)	(3,429)
Unearned Employee Stock Ownership Plan (ESOP) shares; 1,152,378 shares at September 30, 2018 and 1,192,093 shares at December 31, 2017	(11,523)	(11,920)
Total shareholders’ equity	1,039,599	959,874
Total liabilities and shareholders’ equity	$9,082,792	$9,086,196
See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest and dividend income
Loans, including fees	$102,267	$89,084	$291,468	$256,104
Taxable securities	3,254	2,694	9,297	7,981
Nontaxable securities	614	713	1,930	2,207
Interest-bearing deposits in other financial institutions	1,368	1,524	3,434	3,211
FHLB and FRB stock and other	644	448	1,675	1,243
	108,147	94,463	307,804	270,746
Interest expense
Deposits	15,077	10,271	40,841	25,740
FHLB advances	5,198	2,944	12,009	7,003
Repurchase agreements and other borrowings	2,205	2,284	6,745	6,771
	22,480	15,499	59,595	39,514
Net interest income	85,667	78,964	248,209	231,232
Provision for credit losses	2,656	7,157	35,797	35,713
Net interest income after provision for credit losses	83,011	71,807	212,412	195,519
Non-interest income
Service charges and other fees	8,626	9,291	25,397	27,618
Net gain on sale of mortgage loans held for sale	1,597	1,982	5,074	5,766
Bank-owned life insurance income	482	435	1,408	1,297
Net gain (loss) on securities transactions	(10)	(20)	(138)	(39)
Gain on sale and disposition of assets	977	352	3,037	1,908
Other	1,555	186	2,199	131
	13,227	12,226	36,977	36,681
Non-interest expense
Salaries and employee benefits	25,053	24,175	76,442	72,010
Advertising	824	980	3,070	2,976
Occupancy and equipment	3,960	3,299	11,800	10,609
Outside professional services	1,151	1,230	3,783	3,589
Regulatory assessments	750	1,011	2,635	3,267
Data processing	5,362	4,287	15,210	12,059
Office operations	2,232	2,378	6,756	7,058
Other	2,860	2,935	8,566	8,068
	42,192	40,295	128,262	119,636
Income before income tax expense	54,046	43,738	121,127	112,564
Income tax expense	11,225	15,029	24,707	37,730
Net income	$42,821	$28,709	$96,420	$74,834

Earnings per share:
Basic	$0.91	$0.61	$2.05	$1.60
Diluted	$0.89	$0.61	$2.02	$1.58
Dividends declared per share	$0.16	$0.15	$0.48	$0.45

See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$42,821	$28,709	$96,420	$74,834
Change in unrealized gains (losses) on securities available for sale	(3,013)	103	(9,390)	2,529
Reclassification of amount realized through securities transactions	10	20	138	39
Tax effect	631	(43)	1,941	(900)
Reclassification of income tax effects of the Tax Cuts and Jobs Act (see Note 9 for more information)	—	—	(741)	—
Other comprehensive income (loss), net of tax	(2,372)	80	(8,052)	1,668
Comprehensive income	$40,449	$28,789	$88,368	$76,502

See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)
(Dollars in thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Unearned ESOP Shares	Total Shareholders’ Equity
For the nine months ended September 30, 2018
Balance at January 1, 2018	$481	$603,884	$370,858	$(3,429)	$(11,920)	$959,874
Net income	—	—	25,762	—	—	25,762
Other comprehensive (loss), net of tax	—	—	—	(4,470)	—	(4,470)
Reclassification of income tax effects of the Tax Cuts and Jobs Act (see Note 9 for more information)	—	—	741	—	—	741
Dividends declared, ($0.16 per share)	—	—	(7,708)	—	—	(7,708)
ESOP shares earned, (13,238 shares)	—	447	—	—	131	578
Share-based compensation expense	—	2,055	—	—	—	2,055
Activity in employee stock plans, (147,576 shares)	2	2,660	—	—	—	2,662
Balance at March 31, 2018	$483	$609,046	$389,653	$(7,899)	$(11,789)	$979,494
Net income	—	—	27,837	—	—	27,837
Other comprehensive (loss), net of tax	—	—	—	(1,210)	—	(1,210)
Dividends declared, ($0.16 per share)	—	—	(7,725)	—	—	(7,725)
ESOP shares earned, (13,238 shares)	—	427	—	—	133	560
Share-based compensation expense	—	1,398	—	—	—	1,398
Activity in employee stock plans, (46,254 shares)	—	1,096	—	—	—	1,096
Balance at June 30, 2018	$483	$611,967	$409,765	$(9,109)	$(11,656)	$1,001,450
Net income	—	—	42,821	—	—	42,821
Other comprehensive (loss), net of tax	—	—	—	(2,372)	—	(2,372)
Dividends declared, ($0.16 per share)	—	—	(7,738)	—	—	(7,738)
ESOP shares earned, (13,238 shares)	—	450	—	—	133	583
Share-based compensation expense	—	2,385	—	—	—	2,385
Activity in employee stock plans, (179,949 shares)	2	2,468	—	—	—	2,470
Balance at September 30, 2018	$485	$617,270	$444,848	$(11,481)	$(11,523)	$1,039,599

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Unearned ESOP Shares	Total Shareholders’ Equity
For the nine months ended September 30, 2017
Balance at January 1, 2017	$479	$589,408	$310,641	$(2,713)	$(12,450)	$885,365
Net income	—	—	18,190	—	—	18,190
Other comprehensive income, net of tax	—	—	—	662	—	662
Dividends declared, ($0.15 per share)	—	—	(7,183)	—	—	(7,183)
ESOP shares earned, (13,238 shares)	—	420	—	—	132	552
Share-based compensation expense	—	1,562	—	—	—	1,562
Activity in employee stock plans, (63,935 shares)	—	769	—	—	—	769
Balance at March 31, 2017	$479	$592,159	$321,648	$(2,051)	$(12,318)	$899,917
Net income	—	—	27,935	—	—	27,935
Other comprehensive income, net of tax	—	—	—	926	—	926
Dividends declared, ($0.15 per share)	—	—	(7,199)	—	—	(7,199)
ESOP shares earned, (13,238 shares)	—	361	—	—	132	493
Share-based compensation expense	—	1,843	—	—	—	1,843
Activity in employee stock plans, (69,246 shares)	1	1,367	—	—	—	1,368
Balance at June 30, 2017	$480	$595,730	$342,384	$(1,125)	$(12,186)	$925,283
Net income	—	—	28,709	—	—	28,709
Other comprehensive income, net of tax	—	—	—	80	—	80
Dividends declared, ($0.15 per share)	—	—	(7,203)	—	—	(7,203)
ESOP shares earned, (13,238 shares)	—	366	—	—	133	499
Share-based compensation expense	—	2,014	—	—	—	2,014
Activity in employee stock plans, (30,680 shares)	—	710	—	—	—	710
Balance at September 30, 2017	$480	$598,820	$363,890	$(1,045)	$(12,053)	$950,092

See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income	$96,420	$74,834
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	35,797	35,713
Depreciation and amortization	5,125	5,369
Deferred tax benefit	2,489	(4,277)
Premium amortization and accretion of securities, net	2,949	3,273
Accretion related to acquired loans	(1,478)	(2,567)
Net (gain) loss on securities transactions	138	39
ESOP compensation expense	1,721	1,544
Share-based compensation expense	5,838	5,419
Excess tax benefit on vesting of stock awards	894	1,307
Net gain on loans held for sale	(5,074)	(5,766)
Loans originated or purchased for sale	(138,702)	(148,853)
Proceeds from sale of loans held for sale	138,308	149,943
FHLB stock dividends	(675)	(375)
Bank-owned life insurance income	(1,408)	(1,297)
(Gain) on sale and disposition of repossessed assets, premises and equipment	(811)	(1,723)
Net change in deferred loan fees/costs	(3,475)	(7,663)
Net change in accrued interest receivable	(4,782)	(1,256)
Net change in other assets	(6,257)	1,275
Net change in other liabilities	61,317	87,013
Net cash provided by operating activities	188,334	191,952
Cash flows from investing activities
Available-for-sale securities:
Maturities, prepayments and calls	1,859,278	2,010,107
Purchases	(1,906,774)	(2,066,094)
Held-to-maturity securities:
Maturities, prepayments and calls	33,132	28,729
Purchases	(5,388)	—
Originations of Warehouse Purchase Program loans	(16,416,019)	(16,110,560)
Proceeds from pay-offs of Warehouse Purchase Program loans	16,682,360	16,037,972
Net change in loans held for investment, excluding Warehouse Purchase Program loans	(320,481)	(586,200)
Redemption (purchase) of FHLB and Federal Reserve Bank stock and other	4,869	(6,692)
Purchases of premises and equipment	(7,681)	(2,321)
Proceeds from sale of assets	9,211	6,238
Net cash (used in) investing activities	(67,493)	(688,821)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from financing activities
Net change in deposits	12,075	394,892
Proceeds from FHLB advances	925,000	175,000
Repayments on FHLB advances	(1,035,846)	(10,536)
Repayments of borrowings	(44,268)	(5,618)
Payment of dividends	(23,171)	(21,585)
Activity in employee stock plans	6,228	2,847
Net cash provided by (used in) financing activities	(159,982)	535,000
Net change in cash and cash equivalents	(39,141)	38,131
Beginning cash and cash equivalents	293,456	289,212
Ending cash and cash equivalents	$254,315	$327,343
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$25	$4,360
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

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 2 - Revenue Recognition

Revenue recognized from contracts with customers, which is accounted for under Accounting Standards Codification ("ASC") 606, is entirely included in the Company's non-interest income. Interest income and certain types of non-interest income are not accounted for under ASC 606 as it is accounted for under other accounting standards. Significant revenue streams recognized by the Company from contracts with customers accounted for under ASC 606 for the three and nine months ended September 30, 2018 and 2017, are below:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
Card services income	(a)	$3,270	$3,015	$9,623	$8,959
Service charges on deposits	(b)	2,129	1,858	5,859	5,496
Title income	(c)	836	1,260	3,089	4,257
Gains (losses) on the sale of other real estate owned	(d)	1,263	(15)	1,232	169

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

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 3 - Earnings Per Common Share
Basic earnings per common share is computed by dividing net income (which has been adjusted for distributed and undistributed earnings to participating securities) by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unvested restricted stock awards. Unvested restricted stock awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in ASC 260-10-45-60B. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock awards and options) were exercised or converted to common stock, or resulted in the issuance of common stock that then shared in the Company’s earnings. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unexercised stock options and unvested restricted stock awards. The dilutive effect of the unexercised stock options and unvested restricted stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. A reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic earnings per share:
Numerator:
Net income	$42,821	$28,709	$96,420	$74,834
Distributed and undistributed earnings to participating securities	(149)	(92)	(284)	(275)
Income available to common shareholders	$42,672	$28,617	$96,136	$74,559
Denominator:
Weighted average common shares outstanding	48,431,637	48,028,265	48,306,520	47,971,249
Less: Average unallocated ESOP shares	(1,161,108)	(1,214,061)	(1,174,216)	(1,227,169)
Average unvested restricted stock awards	(164,874)	(149,971)	(138,651)	(171,856)
Average shares for basic earnings per share	47,105,655	46,664,233	46,993,653	46,572,224
Basic earnings per common share	$0.91	$0.61	$2.05	$1.60
Diluted earnings per share:
Numerator:
Income available to common shareholders	$42,672	$28,617	$96,136	$74,559
Denominator:
Average shares for basic earnings per share	47,105,655	46,664,233	46,993,653	46,572,224
Dilutive effect of share-based compensation plan	649,786	494,496	646,829	515,604
Average shares for diluted earnings per share	47,755,441	47,158,729	47,640,482	47,087,828
Diluted earnings per common share	$0.89	$0.61	$2.02	$1.58
Share awards excluded in the computation of diluted earnings per share because the exercise price was greater than the common stock average market price and were therefore antidilutive	133,310	514,487	349,753	563,116

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 4 - Securities
The amortized cost, related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and the fair value of securities available for sale ("AFS") were as follows:

September 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency residential mortgage-backed securities [1]	$161,897	$291	$5,655	$156,533
Agency commercial mortgage-backed securities [1]	9,078	—	225	8,853
Agency residential collateralized mortgage obligations [1]	266,393	—	8,379	258,014
US government and agency securities	1,500	20	—	1,520
Municipal bonds	31,119	10	595	30,534
Total securities	$469,987	$321	$14,854	$455,454
December 31, 2017
Agency residential mortgage-backed securities [1]	$191,216	$419	$2,169	$189,466
Agency commercial mortgage-backed securities [1]	9,360	—	125	9,235
Agency residential collateralized mortgage obligations [1]	187,637	4	3,425	184,216
US government and agency securities	1,590	81	—	1,671
Municipal bonds	35,196	241	308	35,129
Total securities	$424,999	$745	$6,027	$419,717

[1]	Mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
The amortized cost (carrying amount), related gross unrealized gains and losses and fair value of securities held to maturity ("HTM") were as follows:

September 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency residential mortgage-backed securities [1]	$49,966	$233	$1,642	$48,557
Agency commercial mortgage-backed securities [1]	21,999	19	487	21,531
Agency residential collateralized mortgage obligations [1]	19,607	14	195	19,426
Municipal bonds	53,576	372	716	53,232
Total securities	$145,148	$638	$3,040	$142,746
December 31, 2017
Agency residential mortgage-backed securities [1]	$57,334	$616	$646	$57,304
Agency commercial mortgage-backed securities [1]	27,435	589	98	27,926
Agency residential collateralized mortgage obligations [1]	27,112	265	99	27,278
Municipal bonds	61,628	1,079	289	62,418
Total securities	$173,509	$2,549	$1,132	$174,926

[1]	Mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The amortized cost (carrying amount) and fair value of held to maturity debt securities and the fair value of available for sale debt securities at September 30, 2018 by contractual maturity are set forth in the table below. Securities with contractual payments not due at a single maturity date, including mortgage-backed securities and collateralized mortgage obligations, are shown separately.

	HTM		AFS
	Amortized Cost	Fair Value	Fair Value
Due in one year or less	$252	$254	$3,331
Due after one to five years	14,876	15,022	13,018
Due after five to ten years	37,551	37,085	13,358
Due after ten years	897	871	2,347
Agency residential mortgage-backed securities	49,966	48,557	156,533
Agency commercial mortgage-backed securities	21,999	21,531	8,853
Agency residential collateralized mortgage obligations	19,607	19,426	258,014
Total	$145,148	$142,746	$455,454

Securities with a carrying value of $216,213 and $256,451 at September 30, 2018 and December 31, 2017, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.
At September 30, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies of U.S. Government Sponsored Enterprises, in an amount greater than 10% of shareholders' equity.
There were no sales of securities during the three and nine months ended September 30, 2018 or 2017.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Securities with unrealized losses at September 30, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

AFS	Less than 12 Months		12 Months or More		Total
September 30, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency residential mortgage-backed securities [1]	$21,137	$527	$112,214	$5,128	$133,351	$5,655
Agency commercial mortgage-backed securities [1]	—	—	8,853	225	8,853	225
Agency residential collateralized mortgage obligations [1]	141,702	2,544	116,312	5,835	258,014	8,379
Municipal bonds	19,717	299	7,688	296	27,405	595
Total temporarily impaired	$182,556	$3,370	$245,067	$11,484	$427,623	$14,854
December 31, 2017
Agency residential mortgage-backed securities [1]	$59,545	$412	$100,214	$1,757	$159,759	$2,169
Agency commercial mortgage-backed securities [1]	9,235	125	—	—	9,235	125
Agency residential collateralized mortgage obligations [1]	128,869	1,860	49,171	1,565	178,040	3,425
Municipal bonds	10,114	72	6,583	236	16,697	308
Total temporarily impaired	$207,763	$2,469	$155,968	$3,558	$363,731	$6,027

HTM	Less than 12 Months		12 Months or More		Total
September 30, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency residential mortgage-backed securities [1]	$10,642	$209	$26,893	$1,433	$37,535	$1,642
Agency commercial mortgage-backed securities [1]	16,420	309	3,308	178	19,728	487
Agency residential collateralized mortgage obligations [1]	11,185	37	6,200	158	17,385	195
Municipal bonds	8,573	128	15,469	588	24,042	716
Total temporarily impaired	$46,820	$683	$51,870	$2,357	$98,690	$3,040
December 31, 2017
Agency residential mortgage-backed securities [1]	$20,397	$206	$16,909	$440	$37,306	$646
Agency commercial mortgage-backed securities [1]	3,685	26	3,484	72	7,169	98
Agency residential collateralized mortgage obligations [1]	8,008	64	2,267	35	10,275	99
Municipal bonds	9,313	80	10,486	209	19,799	289
Total temporarily impaired	$41,403	$376	$33,146	$756	$74,549	$1,132

[1]	Mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
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
As of September 30, 2018, 354 securities had unrealized losses, 192 of which had been in an unrealized loss position for over 12 months at September 30, 2018. The Company does not believe these unrealized losses are other-than-temporary and expects full collection of the carrying amount of these securities. At September 30, 2018, the Company does not intend to sell the securities in an unrealized loss position, and it is not more-likely-than-not that the Company will be required to sell the securities prior to recovery of amortized cost. All principal and interest payments are being received on time and in full.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 5 - Loans
Loans consist of the following.

	September 30, 2018	December 31, 2017
Loans held for sale, at fair value	$22,175	$16,707

Loans held for investment:
Commercial real estate	$3,012,352	$3,019,339
Commercial and industrial	2,111,510	1,927,049
Construction and land	278,278	277,864
Consumer real estate	1,318,038	1,213,434
Other consumer	43,874	45,506
Gross loans held for investment, excluding Warehouse Purchase Program	6,764,052	6,483,192
Net of:
Deferred costs (fees) and discounts, net	9,855	6,380
Allowance for loan losses	(66,354)	(71,301)
Net loans held for investment, excluding Warehouse Purchase Program	6,707,553	6,418,271
Warehouse Purchase Program	1,054,505	1,320,846
Total loans held for investment	$7,762,058	$7,739,117

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Activity in the allowance for loan losses for the three and nine months ended September 30, 2018 and 2017, segregated by portfolio segment and evaluation for impairment, is set forth below. The below activity does not include Warehouse Purchase Program loans, which are collectively evaluated for impairment and are purchased under several contractual requirements, providing safeguards to the Company. To date, the Company has not experienced a loss on its Warehouse Purchase Program loans and no allowance for loan losses has been allocated to them. At September 30, 2018 and 2017, the allowance for loan impairment related to purchased credit impaired ("PCI") loans totaled $248 and $233, respectively.

For the three months ended September 30, 2018	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance	$21,676	$32,872	$3,674	$4,997	$1,226	$64,445
Charge-offs	—	(591)	—	(56)	(275)	(922)
Recoveries	—	54	—	9	68	131
Provision expense (benefit)	(468)	1,743	454	764	207	2,700
Ending balance	$21,208	$34,078	$4,128	$5,714	$1,226	$66,354
For the nine months ended September 30, 2018
Allowance for loan losses:
Beginning balance	$21,587	$39,005	$4,644	$4,838	$1,227	$71,301
Charge-offs	(239)	(40,116)	—	(56)	(775)	(41,186)
Recoveries	—	104	—	29	171	304
Provision expense (benefit)	(140)	35,085	(516)	903	603	35,935
Ending balance	$21,208	$34,078	$4,128	$5,714	$1,226	$66,354
Allowance ending balance:
Individually evaluated for impairment	$7	$1,089	$—	$224	$26	$1,346
Collectively evaluated for impairment	21,201	32,989	4,128	5,490	1,200	65,008
Loans:
Individually evaluated for impairment	3,739	7,176	—	2,416	7	13,338
Collectively evaluated for impairment	3,008,379	2,104,231	278,278	1,314,933	43,696	6,749,517
PCI loans	234	103	—	689	171	1,197
Ending balance	$3,012,352	$2,111,510	$278,278	$1,318,038	$43,874	$6,764,052

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

For the three months ended September 30, 2017	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance	$20,122	$45,161	$4,056	$4,513	$1,239	$75,091
Charge-offs	—	(12,265)	—	—	(231)	(12,496)
Recoveries	—	50	—	10	89	149
Provision expense	1,374	5,233	236	314	143	7,300
Ending balance	$21,496	$38,179	$4,292	$4,837	$1,240	$70,044
For the nine months ended September 30, 2017
Allowance for loan losses:
Beginning balance	$18,303	$35,464	$5,075	$4,484	$1,250	$64,576
Charge-offs	(16)	(30,351)	(418)	(52)	(1,065)	(31,902)
Recoveries	205	296	75	34	560	1,170
Provision expense (benefit)	3,004	32,770	(440)	371	495	36,200
Ending balance	$21,496	$38,179	$4,292	$4,837	$1,240	$70,044
Allowance ending balance:
Individually evaluated for impairment	$55	$8,325	$—	$130	$39	$8,549
Collectively evaluated for impairment	21,441	29,854	4,292	4,707	1,201	61,495
Loans:
Individually evaluated for impairment	4,064	65,560	—	2,475	45	72,144
Collectively evaluated for impairment	3,006,971	1,776,603	282,536	1,194,547	46,035	6,306,692
PCI loans	5,498	182	—	889	197	6,766
Ending balance	$3,016,533	$1,842,345	$282,536	$1,197,911	$46,277	$6,385,602
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Beginning balance	$835	$1,229	$929	$1,573
Charge-offs on lending-related commitments	—	—	—	—
(Benefit) for credit losses on lending-related commitments	(44)	(143)	(138)	(487)
Ending balance	$791	$1,086	$791	$1,086

Impaired loans at September 30, 2018 and December 31, 2017, were as follows1:

September 30, 2018	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial real estate	$4,137	$3,739	$—	$3,739	$—
Commercial and industrial	13,432	5,785	1,391	7,176	1,089
Consumer real estate	2,888	2,411	5	2,416	5
Other consumer	42	3	4	7	4
Total	$20,499	$11,938	$1,400	$13,338	$1,098
December 31, 2017
Commercial real estate	$4,411	$4,134	$—	$4,134	$—
Commercial and industrial	89,713	48,463	35,542	84,005	10,502
Consumer real estate	3,545	2,985	7	2,992	7
Other consumer	71	16	19	35	13
Total	$97,740	$55,598	$35,568	$91,166	$10,522

[1]	No Warehouse Purchase Program loans were impaired at September 30, 2018 or December 31, 2017. Loans reported do not include PCI loans.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Income on impaired loans for the three and nine months ended September 30, 2018 and 2017, was as follows1:

	Three Months Ended September 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate	$3,721	$2	$4,132	$2
Commercial and industrial	9,221	—	80,717	—
Consumer real estate	2,644	11	2,515	3
Other consumer	11	1	50	1
Total	$15,597	$14	$87,414	$6
	Nine Months Ended September 30,
	2018		2017
Commercial real estate	$4,709	$6	$4,493	$6
Commercial and industrial	37,116	—	85,724	—
Construction and land	—	—	2,955	—
Consumer real estate	2,807	27	2,772	9
Other consumer	20	3	332	3
Total	$44,652	$36	$96,276	$18

[1]	Loans reported do not include PCI loans.
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
No loans past due over 90 days were still accruing interest at September 30, 2018 or December 31, 2017. At September 30, 2018, no PCI loans were considered non-performing loans. No Warehouse Purchase Program loans were non-performing at September 30, 2018 or December 31, 2017. Non-performing (nonaccrual) loans were as follows:

	September 30, 2018	December 31, 2017
Commercial real estate	$3,739	$4,134
Commercial and industrial	7,178	84,003
Consumer real estate	6,617	6,190
Other consumer	50	76
Total	$17,584	$94,403

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
The outstanding balances of TDRs are shown below:

	September 30, 2018	December 31, 2017
Nonaccrual TDRs(1)	$6,401	$17,294
Performing TDRs (2)	929	768
Total	$7,330	$18,062
Outstanding commitments to lend additional funds to borrowers with TDR loans	—	—

[1]	Nonaccrual TDR loans are included in the nonaccrual loan totals.

[2]	Performing TDR loans are loans that have been performing under the restructured terms for at least six months and the Company is accruing interest on these loans.
The following tables provide the recorded balances of loans modified as a TDR during the three and nine months ended September 30, 2018. No loans were modified as a TDR during the three months and nine months ended September 30, 2017.

	Three Months ended September 30, 2018			Nine Months Ended September 30, 2018
	Principal Deferrals	Combination of Rate Reduction and Principal Deferral	Total	Principal Deferrals	Combination of Rate Reduction and Principal Deferral	Total
Commercial real estate	$3,573	$—	$3,573	$3,573	$—	$3,573
Commercial and industrial	274	47	321	346	47	393
Total	$3,847	$47	$3,894	$3,919	$47	$3,966

No loans modified as a TDR during the three and nine months ended September 30, 2018 or 2017, experienced a subsequent payment default in the preceding twelve months. A payment default is defined as a loan that was 90 days or more past due.
Loans acquired with evidence of credit quality deterioration at acquisition, for which it was probable that the Company would not be able to collect all contractual amounts due, were accounted for as PCI loans. The carrying amount of PCI loans included in the consolidated balance sheets and the related outstanding balances at September 30, 2018 and December 31, 2017 are set forth in the table below. The outstanding balance represents the total amount owed, including accrued but unpaid interest, and any amounts previously charged off.

	September 30, 2018	December 31, 2017
Carrying amount [1]	$949	$3,295
Outstanding balance	1,210	3,992

[1]	The carrying amounts are reported net of allowance for loan losses of $248 and $269 as of September 30, 2018 and December 31, 2017.
Changes in the accretable yield for PCI loans for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Beginning balance	$2,098	$2,480	$2,279	$2,515
Reclassifications from nonaccretable	77	103	138	425
Disposals	(1,446)	(18)	(1,493)	(9)
Accretion	(76)	(177)	(271)	(543)
Balance at end of period	$653	$2,388	$653	$2,388

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Below is an analysis of the age of recorded investment in loans that were past due at September 30, 2018 and December 31, 2017. No Warehouse Purchase Program loans were delinquent at September 30, 2018 or December 31, 2017 and therefore are not included in the following tables.

September 30, 2018	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Loans Past Due	Current Loans [1]	Total Loans
Commercial real estate	$556	$364	$—	$920	$3,011,432	$3,012,352
Commercial and industrial	26,064	326	979	27,369	2,084,141	2,111,510
Construction and land	3,754	—	—	3,754	274,524	278,278
Consumer real estate	892	3,396	1,938	6,226	1,311,812	1,318,038
Other consumer	218	52	—	270	43,604	43,874
Total	$31,484	$4,138	$2,917	$38,539	$6,725,513	$6,764,052
December 31, 2017
Commercial real estate	$9,414	$—	$250	$9,664	$3,009,675	$3,019,339
Commercial and industrial	918	284	7,350	8,552	1,918,497	1,927,049
Construction and land	9,354	—	—	9,354	268,510	277,864
Consumer real estate	16,436	2,928	1,367	20,731	1,192,703	1,213,434
Other consumer	891	34	2	927	44,579	45,506
Total	$37,013	$3,246	$8,969	$49,228	$6,433,964	$6,483,192

[1]	Includes acquired PCI loans with a total carrying value of $1,197 and $3,338 at September 30, 2018 and December 31, 2017, respectively.
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

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The recorded investment in loans by credit quality indicators at September 30, 2018 and December 31, 2017, was as follows:
Real Estate and Commercial and Industrial Credit Exposure
Credit Risk Profile by Internally Assigned Grade

September 30, 2018	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate
Grade: [1]
Pass	$2,990,106	$2,003,250	$278,278	$1,308,804
Special Mention	16,750	59,867	—	1,278
Substandard	5,496	48,390	—	7,580
Doubtful	—	3	—	376
Total	$3,012,352	$2,111,510	$278,278	$1,318,038
December 31, 2017
Grade: [1]
Pass	$2,980,656	$1,787,238	$277,864	$1,203,236
Special Mention	30,656	43,161	—	1,408
Substandard	8,027	96,546	—	7,762
Doubtful	—	104	—	1,028
Total	$3,019,339	$1,927,049	$277,864	$1,213,434

[1]	PCI loans are included in the substandard or doubtful categories. These categories are consistent with the "substandard" and "doubtful" categories as defined by regulatory authorities.
Warehouse Purchase Program Credit Exposure
All Warehouse Purchase Program loans were graded pass as of September 30, 2018 and December 31, 2017.
Other Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

	September 30, 2018	December 31, 2017
Performing	$43,824	$45,430
Non-performing	50	76
Total	$43,874	$45,506

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
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Fair Value Measurements Using Level 2
	September 30, 2018	December 31, 2017
Assets:
Agency residential mortgage-backed securities	$156,533	$189,466
Agency commercial mortgage-backed securities	8,853	9,235
Agency residential collateralized mortgage obligations	258,014	184,216
US government and agency securities	1,520	1,671
Municipal bonds	30,534	35,129
Total securities available for sale	$455,454	$419,717

Loans held for sale [1]	$22,175	$16,707
Derivative financial instruments:
Interest rate lock commitments	491	358
Forward mortgage-backed securities trades	69	7
Loan customer counterparty	42	—
Financial institution counterparty	2,744	1,735
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	—	—
Forward mortgage-backed securities trades	10	18
Loan customer counterparty	2,744	1,735
Financial institution counterparty	42	—

[1]
At September 30, 2018 and December 31, 2017, loans held for sale had an aggregate outstanding principal balance of $21,617 and $16,242, respectively. There were no mortgage loans held for sale that were 90 days or greater past due or on non-accrual at September 30, 2018 or December 31, 2017.

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
Assets and Liabilities Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below. There were no liabilities measured at fair value on a non-recurring basis at September 30, 2018 or December 31, 2017.

	Fair Value Measurements Using Level 3
	September 30, 2018	December 31, 2017
Assets:
Impaired loans	$302	$25,046
Foreclosed assets:
Commercial real estate	—	6,694
Construction and land	—	859
Consumer real estate	—	192
Other	698	687

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
Foreclosed assets - These loans are measured at the lower of book or fair value less costs to sell using third party appraisals, listing agreements or sale contracts, which may be adjusted by additional Level 3 inputs, such as discounts of market value, estimated marketing costs and estimated legal expenses. Management may also consider additional adjustments on specific properties due to the age of the appraisal, expected holding period, lack of comparable sales, or if the other real estate owned is a special use property. At September 30, 2018, the Company had $558 in residential mortgage loans in the process of

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

foreclosure.
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
Fair value of financial instruments not recorded at fair value
The carrying amount and fair value information of financial instruments not recorded at fair value in their entirety on a recurring basis on the Company's consolidated balance sheets at September 30, 2018 and at December 31, 2017, were as follows:

		Fair Value Measurement Using
September 30, 2018	Carrying Amount	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$254,315	$254,315	$—	$—
Securities held to maturity	145,148	—	142,746	—
Loans held for investment, net	6,707,553	—	—	6,697,449
Loans held for investment - Warehouse Purchase Program	1,054,505	—	—	1,054,590
FHLB and other restricted securities, at cost	60,596	—	60,596	—
Accrued interest receivable	29,378	29,378	—	—
Financial liabilities
Deposits	$6,779,758	$—	$—	$6,219,470
FHLB advances	932,317	—	—	932,404
Repurchase agreements	40,408	—	—	37,079
Subordinated debt	134,890	—	—	140,048
Accrued interest payable	5,727	5,727	—	—
December 31, 2017
Financial assets
Cash and cash equivalents	$293,456	$293,456	$—	$—
Securities held to maturity	173,509	—	174,926	—
Loans held for investment, net	6,418,271	—	—	6,484,949
Loans held for investment - Warehouse Purchase Program	1,320,846	—	—	1,337,612
FHLB and other restricted securities, at cost	64,790	—	64,790	—
Accrued interest receivable	24,596	24,596	—	—
Financial liabilities
Deposits	$6,767,683	$—	$—	$6,326,572
FHLB advances	1,043,163	—	—	1,043,416
Repurchase agreement	84,676	—	—	81,041
Subordinated debt	134,522	—	—	141,972
Accrued interest payable	2,729	2,729	—	—

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

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 7 - Derivative Financial Instruments

The following table provides the outstanding notional balances and fair values of outstanding derivative positions at September 30, 2018 and December 31, 2017.

	September 30, 2018			December 31, 2017
	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$16,010	$491	$—	$10,337	$358	$—
Forward mortgage-backed securities trades	27,633	69	10	19,788	7	18
Commercial loan interest rate swaps and caps:
Loan customer counterparty	$132,188	$42	$2,744	$114,594	$—	$1,735
Financial institution counterparty	132,188	2,744	42	114,594	1,735	—
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
The commercial loan customer counterparty weighted average received and paid interest rates for interest rate swaps outstanding at September 30, 2018 and December 31, 2017 are presented in the following table.

	Weighted-Average Interest Rate
	September 30, 2018		December 31, 2017
	Received	Paid	Received	Paid
Loan customer counterparty	2.65%	3.18%	2.52%	2.54%

Our credit exposure on interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $42 at September 30, 2018 and $32 at December 31, 2017. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. Our credit exposure, net of collateral pledged, relating to interest rate swaps with upstream financial institution counter-parties was approximately $2,792 at September 30, 2018.  A credit support annex is in place and allows the bank to call collateral from upstream financial institution counter-parties. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. Our cash collateral pledged for interest rate swaps and included in our interest-bearing deposits, which totaled $1,990 at September 30, 2018 and $1,950 at December 31, 2017, is in excess of our credit exposure.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The initial and subsequent changes in the fair value of IRLCs and the forward sales of mortgage-back securities are recorded in net gain on sale of mortgage loans. These gains and losses were not attributable to instrument-specific credit risk. For interest rate swaps and caps, because we act as an intermediary for our customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on our results of operations. Income (loss) for the three and nine months ended September 30, 2018 and 2017 was as follows:

Derivatives not designated as hedging instruments	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
IRLCs	$55	$(89)	$133	$112
Forward mortgage-backed securities trades	88	(226)	539	(485)

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 8 - Share-based Compensation

Compensation cost charged to income for share-based compensation is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Restricted stock	$1,438	$902	$3,080	$2,627
Stock options	947	1,112	2,758	2,792
Income tax benefit	501	705	1,226	1,897

A summary of activity in the Company's active share-based compensation plans ("Plans") for the nine months ended September 30, 2018 is presented below.

	Time-Vested Restricted Shares Outstanding		Performance-Based Restricted Shares Outstanding			Stock Options Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value per Share [1]	Number of Shares		Weighted-Average Grant Date Fair Value per Share [2]	Number of Shares	Weighted- Average Exercise Price per Share
Beginning balance	128,588	$27.27	73,008		$42.21	2,207,243	$26.88
Granted	121,710	43.46	26,550	[3]	42.82	1,200	43.12
Vested/exercised	(56,940)	22.18	(20,600)		44.04	(253,674)	24.55
Forfeited/expired	(1,605)	43.89	—		—	(101,014)	30.86
Ending balance	191,753	$38.92	78,958		$42.60	1,853,755	$26.99

[1]	For restricted stock awards with time-based vesting conditions, the grant date fair value is based upon the closing stock price as quoted on the Nasdaq Stock Market on the grant date.

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

The total unrecognized compensation expense as of September 30, 2018, related to the Plans is presented below.

	Unrecognized Compensation Expense	Weighted-Average Period of Expense
Non-vested restricted shares	$6,904	1.8
Non-vested stock options	$4,410	1.5

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 9 - Income Taxes
The Tax Cuts and Jobs Act (the "Act"), which was enacted on December 22, 2017, made key changes to the U.S. tax law, including the reduction of the U.S. federal corporate tax rate from 35% to 21%. As ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted, the Company remeasured its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is 21%. The Company is still analyzing certain aspects of the Act, and refining its calculations, which could potentially affect the measurement of these balances or give rise to new deferred tax amounts. The provisional amount recorded in the 2017 period related to the remeasurement of our deferred tax asset was $13,493.
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
A summary of the net deferred tax assets as of September 30, 2018 and December 31, 2017, is presented below:

	September 30, 2018	December 31, 2017
Net deferred tax assets	$19,692	$20,240
Estimated annual effective tax rate	21%

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
The contractual amounts of financial instruments with off‑balance sheet risk at September 30, 2018 and December 31, 2017, are summarized below. Please see Part I-Item 2-"Off-Balance Sheet Arrangements, Contractual Obligations and Commitments" of this Form 10-Q for information related to commitment maturities.

	September 30, 2018	December 31, 2017
Unused commitments to extend credit	$1,700,471	$1,600,794
Unused capacity on Warehouse Purchase Program loans	881,495	738,412
Standby letters of credit	42,410	34,091
Total unused commitments/capacity	$2,624,376	$2,373,297

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
In addition to the commitments above, the Company guarantees the credit card debt of certain customers to the merchant bank that issues the credit cards. These guarantees are in place for as long as the guaranteed credit card is open. At September 30, 2018 and December 31, 2017, these credit card guarantees totaled $2,023 and $5,257, respectively. This amount represents the maximum potential amount of future payments under the guarantee, which the Company is responsible for in the event of customer non-payment.
The Company funds an allowance for credit losses on off-balance sheet lending-related commitments and guarantees on credit card debt through a charge to provision for credit losses on the Company's consolidated statement of income. At September 30, 2018 and December 31, 2017, this allowance for credit losses on off-balance sheet lending-related commitments and guarantees on credit card debt, included in "other liabilities" on the Company's consolidated balance sheets, totaled $791 and $929, respectively.
In addition to the commitments above, the Company had overdraft protection available in the amounts of $85,573 and $84,727 at September 30, 2018 and December 31, 2017, respectively.
The Company, at September 30, 2018 and December 31, 2017, had FHLB letters of credit of $897,565 and $944,370, respectively, pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.
At September 30, 2018 and December 31, 2017, the Company had $830 and $1,680, respectively, of unfunded commitments recorded in other liabilities in its consolidated balance sheet related to investments in community development-oriented private equity funds used for Community Reinvestment Act purposes.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 11 - Recent Accounting Developments
Effect of Newly Issued But Not Yet Effective Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases. This ASU requires lessees to put most leases on their balance sheets but recognize expenses in the income statement in a manner similar to current accounting treatment. This ASU changes the guidance on sale-leaseback transactions, initial direct costs and lease execution costs, and, for lessors, modifies the classification criteria and the accounting for sales-type and direct financing leases. For public business entities, this ASU is effective for annual periods beginning after December 15, 2018, and interim periods therein. We expect to adopt the guidance in the first quarter of 2019 using an optional transition method with a cumulative effect adjustment to retained earnings without restating the 2018 and 2017 financial statements for comparable amounts. The Company has implemented a lease management system to assist in centralizing, maintaining and accounting for all leases and is finalizing its evaluation of the standard on its financial statements and disclosures, as well as any additional changes to processes and internal controls to ensure we meet the standard's reporting and disclosure requirements. While the increase to our consolidated total assets related to operating lease right-of-use assets will increase our risk-weighted assets and decrease our capital ratios, we do not expect these changes to be material.
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This ASU removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current US GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. This revised guidance will remove all recognition thresholds and will require companies to recognize an allowance for lifetime expected credit losses. Credit losses will be immediately recognized through net income; the amount recognized will be based on the current estimate of contractual cash flows not expected to be collected over the financial asset’s contractual term. ASU 2016-13 also amends the credit loss measurement guidance for available for sale debt securities. For public business entities, this ASU is effective for financial statements issued for fiscal years and for interim periods within those fiscal years beginning after December 15, 2019. The Company has begun testing of its financial models to calculate lifetime expected credit losses and is continuing to evaluate the impact of this ASU on its financial statements and disclosures.
In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities. This ASU amends the hedge accounting model to enable entities to better portray their risk management activities in their financial statements, by expanding an entity's ability to hedge nonfinancial and financial risk components and reduce complexity in fair value hedges of interest rate risk. This ASU eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. Additionally, this ASU also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. For public business entities, this ASU is effective for financial statements issued for fiscal years and for interim periods within those fiscal years beginning after December 15, 2018. The Company is finalizing its evaluation of the impact of this ASU on its disclosures, and does not expect this ASU to have a significant impact on its financial statements.
In August 2018, the FASB issued ASU 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements on fair value measurements by requiring that Level 3 fair value disclosures include the range and weighted average of significant unobservable inputs used to develop those fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. For public business entities, this ASU is effective for financial statements issued for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2019. The adoption of this ASU is not expected to have a significant impact on the Company's financial statements and disclosures.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 12 — Subsequent Events
The Company evaluated events from the date of the consolidated financial statements on September 30, 2018 through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q dated October 24, 2018. No additional events were identified requiring recognition in and/or disclosures in the consolidated financial statements.

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
Performance Highlights

•
Net income for the three months ended September 30, 2018 was $42.8 million, an increase of $14.1 million, or 49.2%, from net income of $28.7 million for the three months ended September 30, 2017. The increase in net income was driven by higher interest income on loans, increased non-interest income and a lower provision for credit losses, which was partially offset by higher interest and non-interest expense.

•	The net interest margin for the three months ended September 30, 2018 was 3.90%, a 19 basis point increase from the three months ended September 30, 2017.

•
Assets totaled $9.08 billion at September 30, 2018, which generated basic earnings per share for the three months ended September 30, 2018 of $0.91 and $2.05 for the nine months ended September 30, 2018.

•
Gross loans held for investment at September 30, 2018, excluding Warehouse Purchase Program loans, grew $280.9 million from December 31, 2017, while Warehouse Purchase Program loans, which totaled $1.05 billion at September 30, 2018, decreased by $266.3 million from December 31, 2017.

•
Total deposits at September 30, 2018 grew $12.1 million from December 31, 2017, as the Company's efforts to grow non-interest-bearing demand deposits resulted in a $162.5 million increase in these deposits to $1.80 billion at September 30, 2018. Non-interest-bearing deposits totaled 26.5% of total deposits at September 30, 2018.

•	Non-performing loans declined by $76.8 million from December 31, 2017, totaling $17.6 million at September 30, 2018.
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
Allowance for Loan Loss. The allowance for loan losses and related provision expense are susceptible to change if the credit quality of our loan portfolio changes, which is evidenced by many factors, including but not limited to charge-offs and non-performing loan trends. Generally, consumer real estate lending has a lower risk profile compared to other consumer lending (such as automobile loans). Commercial real estate and commercial and industrial lending, however, can have higher risk profiles than consumer loans due to these loans being larger in amount and more susceptible to fluctuations in industry, market and economic conditions. While management uses available information to recognize losses on loans, changes in economic conditions, the mix and size of the loan portfolio and individual borrower conditions can dramatically impact our level of allowance for loan losses in relatively short periods of time. Management believes that the allowance for loan losses is maintained at a level that represents coverage of our best estimate of credit losses in the loan portfolio as of September 30, 2018.
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

Comparison of Financial Condition at September 30, 2018 and December 31, 2017
General. Total assets decreased by $3.4 million to $9.08 billion at September 30, 2018 from $9.09 billion at December 31, 2017, primarily due to a $266.3 million, or 20.2%, decrease in Warehouse Purchase Program loans and a $39.1 million, or 13.3%, decrease in cash and cash equivalents, which was partially offset by a $280.9 million, or 4.3%, increase in gross loans held for investment, excluding Warehouse Purchase Program loans.
Loans. Gross loans held for investment increased by $14.5 million, or 0.2%, to $7.82 billion at September 30, 2018 from $7.80 billion at December 31, 2017, while loans held for sale increased by $5.5 million, or 32.7%, for the same period.

	September 30, 2018	December 31, 2017	Dollar Change	Percent Change
	(Dollars in thousands)
Commercial real estate	$3,012,352	$3,019,339	$(6,987)	(0.2)%
Commercial and industrial	2,111,510	1,927,049	184,461	9.6
Construction and land	278,278	277,864	414	0.1
Consumer real estate	1,318,038	1,213,434	104,604	8.6
Other consumer	43,874	45,506	(1,632)	(3.6)
Gross loans held for investment, excluding Warehouse Purchase Program loans	6,764,052	6,483,192	280,860	4.3
Warehouse Purchase Program	1,054,505	1,320,846	(266,341)	(20.2)
Gross loans held for investment	7,818,557	7,804,038	14,519	0.2
Loans held for sale	22,175	16,707	5,468	32.7
Gross loans	$7,840,732	$7,820,745	$19,987	0.3%

Gross loans held for investment at September 30, 2018, excluding Warehouse Purchase Program loans, grew $280.9 million, or 4.3%, from December 31, 2017, which included growth in the commercial and industrial, consumer real estate, and construction and land loan portfolios. Commercial and industrial and consumer real estate loans at September 30, 2018 increased by $184.5 million and $104.6 million, respectively, from December 31, 2017, while construction and land loans increased by $414,000 for the same period. These increases were partially offset by decreases of $7.0 million and $1.6 million in commercial real estate and other consumer loans, respectively, from December 31, 2017.
Reserve-based energy loans, which are reported as commercial and industrial loans, totaled $547.4 million at September 30, 2018, up $15.7 million from $531.7 million at December 31, 2017. Substantially all of the reserve-based energy loans are secured by deeds of trust on properties containing proven oil and natural gas reserves.

At September 30, 2018, our reserve-based energy portfolio (reported above at $547.4 million) was secured by collateral that consisted of 60% crude oil reserves and 40% natural gas reserves. We encourage, and in some cases even require, borrowers to utilize commodity hedges, in order to stabilize cash flows during volatile commodity price environments.  Hedges are used to guard against falling prices, and the goal is that the duration of the hedge will last long enough for prices to come back from any significant decline.  Hedges will typically include minimum and maximum allowed percentage of production, a minimum and maximum allowed term, and a minimum price.

In addition to the reserve-based energy loans, the Bank has loans categorized as "Midstream and Other," which are typically related to the transmission of oil and natural gas and would only be indirectly impacted by declining commodity prices. At September 30, 2018, "Midstream and Other" loans had a total outstanding balance of $34.8 million, up $19.4 million from $15.4 million at December 31, 2017.

Warehouse Purchase Program loans decreased by $266.3 million, or 20.2%, to $1.05 billion at September 30, 2018 from $1.32 billion at December 31, 2017. Although not bound by any legally binding commitment, when a purchase decision is made, the Bank purchases a 100% participation interest in the loans originated by our mortgage banking company customers. The mortgage banking company closes mortgage loans consistent with underwriting standards established by approved investors and, once all pertinent documents are received, the participation interest is delivered by the Bank to the investor selected by the originator and approved by us. Warehouse Purchase Program loans funded during the third quarter of 2018 consisted of 44% conforming, 42% government loans and 14% of other loan types, including Jumbo loans.

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
Non-performing loans to total loans held for investment, excluding Warehouse Purchase Program loans, was 0.26% at September 30, 2018 compared to 1.46% at December 31, 2017. Including Warehouse Purchase Program loans, non-performing loans to total loans held for investment was 0.22% at September 30, 2018 compared to 1.21% at December 31, 2017. Non-performing loans decreased by $76.8 million to $17.6 million at September 30, 2018 from $94.4 million at December 31, 2017. During the second quarter of 2018, the Company recorded a $12.5 million charge-off on the resolution of an impaired $14.0 million energy relationship, as well as charge-offs totaling $14.7 million on two impaired corporate healthcare finance relationships, both of which remain classified as non-performing and impaired and totaled a combined $3.4 million at September 30, 2018. Also, during the first quarter of 2018, the Company recorded a $10.5 million charge-off in connection with the resolution of a $36.7 million reserve-based energy relationship, classified as non-performing and impaired at December 31, 2017, through a new loan to a new borrower, which was a substandard performing loan at September 30, 2018. For more information about the Company's non-performing loans, please see Note 5 of the Condensed Notes to Unaudited Consolidated Interim Financial Statements contained in Item 1 of this report.
Our allowance for loan losses was $66.4 million at September 30, 2018 compared to $71.3 million at December 31, 2017, or 0.85% of total loans held for investment (including Warehouse Purchase Program loans) at September 30, 2018 compared to 0.91% at December 31, 2017. Despite the decrease, it was believed that the level of the allowance was acceptable because our allowance for loan losses to non-performing loans was 377.35% at September 30, 2018 compared to 75.53% at December 31, 2017. Net charge-offs for the nine months ended September 30, 2018 totaled $40.9 million, an increase of $10.2 million from the nine months ended September 30, 2017, due to the energy-related and healthcare-related loan charge-offs discussed above.
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

We regularly review the assets in our portfolio to determine whether any should be considered as classified. Total classified assets represented 6.0% of our total equity and 0.7% of our total assets at September 30, 2018 compared to 12.7% of our total equity and 1.3% of our total assets at December 31, 2017. The aggregate amount of classified assets at the dates indicated was as follows:

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Doubtful	$379	$1,134
Substandard	61,704	112,632
Total classified loans	62,083	113,766
Foreclosed assets	698	8,432
Total classified assets	$62,781	$122,198
Substandard loans at September 30, 2018 decreased by $50.9 million from December 31, 2017, with substandard non-performing energy loans totaling $1.3 million at September 30, 2018, down $57.1 million from December 31, 2017, which was primarily due to the resolution of the energy relationships discussed above in "Allowance for Loan Losses." The Company continues to take action to improve the risk profile of the criticized energy loans by instituting monthly commitment reductions, obtaining additional collateral, obtaining additional guarantor support and/or requiring additional equity injections or asset sales. Foreclosed assets at September 30, 2018 decreased by $7.7 million from December 31, 2017 due to the sale of a foreclosed medical facility in the third quarter of 2018, which generated a $1.3 million gain.
The Company also has potential problem loans, considered "other loans of concern," that are currently performing and do not meet the criteria for impairment, but where there is the distinct possibility that we might sustain some loss if credit deficiencies are not corrected. These possible credit problems may result in the future inclusion of these loans in the non-performing asset categories and consisted of $43.2 million in loans that were classified as "substandard," but were still accruing interest and were not considered impaired at September 30, 2018 (excluding PCI loans), compared to $15.4 million at December 31, 2017. The $27.8 million increase in other loans of concern from December 31, 2017 was primarily due to a $28.8 million increase in classified performing energy loans. Other loans of concern have been considered in management's analysis of potential loan losses.
Securities. Our securities portfolio increased $7.4 million, or 1.2%, to $600.6 million at September 30, 2018 from $593.2 million at December 31, 2017. During the nine months ended September 30, 2018, purchases totaling $1.91 billion offset paydowns and maturities of securities totaling $1.89 billion.
Deposits. Total deposits increased $12.1 million, or 0.2%, to $6.78 billion at September 30, 2018 from $6.77 billion at December 31, 2017, primarily due to growth in non-interest-bearing demand and time deposits.

	September 30, 2018	December 31, 2017	Dollar Change	Percent Change
	(Dollars in thousands)
Non-interest-bearing demand	$1,798,109	$1,635,622	$162,487	9.9%
Interest-bearing demand	780,474	1,029,375	(248,901)	(24.2)
Savings and money market	2,562,399	2,735,296	(172,897)	(6.3)
Time	1,638,776	1,367,390	271,386	19.8
Total deposits	$6,779,758	$6,767,683	$12,075	0.2%

Time deposits increased by $271.4 million compared to December 31, 2017, while non-interest-bearing demand deposits increased by $162.5 million for the same period. These increases were partially offset by declines of $248.9 million and $172.9 million in interest-bearing demand and savings and money market deposits, respectively, compared to December 31, 2017.
Borrowings. FHLB advances decreased by $110.8 million, or 10.6%, to $932.3 million at September 30, 2018 from $1.04 billion at December 31, 2017, while overnight repurchase agreements decreased by $44.3 million, or 52.3%, to $40.4 million at September 30, 2018 from $84.7 million at December 31, 2017. At September 30, 2018, the Company was eligible to borrow an additional $2.09 billion from the FHLB.
The table below shows FHLB advances by maturity and weighted average rate at September 30, 2018:

	Balance	Weighted Average Rate
	(Dollars in thousands)
Less than 90 days	$926,909	2.19%
90 days to less than one year	958	5.50
One to three years	2,950	5.49
After three to five years	1,005	5.51
After five years	495	5.44
Total	$932,317	2.21%
Additionally, we have seven available federal funds lines of credit with other financial institutions totaling $250.0 million and were eligible to borrow $81.1 million from the Federal Reserve Bank discount window.
At September 30, 2018, subordinated debt totaled $134.9 million, which included $122.8 million of fixed-to-floating rate subordinated notes (reported net of $2.2 million in debt issuance costs.) The $134.9 million of subordinated debt also included $12.1 million of trust preferred securities that were acquired through the merger with LegacyTexas Group, Inc. All subordinated debt is reported net of purchase accounting fair value adjustments and debt issuance costs.
Accrued Expenses and Other Liabilities. Accrued expenses and other liabilities increased $59.5 million, or 61.8%, to $155.8 million at September 30, 2018 from $96.3 million at December 31, 2017. This increase was primarily due to timing of escrow payments.
Shareholders’ Equity. Total shareholders' equity increased by $79.7 million, or 8.3%, to $1.04 billion at September 30, 2018 from $959.9 million at December 31, 2017.

	September 30, 2018	December 31, 2017	Dollar Change	Percent Change
	(Dollars in thousands)
Common stock	$485	$481	$4	0.8%
Additional paid-in capital	617,270	603,884	13,386	2.2
Retained earnings	444,848	370,858	73,990	20.0
Accumulated other comprehensive income (loss), net	(11,481)	(3,429)	(8,052)	234.8
Unearned ESOP shares	(11,523)	(11,920)	397	(3.3)
Total shareholders’ equity	$1,039,599	$959,874	$79,725	8.3%
The increase in shareholders' equity at September 30, 2018, compared to December 31, 2017, was primarily due to net income of $96.4 million recognized during the nine months ended September 30, 2018, which was partially offset by the payment of quarterly dividends totaling $0.48 per common share, or $23.2 million, during the nine months ended September 30, 2018.

Comparison of Results of Operations for the Three Months Ended September 30, 2018 and 2017
General. Net income for the three months ended September 30, 2018 was $42.8 million, an increase of $14.1 million, or 49.2%, from net income of $28.7 million for the three months ended September 30, 2017. The increase in net income was driven by a $13.2 million increase in interest income on loans, a $4.5 million decrease in the provision for credit losses, and a $1.0 million increase in non-interest income, which was partially offset by a $7.0 million increase in interest expense and a $1.9 million increase in non-interest expense. Basic earnings per share for the three months ended September 30, 2018 was $0.91, a $0.30 increase from $0.61 for the three months ended September 30, 2017. Diluted earnings per share for the three months ended September 30, 2018 was $0.89, a $0.28 increase from $0.61 for the three months ended September 30, 2017.
Interest Income. Interest income increased by $13.7 million, or 14.5%, to $108.1 million for the three months ended September 30, 2018 from $94.5 million for the three months ended September 30, 2017.

	Three Months Ended September 30,		Dollar Change	Percent Change
	2018	2017
	(Dollars in thousands)
Interest and dividend income
Loans, including fees	$102,267	$89,084	$13,183	14.8%
Securities	3,868	3,407	461	13.5
Interest-bearing deposits in other financial institutions	1,368	1,524	(156)	(10.2)
FHLB and Federal Reserve Bank stock and other	644	448	196	43.8
	$108,147	$94,463	$13,684	14.5%
The $13.7 million increase in interest income for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily due to a $13.2 million increase in interest income on loans, which was driven by increased volume in the commercial real estate, commercial and industrial and consumer real estate loan portfolios, as well as higher yields earned on all loan portfolios. The average balance of commercial and industrial loans increased by $237.7 million from the third quarter of 2017, while the average yield earned on this portfolio increased by 78 basis points for the same period, resulting in a $7.1 million increase in interest income. The average yield earned on the commercial and industrial portfolio for the quarter ended September 30, 2018 was positively impacted by four increases in the Fed Funds rate totaling 100 basis points since September 2017, as well as the resolution of multiple non-performing relationships over the past year. The average balance of commercial real estate loans increased by $162.5 million from the third quarter of 2017, resulting in a $2.7 million increase in interest income, while the average balance of consumer real estate loans increased by $118.4 million for the same period, which led to a $1.8 million increase in interest income. Although the average balance of Warehouse Purchase Program loans decreased by $95.0 million from the third quarter of 2017, the average yield earned on this portfolio increased by 86 basis points, resulting in a $1.4 million increase in interest income compared to the third quarter of 2017.

Interest income on loans for the third quarter of 2018 included $330,000 in accretion of purchase accounting fair value adjustments on acquired loans, which primarily consisted of $132,000 on acquired commercial real estate loans, $77,000 on acquired commercial and industrial loans and $120,000 on acquired consumer loans.
Interest Expense. Interest expense increased by $7.0 million, or 45.0%, to $22.5 million for the three months ended September 30, 2018 from $15.5 million for the three months ended September 30, 2017.

	Three Months Ended September 30,		Dollar Change	Percent Change
	2018	2017
	(Dollars in thousands)
Interest expense
Deposits	$15,077	$10,271	$4,806	46.8%
FHLB advances	5,198	2,944	2,254	76.6
Repurchase agreements and other borrowings	2,205	2,284	(79)	(3.5)
	$22,480	$15,499	$6,981	45.0%
The increase in interest expense for the three months ended September 30, 2018 compared to the same period in 2017 was primarily due to higher average rates on deposits and borrowings, as well as an increase of $265.4 million in the average balance of time deposits. A $24.0 million decrease in the average balance of borrowings from the third quarter of 2017 was more than offset by a 79 basis point increase in the average rate, resulting in a $2.2 million year-over-year increase in interest expense on borrowed funds.
Net Interest Income. Net interest income increased by $6.7 million, or 8.5%, to $85.7 million for the three months ended September 30, 2018 from $79.0 million for the three months ended September 30, 2017. The net interest margin for the third quarter of 2018 was 3.90%, a 19 basis point increase from the third quarter of 2017. The average yield on earning assets for the third quarter of 2018 was 4.92%, a 48 basis point increase from the third quarter of 2017. The average cost of interest-bearing liabilities for the third quarter of 2018 was 1.43%, up 46 basis points from the third quarter of 2017.
Provision for Credit Losses. The Company recorded a provision for credit losses of $2.7 million for the quarter ended September 30, 2018, down $4.5 million from $7.2 million for the quarter ended September 30, 2017. The decrease in provision expense from the three months ended September 30, 2017 was primarily due to decreased charge-offs during the quarter ended September 30, 2018. Net charge-offs totaled $791,000 for the three months ended September 30, 2018, down $11.6 million from the three months ended September 30, 2017. For more information about the Company's allowance for loan losses, please see "Management's Discussion and Analysis - Comparison of Financial Condition at September 30, 2018 and December 31, 2017 - Allowance for Loan Losses" contained in Item 2 of this report.
Non-interest Income. Non-interest income increased by $1.0 million, or 8.2%, to $13.2 million for the three months ended September 30, 2018 from $12.2 million for the three months ended September 30, 2017.

	Three Months Ended September 30,		Dollar Change	Percent Change
	2018	2017
	(Dollars in thousands)
Non-interest income
Service charges and other fees	$8,626	$9,291	$(665)	(7.2)%
Net gain on sale of mortgage loans held for sale	1,597	1,982	(385)	(19.4)
Bank-owned life insurance income	482	435	47	10.8
Net loss on securities transactions	(10)	(20)	10	50.0
Gain on sale and disposition of assets	977	352	625	177.6
Other	1,555	186	1,369	N/M1
	$13,227	$12,226	$1,001	8.2%
1N/M - not meaningful
The $1.0 million increase in non-interest income from the third quarter of 2017 was primarily due to a $1.4 million increase in other non-interest income, which included a $1.5 million net increase in the value of investments in community development-oriented private equity funds used for Community Reinvestment Act purposes (the "CRA Funds") recorded in the third quarter of 2018, compared to a $134,000 net increase in the CRA funds recorded in the third quarter of 2017. Gain (loss) on sale and disposition of assets for the third quarter of 2018 included $1.3 million in gains on the sale of foreclosed properties, which was partially offset by a $471,000 loss recorded on the anticipated disposition of a leased branch location, with the branch expected to close in the fourth quarter of 2018. Service charges and other fees decreased by $665,000 from the third quarter of 2017, which was driven by decreases in title premiums, Warehouse Purchase Program fee income, commercial loan fee income (consisting of syndication, arrangement, non-usage and pre-payment fees) and brokerage income, after the Company discontinued its brokerage services in the third quarter of 2017. These decreases in service charges and other fees were partially offset by increased commercial account analysis fee and debit card interchange income recorded in the 2018 period. Net gains on the sale of mortgage loans held for sale during the third quarter of 2018 decreased by $385,000 compared to the third quarter of 2017, which included gains recognized on $52.4 million of one-to four-family mortgage loans that were sold or committed for sale and fair value changes on mortgage derivatives and mortgage fees collected during the third quarter of 2017, compared to $38.7 million for the third quarter of 2018.

Non-interest Expense. Non-interest expense increased by $1.9 million, or 4.7%, to $42.2 million for the three months ended September 30, 2018, from $40.3 million for the three months ended September 30, 2017.

	Three Months Ended September 30,		Dollar Change	Percent Change
	2018	2017
	(Dollars in thousands)
Non-interest expense
Salaries and employee benefits	$25,053	$24,175	$878	3.6%
Advertising	824	980	(156)	(15.9)
Occupancy and equipment	3,960	3,299	661	20.0
Outside professional services	1,151	1,230	(79)	(6.4)
Regulatory assessments	750	1,011	(261)	(25.8)
Data processing	5,362	4,287	1,075	25.1
Office operations	2,232	2,378	(146)	(6.1)
Other	2,860	2,935	(75)	(2.6)
	$42,192	$40,295	$1,897	4.7%

The $1.9 million increase in non-interest expense from the third quarter of 2017 was primarily due to a $1.1 million increase in data processing expense as the Company has outsourced certain segments of its data processing operations and invested in system upgrades. This outsourcing resulted in a reduction in full-time equivalent employees in the technology area, which partially offset the increase in salaries and employee benefits expense. Salaries and employee benefits expense increased by $878,000 from the third quarter of 2017, which was driven by an increase in performance incentive accruals based on decreased non-performing assets, increased share-based compensation expenses, and lower deferred salary costs related to loan originations that will be accounted for over the lives of the related loans. These increases in salaries and employee benefits expense were partially offset by lower health care costs, severance costs, and commissions related to lower mortgage loan production during the third quarter of 2018, as well as the above-mentioned reduction in staff in the technology area. Occupancy and equipment expense increased by $661,000 from the third quarter of 2017 primarily due to an early termination fee collected from a tenant in the third quarter of 2017 that was not repeated in the current period. These increases were partially offset by decreases from the third quarter of 2017 in regulatory assessments expense of $261,000, advertising expense of $156,000, and office operations expense of $146,000.
Income Tax Expense. For the three months ended September 30, 2018, we recognized income tax expense of $11.2 million on our pre-tax income, which was an effective tax rate of 20.8%, compared to income tax expense of $15.0 million for the three months ended September 30, 2017, which was an effective tax rate of 34.4%. The decrease in the effective tax rate was primarily due to the enactment of the Tax Cuts and Jobs Act ("TCJA"), which made key changes to the U.S. tax law, including the reduction of the U.S. federal corporate tax rate from 35% to 21%. Additionally, during the fourth quarter of 2017, the Company filed an advance consent application for change in accounting method with the Internal Revenue Service (the "IRS") to change the Company's tax method of accounting for its loan portfolio. The Company has received affirmative consent from the IRS, and this anticipated change will impact the Company's deferred tax asset and income tax expense in the fourth quarter of 2018.
The Company is still analyzing certain aspects of the TCJA and loan portfolio tax accounting change and refining its calculations, which could potentially affect the measurement of these balances or give rise to new deferred tax amounts. We expect to complete our analysis of the above-mentioned tax changes within the one-year transition period given in SEC Staff Accounting Bulletin 118.

Comparison of Results of Operations for the Nine Months Ended September 30, 2018 and 2017

General. Net income for the nine months ended September 30, 2018 was $96.4 million, an increase of $21.6 million, or 28.8%, from net income of $74.8 million for the nine months ended September 30, 2017. The increase in net income was driven by increased net interest income and decreased income tax expense, partially offset by increased non-interest expense. Basic earnings per share for the nine months ended September 30, 2018 was $2.05, an increase of $0.45 from $1.60 for the nine months ended September 30, 2017. Diluted earnings per share for the nine months ended September 30, 2018 was $2.02, an increase of $0.44 from $1.58 for the nine months ended September 30, 2017.

Interest Income. Interest income increased by $37.1 million, or 13.7%, to $307.8 million for the nine months ended September 30, 2018 from $270.7 million for the nine months ended September 30, 2017.

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2018	2017
	(Dollars in thousands)
Interest and dividend income
Loans, including fees	$291,468	$256,104	$35,364	13.8%
Securities	11,227	10,188	1,039	10.2
Interest-bearing deposits in other financial institutions	3,434	3,211	223	6.9
FHLB and Federal Reserve Bank stock and other	1,675	1,243	432	34.8
	$307,804	$270,746	$37,058	13.7%

The $37.1 million increase in interest income for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to a $35.4 million, or 13.8%, increase in interest income on loans, which was driven by increased volume in all loan portfolios, with the exception of construction and land and other consumer loans, as well as higher yields earned on all loan portfolios. The average balance of commercial real estate loans increased by $234.6 million from the nine months ended September 30, 2017, resulting in a $9.9 million increase in interest income. The average balance of commercial and industrial loans increased by $157.8 million from the nine months ended September 30, 2017, while the average yield earned on this portfolio increased by 52 basis points, resulting in a $13.7 million increase in interest income. The average yield earned on the commercial and industrial portfolio for the nine months ended September 30, 2018 was positively impacted by four increases in the Fed Funds rate, totaling 100 basis points since September 2017, as well as the resolution of multiple non-performing relationships over the past year. The average balance of consumer real estate loans increased by $131.4 million from the nine months ended September 30, 2017, increasing interest income by $5.2 million. The average balance of Warehouse Purchase Program loans increased by $19.0 million compared to the nine months ended September 30, 2017, while the average yield earned increased by 79 basis points, resulting in a $6.7 million increase in interest income. These increases in interest income were partially offset by a $261,000 decline in interest income recorded on construction and land loans, the average balance of which declined by $15.2 million from the nine months ended September 30, 2017.

Interest Expense. Interest expense increased by $20.1 million, or 50.8%, to $59.6 million for the nine months ended September 30, 2018 from $39.5 million for the nine months ended September 30, 2017.

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2018	2017
	(Dollars in thousands)
Interest expense
Deposits	$40,841	$25,740	$15,101	58.7%
FHLB advances	12,009	7,003	5,006	71.5
Repurchase agreements and other borrowings	6,745	6,771	(26)	(0.4)
	$59,595	$39,514	$20,081	50.8%

The increase in interest expense for the nine months ended September 30, 2018 compared to the same period in 2017, was primarily due to an increase in interest expense on deposits, which was driven by increased rates paid on all deposit categories during the nine months ended September 30, 2018 compared to the same period in 2017, which included a 62 basis point increase in the average rate paid on time deposits, a 20 basis point increase in the average rate paid on interest-bearing demand deposits, and a 25 basis point increase in the average rate paid on savings and money market deposits. Additionally, the average balance of time deposits increased by $220.9 million from the nine months ended September 30, 2017. Interest expense on borrowings for the nine months ended September 30, 2018 increased by $5.0 million compared to the nine months ended September 30, 2017, due to an 82 basis point increase in the average rate paid on borrowings, despite a $103.3 million decline in the average balance.

Net Interest Income. Net interest income increased by $17.0 million, or 7.3%, to $248.2 million for the nine months ended September 30, 2018 from $231.2 million for the nine months ended September 30, 2017. The net interest margin increased by seven basis point to 3.89% for the nine months ended September 30, 2018 from 3.82% for the same period last year. The net interest rate spread decreased by seven basis points to 3.54% for the nine months ended September 30, 2018 from 3.61% for the same period last year. The average yield on earning assets for the nine months ended September 30, 2018 was 4.83%, a 35 basis point increase from the nine months ended September 30, 2017, while the average cost of interest-bearing liabilities increased by 42 basis points.
Provision for Credit Losses. The provision for credit losses was $35.8 million for the nine months ended September 30, 2018, an increase of $84,000 from $35.7 million for the nine months ended September 30, 2017. Net charge-offs totaled $40.9 million for the nine months ended September 30, 2018, up $10.2 million from the nine months ended September 30, 2017. For more information about the Company's allowance for loan losses, please see "Management's Discussion and Analysis - Comparison of Financial Condition at September 30, 2018 and December 31, 2017 - Allowance for Loan Losses" contained in Item 2 of this report.
Non-interest Income. Non-interest income increased by $296,000, or 0.8%, to $37.0 million for the nine months ended September 30, 2018 from $36.7 million for the nine months ended September 30, 2017.

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2018	2017
	(Dollars in thousands)
Non-interest income
Service charges and other fees	$25,397	$27,618	$(2,221)	(8.0)%
Net gain on sale of mortgage loans held for sale	5,074	5,766	(692)	(12.0)
Bank-owned life insurance income	1,408	1,297	111	8.6
Net loss on securities transactions	(138)	(39)	(99)	(253.8)
Gain on sale and disposition of assets	3,037	1,908	1,129	59.2
Other	2,199	131	2,068	N/M1
	$36,977	$36,681	$296	0.8%
1N/M - not meaningful
The increase in non-interest income for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to a $2.1 million increase in other non-interest income and a $1.1 million increase in gain on sale and disposition of assets. Other non-interest income included a $1.6 million net increase in the value of the CRA Funds recorded during the nine months ended September 30, 2018, compared to an $84,000 net decrease in the CRA Funds for the nine months ended September 30, 2017. Additionally, other non-interest income for the nine months ended September 30, 2018 included a $402,000 yield maintenance fee on a bond pre-payment was received in the first quarter of 2018. Gain on sale and disposition of assets for the nine months ended September 30, 2018 included $2.3 million in proceeds resulting from an insurance settlement related to a misappropriation of approximately $2.5 million in vault cash from one of the former LegacyTexas Bank branches acquired in 2015, as well as $1.2 million in net gains recorded on the sale of foreclosed properties, which was partially offset by a $471,000 loss recorded on the anticipated disposition of a leased branch location, with the branch expected to close in the fourth quarter of 2018. Comparatively, gain on sale and disposition of assets for the nine months ended September 30, 2017 included $1.7 million in gains recorded on the sale of one branch location and one parcel of land.
Service charges and other fees decreased by $2.2 million compared to the nine months ended September 30, 2017, which included decreases in title premiums, commercial loan fee income (consisting of syndication, arrangement, non-usage and pre-payment fees), Warehouse Purchase Program fee income, and brokerage income after the Company discontinued its brokerage services in the third quarter of 2017. These decreases in service charges and other fees were partially offset by an increase in debit card interchange and commercial account analysis fee income compared to the nine months ended September 30, 2017.
Net gains on the sale of mortgage loans held for sale during the nine months ended September 30, 2018 decreased by $692,000 compared to the nine months ended September 30, 2017, which included gains recognized on $148.4 million of one- to four-family mortgage loans that were sold or committed for sale and fair value changes on mortgage derivatives and mortgage fees collected during the 2017 period, compared to $138.6 million for the nine months ended September 30, 2018.
Non-interest Expense. Non-interest expense increased by $8.6 million, or 7.2%, to $128.3 million for the nine months ended September 30, 2018 from $119.6 million for the nine months ended September 30, 2017.

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2018	2017
	(Dollars in thousands)
Non-interest expense
Salaries and employee benefits	$76,442	$72,010	$4,432	6.2%
Advertising	3,070	2,976	94	3.2
Occupancy and equipment	11,800	10,609	1,191	11.2
Outside professional services	3,783	3,589	194	5.4
Regulatory assessments	2,635	3,267	(632)	(19.3)
Data processing	15,210	12,059	3,151	26.1
Office operations	6,756	7,058	(302)	(4.3)
Other	8,566	8,068	498	6.2
	$128,262	$119,636	$8,626	7.2%
The increase in non-interest expense from the nine months ended September 30, 2017 included a $4.4 million increase in salaries and employee benefits expense, which was driven by an increase in performance incentive accruals based on decreased non-performing assets, lower deferred salary costs related to loan originations that will be accounted for over the lives of the related loans, as well as increased severance costs, share-based compensation and ESOP expenses, and merit increases awarded in the 2018 period. These increases in salaries and employee benefits expense were partially offset by lower health care costs, staff reductions in the technology area, and decreased commissions related to lower mortgage loan production recorded during the nine months ended September 30, 2018. Also, in connection with the enactment of the Tax Cuts and Jobs Act ("TCJA"), in 2018, the Company awarded all full-time employees whose salary was under $100,000 a $1,000 bonus, which resulted in $679,000 of additional salary expense, and increased the Company's minimum wage to $15 from $11 per hour for all non-commission-based employees. Data processing expense increased by $3.2 million compared to the nine months ended September 30, 2017, as the Company has outsourced certain segments of its data processing operations and invested in system upgrades. Occupancy and equipment expense increased by $1.2 million during the nine months ended September 30, 2018 due to an early termination fee collected from a tenant in the third quarter of 2017, which in turn terminated future rental income from this tenant. Other non-interest expense increased by $498,000 due to higher debit card fraud and lending-related expenses during the 2018 period, partially offset by reduced brokerage expenses after the Company discontinued its brokerage services in the third quarter of 2017. These increased non-interest expenses compared to the nine months ended September 30, 2017 were partially offset by a $632,000 reduction in regulatory assessment expense and a $302,000 reduction in office operations expense.
Income Tax Expense. For the nine months ended September 30, 2018, we recognized income tax expense of $24.7 million on our pre-tax income, which was an effective tax rate of 20.4%, compared to income tax expense of $37.7 million for the nine months ended September 30, 2017, which was an effective tax rate of 33.5%. The decrease in the effective tax rate was primarily due to the enactment of the TCJA, which made key changes to the U.S. tax law, including the reduction of the U.S. federal corporate tax rate from 35% to 21%. Additionally, during the fourth quarter of 2017, the Company filed an advance consent application for change in accounting method with the Internal Revenue Service (the "IRS") to change the Company's tax method of accounting for its loan portfolio. The Company has received affirmative consent from the IRS, and this anticipated change will impact the Company's deferred tax asset and income tax expense in the fourth quarter of 2018.
The Company is still analyzing certain aspects of the TCJA and loan portfolio tax accounting change and refining its calculations, which could potentially affect the measurement of these balances or give rise to new deferred tax amounts. We expect to complete our analysis of the above-mentioned tax changes within the one-year transition period given in SEC Staff Accounting Bulletin 118.

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

	Three Months Ended September 30,
(Dollars in thousands)	2018			2017
Interest-earning assets:	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate
Commercial real estate	$3,016,889	$39,127	5.15%	$2,854,343	$36,392	5.06%
Warehouse Purchase Program	1,097,879	12,938	4.68	1,192,920	11,493	3.82
Commercial and industrial	2,088,318	30,431	5.78	1,850,645	23,331	5.00
Construction and land	271,829	3,707	5.41	279,189	3,628	5.16
Consumer real estate	1,295,353	15,117	4.67	1,176,955	13,345	4.54
Other consumer	44,508	652	5.81	47,169	670	5.64
Loans held for sale	26,121	295	4.52	23,154	225	3.89
Less: deferred fees and allowance for loan loss	(55,974)	—	—	(70,048)	—	—
Loans receivable [1]	7,784,923	102,267	5.22	7,354,327	89,084	4.81
Agency mortgage-backed securities	247,212	1,396	2.26	308,851	1,617	2.09
Agency collateralized mortgage obligations	268,512	1,806	2.69	182,166	1,040	2.28
Investment securities	95,793	666	2.77	109,395	750	2.74
FHLB and FRB stock and other restricted securities	66,966	644	3.85	52,429	448	3.42
Interest-earning deposit accounts	272,670	1,368	1.99	444,310	1,524	1.36
Total interest-earning assets	8,736,076	108,147	4.92	8,451,478	94,463	4.44
Non-interest-earning assets	431,531			438,436
Total assets	$9,167,607			$8,889,914
Interest-bearing liabilities:
Interest-bearing demand	$760,889	1,251	0.65	$875,097	1,474	0.67
Savings and money market	2,654,990	6,177	0.92	2,857,790	4,859	0.68
Time	1,683,475	7,649	1.80	1,418,108	3,938	1.10
Borrowings	1,154,079	7,403	2.55	1,178,031	5,228	1.76
Total interest-bearing liabilities	6,253,433	22,480	1.43	6,329,026	15,499	0.97
Non-interest-bearing demand	1,752,095			1,481,654
Non-interest-bearing liabilities	140,047			138,628
Total liabilities	8,145,575			7,949,308
Total shareholders’ equity	1,022,032			940,606
Total liabilities and shareholders’ equity	$9,167,607			$8,889,914
Net interest income and margin		$85,667	3.90%		$78,964	3.71%
Net interest income and margin (tax-equivalent basis) [2]		$85,796	3.90%		$79,214	3.72%
Net interest rate spread			3.49%			3.47%
Net earning assets	$2,482,643			$2,122,452
Average interest-earning assets to average interest-bearing liabilities	139.70%			133.54%
[1]	Calculated net of deferred fees, loan discounts, loans in process and allowance for loan losses.
[2]
In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment (a non-GAAP measure) has been computed using a federal income tax rate of 21% for 2018 and 35% for 2017. Tax-exempt investments and loans had an average balance of $86.1 million and $98.8 million for the three months ended September 30, 2018 and 2017, respectively.

	Nine Months Ended September 30,
(Dollars in thousands)	2018			2017
Interest-earning assets:	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate
Commercial real estate	$3,021,772	$115,425	5.11%	$2,787,137	$105,539	5.06%
Warehouse Purchase Program	1,046,639	35,147	4.49	1,027,604	28,408	3.70
Commercial and industrial	1,999,114	83,673	5.60	1,841,291	69,958	5.08
Construction and land	267,766	10,641	5.31	282,968	10,902	5.15
Consumer real estate	1,263,135	43,848	4.63	1,131,782	38,647	4.55
Other consumer	44,391	1,899	5.72	49,828	2,077	5.57
Loans held for sale	25,515	835	4.36	19,506	573	3.92
Less: deferred fees and allowance for loan loss	(61,771)	—	—	(68,259)	—	—
Loans receivable [1]	7,606,561	291,468	5.12	7,071,857	256,104	4.84
Agency mortgage-backed securities	259,936	4,332	2.22	318,442	5,013	2.10
Agency collateralized mortgage obligations	246,114	4,839	2.62	164,041	2,872	2.33
Investment securities	97,948	2,056	2.80	110,890	2,303	2.77
FHLB and FRB stock and other restricted securities	60,846	1,675	3.67	49,317	1,243	3.36
Interest-earning deposit accounts	248,767	3,434	1.85	367,536	3,211	1.17
Total interest-earning assets	8,520,172	307,804	4.83	8,082,083	270,746	4.48
Non-interest-earning assets	430,306			438,441
Total assets	$8,950,478			$8,520,524
Interest-bearing liabilities:
Interest-bearing demand	$894,846	5,269	0.79	$860,009	3,817	0.59
Savings and money market	2,659,132	16,278	0.82	2,738,732	11,672	0.57
Time	1,584,076	19,294	1.63	1,363,178	10,251	1.01
Borrowings	1,017,855	18,754	2.46	1,121,124	13,774	1.64
Total interest-bearing liabilities	$6,155,909	59,595	1.29	6,083,043	39,514	0.87
Non-interest-bearing demand	1,674,965			1,411,693
Non-interest-bearing liabilities	122,827			107,211
Total liabilities	7,953,701			7,601,947
Total shareholders’ equity	996,777			918,577
Total liabilities and shareholders’ equity	$8,950,478			$8,520,524
Net interest income and margin		$248,209	3.89%		$231,232	3.82%
Net interest income and margin (tax-equivalent basis) [2]		$248,614	3.90%		$232,004	3.84%
Net interest rate spread			3.54%			3.61%
Net earning assets	$2,364,263			$1,999,040
Average interest-earning assets to average interest-bearing liabilities	138.41%			132.86%
[1]	Calculated net of deferred fees, loan discounts, loans in process and allowance for loan losses.
[2]
In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment (a non-GAAP measure) has been computed using a federal income tax rate of 21% for 2018 and 35% for 2017. Tax-exempt investments and loans had an average balance of $89.8 million and $101.7 million for the nine months ended September 30, 2018 and 2017, respectively.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018 versus 2017			2018 versus 2017
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$2,100	$635	$2,735	$8,955	$931	$9,886
Warehouse Purchase Program	(969)	2,414	1,445	535	6,204	6,739
Commercial and industrial	3,207	3,893	7,100	6,275	7,440	13,715
Construction and land	(97)	176	79	(597)	336	(261)
Consumer real estate	1,373	399	1,772	4,550	651	5,201
Other consumer	(39)	21	(18)	(231)	53	(178)
Loans held for sale	31	39	70	191	71	262
Loans receivable	5,606	7,577	13,183	19,678	15,686	35,364
Agency mortgage-backed securities	(341)	120	(221)	(962)	281	(681)
Agency collateralized mortgage obligations	557	209	766	1,579	388	1,967
Investment securities	(94)	10	(84)	(271)	24	(247)
FHLB and FRB stock and other restricted securities	135	61	196	310	122	432
Interest-earning deposit accounts	(713)	557	(156)	(1,253)	1,476	223
Total interest-earning assets	5,150	8,534	13,684	19,081	17,977	37,058
Interest-bearing liabilities:
Interest-bearing demand	(188)	(35)	(223)	160	1,292	1,452
Savings and money market	(365)	1,683	1,318	(348)	4,954	4,606
Time	843	2,868	3,711	1,875	7,168	9,043
Borrowings	(108)	2,283	2,175	(1,367)	6,347	4,980
Total interest-bearing liabilities	182	6,799	6,981	320	19,761	20,081
Net interest income	$4,968	$1,735	$6,703	$18,761	$(1,784)	$16,977

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
Management also has several secondary sources of funds available to meet potential liquidity demands. At September 30, 2018, we had additional borrowing capacity of $2.09 billion with the FHLB and $250.0 million in federal funds lines of credit available with other financial institutions. We may also use the discount window at the Federal Reserve Bank as a source of short-term funding. Federal Reserve Bank borrowing capacity varies based upon securities pledged to the discount window line. At September 30, 2018, securities pledged had a collateral value of $81.1 million.
At September 30, 2018, we had classified 75.8% of our securities portfolio as available for sale (including pledged securities), providing an additional source of liquidity. Management believes that because active markets exist and our securities portfolio is of high quality, our available for sale securities are marketable. Selling participations in loans we originate, including portions of commercial real estate loans, creates another source of liquidity and allows us to manage borrower concentration risk as well as interest rate risk.
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
The Company, which is a separate legal entity from the Bank and must provide for its own liquidity, had liquid assets of $29.6 million on an unconsolidated basis at September 30, 2018. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders, funds paid out for Company stock repurchases, and payments on trust-preferred securities and subordinated debt held at the Company level. The Company has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. See “How We Are Regulated - Limitations on Dividends and Other Capital Distributions” under Item 1 and Note 16 of the Notes to Consolidated Financial Statements contained in Item 8 of the Company's 2017 Form 10-K.
The Company uses its sources of funds primarily to meet its expenses, pay maturing deposits and fund withdrawals, and to fund loan commitments. Total approved loan commitments (including Warehouse Purchase Program commitments, unused lines of credit and letters of credit) amounted to $2.62 billion and $2.37 billion at September 30, 2018, and December 31, 2017, respectively. It is management's policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Company. Certificates of deposit scheduled to mature in one year or less at September 30, 2018 totaled $1.20 billion with a weighted average rate of 1.79%.
During the nine months ended September 30, 2018, cash and cash equivalents decreased by $39.1 million, or 13.3%, to $254.3 million at September 30, 2018 from $293.5 million at December 31, 2017. Operating activities provided cash of $188.3 million, which was more than offset by financing activities of $160.0 million and investing activities of $67.5 million. Primary sources of cash for the nine months ended September 30, 2018 included proceeds from pay-offs of Warehouse Purchase Program loans totaling $16.68 billion, proceeds from maturities, prepayments and calls on available-for-sale securities totaling $1.86 billion, proceeds from FHLB advances totaling $925.0 million, proceeds from the sale of loans held for sale totaling $138.3 million, and a $12.1 million increase in deposits. Primary uses of cash for the nine months ended September 30, 2018 included originations of Warehouse Purchase Program loans totaling $16.42 billion, purchases of available-for-sale securities totaling $1.91 billion, repayments on FHLB advances totaling $1.04 billion and net fundings of loans held for investment totaling $320.5 million.
Please see Item 1A (Risk Factors) under Part 1 of the Company's 2017 Form 10-K for information regarding liquidity risk.
Off-Balance Sheet Arrangements, Contractual Obligations and Commitments
The following table presents our longer term contractual obligations and commitments to extend credit to our borrowers, in aggregate and by payment due dates (not including any interest amounts). In addition to the commitments below, the Company had overdraft protection available to its depositors in the amount of $85.6 million and credit card guarantees outstanding in the amount of $2.0 million at September 30, 2018.

	September 30, 2018
	Less than One Year	One through Three Years	Four through Five Years	After Five Years	Total
	(Dollars in thousands)
Contractual obligations:
Deposits without a stated maturity	$5,140,982	$—	$—	$—	$5,140,982
Certificates of deposit	1,196,142	398,304	42,348	1,982	1,638,776
FHLB advances [1]	927,867	2,950	1,005	495	932,317
Repurchase agreements	40,408	—	—	—	40,408
Subordinated debt [1]	—	—	—	140,464	140,464
Private equity fund for Community Reinvestment Act purposes	830	—	—	—	830
Operating leases (premises)	6,186	11,369	9,807	15,941	43,303
Total contractual obligations	$7,312,415	$412,623	$53,160	$158,882	7,937,080
Off-balance sheet loan commitments: [2]
Unused commitments to extend credit	$851,055	$503,840	$268,070	$77,506	1,700,471
Unused capacity on Warehouse Purchase Program loans [3]	881,495	—	—	—	881,495
Standby letters of credit	41,025	689	541	155	42,410
Total loan commitments	$1,773,575	$504,529	$268,611	$77,661	2,624,376
Total contractual obligations and loan commitments					$10,561,456

[1]	FHLB advances and subordinated debt are shown at their contractual amounts.

[2]	Loans having no stated maturity are reported in the “Less than One Year” category.

[3]
In regards to unused capacity on Warehouse Purchase Program loans, the Company has established a maximum purchase facility amount, but reserves the right, at any time, to refuse to buy any mortgage loans offered for sale by its mortgage banking company customers for any reason in the Company's sole and absolute discretion.

Capital Resources
Consistent with our goal to operate a sound and profitable organization, our policy is for the Company and its subsidiary bank to maintain “well-capitalized” status under the FRB regulations. Based on capital levels at September 30, 2018 and December 31, 2017, the Bank and the Company were considered to be well-capitalized. At September 30, 2018, the Bank's equity totaled $1.12 billion. Our consolidated equity totaled $1.04 billion, or 11.4% of total assets, at September 30, 2018. Warehouse Purchase Program loan volumes can increase significantly on the last day of the month, potentially leading to a significant difference between the ending and average balance of Warehouse Purchase Program loans. At September 30, 2018, Warehouse Purchase Program loans totaled $1.05 billion, compared to an average balance of $1.10 billion for the three months ended September 30, 2018. Because the capital ratios below are calculated using ending risk-weighted assets and Warehouse Purchase Program loans are risk-weighted at 100%, an end of period increase in these balances can significantly impact the Company's reported capital ratios.

	Actual		Required for Capital Adequacy Purposes		To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2018	(Dollars in thousands)
Total risk-based capital
Company	$1,074,883	12.88%	$667,830	8.00%	$834,787	10.00%
Bank	1,019,546	12.21	667,790	8.00	834,738	10.00
Tier 1 risk-based capital
Company	884,915	10.60	500,872	6.00	500,872	6.00
Bank	952,401	11.41	500,843	6.00	667,790	8.00
Common equity tier 1 risk-based capital
Company	872,848	10.46	375,654	4.50	n/a [1]	n/a [1]
Bank	952,401	11.41	375,632	4.50	542,580	6.50
Tier 1 leverage
Company	884,915	9.83	360,126	4.00	n/a [1]	n/a [1]
Bank	952,401	10.58	360,171	4.00	450,214	5.00
December 31, 2017
Total risk-based capital
Company	$991,713	11.87%	$668,142	8.00%	$835,178	10.00%
Bank	939,655	11.25	668,096	8.00	835,120	10.00
Tier 1 risk-based capital
Company	796,887	9.54	501,107	6.00	501,107	6.00
Bank	867,424	10.39	501,072	6.00	668,096	8.00
Common equity tier 1 risk-based capital
Company	784,960	9.40	375,830	4.50	n/a [1]	n/a [1]
Bank	867,424	10.39	375,804	4.50	542,828	6.50
Tier 1 leverage
Company	796,887	9.17	347,731	4.00	n/a [1]	n/a [1]
Bank	867,424	9.98	347,808	4.00	434,759	5.00
[1] Not applicable
Pursuant to the capital regulations of the FRB and the other federal banking agencies, the Company and the Bank must maintain a capital conservation buffer consisting of additional common equity tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels of risk-based common equity tier 1 capital, tier 1 capital and total capital in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. For our fiscal year ending December 31, 2018, the capital conservation buffer rule requires a buffer of greater than 1.875% of risk-weighted assets, which amount will increase by 0.625% yearly until the requirement is fully phased-in on January 1, 2019, when the buffer must exceed 2.5% of risk-weighted assets. At September 30, 2018, the Company's and the Bank's common equity tier 1 capital exceeded the required capital conservation buffer.

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
As illustrated in the tables below, the Bank was within policy limits for all scenarios tested. The tables presented below, as of September 30, 2018, and December 31, 2017, are internal analyses of our interest rate risk as measured by changes in EVE and EAR for instantaneous, parallel, and sustained shifts for all market rates and yield curves, in 100 basis point increments, up 400 basis points and down 100 basis points.
As illustrated in the tables below, our EVE would be negatively impacted by a parallel, instantaneous, and sustained increase in market rates. Such an increase in rates would negatively impact EVE as a result of the duration of assets, including loans and investments, being longer than the duration of liabilities, primarily deposit accounts and FHLB borrowings. In rising rate environments, deposits are more beneficial to the Bank’s EVE than comparable wholesale funding. As illustrated in the table below, at September 30, 2018, our EAR would be positively impacted by a parallel, instantaneous, and sustained increase in market rates. Our EVE and EAR would also be negatively impacted by a 100 basis point decline in market rates.

September 30, 2018
Change in Interest Rates in Basis Points	Economic Value of Equity				Earnings at Risk (12 months)
	Estimated EVE	Estimated Increase / (Decrease) in EVE		EVE Ratio %	Estimated Net Interest Income	Increase / (Decrease) in Estimated Net Interest Income
	$ Amount	$ Change	% Change		$ Amount	$ Change	% Change
	(Dollars in thousands)
400	1,377,997	(134,679)	(8.90)	16.55	392,972	23,547	6.37
300	1,411,976	(100,700)	(6.66)	16.68	387,029	17,604	4.77
200	1,449,929	(62,747)	(4.15)	16.84	381,302	11,877	3.21
100	1,486,977	(25,699)	(1.70)	16.97	375,434	6,009	1.63
—	1,512,676	—	—	16.97	369,425	—	—
(100)	1,464,761	(47,915)	(3.17)	16.19	356,678	(12,747)	(3.45)

December 31, 2017
Change in Interest Rates in Basis Points	Economic Value of Equity				Earnings at Risk (12 months)
	Estimated EVE	Estimated Increase / (Decrease) in EVE		EVE Ratio %	Estimated Net Interest Income	Increase / (Decrease) in Estimated Net Interest Income
	$ Amount	$ Change	% Change		$ Amount	$ Change	% Change
	(Dollars in thousands)
400	1,250,757	(125,669)	(9.13)	14.89	358,384	15,210	4.43
300	1,289,760	(86,666)	(6.30)	15.09	355,186	12,012	3.50
200	1,322,187	(54,239)	(3.94)	15.21	351,794	8,620	2.51
100	1,348,578	(27,848)	(2.02)	15.26	348,173	4,999	1.46
—	1,376,426	—	—	15.34	343,174	—	—
(100)	1,315,702	(60,724)	(4.41)	14.45	334,954	(8,220)	(2.40)

The Bank's EVE was $1.51 billion, or 16.97%, of the market value of portfolio assets as of September 30, 2018, a $136.3 million increase from $1.38 billion, or 15.34%, of the market value of portfolio assets as of December 31, 2017. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $62.7 million decrease in our EVE at September 30, 2018 compared to a $54.2 million decrease at December 31, 2017, and would result in a 13 basis point decrease in our EVE ratio to 16.84% at September 30, 2018 compared to a 13 basis point decrease to 15.21% at December 31, 2017. An immediate 100 basis point decrease in market interest rates would result in a $47.9 million decrease in our EVE at September 30, 2018 compared to a $60.7 million decrease at December 31, 2017, and would result in a 78 basis point decrease in our EVE ratio to 16.19% at September 30, 2018, as compared to an 89 basis point decrease in our EVE ratio to 14.45% at December 31, 2017.
The Bank's projected EAR for the twelve months ending September 30, 2019 is $369.4 million, compared to $343.2 million for the twelve months ending December 31, 2018. Based on the assumptions utilized, an immediate 200 basis point increase in market rates would result in an $11.9 million, or 3.21%, increase in net interest income for the twelve months ending September 30, 2019 compared to an $8.6 million, or 2.51%, increase for the twelve months ending December 31, 2018. An immediate 100 basis point decrease in market rates would result in a $12.7 million, or 3.45%, decrease in net interest income for the twelve months ending September 30, 2019 compared to an $8.2 million, or 2.40%, decrease for the twelve months ending December 31, 2018.
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
An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2018. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company's internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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
The Company did not repurchase any of its common stock during the quarter ended September 30, 2018.

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

10.4
Change in Control and Severance Benefits Agreement entered into between the Registrant and Mays Davenport (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on November 25, 2013 (File No. 001-34737))

10.5
Form of Change In Control and Severance Benefits Agreement entered into between the Registrant and the following executive officers: Scott A. Almy, Charles D. Eikenberg, Thomas S. Swiley, and Mark L. Williamson (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on December 2, 2013 (File No. 001-34737))

10.6
Amended and Restated Executive Employment Agreement entered into between the Registrant and Kevin J. Hanigan (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on December 2, 2013 (File No. 001-34737))

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

11	Statement regarding computation of per share earnings (See Note 3 of the Condensed Notes to Unaudited Consolidated Interim Financial Statements included in this Form 10-Q)

31.1	Rule 13a — 14(a)/15d — 14(a) Certification (Chief Executive Officer)

31.2	Rule 13a — 14(a)/15d — 14(a) Certification (Chief Financial Officer)

32	Section 1350 Certifications

101
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Condensed Notes to Unaudited Consolidated Interim Financial Statements. An instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
LegacyTexas Financial Group, Inc.
(Registrant)

Date:	October 24, 2018	By:	/s/ Kevin J. Hanigan
Kevin J. Hanigan,
President and Chief Executive Officer
(Duly Authorized Officer)

Date:	October 24, 2018	By:	/s/ J. Mays Davenport
J. Mays Davenport
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)