Form 10-K
period 2018-12-31
LegacyTexas Financial Group, Inc.
filed 2019-02-07
CIK 1487052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant was $1,848.5 million as of June 30, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter. Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are “affiliates”.
There were issued and outstanding 48,564,680 shares of the Registrant’s common stock as of February 5, 2019.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of Form 10-K
Portions of the definitive Proxy Statement to be used in conjunction with the Registrant’s Annual Meeting of Shareholders to be held on May 20, 2019.	Part III

LEGACYTEXAS FINANCIAL GROUP, INC.
FORM 10-K
December 31, 2018

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
Regulators of the Bank are the Texas Department of Banking (“TDOB”) and the Board of Governors of the Federal Reserve System (“FRB”) with back-up oversight by the Federal Deposit Insurance Corporation (“FDIC.”) The Bank is a Federal Reserve member bank required to have certain reserves and stock set by the FRB and a member of the Federal Home Loan Bank of Dallas, one of the 12 regional banks in the Federal Home Loan Bank System (“FHLB”). The Company is regulated by the FRB.
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

•Maintain sound asset quality
We believe that asset quality is a key to long-term financial success. We seek to maintain sound asset quality by moderating credit risk and adhering to prudent lending practices. As we continue to grow and diversify our loan portfolio, we plan to adhere to sound credit management principles.
•Strategic capital deployment
We plan to maintain strong capital levels while increasing shareholder returns. Our current capital position provides us with the ability to pursue robust organic growth as well as acquisitions that will advance our business strategy.
Market Area
We are headquartered in Plano, Texas, and currently operate 42 banking offices in the Dallas/Fort Worth Metroplex and surrounding counties. Based on the most recent branch deposit data provided by the FDIC (as of June 2018), we ranked first in deposit share in Collin County, with 18.11% of total deposits, and sixth in the Dallas/Fort Worth Metropolitan Statistical Area, with 2.49% of total deposits.
Our market area includes a diverse population of management, professional and sales personnel, office employees, manufacturing and transportation workers, service industry workers, government employees and self-employed individuals. The population includes a skilled work force with a wide range of education levels and ethnic backgrounds. Major employment sectors include transportation, financial services, health and social services, telecommunications, manufacturing, education, retail trades, and professional services. There are 22 companies headquartered in the Dallas/Fort Worth Metroplex which are on the 2018 Fortune 500 list, including Exxon Mobil, AT&T, American Airlines Group, Kimberly-Clark, Dr. Pepper Snapple Group, Texas Instruments, J.C. Penney, Dean Foods and Southwest Airlines.
For December 2018, the Dallas/Fort Worth Metroplex reported an unemployment rate (not seasonally adjusted) of 3.3%, compared to the national average of 3.7% (source is Bureau of Labor Statistics Local Area Unemployment Statistics Unemployment Rates for Metropolitan Areas, using the Dallas-Fort Worth-Arlington, Texas Metropolitan Statistical Area).

Lending Activities
The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and discounts and allowances for loan losses) as of the dates indicated.

	December 31,
	2018		2017		2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Loans held for investment:
Commercial real estate	$3,026,754	44.57%	$3,019,339	46.57%	$2,670,455	44.73%	$2,177,543	42.98%	$1,265,868	48.07%
Commercial and industrial	2,057,791	30.30	1,927,049	29.72	1,875,356	31.42	1,612,669	31.83	781,824	29.69
Construction and land	270,629	3.99	277,864	4.28	294,894	4.94	269,708	5.32	21,298	0.81
Consumer real estate	1,390,378	20.47	1,213,434	18.73	1,074,923	18.01	936,757	18.49	524,199	19.90
Other consumer	45,171	0.67	45,506	0.70	53,991	0.90	69,830	1.38	40,491	1.53
Gross loans held for investment, excluding Warehouse Purchase Program	6,790,723	100.00%	6,483,192	100.00%	5,969,619	100.00%	5,066,507	100.00%	2,633,680	100.00%
Net of:
Deferred costs (fees) and discounts, net	10,397		6,380		(2,251)		(1,860)		(2,927)
Allowance for loan losses	(67,428)		(71,301)		(64,576)		(47,093)		(25,549)
Net loans held for investment, excluding Warehouse Purchase Program	6,733,692		6,418,271		5,902,792		5,017,554		2,605,204
Warehouse Purchase Program	960,404		1,320,846		1,151,145		1,043,719		786,416
Total loans held for investment, net	$7,694,096		$7,739,117		$7,053,937		$6,061,273		$3,391,620

Loans held for sale	$23,193		$16,707		$21,279		$22,535		$—

The following table shows the composition of our loan portfolio by fixed and adjustable rate as of the dates indicated.

	December 31,
	2018		2017		2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed rate loans:
Commercial real estate	$1,922,400	28.31%	$1,829,829	28.22%	$1,638,656	27.45%	$1,188,884	23.47%	$728,168	27.65%
Commercial and industrial	346,832	5.11	241,897	3.73	212,456	3.56	664,057	13.11	67,592	2.57
Construction and land	46,387	0.68	58,575	0.90	57,287	0.96	85,099	1.68	5,764	0.22
Consumer real estate	805,722	11.86	657,876	10.15	589,051	9.87	508,295	10.03	337,109	12.80
Other consumer	37,391	0.55	37,888	0.58	45,942	0.77	58,259	1.15	32,257	1.22
Total fixed rate loans	3,158,732	46.51	2,826,065	43.58	2,543,392	42.61	2,504,594	49.44	1,170,890	44.46
Adjustable rate loans:
Commercial real estate	1,104,354	16.26	1,189,510	18.35	1,031,799	17.28	988,659	19.51	537,700	20.42
Commercial and industrial	1,710,959	25.19	1,685,152	25.99	1,662,900	27.86	948,612	18.72	714,232	27.12
Construction and land	224,242	3.31	219,289	3.38	237,607	3.98	184,609	3.64	15,534	0.59
Consumer real estate	584,656	8.61	555,558	8.58	485,872	8.14	428,462	8.46	187,090	7.10
Other consumer	7,780	0.12	7,618	0.12	8,049	0.13	11,571	0.23	8,234	0.31
Total adjustable rate loans	3,631,991	53.49	3,657,127	56.42	3,426,227	57.39	2,561,913	50.56	1,462,790	55.54
Gross loans held for investment, excluding Warehouse Purchase Program	6,790,723	100.00%	6,483,192	100.00%	5,969,619	100.00%	5,066,507	100.00%	2,633,680	100.00%
Net of:
Deferred costs (fees) and discounts, net	10,397		6,380		(2,251)		(1,860)		(2,927)
Allowance for loan losses	(67,428)		(71,301)		(64,576)		(47,093)		(25,549)
Net loans held for investment, excluding Warehouse Purchase Program	6,733,692		6,418,271		5,902,792		5,017,554		2,605,204

Warehouse Purchase Program:
Fixed rate loans	—	—%	—	—%	—	—%	—	—%	4,147	0.53%
Adjustable rate loans	960,404	100.00	1,320,846	100.00	1,151,145	100.00	1,043,719	100.00	782,269	99.47
Total Warehouse Purchase Program	960,404	100.00%	1,320,846	100.00%	1,151,145	100.00%	1,043,719	100.00%	786,416	100.00%

Loans held for investment, net	$7,694,096		$7,739,117		$7,053,937		$6,061,273		$3,391,620

Loans held for sale	$23,193		$16,707		$21,279		$22,535		$—

The following schedules illustrate the contractual maturity and repricing information for the commercial and industrial and the construction and land portions of our loan portfolio at December 31, 2018. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. Purchased credit impaired loans are reported at their contractual interest rate. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Due During Years Ending December 31,
(Dollars in thousands)	2019 [1]	2020 - 2023	2024 and following	Total
Commercial and industrial	$616,205	$1,314,587	$126,999	$2,057,791
Construction and land	187,614	46,518	36,497	270,629

[1]	Includes demand loans and loans having no stated maturity

(Dollars in thousands)	Maturities after One Year
Loans with fixed interest rates	$187,930
Loans with floating or adjustable interest rates	1,336,671
Lending Authority. Our Chief Credit Officer can approve cash secured loans up to $4.0 million, loans secured by other collateral up to $3.5 million and unsecured loans up to $2.0 million, while our Chief Executive Officer can approve cash secured loans up to $4.0 million, loans secured by other collateral up to $3.5 million and unsecured loans up to $3.0 million. The Senior Loan Committee has authority to approve loans over these signature authority amounts. At December 31, 2018, under federal regulation, the maximum amount we could lend to any one borrower and the borrower’s related entities was approximately $268.5 million.
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
This portfolio also includes a smaller portion of commercial real estate loans to owner occupied businesses. These loans are typically characterized by higher loan to value ratios than our other commercial real estate loans, but generally come with an unlimited guaranty of payment from the company owner(s). At December 31, 2018, the commercial real estate lending portfolio totaled $3.03 billion.
Commercial and Industrial Lending. Our commercial and industrial portfolio totaled $2.06 billion at December 31, 2018, with borrowers that are typically located in Texas, but often provide their products and services regionally or nationally. Loans are generally secured by a pledge of business assets such as accounts receivable, inventory, equipment, or vehicles, with the objective of reducing loan balances more quickly than the decline in useful life or value of the asset. The likelihood of loans being paid depends on the success of the business itself, and economic conditions can play a large role in the long-term viability of a company. We generally obtain personal guarantees for privately held companies.
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
Reserve-based energy loans, which are secured by deeds of trust on properties containing proven oil and natural gas reserves, are reported as commercial and industrial loans and totaled $520.4 million at December 31, 2018, representing approximately 7.7% of total loans held for investment (excluding Warehouse Purchase Program loans) and 25.3% of total commercial and industrial loans. In May 2013, we formed our Energy Finance group, which is comprised of a group of seasoned lenders, executives and credit risk professionals with more than 100 years of combined Texas energy experience, to focus on providing loans to private and public oil and gas companies throughout the United States. The group also offers the Bank’s full array of commercial services, including Treasury Management and letters of credit, to its customers. In addition to reserve-based energy loans, we have loans categorized as “Midstream and Other,” which are typically related to the transmission of oil and natural gas and would only be indirectly impacted by declining commodity prices. At December 31, 2018, “Midstream and Other” loans had a total outstanding balance of $38.1 million. The energy lending portfolio continues to be an important part of our commercial business strategy.
Construction and Land Lending. Our construction and land portfolio, which totaled $270.6 million at December 31, 2018, is primarily made up of commercial entities constructing both commercial and residential projects in the Dallas/Fort Worth area, totaling $245.9 million at December 31, 2018. Our requirements for commercial construction lending is predicated on dealing with reputable project developers, and financially capable contractors, on projects with good equity and significant pre-leasing. Requirements for builders of single family residential projects are similar, with additional controls over the amount of exposure to custom, speculative and model units being built, both financed by us and by competing institutions. Additionally, through our mortgage division, we also originate one-time close residential construction loans to individuals for the construction and acquisition of personal residences. At December 31, 2018, we had $24.8 million in outstanding balances on residential construction loans to individuals. These loans generally provide for the payment of interest only during the construction phase, which is typically up to 12 months.
Consumer Real Estate Lending. Our consumer real estate lending portfolio, which totaled $1.39 billion at December 31, 2018, consists of one- to four-family real estate and home equity/home improvement loans. We primarily originate loans secured by first mortgages on owner-occupied, one- to four-family residences in our market area. All of the one- to four-family loans we originate are funded by us and either sold into the secondary market on a servicing released basis or retained in our portfolio. See “Loan Originations, Purchases, Sales, Repayments and Servicing” for more information. Sales of one- to four-family real estate loans can increase liquidity, provide funds for additional lending activities, and generate income. In 2018, we recognized $6.6 million in net gains on the sale of mortgage loans, which includes the gain recognized on $187.4 million of one- to four-family mortgage loans that were sold or committed for sale in 2018, fair value changes on mortgage derivatives and mortgage fees collected.
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
We also originate consumer home equity and home improvement loans. All of our home equity loans are secured by Texas real estate. Under Texas law, home equity borrowers are allowed to borrow a maximum of 80% (combined LTV of the first lien, if any, plus the home equity loan) of the fair market value of their primary residence. The same 80% combined LTV maximum applies to home equity lines of credit. As a result, our home equity loans and home equity lines of credit have low LTV ratios compared to similar loans in most other states. Home equity lines of credit are originated with an adjustable rate of interest based on the Wall Street Journal Prime (“Prime”) rate of interest plus a margin. Home equity lines of credit have up to a ten year draw period and amounts may be re-borrowed after payment at any time during the draw period. While the rate of interest continues to float, once the draw period has lapsed, the payment amount is calculated on a ten year period based on the loan balance at that time. For home improvement loans, borrowers are allowed to borrow a maximum of 90% of the unencumbered fair market value of their primary residence.
Other Consumer Lending. We offer a variety of secured and unsecured consumer loans, including new and used automobile loans, recreational vehicle loans and loans secured by savings deposits. We originate these loans primarily in our market area. At December 31, 2018, our other consumer loan portfolio totaled $45.2 million.
Warehouse Purchase Program. The Warehouse Purchase Program, which we initiated in July 2008, allows unaffiliated mortgage originators to close one- to four-family real estate loans in their own name and manage their cash flow needs until the loans are sold to investors. Although not subject to any legally binding commitment, when we make a purchase decision, we acquire a 100% participation interest in the mortgage loans originated by our mortgage banking company customers. The mortgage banking company customer closes mortgage loans consistent with underwriting standards established by both the Bank and approved investors and, once all pertinent documents are received, the participation interest is delivered by the Bank to the investor selected by the originator and approved by us.
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
At December 31, 2018, Warehouse Purchase Program maximum aggregate outstanding purchases ranged in size from $2.0 million to $110.0 million. The maximum aggregate outstanding purchases are priced using a combined base rate and a risk premium set for both product type (Prime, Jumbo, etc.) and age of the loan. The typical maximum aggregate outstanding purchase facility includes the payment guaranty of company owners holding significant ownership positions, along with non-interest-bearing compensating balance deposits in line with the maximum aggregate outstanding purchase limit. Typical covenants include minimum tangible net worth, maximum leverage and minimum liquidity. As loans age, the Company requires loan curtailments to reduce our risk involving loans that are not purchased by investors on a timely basis.
At December 31, 2018, the Bank had 41 mortgage banking company customers with a maximum aggregate exposure of $1.92 billion and an actual aggregate outstanding balance of $960.4 million. The average mortgage loan being purchased by the Bank reflects a blend of both Conforming and Government loan characteristics, including an average loan to value ratio (LTV) of 79%, an average credit score of 711 and an average loan size of $285,000. These characteristics illustrate the low risk profile of loans purchased under the Warehouse Purchase Program. To date, we have not experienced a loss on any Warehouse Purchase Program loan.
Loan Originations, Purchases, Sales, Repayments and Servicing
We attempt to meet the needs of the market we serve by originating thoroughly analyzed and documented loans to both businesses and consumers. These loans typically involve a direct relationship with the borrower, owner(s), and management of the borrowing entity in an attempt to better identify borrower needs and better identify risks to us that must be mitigated in the loan structure.
It is not unusual for a loan request to be so large as to exceed our house limit for transaction size, or for us to have an existing concentration to a particular borrower or industry, such that a smaller loan size is preferred. In these instances we will solicit one or more financial partners to take a portion of a transaction by way of purchasing a participation in the loan. The participation agreement outlines the relationship between the Bank and the participant with regard to borrower access, loan servicing, and loan documents. The participant ends up having an indirect relationship with the borrower through the Bank; essentially becoming a “silent partner” in the transaction. The participant’s transactional involvement is typically limited to only that provided by the Bank as “agent” in the transaction, and the participation interest is sold without recourse.
When a participation arrangement is unacceptable to the financial partner and a direct relationship with the borrower is the only structure acceptable, a syndication arrangement may be formed. In a syndication arrangement, the financial partner has a direct relationship with the borrower and has its own documents, with terms that mirror those of the other banks in the syndication group. Just like in a participation, the financial partner shares pro-rata in collateral, but because syndication partners are essentially equal in rights and responsibilities, there is usually a designated partner responsible for administering the flow of funds and information between the parties. The Bank has entered into the sale of both participations and syndications of loans to commercial real estate and commercial and industrial borrowers in an attempt to meet our borrowers’ needs and stay within our own risk tolerances. During 2018, we sold $324.2 million in participations and syndications.
We have also entered into the purchase of both participation and syndication transactions as a means of assisting our financial partners who may have encountered excess loan exposure to their own borrowers. The rights and remedies of these purchases are essentially the same as outlined above for the sale of a participation or syndication. A participation purchased would give the Bank little to no access to our financial partner’s borrower and we would have to accept the terms outlined and documents used for that borrower. During 2018, we purchased $223.2 million in participations and syndications.
We also sell whole residential real estate loans originated by our mortgage division to private investors, such as other banks and mortgage companies, generally subject to a provision for repurchase upon breach of representation, warranty or covenant. These loans are generally sold, on a servicing-released basis, for cash in amounts equal to the unpaid principal amount of the loans plus a servicing release premium. The sale amounts generally produce gains to us. In 2018, our mortgage division sold $181.3 million of residential real estate loans to investors.
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
We have a variety of monitoring tools that serve as indicators of potential borrower weakness and early warning signs of possible risk grade deterioration. For example, a borrower’s inability to provide ongoing loan documentation, meet loan covenants, maintain positive balances in deposit accounts, and make loan payments as scheduled are all signs of potential deterioration in a borrower’s financial condition and the need for a review of the asset risk grade. Borrowers who are unable to meet original loan terms and require concessions that we would not ordinarily grant are automatically downgraded and examined for the need for additional reserves to cover specific impairment. Loans are reviewed regularly to ensure that they are properly graded, structured to meet the borrower’s cash flow capability, and considered in our calculation of the allowance for loan losses.
Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at December 31, 2018. There were no past due Warehouse Purchase Program loans at December 31, 2018.

	Loans Delinquent For:						Total Loans Delinquent 30 Days or More
	30-89 Days			90 Days and Over
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)
Commercial real estate	1	$6	0.00%	—	$—	0.00%	1	$6	0.00%
Commercial and industrial	15	289	0.01	2	217	0.01	17	506	0.02
Construction and land	2	557	0.21	—	—	—	2	557	0.21
Consumer real estate	183	23,126	1.66	16	1,632	0.12	199	24,758	1.78
Other consumer	24	286	0.63	1	29	0.06	25	315	0.69
Total loans	225	$24,264	0.36%	19	$1,878	0.03%	244	$26,142	0.39%
Non-performing Assets. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio. Loans are placed on nonaccrual status when the collection of principal and/or interest becomes doubtful or other factors involving the loan warrant placing the loan on nonaccrual status. Loans that are past due 30 days or greater are considered delinquent. Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Consumer loans are typically charged off no later than 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. At December 31, 2018, we had $17.7 million in nonaccrual loans that were not past due, but where the collection of all principal and interest is considered doubtful.
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
Troubled debt restructurings, also referred to as “TDRs” herein, which are accounted for under Accounting Standards Codification (“ASC”) 310-40, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a below market interest rate, a reduction in principal, or a longer term to maturity. All TDRs are initially classified as nonaccrual loans, regardless of whether the loan was performing at the time it was restructured. Once a TDR has performed according to its modified terms for six months and the collection of future principal and interest under the revised terms is deemed probable, the Bank will consider placing the loan back on accrual status. At December 31, 2018, we had $2.1 million in TDRs, of which $926,000 were accruing interest and $1.2 million were classified as nonaccrual.

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Nonaccrual loans: [1]
Commercial real estate	$159	$4,134	$5,195	$11,418	$6,703
Commercial and industrial	16,710	84,003	86,664	16,877	5,778
Construction and land	—	—	11,385	33	149
Consumer real estate	5,506	6,190	7,987	9,781	10,591
Other consumer	46	76	158	107	286
Total non-performing loans	22,421	94,403	111,389	38,216	23,507

Foreclosed assets:
Commercial real estate	—	6,694	10,638	4,784	551
Construction and land	—	859	194	1,802	—
Consumer real estate	720	192	—	106	—
Other	613	687	6	—	—
Total foreclosed assets	1,333	8,432	10,838	6,692	551
Total non-performing assets	$23,754	$102,835	$122,227	$44,908	$24,058

Total non-performing assets as a percentage of total assets [2]	0.26%	1.13%	1.46%	0.58%	0.58%
Total non-performing loans as a percentage of total loans held for investment, excluding Warehouse Purchase Program loans [2]	0.33%	1.46%	1.87%	0.75%	0.89%

Performing troubled debt restructurings:
Commercial real estate	$136	$145	$154	$161	$702
Commercial and industrial	—	2	—	30	153
Construction and land	—	—	—	—	—
Consumer real estate	788	600	269	368	204
Other consumer	2	21	31	46	39
Total	$926	$768	$454	$605	$1,098

[1]	There were no non-performing or TDR warehouse lines of credit or Warehouse Purchase Program loans for the periods presented.

[2]
Purchased credit impaired (PCI) loans, which were acquired in 2012 through the Highlands Bancshares, Inc. (“Highlands”) acquisition and in 2015 through the LegacyTexas acquisition, are not considered non-performing loans, and therefore are not included in the numerator of the non-performing loans to total loans ratio, but are included in total loans, which is reflected in the denominator. Loans past due over 90 days that were still accruing interest totaled $58,000, $0, $141,000, $111,000 and $612,000 for the years ended December 31, 2018, 2017, 2016, 2015 and 2014, respectively, and consisted entirely of PCI loans.

For the year ended December 31, 2018, gross interest income which would have been recorded had the nonaccrual loans been current in accordance with their original terms throughout the entire year amounted to $656,000. No interest income on these loans was recorded for the year ended December 31, 2018.
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
We regularly review the problem assets in our portfolio to determine the appropriate classification. The aggregate amount of classified assets at the dates indicated was as follows:

	At December 31,
	2018	2017
	(Dollars in thousands)
Doubtful	$345	$1,134
Substandard	74,263	112,632
Total classified loans	74,608	113,766
Foreclosed assets	1,333	8,432
Total classified assets	$75,941	$122,198

Classified assets as a percentage of equity	6.94%	12.73%
Classified assets as a percentage of assets	0.84	1.34
Classified assets as a percentage of total loans held for investment, excluding Warehouse Purchase Program loans	1.12	1.88
Substandard loans at December 31, 2018 decreased by $38.4 million from December 31, 2017, which was primarily related to the resolution of two corporate healthcare finance relationships in 2018, which totaled $20.6 million in the 2017 period. At December 31, 2018, the Company had only one corporate healthcare finance relationship remaining, which totaled $19.3 million and was performing and not adversely rated. Additionally, substandard energy loans declined by $5.8 million from December 31, 2017, as a $42.7 million decline in non-performing substandard energy loans (which included $23.0 million in charge-offs on the resolution of two reserve-based energy relationships) was partially offset by a $36.9 million increase in performing substandard energy loans (which are considered to be “other loans of concern”.) Foreclosed assets at December 31, 2018 decreased by $7.1 million from December 31, 2017 due to the sale of a foreclosed medical facility in the 2018 period, which generated a $1.3 million gain. When establishing our allowance for loan losses, all portfolio and general economic factors are considered, including the level of criticized assets and the level of commodity prices.
Other Loans of Concern. We had $50.9 million of potential problem loans at December 31, 2018, considered “other loans of concern,” that are currently performing and do not meet the criteria for impairment, but where there is the distinct possibility that we could sustain some loss if credit deficiencies are not corrected, compared to $15.4 million at December 31, 2017. The $35.5 million increase from December 31, 2017 was primarily due to the above-mentioned $36.9 million increase in substandard performing energy loans. These possible credit problems may result in the future inclusion of these loans in the non-performing asset categories and were classified as “substandard” but were still accruing interest and were not considered impaired at December 31, 2018 (excluding PCI loans). Other loans of concern, which were performing at December 31, 2018, have been considered in management’s analysis of potential loan losses.
Allowance for Loan Losses. The allowance for loan losses is maintained to cover losses that are estimated in accordance with US GAAP. It is our estimate of credit losses inherent in our loan portfolio at each balance sheet date. Our methodology for analyzing the allowance for loan losses consists of general and specific components. For the general component, we stratify the loan portfolio into homogeneous groups of loans that possess similar loss potential characteristics and apply a loss ratio to these groups of loans to estimate the credit losses in the loan portfolio. We use both historical loss ratios and qualitative loss factors assigned to major loan collateral types to establish general component loss allocations. Qualitative loss factors are based on management’s judgment of company, market, industry or business specific data and external economic indicators, which may not yet be reflected in the historical loss ratios, and that could impact our specific loan portfolios. The Allowance for Loan Loss Committee sets and adjusts qualitative loss factors by regularly reviewing changes in underlying loan composition and the seasonality of specific portfolios. The Allowance for Loan Loss Committee also considers credit quality and trends relating to delinquency, non-performing and classified loans within our loan portfolio when evaluating qualitative loss factors. Additionally, the Allowance for Loan Loss Committee adjusts qualitative factors to account for the potential impact of external economic factors, including the unemployment rate, vacancy, capitalization rates, commodity prices and other pertinent economic data specific to our primary market area and lending portfolios.
For the specific component, the allowance for loan losses includes loans where management has concerns about the borrower’s ability to repay and on individually analyzed loans found to be impaired. Management evaluates current information and events regarding a borrower’s ability to repay its obligations and considers a loan to be impaired when the ultimate collectability of amounts due, according to the contractual terms of the loan agreement, is in doubt. If an impaired loan is collateral-dependent, the fair value of the collateral, less the estimated cost to sell, is used to determine the amount of impairment. If an impaired loan is not collateral-dependent, the impairment amount is determined using the negative difference, if any, between the estimated discounted cash flows and the loan amount due. For impaired loans, the amount of the impairment can be adjusted, based on current data, until such time as the actual basis is established by acquisition of the collateral or until the basis is collected. Impairment losses are reflected in the allowance for loan losses through a charge to the provision for credit losses. Subsequent recoveries are credited to the allowance for loan losses. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied first to principal.
At December 31, 2018, $19.2 million in loans were individually impaired, with $4.1 million of the allowance for loan losses allocated to impaired loans at period-end (these figures do not include PCI loans). Please see “Comparison of Financial Condition at December 31, 2018 and December 31, 2017 — Loans” contained in Item 7 and Note 6 of the Notes to Consolidated Financial Statements contained in Item 8 of this report for more information.
At December 31, 2018, our allowance for loan losses was $67.4 million, or 0.99% of total loans held for investment, excluding the Warehouse Purchase Program loans. Assessing the allowance for loan losses is inherently subjective, as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, reflects estimated credit losses in our loan portfolio. See Note 1 and Note 6 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.
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

The following table sets forth an analysis of our allowance for loan losses.

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$71,301	$64,576	$47,093	$25,549	$19,358
Charge-offs:[1]
Commercial real estate	239	16	79	167	—
Commercial and industrial	42,356	32,846	7,746	3,129	568
Construction and land	—	418	—	—	51
Consumer real estate	98	96	107	321	237
Other consumer	1,083	1,366	927	1,090	605
Total charge-offs	43,776	34,742	8,859	4,707	1,461
Recoveries:[1]
Commercial real estate	—	205	21	29	435
Commercial and industrial	3,699	405	472	246	94
Construction and land	—	75	—	—	1
Consumer real estate	34	42	109	85	38
Other consumer	235	640	340	426	363
Total recoveries	3,968	1,367	942	786	931
Net charge-offs	39,808	33,375	7,917	3,921	530
Provision expense	35,935	40,100	25,400	25,465	6,721
Balance at end of period	$67,428	$71,301	$64,576	$47,093	$25,549
Ratio of net charge-offs during the period to
average loans outstanding during the period	0.53%	0.46%	0.12%	0.08%	0.02%
Ratio of net charge-offs during the period to
average non-performing assets	62.89%	29.66%	9.47%	11.37%	2.27%
Allowance as a percentage of non-performing loans[2]	300.74%	75.53%	57.97%	123.23%	108.69%
Allowance as a percentage of total loans, excluding
Warehouse Purchase Program (end of period) [2]	0.99%	1.10%	1.08%	0.93%	0.97%

[1]	There was no net charge-off activity on Warehouse Purchase Program loans during the periods presented.

[2]
PCI loans, which were acquired in 2012 through the Highlands acquisition and in 2015 through the LegacyTexas acquisition, are not considered non-performing loans, and therefore are not included in the numerator of the non-performing loans to total loans ratio, but are included in total loans, which is reflected in the denominator. PCI loans had a carrying value of $1.2 million, $3.6 million, $7.0 million, $12.0 million and $6.6 million for the years ended December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

The distribution of our allowance for losses on loans at the dates indicated is summarized below.

	December 31,
	2018		2017		2016		2015		2014
	Allocated Allowance	% [1]	Allocated Allowance	% [1]	Allocated Allowance	% [1]	Allocated Allowance	% [1]	Allocated Allowance	% [1]
	(Dollars in thousands)
Commercial real estate	$20,045	44.57%	$21,587	46.57%	$18,303	44.73%	$14,123	42.98%	$11,830	48.07%
Commercial and industrial	36,398	30.30	39,005	29.72	35,464	31.42	24,975	31.83	9,068	29.69
Construction and land	3,910	3.99	4,644	4.28	5,075	4.94	3,013	5.32	174	0.81
Consumer real estate	5,843	20.47	4,838	18.73	4,484	18.01	3,992	18.49	4,069	19.90
Other consumer	1,232	0.67	1,227	0.70	1,250	0.90	990	1.38	408	1.53
Total	$67,428	100.00%	$71,301	100.00%	$64,576	100.00%	$47,093	100.00%	$25,549	100.00%

[1]	Loans outstanding as a percentage of total loans held for investment, excluding Warehouse Purchase Program loans.

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
The Chief Financial Officer delegates the basic responsibility for the management of our investment portfolio to the Director of Quantitative Analysis, subject to the direction and guidance of the Asset/Liability Management Committee. The Director of Quantitative Analysis considers various factors when making decisions, including the marketability, duration, maturity and tax consequences of the proposed investment. The amount, mix, and maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.
The general objectives of our investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to optimize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. Our investment securities currently consist primarily of agency collateralized mortgage obligations, agency mortgage-backed securities, Small Business Administration securitized loan pools consisting of only the U.S. government guaranteed portion, and Texas entity municipal bonds. These securities are of industry investment grade and possess acceptable credit risk. For more information, please see Note 5 of the Notes to Consolidated Financial Statements contained in Item 8 of this report and “Asset/Liability Management” contained in Item 7A of this report. We also have restricted securities, which totaled $56.2 million at December 31, 2018 and primarily consisted of Federal Home Loan Bank stock and Federal Reserve stock and are carried on the balance sheet at cost.

The following table sets forth the composition of our securities portfolio and other investments at the dates indicated. At December 31, 2018, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies or United States Government Sponsored Enterprises.

	December 31,
	2018		2017		2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale:
Agency residential mortgage-backed securities	$153,671	$149,871	$191,216	$189,466	$220,744	$218,551
Agency commercial mortgage-backed securities	9,063	8,920	9,360	9,235	9,422	9,347
Agency collateralized mortgage obligations	284,886	280,639	187,637	184,216	87,959	86,529
US government and agency securities	1,500	1,543	1,590	1,671	2,150	2,251
Municipal bonds	31,053	30,773	35,196	35,129	38,417	37,837
Total available for sale	480,173	471,746	424,999	419,717	358,692	354,515

Held to maturity:
Agency residential mortgage-backed securities	53,377	52,492	57,334	57,304	74,881	75,211
Agency commercial mortgage-backed securities	21,872	21,765	27,435	27,926	28,023	28,693
Agency collateralized mortgage obligations	17,645	17,546	27,112	27,278	40,707	41,371
Municipal bonds	53,152	52,988	61,628	62,418	66,776	67,706
Total held to maturity	146,046	144,791	173,509	174,926	210,387	212,981
Total investment securities	626,219	616,537	598,508	594,643	569,079	567,496
FHLB stock and other restricted securities, at cost	56,226	56,226	64,790	64,790	43,266	43,266
Total securities	$682,445	$672,763	$663,298	$659,433	$612,345	$610,762

The composition and contractual maturities of the investment securities portfolio as of December 31, 2018, excluding FHLB stock and other restricted securities, are indicated in the following table. Prepayment options exist for the US government and agency securities, agency collateralized mortgage obligations and agency mortgage-backed securities. In addition, many of the municipal bonds are callable prior to maturity. The weighted average yield is prospective and based on amortized cost.

	1 year or less		After 1 to 5 years		After 5 to 10 years		After 10 years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)
Available for sale:
Agency residential mortgage-backed securities	$—	—%	$7,717	1.44%	$47,919	1.96%	$98,035	2.45%	$153,671	2.25%	$149,871
Agency commercial mortgage-backed securities	—	—	9,063	1.84	—	—	—	—	9,063	1.84	8,920
Agency residential collateralized mortgage obligations	—	—	—	—	21,153	2.30	263,733	2.90	284,886	2.85	280,639
US government and agency securities	—	—	1,500	3.37	—	—	—	—	1,500	3.37	1,543
Municipal bonds	3,333	1.89	11,701	2.35	13,586	2.70	2,433	3.03	31,053	2.51	30,773
Total available for sale	3,333	1.89	29,981	2.02	82,658	2.17	364,201	2.78	480,173	2.62	471,746

Held to maturity:
Agency residential mortgage-backed securities	128	3.62	6,374	3.01	19,566	2.58	27,309	2.82	53,377	2.75	52,492
Agency commercial mortgage-backed securities	—	—	16,865	2.59	5,007	2.45	—	—	21,872	2.56	21,765
Agency residential collateralized mortgage obligations	—	—	809	4.17	16,835	2.88	1	2.70	17,645	2.94	17,546
Municipal bonds	251	4.71	14,876	5.29	37,129	3.03	896	3.92	53,152	3.68	52,988
Total held to maturity	379	4.34	38,924	3.72	78,537	2.85	28,206	2.85	146,046	3.09	144,791
Total investment securities	$3,712	2.14%	$68,905	2.98%	$161,195	2.50%	$392,407	2.78%	$626,219	2.73%	$616,537

Sources of Funds
General. Our sources of funds are deposits, borrowings, payments of principal and interest on loans and investments, sales of loans and funds provided from operations.
Deposits. The Bank’s deposit base is our primary source of funding and consists of core deposits from the communities served by our branch and office locations. We offer a variety of deposit accounts with a competitive range of interest rates and terms to both consumers and businesses. Deposits include interest-bearing and non-interest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts. These accounts earn interest at rates established by management based on competitive market factors, management’s desire to increase certain product types or maturities, and in keeping with our asset/liability, liquidity and profitability objectives. Competitive products, competitive pricing and high touch customer service are important to attracting and retaining these deposits.
We have historically been an active bidder for public fund deposits within the state of Texas. This strategy has been refined to one which will seek to attract future public funds primarily in the direct markets that we serve and only at rates that are consistent with our strategy of providing a low cost source of core funding for the Bank. At December 31, 2018 and 2017, our public fund deposits totaled $936.9 million and $972.2 million, respectively. At December 31, 2018, $714.2 million of the $936.9 million in public funds were time deposits, $201.8 million of such time deposits had a maturity date over 12 months. Additionally, public funds at December 31, 2018 included $121.8 million in money market, $88.5 million in interest-bearing demand and $12.4 million in non-interest-bearing demand deposits.
We provide an avenue for large depositors to maintain full FDIC insurance coverage for all deposits up to $140 million, depending on product. Under an agreement with Promontory Interfinancial Network, we participate in the Certificate of Deposit Account Registry Service (CDARS®) and the Insured Cash Sweep (ICS) money market product. These are deposit-matching programs which distribute excess balances on deposit with the Bank across other participating banks. In return, those participating financial institutions place their excess customer deposits with the Bank in a reciprocal amount. These products are designed to enhance our ability to attract and retain customers and increase deposits by providing additional FDIC insurance for large deposits. We also participate in the ICS One-Way Buy program, which allows the Bank to buy cost-effective wholesale funding on customizable terms. Due to the nature of the placement of the funds, certain CDARS® and ICS deposits are classified as “brokered deposits” by regulatory agencies. In December 2018, the FDIC adopted its final rule related to the treatment of reciprocal deposits. The final rule implements Section 202 of the Economic Growth, Regulatory Relief, and Consumer Protection Act to exempt certain reciprocal deposits from being considered as brokered deposits for well-capitalized institutions. At December 31, 2018 and 2017, we had $380.6 million and $400.7 million, respectively, in aggregate CDARS® and ICS deposits that were classified as brokered by regulatory agencies.
The following table sets forth the dollar amount of deposits in the various types of deposit programs offered at the dates indicated.

	December 31,
	2018		2017		2016
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Transaction and Savings Deposits:
Non-interest-bearing demand	$1,773,762	25.93%	$1,635,622	24.17%	$1,383,951	21.74%
Interest-bearing demand	826,755	12.08	1,029,375	15.21	903,314	14.19
Savings and money market	2,455,787	35.89	2,735,296	40.42	2,710,307	42.58
Total non-certificates	5,056,304	73.90	5,400,293	79.80	4,997,572	78.51
Certificates:
0.00-1.99%	581,221	8.50	1,299,530	19.20	1,356,657	21.31
2.00-3.99%	1,204,190	17.60	67,860	1.00	11,226	0.18
4.00-5.99%	—	—	—	—	21	—
Total certificates	1,785,411	26.10	1,367,390	20.20	1,367,904	21.49

Total deposits	$6,841,715	100.00%	$6,767,683	100.00%	$6,365,476	100.00%

The following table shows rate and maturity information for our certificates of deposit at December 31, 2018.

	0.00-1.99%	2.00-3.99%	Total	Percent of Total
	(Dollars in thousands)
Certificates maturing in quarter ending:
March 31, 2019	$221,384	$129,444	$350,828	19.65%
June 30, 2019	147,585	241,762	389,347	21.81
September 30, 2019	59,686	172,793	232,479	13.02
December 31, 2019	33,032	246,380	279,412	15.65
March 31, 2020	13,298	108,331	121,629	6.81
June 30, 2020	10,845	183,589	194,434	10.89
September 30, 2020	9,786	57,038	66,824	3.74
December 31, 2020	7,898	43,518	51,416	2.88
Thereafter	77,707	21,335	99,042	5.55
Total	$581,221	$1,204,190	$1,785,411	100.00%

Percent of Total	32.55%	67.45%	100.00%

The following table indicates the amount of our certificates of deposit by time remaining until maturity as of December 31, 2018.

	Maturity
	3 Months or less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(Dollars in thousands)
Certificates less than $100,000	$25,039	$47,890	$56,980	$64,667	$194,576
Certificates of $100,000 or more	186,374	163,782	259,526	266,913	876,595
Public funds¹	139,415	177,675	195,385	201,765	714,240
Total certificates	$350,828	$389,347	$511,891	$533,345	$1,785,411
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
We may obtain advances from the FHLB of Dallas upon the security of certain loans and securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2018, we had $825.4 million in FHLB advances outstanding and the ability to borrow an additional $2.18 billion. In addition to FHLB advances, we may also use the discount window at the FRB or fed funds purchased from correspondent banks as a source of short-term funding. We did not have an outstanding balance with the FRB discount window or fed funds purchased from correspondent banks at December 31, 2018. See Note 12 of the Notes to Consolidated Financial Statements contained in Item 8 of this report for more information about our borrowings.
The following table sets forth the maximum month-end balance and daily average balance of FHLB advances, repurchase agreements, subordinated debt and other borrowings for the periods indicated.

	Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Maximum balance:
FHLB advances	$1,169,733	$1,151,682	$1,609,438
Repurchase agreements	84,519	87,607	86,691
Subordinated debt and other borrowings	135,012	134,522	134,103
Average balance outstanding:
FHLB advances	$786,657	$881,279	$1,113,550
Repurchase agreements	54,105	76,974	69,153
Subordinated debt and other borrowings	135,058	134,294	104,639
The following table sets forth certain information as to FHLB advances, repurchase agreements, subordinated debt and other borrowings at the dates indicated.

	At December 31,
	2018	2017	2016
	(Dollars in thousands)
FHLB advances at end of period	$825,409	$1,043,163	$833,682
Repurchase agreements at end of period	50,340	84,676	86,691
Subordinated debt and other borrowings at end of period	135,012	134,522	134,032
Weighted average rate of FHLB advances during the period	2.04%	1.10%	0.64%
Weighted average rate of FHLB advances at end of period	2.54%	1.51%	0.71%
Weighted average rate of repurchase agreements during the period	1.88%	1.64%	1.22%
Weighted average rate of repurchase agreements at end of period	2.16%	1.73%	0.98%
Weighted average rate of subordinated debt and other borrowings during the period	5.91%	5.82%	5.77%
Weighted average rate of subordinated debt and other borrowings at end of period	5.39%	5.26%	5.20%

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

Legislation is introduced from time to time in the United States Congress that may affect our operations. In addition, the regulations governing the Company and the Bank may be amended from time to time by the TDOB, the FRB, the FDIC, the Consumer Financial Protection Bureau ( the “CFPB”), the Securities and Exchange Commission (the “SEC”), or other agencies, as appropriate. Any legislative or regulatory changes, or changes to accounting standards, in the future could adversely affect our operations and financial condition. Recent changes include the following.

The Financial Accounting Standards Board has adopted a new accounting standard for US Generally Accepted Accounting Principles that will be effective for the Company for our first fiscal year beginning after December 15, 2019. This standard, referred to as Current Expected Credit Loss, or CECL, requires FDIC-insured institutions and their holding companies (banking organizations) to recognize credit losses expected over the life of certain financial assets. CECL covers a broader range of assets than the current method of recognizing credit losses and generally results in earlier recognition of credit losses. Upon adoption of CECL, a banking organization must record a one-time adjustment to its credit loss allowances as of the beginning of the fiscal year of adoption equal to the difference, if any, between the amount of credit loss allowances under the current methodology and the amount required under CECL. For a banking organization, implementation of CECL is generally likely to reduce retained earnings, and to affect other items, in a manner that reduces its regulatory capital.

The federal banking regulators (the FRB, the OCC and the FDIC) have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital.
In May 2018 the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Economic Growth Act”), was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). While the Economic Growth Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion. Many of these changes could result in meaningful regulatory changes for banks and their holding companies.
The Economic Growth Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8 and 10 percent. Any qualifying depository institution or its holding company that exceeds the “community bank leverage ratio” will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered to be “well capitalized” under the prompt corrective action rules. In addition, the Economic Growth Act includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans.
It is difficult at this time to predict when or how any new standards under the Economic Growth Act will ultimately be applied to, or what specific impact the Economic Growth Act and the yet-to-be-written implementing rules and regulations will have on us.

The Company. The Company is a bank holding company; accordingly it is required to file reports with the FRB and is subject to regulation and examination by the FRB, including requirements that the Company serve as a source of financial and managerial strength for its FDIC-insured subsidiaries, particularly when such a subsidiary is in financial distress. In addition, the FRB has enforcement authority over the Company and any of its non-bank subsidiaries. The Company’s direct activities and those of its non-bank subsidiaries are subject to FRB regulation and generally must be closely related to banking, as determined by the FRB. The Company must obtain FRB approval to acquire substantially all the assets of another bank or bank holding company or to merge with another bank holding company. In addition, the Company must obtain FRB authorization to control more than 5% of the shares of any other bank or bank holding company and may not own more than 5% of any other entity engaged in activities not permitted for the Company. The FRB imposes capital requirements on the Company. See “- Regulatory Capital Requirements” below.
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
The Bank is also regulated by the TDOB, whose authority to regulate, examine and supervise the bank is generally the same as that of the FRB described above. As a Texas-chartered bank, the Bank has the powers provided under Texas law, which are generally at least as broad as those of a national bank. The Bank is subject to assessments by the TDOB. In 2018, the Bank’s assessments from the TDOB totaled $744,000.

FDIC Regulation and Insurance of Accounts. Deposits are insured up to applicable limits by the FDIC, and such insurance is backed by the full faith and credit of the United States Government. The basic deposit insurance level is generally $250,000, as specified in FDIC regulations. The Bank’s deposit insurance premiums for the year ended December 31, 2018 were $2.8 million.
The FDIC insurance premium is based on an institution’s total assets minus its Tier 1 capital. An institution’s premiums are determined based on its capital, supervisory ratings and other factors. Premium rates generally may increase if the FDIC deposit insurance fund is strained due to the cost of bank failures and the number of troubled banks. In addition, if the Bank experiences financial distress or operates in an unsafe or unsound manner, its deposit premiums may increase.
The FDIC may conduct examinations and some supervision of, require reporting by and exercise back-up enforcement authority over FDIC-insured institutions. It also may prohibit an institution from engaging in any activity that it determines by regulation or order to pose a serious risk to the deposit insurance fund and may terminate the Bank’s deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.
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
For purposes of determining risk-based capital, assets and certain off-balance sheet items are risk-weighted from 0% to 1,250%, depending on the risk characteristics of the asset or item. The new regulations make certain changes in the risk weighting of assets to better reflect credit risk and other risk exposure compared to the earlier capital rules. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; and a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital.
In addition to the minimum CET1, Tier 1 and total risk-based capital ratios, the Company and the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required risk-based minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  The capital conservation buffer requirement became effective on January 1, 2016 when a buffer greater than 0.625% of risk weighted assets was required, which increased each year until the buffer requirement was fully implemented on January 1, 2019.
Under the FRB’s prompt corrective action standards, in order to be considered well-capitalized, the Bank must have a ratio of CET1 capital to risk-weighted assets of 6.5%, a ratio of Tier 1 capital to risk-weighted assets of 8%, a ratio of total capital to risk-weighted assets of 10%, and a leverage ratio of 5%; and must not be subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. In order to be considered adequately capitalized, an institution must have the minimum capital ratios described above. As of December 31, 2018, the Bank was “well-capitalized.” An institution that is not well-capitalized is subject to certain restrictions on brokered deposits and interest rates on deposits.

The federal banking regulators are required to take prompt corrective action if an institution fails to qualify as at least adequately capitalized.  All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to fail the requirements to qualify as adequately capitalized.  An institution that is not at least adequately capitalized is: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan (including certain guarantees by any company controlling the institution) within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of business. Additional restrictions and appointment of the FDIC as receiver or conservator, can apply, depending on the institution’s capital level.  The FRB has jurisdiction over the Bank for purposes of prompt corrective action.  When the FDIC as receiver liquidates an institution, the claims of depositors and the FDIC as their successor (for deposits covered by FDIC insurance) have priority over other unsecured claims against the institution, including claims of stockholders.
The federal banking agencies take into consideration concentrations of credit risk and risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital, which is evaluated through examinations. Under their regulations, the federal banking agencies also consider interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank’s capital adequacy. The banking agencies have issued guidance on evaluating interest rate risk.
The capital regulations for bank holding companies parallel the capital regulations for banks.  To be considered “well capitalized,” a bank holding company must have, on a consolidated basis, a total risk-based capital ratio of 10.0% or greater and a Tier 1 risk-based capital ratio of 6.0% or greater and must not be subject to an individual order, directive or agreement under which the FRB requires it to maintain a specific capital level.  As of December 31, 2018, the Company was “well capitalized.” For information on the Company’s regulatory capital ratios, see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources.” We believe that the Company and the Bank will remain well-capitalized under the new capital rules, and will meet the capital conservation buffer requirement.
Limitations on Dividends and Other Capital Distributions. On an ongoing basis, the Company’s major source of funds consists of dividends or capital distributions from our wholly owned bank subsidiary, as well as $125.0 million of fixed to-floating rate subordinated notes issued by the Company. The ability of a subsidiary bank to pay dividends depends on its earnings and capital levels and may be limited by its regulators’ directives or orders. A bank generally must obtain regulatory approval of a dividend if the total dividends declared during the current year, including the proposed dividend, exceed net income for the current year and retained net income for the prior two years. It has been the Bank’s policy to maintain a strong capital position, so in times of financial or economic distress the Bank will be less likely to pay dividends to the Company. Our banking subsidiary’s net income for the two years ended December 31, 2018 totaled $260.1 million and the amount paid to the Company during that two year period totaled $64.5 million. See Note 17 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.
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
Subsidiary and Other Activities
LegacyTexas Bank is authorized to invest in various types of subsidiaries. At December 31, 2018, the Bank operated one subsidiary, LegacyTexas Title Co.
Competition
The Texas market for banking services is highly competitive. Texas’ largest banking organizations are headquartered outside of Texas and are controlled by out-of-state organizations. We compete with numerous commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere, and more recently with financial technology (or “FinTech”) companies that rely on technology to provide financial services. We believe that many middle market companies and successful professionals and entrepreneurs are interested in banking with a company headquartered in, and with decision-making authority based in, Texas and with established Texas bankers who have the expertise to act as trusted advisors to the customer with regard to its banking needs. We believe our bank can offer customers more responsive and personalized service. We believe that, if we service these customers properly, we will be able to establish long-term relationships and provide multiple products to our customers, thereby enhancing our profitability. See “Risk Factors - The financial services industry is highly competitive. Strong competition within our market area may limit our growth and profitability” in Item 1A in this report.
Executive Officers of the Company
Officers are elected annually to serve for a one year term. As of the date of this report, our executive officers were as follows:
Kevin J. Hanigan. Mr. Hanigan, age 62, is a Director and the Chief Executive Officer of the Company and the Bank, positions he has held since the completion of the Highlands Bank acquisition with and into the Company in April 2012. Prior to joining the Company, Mr. Hanigan was the Chairman and Chief Executive Officer of Highlands Bank, serving in those roles since 2010. Prior to joining Highlands Bank, Mr. Hanigan was employed by Guaranty Bank starting in 1996, serving in numerous capacities including Chief Lending Officer, Executive in charge of Retail Banking, and finally as Chairman and Chief Executive Officer of Guaranty Bank and its parent company, Guaranty Financial Group, Inc. Mr. Hanigan began his career with Bank of the Southwest in Houston in June 1980. Mr. Hanigan earned his undergraduate degree and Master of Business Administration from Arizona State University. With over 38 years of experience working in the banking industry in Texas and serving as chief executive officer of several institutions, Mr. Hanigan brings outstanding leadership skills and a deep understanding of the local banking market and issues facing the banking industry.
Scott A. Almy. Mr. Almy, age 52, serves as Executive Vice President, Chief Operating Officer, Chief Risk Officer and General Counsel of the Company, and as Chief Operating Officer and General Counsel for the Bank. He oversees both risk and operations teams, including credit, compliance, audit, legal, enterprise risk, loan administration, information technology, and human resources functions of the Company. He has more than 27 years of banking industry expertise. Prior to joining the Company in July 2012, Mr. Almy was the managing member of a private law firm in Dallas, where he focused on regulatory and transactional matters affecting banks, bank holding companies and other financial firms. Prior to that, he spent 15 years at Guaranty Financial Group, Inc. serving as general counsel and secretary for the company and its subsidiary, Guaranty Bank. Mr. Almy holds a J.D. from Texas Tech University School of Law and a B.B.A. from Texas A&M University. He also completed the Executive Education Program in Advanced Risk Management at the Wharton School, University of Pennsylvania.
J. Mays Davenport. Mr. Davenport, age 50, serves as Executive Vice President and Chief Financial Officer of the Company and the Bank, positions he has held since the completion of the merger with LegacyTexas Group, Inc. in January 2015. Mr. Davenport oversees the Finance and Treasury functions of the Company, and also serves as a Director of LegacyTexas Title. Prior to joining the Company, Mr. Davenport served as Executive Vice President of the wholly owned subsidiary of LegacyTexas Group, Inc. since December 2004. Mr. Davenport is a licensed Certified Public Accountant in the

State of Texas and has been serving the Texas banking community for over twenty years, including fourteen years in the practice of public accountancy with Arthur Andersen, Grant Thornton, Fisk & Robinson and RSM McGladrey LLP. Mr. Davenport is a Magna Cum Laude graduate of Texas A&M University with a B.B.A. in Finance and Accounting.
Charles D. Eikenberg. Mr. Eikenberg, age 64, serves as Executive Vice President of Community Banking for the Company and the Bank, where he oversees the community banking, administrative operations and marketing functions of the Company. He has over 35 years of experience as a Texas banker, primarily focused on consumer and retail banking. Mr. Eikenberg joined the Company as head of Community Banking in 2012 when the Company merged with Highlands Bank, where he served as Chief Retail Officer. Prior to joining Highlands, Mr. Eikenberg served as Senior Executive Vice President, Retail Banking at Guaranty Bank from 2006 to 2010. Prior to Guaranty he was with Bank One/Chase since 1990, serving in numerous senior positions for retail credit, investments and branch distribution. Mr. Eikenberg holds an M.B.A. from the University of Houston and a Bachelors Degree from Baylor University.
Thomas S. Swiley. Mr. Swiley, age 69, has served as Executive Vice President and Chief Lending Officer of the Company and the Bank since July 2012. Mr. Swiley oversees the Corporate Banking, Commercial Banking, Entrepreneurial Banking, Commercial Real Estate and Warehouse Lending Divisions of the Company, along with the Treasury Management Sales function. Mr. Swiley’s extensive Texas banking career spans over thirty-five years, and includes six years as President, and President and Chief Operating Officer of Bank of Texas, N.A. He has also held various executive positions with other commercial banks, primarily with Bank of America and its predecessors. Mr. Swiley holds both a M.B.A. and B.B.A. from Southern Methodist University and is also a graduate of the Southwestern Graduate School of Banking.
Kevin Hanigan, Scott Almy and Charles Eikenberg all served as executive officers of Guaranty Bank and its holding company, Guaranty Financial Group, Inc., which filed for bankruptcy in August 2009.
Employees
At December 31, 2018, we had a total of 851 full-time employees and 30 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.
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
Risks Related To Our Business
If economic conditions deteriorate in the state of Texas, the value of our collateral and borrowers’ ability to repay loans may decline.
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

Reserve-based energy loans, which are reported as commercial and industrial loans, totaled $520.4 million at December 31, 2018, representing approximately 7.7% of total loans (excluding Warehouse Purchase Program loans). As a result, the factors that impact the energy sector will have a greater effect on us than on more broadly diversified financial institutions. Companies with exposure to the energy sector, whether directly or indirectly, are subject to volatile fluctuations in price and supply of oil and gas.

The significant decline in crude oil and natural gas prices that began in 2014 has continued to cause many of our customers to significantly reduce drilling, completion and other production activities through the year ended December 31, 2018. Many factors affect the supply of and demand for crude oil and natural gas and, therefore, influence prices of these commodities, including:

•	domestic and foreign supply of oil and natural gas, including increased availability of non-traditional energy resources such as shale oil and gas;

•	prices, and expectations about future prices, of oil and natural gas;

•	domestic and worldwide economic conditions, and the resulting global demand for oil and natural gas;

•
the price and quantity of imports of foreign oil and natural gas including the ability of OPEC to set and maintain production levels for oil, and decisions by OPEC and non-OPEC producers to change production levels;

•	sanctions imposed by the U.S., the European Union, or other governments against oil producing countries;

•	the cost of exploring for, developing, producing and delivering oil and natural gas;

•	the level of excess production capacity, available pipeline, storage and other transportation capacity;

•	lead times associated with acquiring equipment and products and availability of qualified personnel;

•	the expected rates of decline in production from existing and prospective wells;

•	the discovery rates of new oil and gas reserves;

•	federal, state and local regulation of exploration and drilling activities and oil and gas exports;

•	public pressure on, and legislative and regulatory interest within, federal, state and local governments to stop, significantly limit or regulate hydraulic fracturing (fracking) activities;

•
weather conditions, including hurricanes, that can affect oil and natural gas operations over a wide area and severe winter weather that can interfere with oil and gas development and production operations;

•	political instability and social unrest in oil and natural gas producing countries;

•	advances in exploration, development and production technologies or in technologies affecting energy consumption (such as fracking);

•	the price and availability of alternative fuel and energy sources;

•	uncertainty in capital and commodities markets; and

•	changes in the value of the U.S. dollar relative to other major global currencies.

Although the vast majority of the loans in the Energy portfolio are reserve-based loans, secured by deeds of trust on properties containing both oil and natural gas reserves, $38.1 million of the loans managed by the Energy Finance group are not secured by oil and gas reserves and are categorized as “Midstream and Other” loans. Loans in this category are typically related to the transmission of oil and natural gas and would only be indirectly impacted from declining commodity prices. Reserve based loans are typically less sensitive to declines in commodity prices than loans to companies that service the oil and gas industry, because once production is initiated in a well, it is generally not halted until reserves are gone, whereas companies that service the energy industry typically feel an immediate impact to large drops in oil prices since drilling and exploration is slowed immediately. With reserve based loans, the value of our collateral decreases as oil and natural gas prices decline.
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
The credit risk related to commercial loans is considered to be greater than the risk related to one- to four- family residential loans because the repayment of commercial real estate loans and commercial and industrial loans typically is dependent on the successful operation and income stream of the borrowers’ business and the real estate securing the loans as collateral, both of which can be significantly affected by economic conditions. Additionally, commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans.  If loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could require us to increase our provision for credit losses and adversely affect our financial condition and results of our operation.
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
Because Warehouse Purchase Program balances are contingent upon residential mortgage lending activity, changes in the residential real estate market nationwide can lead to wide fluctuations of balances in this product, materially impacting both interest and non-interest income. Additionally, Warehouse Purchase Program period-end balances are generally higher than the average balance during the period due to increased mortgage activity that occurs at the end of a month, which can significantly impact the Company’s reported capital ratios.
Changes in interest rates could adversely affect our results of operations and financial condition.
As with most financial institutions, our results of operations depend substantially on our net interest income, which is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings.  Interest rates, which remain largely at historically low levels, are highly sensitive to many factors that are beyond our control such as general economic conditions and policies of the federal government, in particular the Federal Open Market Committee. In an attempt to help the overall economy, the FRB has kept interest rates low through its targeted Fed Funds rate for a number of years. The FRB has steadily increased the Fed Funds rate over the last three fiscal years to 2.50% at December 31, 2018, and has indicated that further increases are likely during 2019, subject to economic conditions. As the FRB increases the Fed Funds rate, overall interest rates will likely rise, which may negatively impact the U.S. economic recovery.
We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect (i) our ability to originate and/or sell loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, which could negatively impact shareholders’ equity, and our ability to realize gains from the sale of such assets, (iii) our ability to obtain and retain deposits in competition with other available investment alternatives, (iv) the ability of our borrowers to repay adjustable or variable rate loans, and (v) the average duration of our investment securities portfolio and other interest-earning assets. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially affected.
A sustained increase in market interest rates could adversely affect our earnings. A significant portion of our loans have fixed interest rates and longer terms than our deposits and borrowings. As a result of the relatively low interest rate environment, an increasing percentage of our deposits have been comprised of certificates of deposit and other deposits yielding no or a relatively low rate of interest having a shorter duration than our assets. At December 31, 2018, we had $1.25 billion in certificates of deposit that mature within one year and $5.06 billion in interest and non-interest bearing demand accounts, and savings and money market accounts. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans and other investments.
Changes in interest rates also affect the value of our interest-earning assets and in particular our securities portfolio. Generally, the fair value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available for sale are reported as a separate component of equity, net of tax. Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on shareholders’ equity.
Although management believes it has implemented an effective asset and liability management strategy to manage the potential effects of changes in interest rates, including the use of adjustable rate and/or short-term assets, and FHLB advances or longer term repurchase agreements, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of our operation and/or our strategies may not always be successful in managing the risk associated with changes in interest rates. For further discussion of how changes in interest rates could impact us, see “Quantitative and Qualitative Disclosures about Market Risk - Asset/Liability Management” contained in Item 7A of this report.

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

We periodically review our allowance for loan losses for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and nonperforming assets. We cannot be certain that our allowance for loan losses will be adequate over time to cover credit losses in our portfolio because of unanticipated adverse changes in the economy, market conditions or events adversely affecting specific customers, industries or markets, and changes in borrower behaviors. Differences between our actual experience and assumptions and the effectiveness of our models may adversely affect our business, financial condition, including liquidity and capital, and results of operations. The Financial Accounting Standards Board, or FASB, adopted Accounting Standards Update, or ASU, No. 2016-13 “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” or CECL, on June 16, 2016, which changed the loss model to take into account current expected credit losses. This accounting pronouncement is expected to be applicable to us effective for our fiscal year beginning January 1, 2020. The federal banking regulators, including the FRB and the FDIC, have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital.

CECL substantially changes how we calculate our allowance for loan losses. While we are evaluating CECL, we cannot predict when and how it will affect our results of operations and financial condition, including our regulatory capital. See “- We are subject to an extensive body of accounting rules and best practices. Periodic changes to such rules may change the treatment and recognition of critical financial line items and affect our profitability” included in these Risk Factors for more information.
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
At December 31, 2018, public funds totaled $936.9 million, representing 13.69% of our total deposits. Public funds are bank deposits of state and local municipalities. These deposits are required to be secured by certain investment grade securities (including letters of credit from the FHLB) to ensure repayment, which on the one hand tends to reduce our contingent liquidity risk by making these funds somewhat less credit sensitive, but on the other hand reduces standby liquidity by restricting the potential liquidity of the pledged collateral. Although these funds historically have been a relatively stable source of funds for us, availability depends on the individual municipality’s fiscal policies and cash flow needs.
The financial services industry is highly competitive. Strong competition within our market area may limit our growth and profitability.
We face pricing competition for loans and deposits. We also face competition with respect to customer convenience, product lines, accessibility of service and service capabilities. We compete with numerous commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere and, more recently, with FinTech companies that rely on technology to provide financial services. The significant competition in attracting and retaining deposits and making loans as well as in providing other financial services throughout our market area may impact future earnings and growth. Our success depends, in part, on the ability to adapt products and services to evolving industry standards. There is increasing pressure to provide products and services at lower prices, which can reduce net interest income and non-interest income from fee-based products and services. New technology-driven products and services are often introduced and adopted, including innovative ways that customers can make payments, access products and manage accounts. We could be required to make substantial capital expenditures to modify or adapt existing products and services or develop new products and services. We may not be successful in introducing new products and services or those new products may not achieve market acceptance. We could lose business, be forced to price products and services on less advantageous terms to retain or attract clients, or be subject to cost increases if we do not effectively develop and implement new technology. In addition, advances in technology such as telephone, text, and on-line banking; e-commerce; and self-service automatic teller machines and other equipment, as well as changing customer preferences to access our products and services through digital channels, could decrease the value of our branch network and other assets. We may close or sell certain branches and restructure or reduce our remaining branches and work force. These actions could lead to losses on assets, expense to reconfigure stores and loss of customers in certain markets. As a result, our business, financial condition or results of operations may be adversely affected.
Development of new products and services may impose additional costs on us and may expose us to increased operational risk.

Our financial performance depends, in part, on our ability to develop and market new and innovative services and to adopt or develop new technologies that differentiate our products or provide cost efficiencies, while avoiding increased related expenses. This dependency is exacerbated in the current “FinTech” environment, where financial institutions are investing significantly in evaluating new technologies, such as “Blockchain,” and developing potentially industry-changing new products, services and industry standards. The introduction of new products and services can entail significant time and resources, including regulatory approvals. Substantial risks and uncertainties are associated with the introduction of new products and services, including technical and control requirements that may need to be developed and implemented, rapid technological change in the industry, our ability to access technical and other information from our clients, the significant and ongoing investments required to bring new products and services to market in a timely manner at competitive prices and the preparation of marketing, sales and other materials that fully and accurately describe the product or service and its underlying risks. Our failure to manage these risks and uncertainties also exposes us to enhanced risk of operational lapses which may result in the recognition of financial statement liabilities. Regulatory and internal control requirements, capital requirements, competitive alternatives, vendor relationships and shifting market preferences may also determine if such initiatives can be brought to market in a manner that is timely and attractive to our clients. Failure to successfully manage these risks in the development and implementation of new products or services could have a material adverse effect on our business and reputation, as well as on our consolidated results of operations and financial condition.
Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR may adversely affect our results of operations.
On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, subordinated debentures, or other securities or financial arrangements, given LIBOR’s role in determining market interest rates globally. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and to a lesser extent securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings, including the rates we pay on our subordinated debentures and trust preferred securities. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers or our existing borrowings, we may incur significant expenses in effecting the transition, and may be subject to disputes or litigation with customers and creditors over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations.
We may be adversely affected by recent changes in U.S. tax laws.

Changes in tax laws contained in the Tax Cuts and Jobs Act, which was enacted in December 2017, include a number of provisions that will have an impact on the banking industry, borrowers and the market for single-family residential real estate. Changes include (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (ii) the elimination of interest deductions for home equity loans, (iii) a limitation on the deductibility of business interest expense and (iv) a limitation on the deductibility of property taxes and state and local income taxes. The recent changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for such loans in the future, and could make it harder for borrowers to make their loan payments. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.
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
Our information systems may experience interruptions or breaches in security. We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in disruptions to our accounting, deposit, loan and other systems, and adversely affect the Bank’s customer relationships. While we have policies and procedures designed to prevent or limit the effect of these possible events, there can be no assurance that any such failure, interruption or security breach will not occur or, if any does occur, that it can be sufficiently remediated.
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
Natural disasters, severe weather events, including those prominent in our geographic footprint and those prominent in the geographic areas of our vendors and business partners, together with worldwide hostilities, including terrorist attacks, and other external events could have a significant impact on our ability to conduct our business. They could also affect the stability of our deposit base, our borrowers’ ability to repay loans, impair collateral, result in a loss of revenue or an increase in expenses. Although management has established disaster recovery and business continuity procedures and plans, the occurrence of any such event may adversely affect our business, which in turn could have a material adverse effect on our financial condition and results of our operations.
We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations that are expected to increase our costs of operations.
The Bank is subject to extensive examination, supervision and comprehensive regulation by the FRB and the TDOB and as a bank holding company the Company is subject to examination, supervision and regulation by the FRB. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on an institution’s operations, reclassify assets, determine the adequacy of an institution’s allowance for loan losses and determine the level of deposit insurance premiums assessed.
Additionally, the Dodd-Frank Act has significantly changed the bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.
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

We, directly and indirectly through the Bank, are subject to extensive regulation, supervision and examination by the TDOB, the FRB and the FDIC, and other regulatory bodies.  These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank’s operations, reclassify assets, determine the adequacy of a bank’s allowance for loan losses and its risk weighting of its assets and determine the level of deposit insurance premiums assessed.  Our business is highly regulated; therefore, the laws and applicable regulations are subject to frequent change.  Any new regulations or legislation, change in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator’s interpretation of a law or regulation, could have a material impact on our operations.

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

We are subject to an extensive body of accounting rules and best practices. Periodic changes to such rules may change the treatment and recognition of critical financial line items and affect our profitability.
The nature of our business makes us sensitive to the large body of accounting rules in the United States. From time to time, the governing bodies that oversee changes to accounting rules and reporting requirements may release new guidance for the preparation of our financial statements. These changes can materially impact how we record and report our financial condition and results of operations. In some instances, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements. Changes which have been approved for future implementation, or which are currently proposed or expected to be proposed or adopted include requirements that we calculate the allowance for loan losses on the basis of the current expected credit losses over the lifetime of our loans, referred to as the CECL model, which is expected to be applicable to us beginning in 2020. CECL adoption will have broad impact on our financial statements, which will affect key profitability and solvency measures, including, but not limited to higher loan loss reserve levels and related deferred tax assets.  Increased reserve levels also may lead to a reduction in capital levels. Any such changes could have a material adverse effect on our business, financial condition and results of operations.
 Under the CECL model, banks will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred. The forward-looking modeling required by CECL relies on a number of macroeconomic variables. Unexpected changes to such indicators between periods could potentially result in greater earnings volatility from period to period. Our reserves may need to be adjusted in response to not only to our actual experience, but also to external factors. If we are required to materially increase the level of the allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.
An additional impact of CECL will be the asymmetry in accounting between loan related income, which will continue to be recognized on a periodic basis based on the effective interest method, and the related credit losses, which will be recognized up front at origination. This will make periods of loan expansion seem less profitable due to the immediate recognition of expected credit losses. Periods of stable or declining loan levels will look comparatively profitable as the income trickles in for loans, where losses had been previously recognized.
We are evaluating the impact the CECL accounting model will have on our accounting, but expect to recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations. The federal banking regulators, including the Federal Reserve and the FDIC, have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital.

We are subject to stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or limit our ability to pay dividends or repurchase shares.

Federal regulations establish minimum capital requirements for insured depository institutions, such as LegacyTexas Bank, including minimum risk-based capital and leverage ratios, and defines “capital” for calculating these ratios. The minimum capital requirements are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The regulations also establish a “capital conservation buffer” of 2.5% which result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. An institution is subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amounts.

The application of more stringent capital requirements could, among other things, result in lower returns on equity, and result in regulatory actions if we are unable to comply with such requirements. The ability of LegacyTexas Bank, our wholly owned banking subsidiary, to pay dividends to us will be limited if it does not have the capital conservation buffer required by these more stringent capital requirements, which may limit our ability to pay dividends to stockholders.
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
The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit our stockholders. These regulations may sometimes impose significant limitations on operations. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Additionally, actions by regulatory agencies or significant litigation against us could require us to devote significant time and resources to defending our business and may lead to penalties that materially affect us. These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Any new regulations or legislation, change in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator’s interpretation of a law or regulation, could have a material impact on our operations, increase our costs of regulatory compliance and of doing business and/or otherwise adversely affect us and our profitability. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent registered public accounting firm. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of our operations as could our interpretation of those changes. We cannot predict what restrictions may be imposed upon us with future legislation.
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
The Company’s and the Bank’s total assets were $9.05 billion at December 31, 2018. If the Bank’s total assets equal or exceed $10 billion, we will become subject to a number of additional requirements (such as annual stress testing requirements, an enterprise risk management committee comprised of independent directors, including one risk management expert, and general oversight by the CFPB) that will impose additional compliance costs on our business. The $10 billion threshold is calculated in different ways for the various requirements (from simply reaching the $10 billion as of a certain date, to reaching it for four consecutive quarters or to reaching it by averaging total consolidated assets for four consecutive quarters) and the dates the new requirements are triggered also vary (from immediate application to a period of over two years to achieve compliance). Being subject to these additional requirements may also result in higher expectations from regulators. The CFPB has near exclusive supervision authority, including examination authority, over institutions of that size and their affiliates to assess compliance with federal consumer financial laws, to obtain information about the institutions’ activities and compliance systems and procedures, and to detect and assess risks to consumers and markets.
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
Risks Related to the Company’s Common Stock
Regulatory and corporate governance anti-takeover provisions may make it difficult for you to receive a change-in-control premium.
Provisions of federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire the Company, even if doing so would be perceived to be beneficial to the Company’s shareholders. These provisions effectively inhibit a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of the Company’s common stock. With certain limited exceptions, federal regulations make it difficult for any one person or company or a group of persons from, directly or indirectly, acquiring more than 10% (5% if the acquirer is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors or otherwise direct the management or policies of our company without prior notice or application to and the approval of the appropriate federal regulator(s). Certain provisions of our corporate documents are also designed to make merger, tender offer or proxy contest more difficult, even if such events were perceived by many of our stockholders to be beneficial to their interests.
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
Our shareholders are only entitled to receive dividends declared by the Board out of funds legally available for such payments. Although we have historically declared cash dividends, we are not required to do so and may reduce or eliminate future dividends. This could adversely affect the market price of our stock. Also, we are a bank holding company, and our ability and the ability of our subsidiary bank to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines and regulations of the FRB regarding capital adequacy and dividends.  The ability of a subsidiary bank to pay dividends or make other capital distributions depends on its earnings and capital levels and may be limited by its regulators’ directives or orders. In our case, our banking subsidiary generally must obtain regulatory approval of a dividend if the total dividends declared by the Bank during the current year, including any proposed dividend, exceeds its net income for the current year and retained net income for the prior two years. Our banking subsidiary’s net income for the two years ended December 31, 2018 totaled $260.1 million and the amount paid to the Company during that two year period totaled $64.5 million. See “How We Are Regulated - Limitations on Dividends and Other Capital Distributions” under Item 1 and Note 17 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.
An investment in the Company’s common stock is not an insured deposit.
The Company’s common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in the Company’s common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire the Company’s common stock, you could lose some or all of your investment.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties

At December 31, 2018, our executive offices were located at 5851 Legacy Circle, Suite 1200, Plano, Texas. In addition to our executive offices, at December 31, 2018, we had three administrative offices, 42 full-service branches, one commercial loan production office located in Houston, Texas and a Warehouse Purchase Program office located in Littleton, Colorado. We lease the space in which our executive offices are located and own the majority of the space in which our other administrative offices are located. At December 31, 2018, we owned 25 of our branches, and leased the remaining facilities. The majority of our branches are located in the Dallas/ Fort Worth Metroplex in Texas, and include the cities of Addison, Allen, Carrollton, Coppell, Dallas, Plano, Euless, Flower Mound, Fort Worth, Frisco, Garland, Grand Prairie, Grapevine, McKinney, Richardson, Weatherford and Wylie. We also have two locations in Jack and Wise Counties in Texas. The net book value of our investment in premises, equipment and leaseholds, excluding computer equipment, was approximately $69.7 million at December 31, 2018. We believe that our current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.
At December 31, 2018, we utilized IBM and Jack Henry Silverlake data processing systems. The net book value of all of our data processing and computer equipment at December 31, 2018, was $3.4 million.

For more information about our premises and equipment, please see Note 9 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

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
Our common stock is listed on the Nasdaq Global Select Market under the symbol “LTXB”. There were 1,576 holders of record of our common stock as of February 5, 2019.
Stock Repurchases
On December 10, 2018, the Company announced that the Board of Directors had established a share repurchase program which authorizes the repurchase of up to 5% of the Company’s common stock outstanding as of December 7, 2018. The repurchase program is authorized to continue through December 31, 2019 and may be modified, suspended or discontinued at any time, at the Company’s discretion. The repurchase program does not require the Company to repurchase any specific number of shares. As of December 7, 2018, the Company had 48,505,611 shares of common stock outstanding. No shares of Company stock were repurchased under this program in 2018.

In connection with its establishment of this repurchase program, the Company’s Board of Directors terminated the Company’s existing repurchase program, which had authorized the repurchase of up to 5% of its total common shares outstanding, or approximately 1,978,871 shares. No shares of Company stock were repurchased under this program in 2018 or in 2017. Prior to its termination in December 2018, 1,537,121 shares were available for repurchase under the program.
Equity Compensation Plans
Set forth below is information, at December 31, 2018, regarding the Company’s equity compensation plans, all of which were approved by the Company’s shareholders.

	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price	Number of Securities Remaining Available for Issuance under Plans
2007 Equity Incentive Plan	760,340	$20.89	—	[1]
2012 Equity Incentive Plan	1,060,847	31.18	—	[1]
2017 Omnibus Incentive Plan	11,700	39.51	2,834,368	[2]
Total	1,832,887	$26.97	2,834,368

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

Shareholder Return Performance Graph Presentation
The line graph below compares the cumulative total shareholder return on the Company’s common stock to the cumulative total return of a broad index of the Nasdaq Stock Market and a regional banking index (Morningstar Banks - Regional - US) for the period December 31, 2013 through December 31, 2018. The graph assumes an investment of $100 on December 31, 2013 and reinvestment of dividends on the date of payment without commissions. The graph represents past performance and should not be considered to be an indication of future performance.

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
LegacyTexas Financial Group, Inc.	$100.00	$88.53	$94.77	$166.84	$166.10	$128.43
Nasdaq Composite-Total Returns	100.00	114.75	122.74	133.62	173.22	168.30
Morningstar Banks - Regional - US	100.00	107.70	111.61	150.53	163.46	137.08

Item 6.	Selected Financial Data
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

	At and For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$9,051,142	$9,086,196	$8,362,255	$7,691,940	$4,164,114
Warehouse Purchase Program loans	960,404	1,320,846	1,151,145	1,043,719	786,416
Loans receivable, excluding Warehouse Purchase Program loans, net	6,733,692	6,418,271	5,902,792	5,017,554	2,605,204
Loans held for sale	23,193	16,707	21,279	22,535	—
Securities available for sale, at fair value	471,746	419,717	354,515	311,708	199,699
Securities held to maturity, at amortized cost	146,046	173,509	210,387	240,433	241,920
FHLB stock and other restricted securities, at cost	56,226	64,790	43,266	63,075	44,084
Bank-owned life insurance	59,036	57,684	56,477	55,231	36,193
Deposits	6,841,715	6,767,683	6,365,476	5,226,711	2,657,809
Borrowings	1,010,761	1,262,361	1,054,405	1,608,165	887,907
Shareholders’ equity	1,094,367	959,874	885,365	804,076	568,223

Selected Operations Data:
Total interest income	$414,982	$366,857	$317,352	$262,692	$149,647
Total interest expense	82,474	55,426	35,083	21,615	16,640
Net interest income	332,508	311,431	282,269	241,077	133,007
Provision for credit losses	35,797	39,456	26,900	25,465	6,721
Net interest income after provision for credit losses	296,711	271,975	255,369	215,612	126,286
Service charges and other fees	35,320	35,742	36,690	30,936	19,382
Net gain on sale of mortgage loans held for sale	6,573	7,322	8,225	8,036	—
Net gain (loss) on securities transactions	(138)	(39)	56	203	—
Other non-interest income	7,486	557	6,960	5,640	1,361
Total non-interest income	49,241	43,582	51,931	44,815	20,743
Total non-interest expense	171,130	160,344	156,377	151,555	98,092
Income before income tax expense	174,822	155,213	150,923	108,872	48,937
Income tax expense	20,633	65,719	53,102	37,956	17,659
Net income	$154,189	$89,494	$97,821	$70,916	$31,278

	At and For the Years Ended December 31,
	2018	2017	2016	2015	2014
Selected Financial Ratios and Other Data (Unaudited):
Performance Ratios:
Return on assets (ratio of net income to average total assets)	1.73%	1.04%	1.24%	1.10%	0.85%
Return on equity (ratio of net income to average equity)	15.22	9.62	11.52	9.12	5.60
Interest rate spread:
Average during period	3.53	3.58	3.65	3.88	3.63
End of period	3.47	3.38	3.43	3.24	3.21
Net interest margin	3.91	3.81	3.79	4.00	3.78
Non-interest income to operating revenue	10.61	10.62	14.06	14.57	12.17
Operating expense to average total assets	1.92	1.86	1.98	2.35	2.65
Average interest-earning assets to average interest-bearing liabilities	139.64	133.65	130.42	133.36	133.50
Dividend payout ratio	21.95	32.71	28.29	36.31	61.34
Asset Quality Ratios:
Non-performing assets to total assets at end of period	0.26	1.13	1.46	0.58	0.58
Non-performing loans to total loans held for investment, excluding Warehouse Purchase Program loans	0.33	1.46	1.87	0.75	0.89
Non-performing loans to total loans held for investment	0.29	1.21	1.56	0.63	0.69
Allowance for loan losses to non-performing loans	300.74	75.53	57.97	123.23	108.69
Allowance for loan losses to total loans held for investment, excluding Warehouse Purchase Program loans	0.99	1.10	1.08	0.93	0.97
Allowance for loan losses to total loans held for investment	0.87	0.91	0.91	0.77	0.75
Capital Ratios:
Equity to total assets at end of period	12.09	10.56	10.59	10.45	13.65
Average equity to average assets	11.35	10.80	10.77	12.07	15.10
Other Data:
Number of branches	42	44	45	47	31
Number of loan production offices	1	1	1	1	1

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements

This document and other filings by the Company with the Securities and Exchange Commission (the “SEC”), as well as press releases or other public or stockholder communications released by the Company, may contain forward-looking statements, including, but not limited to, (i) statements regarding our financial condition, results of operations and business, (ii) statements about our plans, objectives, expectations and intentions and other statements that are not historical facts and (iii) other statements identified by the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “intends” or similar expressions that are intended to identify “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current beliefs and expectations of the Company’s management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.
The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: the expected cost savings, synergies and other financial benefits from acquisition or disposition transactions might not be realized within the expected time frames or at all and costs or difficulties relating to integration matters might be greater than expected; changes in economic conditions; fluctuations in interest rates; the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; our ability to access cost-effective funding; fluctuations in real estate values and both residential and commercial real estate market conditions; demand for loans and deposits in our market area; fluctuations in the price of oil, natural gas and other commodities; competition; changes in management’s business strategies; our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we have acquired or may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; results of examinations of us by the FRB and our bank subsidiary by the TDOB or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including the revenue impact from, and any mitigation actions taken in response, to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”); changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; changes in the regulatory and tax environments in which the Company operates, including the impact of the “Tax Cuts and Jobs Act” (the “TCJA”) on the Company’s deferred tax asset, and the anticipated impact of the TCJA on the Company’s future earnings; and the other risks set forth under Risk Factors under Item 1A. of this Form 10-K.
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
Allowance for Loan Loss. The allowance for loan losses and related provision expense are susceptible to change if the credit quality of our loan portfolio changes, which is evidenced by many factors, including but not limited to charge-offs and non-performing loan trends. Generally, consumer real estate lending has a lower risk profile compared to other consumer lending (such as automobile loans). Commercial real estate and commercial and industrial lending, however, can have higher risk profiles than consumer loans due to these loans being larger in amount and more susceptible to fluctuations in industry, market and economic conditions. While management uses available information to recognize losses on loans, changes in economic conditions, the mix and size of the loan portfolio and individual borrower conditions can dramatically impact our level of allowance for loan losses in relatively short periods of time. Management believes that the allowance for loan losses is maintained at a level that represents coverage of our best estimate of credit losses in the loan portfolio as of December 31, 2018.
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
Business Strategy
Our principal objective is to be an independent, commercially-oriented, customer-focused financial services company, providing outstanding service and innovative products in our primary market area of North Texas. Our Board of Directors adopted a strategy designed to maintain growth and profitability, a strong capital position and sound asset quality. Please see “Business Strategies” contained in Item 1 of this report for more information.
Comparison of Financial Condition at December 31, 2018 and December 31, 2017
General. Total assets decreased $35.1 million, or 0.4%, to $9.05 billion at December 31, 2018, from $9.09 billion at December 31, 2017, primarily due to a $52.9 million decrease in gross loans held for investment, including Warehouse Purchase Program loans.
Loans. Gross loans held for investment, including Warehouse Purchase Program loans, decreased $52.9 million, or 0.7%, to $7.75 billion at December 31, 2018, from $7.80 billion at December 31, 2017, while one- to four-family mortgage loans held for sale increased $6.5 million, or 38.8%, to $23.2 million at December 31, 2018, from $16.7 million at December 31, 2017.

	December 31, 2018	December 31, 2017	Dollar Change	Percent Change
	(Dollars in thousands)
Commercial real estate	$3,026,754	$3,019,339	$7,415	0.2%
Commercial and industrial	2,057,791	1,927,049	130,742	6.8
Construction and land	270,629	277,864	(7,235)	(2.6)
Consumer real estate	1,390,378	1,213,434	176,944	14.6
Other consumer	45,171	45,506	(335)	(0.7)
Gross loans held for investment, excluding Warehouse Purchase Program loans	6,790,723	6,483,192	307,531	4.7
Warehouse Purchase Program loans	960,404	1,320,846	(360,442)	(27.3)
Gross loans held for investment	7,751,127	7,804,038	(52,911)	(0.7)
Loans held for sale	23,193	16,707	6,486	38.8
Gross loans	$7,774,320	$7,820,745	$(46,425)	(0.6)%
Gross loans held for investment at December 31, 2018, excluding Warehouse Purchase Program loans, grew $307.5 million, or 4.7%, from December 31, 2017, which included growth in commercial real estate, commercial and industrial and consumer real estate loans. Commercial and industrial and consumer real estate loans increased $130.7 million and $176.9 million, respectively, at December 31, 2018, compared to December 31, 2017, while commercial real estate loans increased $7.4 million for the same period. These increases were partially offset by declines of $7.2 million and $335,000 in construction and land and other consumer loans, respectively, compared to December 31, 2017.
Reserve-based energy loans, which are reported as commercial and industrial loans, totaled $520.4 million at December 31, 2018, down $11.3 million from $531.7 million at December 31, 2017. Substantially all of the reserve-based energy loans are secured by deeds of trust on properties containing proven oil and natural gas reserves. At December 31, 2018, our reserve-based energy portfolio was secured by collateral that consisted of 42% natural gas reserves and 58% crude oil reserves. We encourage, and in some cases even require, borrowers to utilize commodity hedges, in order to stabilize cash flows during volatile commodity price environments.  Hedges are used to guard against falling prices, and the goal is that the duration of the hedge will last long enough for prices to come back from any significant decline.  Hedges will typically include minimum and maximum allowed percentage of production, a minimum and maximum allowed term, and a minimum price.
In addition to the reserve-based energy loans, the Bank has energy loans categorized as “Midstream and Other,” which are typically related to the transmission of oil and natural gas and would only be indirectly impacted from declining commodity prices. At December 31, 2018, “Midstream and Other” loans had a total outstanding balance of $38.1 million, up $22.7 million from $15.4 million at December 31, 2017.
Warehouse Purchase Program loans decreased by $360.4 million, or 27.3%, to $960.4 million at December 31, 2018 from $1.32 billion at December 31, 2017. Although not subject to any legally binding commitment, when we make a purchase decision, we acquire a 100% participation interest in the loans originated by our mortgage banking company customers. The mortgage banking company closes mortgage loans consistent with underwriting standards established by approved investors and, once all pertinent documents are received, the participation interest is delivered by the Bank to the investor selected by the originator and approved by us. Loans funded by the Warehouse Purchase Program during the fourth quarter of 2018 consisted of 49% conforming loans, 38% government-guaranteed loans and 13% of other loan types, including Jumbo loans.
Allowance for Loan Losses. The allowance for loan losses is maintained to cover losses that are estimated in accordance with US GAAP. It is our estimate of credit losses in our loan portfolio at each balance sheet date. Our methodology for analyzing the allowance for loan losses consists of general and specific components. For more information about the calculation of our allowance for loan losses, please see “Business-Allowance for Loan Losses” contained in Item I and Note 1 and Note 6 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.
Our non-performing loans, which consist of nonaccrual loans, include both smaller balance homogeneous loans that are collectively evaluated for impairment and larger individually classified impaired loans. Loans are placed on nonaccrual status when the collection of principal and/or interest becomes doubtful or other factors involving the loan warrant placing the loan on nonaccrual status.
At December 31, 2018, we had $2.1 million of loans classified as TDRs, of which $926,000 were accruing interest and $1.2 million were classified as nonaccrual. For more information about the Company’s TDRs, please see “Business -Non-

performing Assets” contained in Item I and Note 1 and Note 6 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.
Non-performing loans to total loans held for investment, excluding Warehouse Purchase Program loans, was 0.33% at December 31, 2018 compared to 1.46% at December 31, 2017. Including Warehouse Purchase Program loans, non-performing loans to total loans held for investment was 0.29% at December 31, 2018 compared to 1.21% at December 31, 2017. Non-performing loans decreased $72.0 million to $22.4 million at December 31, 2018 from $94.4 million at December 31, 2017. In 2018, the Company recorded $23.0 million in charge-offs on the resolution of two reserve-based energy relationships, leading to a $42.7 million decline in non-performing energy loans from December 31, 2017. Additionally, in 2018, the Company recorded net charge-offs totaling $13.2 million on the resolution of two corporate healthcare finance relationships. The Company did not have any non-performing corporate healthcare finance loans at December 31, 2018, compared to $20.6 million at December 31, 2017. At December 31, 2018, the Company had only one corporate healthcare finance relationship remaining, which totaled $19.3 million and was performing and not adversely rated. The Company no longer originates corporate healthcare finance loans. For more information about the Company’s non-performing loans, please see Note 6 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.
Our allowance for loan losses was $67.4 million at December 31, 2018 compared to $71.3 million at December 31, 2017, or 0.87% of total loans held for investment (including Warehouse Purchase Program loans) at December 31, 2018 compared to 0.91% at December 31, 2017. The allowance for loan losses allocated to energy loans at December 31, 2018 totaled $22.1 million, up $1.4 million from $20.7 million at December 31, 2017. We believe that the level of loan loss reserves for energy loans as of December 31, 2018 is sufficient to cover estimated credit losses in the portfolio based on currently available information; however, future sustained declines in oil pricing could lead to further risk rating downgrades, additional loan loss reserves or losses.
Despite the overall decrease in our allowance, we believe that our level of allowance for loan losses at December 31, 2018 was sufficient to cover estimated credit losses in the loan portfolio. Our allowance for loan losses to non-performing loans was 300.74% at December 31, 2018 compared to 75.53% at December 31, 2017. Net charge-offs for the year ended December 31, 2018 totaled $39.8 million, an increase of $6.4 million from the year ended December 31, 2017, due to the energy-related and healthcare-related loan charge-offs discussed above.
Securities. Our securities portfolio increased $24.6 million, or 4.1%, to $617.8 million at December 31, 2018, from $593.2 million at December 31, 2017. During the year ended December 31, 2018, paydowns, calls and maturities of securities totaling $2.07 billion were offset by purchases totaling $2.10 billion. The majority of these purchases were completed for tax strategy purposes.
Deposits. Total deposits increased $74.0 million, or 1.1%, to $6.84 billion at December 31, 2018, from $6.77 billion at December 31, 2017.

	December 31, 2018	December 31, 2017	Dollar Change	Percent Change
	(Dollars in thousands)
Non-interest-bearing demand	$1,773,762	$1,635,622	$138,140	8.4%
Interest-bearing demand	826,755	1,029,375	(202,620)	(19.7)
Savings and money market	2,455,787	2,735,296	(279,509)	(10.2)
Time	1,785,411	1,367,390	418,021	30.6
Total deposits	$6,841,715	$6,767,683	$74,032	1.1%

During 2018, time and non-interest-bearing demand deposits increased $418.0 million and $138.1 million, respectively, while savings and money market and interest-bearing demand deposits decreased $279.5 million and $202.6 million, respectively. At December 31, 2018, non-interest-bearing demand deposits totaled 25.9% of total deposits, compared to 24.2% of total deposits at December 31, 2017.
Borrowings. FHLB advances decreased $217.8 million, or 20.9%, to $825.4 million at December 31, 2018 from $1.04 billion at December 31, 2017. The decrease in FHLB advances during 2018 was related to deposit growth and decreased Warehouse Purchase Program balances. At December 31, 2018, the Company was eligible to borrow an additional $2.18 billion from the FHLB.

The below table shows FHLB advances by maturity and weighted average rate at December 31, 2018:

	Balance	Weighted Average Rate
	(Dollars in thousands)
Less than 90 days	$820,325	2.52%
90 days to less than one year	1,988	5.48
One to three years	1,787	5.50
After three to five years	851	5.51
After five years	458	5.44
Total	825,409	2.54%
Additionally, we have seven available federal funds lines of credit with other financial institutions totaling $250.0 million and were eligible to borrow $77.2 million from the FRB discount window. In addition to FHLB advances, at December 31, 2018, we had $50.3 million in overnight repurchase agreements with depositors. Also, at December 31, 2018, subordinated debt totaled $135.0 million, which included $122.9 million of fixed-to-floating rate subordinated notes, as well as $12.1 million of trust preferred securities that were acquired through the merger with LegacyTexas Group, Inc. (reported net of purchase accounting fair value adjustments and debt issuance costs). Please see Note 12 of the Notes to Consolidated Financial Statements contained in Item 8 of this report for more information about borrowed funds.
Shareholders’ Equity. Total shareholders’ equity increased by $134.5 million, or 14.0%, to $1.09 billion at December 31, 2018, from $959.9 million at December 31, 2017.

	December 31, 2018	December 31, 2017	Dollar Change	Percent Change
	(Dollars in thousands)
Common stock	$485	$481	$4	0.8%
Additional paid-in capital	619,983	603,884	16,099	2.7
Retained earnings	491,948	370,858	121,090	32.7
Accumulated other comprehensive income (loss), net	(6,658)	(3,429)	(3,229)	94.2
Unearned ESOP shares	(11,391)	(11,920)	529	(4.4)
Total shareholders’ equity	$1,094,367	$959,874	$134,493	14.0%
The increase in shareholders’ equity at December 31, 2018, compared to December 31, 2017, was primarily due to net income of $154.2 million recognized during the year ended December 31, 2018, which was partially offset by the payment of quarterly dividends totaling $0.70 per common share, or $33.8 million, during the year ended December 31, 2018.

Comparison of Results of Operation for the Years Ended December 31, 2018, 2017, and 2016
General. Net income for the year ended December 31, 2018 was $154.2 million, an increase of $64.7 million, or 72.3%, from net income of $89.5 million for the year ended December 31, 2017. Net income for both the 2018 and 2017 periods was impacted by one-time tax adjustments related to the December 22, 2017 enactment of the TCJA. The 2018 period was positively impacted by a $15.3 million tax benefit related to tax rate changes and the favorable outcome of the Company’s change in its tax method of accounting for its Internal Revenue Code Section (“IRC”) 475 loans and securities, while the 2017 period was negatively impacted by $13.5 million in tax expense related to an adjustment to the Company’s deferred tax asset. Excluding these adjustments, net income for the year ended December 31, 2018 increased $35.9 million from the year ended December 31, 2017. In addition, a $21.1 million increase in net interest income, a $5.7 million increase in non-interest income, and a $3.7 million decrease in the provision for credit losses from the year ended December 31, 2017, was partially offset by a $10.8 million increase in non-interest expense.
Basic earnings per share for the year ended December 31, 2018 was $3.27, an increase of $1.36 from $1.91 for the year ended December 31, 2017. Diluted earnings per share for the year ended December 31, 2018 was $3.23, an increase of $1.34 from $1.89 for the year ended December 31, 2017. The effects of the TCJA discussed above resulted in a $0.33 increase in basic earnings per share in 2018, and a $0.29 decrease in 2017.
Net income for the year ended December 31, 2017 was $89.5 million, a decrease of $8.3 million, or 8.5%, from net income of $97.8 million for the year ended December 31, 2016. Net income for the 2017 period was affected by the above-mentioned $13.5 million income tax adjustment to the Company’s deferred tax asset related to the December 22, 2017 enactment of the TCJA. Excluding this adjustment, net income for the year ended December 31, 2017 increased $5.2 million from the year ended December 31, 2016. A $29.2 million increase in net interest income from the year ended December 31, 2016, was partially offset by an $8.3 million decrease in non-interest income, a $12.6 million increase in the provision for credit losses and a $4.0 million increase in non-interest expense.
Interest Income. Interest income increased $48.1 million, or 13.1%, to $415.0 million for the year ended December 31, 2018, from $366.9 million for the year ended December 31, 2017. Interest income increased $49.5 million, or 15.6%, to $366.9 million for the year ended December 31, 2017, from $317.4 million for the year ended December 31, 2016.

	Years Ended December 31,			Change
	2018	2017	2016	2018 versus 2017		2017 versus 2016
(Dollars in thousands)				Dollar	Percent	Dollar	Percent
Interest and dividend income
Loans, including fees	$392,499	$347,438	$301,542	$45,061	13.0%	$45,896	15.2%
Securities	15,285	13,707	12,306	1,578	11.5	1,401	11.4
Interest-bearing deposits in other financial institutions	4,941	4,009	1,878	932	23.2	2,131	113.5
FHLB and FRB stock and other	2,257	1,703	1,626	554	32.5	77	4.7
	$414,982	$366,857	$317,352	$48,125	13.1%	$49,505	15.6%

The $48.1 million increase in interest income for the year ended December 31, 2018 compared to the 2017 period was primarily due to a $45.1 million, or 13.0%, increase in interest income on loans, which was driven by increased volume in the commercial and industrial, commercial real estate, and consumer real estate loan portfolios, as well as higher yields earned on all loan portfolios. The average balance of commercial and industrial loans increased $158.4 million from the year ended December 31, 2017, while the average yield earned on this portfolio increased 67 basis points, resulting in a $21.3 million increase in interest income. The average yield earned on the commercial and industrial portfolio for the year ended December 31, 2018 was positively impacted by four increases in the Fed Funds rate, totaling 100 basis points since December 31, 2017, as well as the resolution of multiple non-performing relationships over the past year. The average balance of commercial real estate loans increased $162.2 million from the year ended December 31, 2017, resulting in a $10.3 million increase in interest income. The average balance of consumer real estate loans increased $128.9 million from the year ended December 31, 2017, increasing interest income $7.5 million. The average balance of Warehouse Purchase Program loans decreased $61.1 million compared to the year ended December 31, 2017, which was offset by a 79 basis point increase in the average yield, resulting in a $5.6 million increase in interest income.

The $49.5 million increase in interest income for the year ended December 31, 2017 compared to the 2016 period was primarily due to a $45.9 million, or 15.2%, increase in interest income on loans, which was driven by increased volume in commercial real estate, commercial and industrial and consumer real estate loans. The average balance of commercial real estate loans increased by $399.8 million, resulting in a $19.3 million increase in interest income. The average balance of commercial and industrial loans increased $184.5 million and, when combined with the impact of the complete amortization of a $4.7 million discount on a purchased energy loan that occurred during the 2017 period, resulted in a $17.1 million increase in interest income. The average balance of consumer real estate loans increased by $135.3 million, increasing interest income $4.7 million. These increases in interest income were partially offset by a $749,000 decline in interest income recorded on other consumer loans, the average balance of which declined $12.7 million compared to the 2016 period. Interest income on Warehouse Purchase Program loans increased $5.7 million compared to the 2016 period due to a 53 basis point increase in the average yield earned for the year ended December 31, 2017, compared to the same period last year, as well as a $5.8 million increase in the average balance. The average yield earned on total net loans for the year ended December 31, 2017 was 4.83%, up 18 basis points from 4.65% for the year ended December 31, 2016.
Interest Expense. Interest expense increased $27.0 million, or 48.8%, to $82.5 million for the year ended December 31, 2018, from $55.4 million for the year ended December 31, 2017. Interest expense increased $20.3 million, or 58.0%, to $55.4 million for the year ended December 31, 2017, from $35.1 million for the year ended December 31, 2016.

	Years Ended December 31,			Change
	2018	2017	2016	2018 versus 2017		2017 versus 2016
(Dollars in thousands)				Dollar	Percent	Dollar	Percent
Interest expense
Deposits	$57,475	$36,694	$21,034	$20,781	56.6%	$15,660	74.5%
FHLB advances	16,009	9,650	7,167	6,359	65.9	2,483	34.6
Repurchase agreement and other borrowings	8,990	9,082	6,882	(92)	(1.0)	2,200	32.0
	$82,474	$55,426	$35,083	$27,048	48.8%	$20,343	58.0%

The increase in interest expense for the year ended December 31, 2018 compared to the 2017 period was primarily due to an increase in interest expense on deposits, which was driven by increased rates paid on all deposit categories during the year ended December 31, 2018 compared to the same period in 2017, which included a 68 basis point increase in the average rate paid on time deposits, a 26 basis point increase in the average rate paid on savings and money market deposits, and a 14 basis point increase in the average rate paid on interest-bearing demand deposits. Additionally, the average balance of time deposits increased $253.4 million from the year ended December 31, 2017. Interest expense on borrowings for the year ended December 31, 2018 increased $6.3 million compared to the year ended December 31, 2017, due to an 85 basis point increase in the average rate paid on borrowings, despite a $116.7 million decline in the average balance.

The increase in interest expense for the year ended December 31, 2017 compared to the 2016 period was primarily due to an increase in interest expense on deposits, which was driven by increased rates paid on all deposit categories during the year ended December 31, 2017 compared to 2016, which included a 30 basis point increase in the average rate paid on savings and money market deposits and a 28 basis point increase in the average rate paid on time deposits. Additionally, volume in all deposit categories increased during the year ended December 31, 2017, compared to the 2016 period, which included a $412.0 million increase in the average balance of savings and money market deposits and a $110.1 million increase in the average balance of time deposits. Interest expense on borrowings for the year ended December 31, 2017 increased $4.7 million compared to the 2016 period, due to a 62 basis point increase in the average rate paid on borrowings.
Net Interest Income. Net interest income increased $21.1 million, or 6.8%, to $332.5 million for the year ended December 31, 2018 from $311.4 million for the year ended December 31, 2017. The net interest margin increased by ten basis points to 3.91% for the year ended December 31, 2018 from 3.81% for the 2017 period. The net interest rate spread decreased by five basis points to 3.53% for the year ended December 31, 2018 from 3.58% for the 2017 period. The average yield on earning assets for the year ended December 31, 2018 was 4.89%, a 40 basis point increase from the year ended December 31, 2017, while the average cost of interest-bearing liabilities for the year ended December 31, 2018 was 1.36%, up 45 basis points from the year ended December 31, 2017.

Net interest income increased $29.2 million, or 10.3%, to $311.4 million for the year ended December 31, 2017 from $282.3 million for the year ended December 31, 2016. The net interest margin increased two basis points to 3.81% for the year ended December 31, 2017 from 3.79% for the 2016 period. The net interest rate spread decreased by seven basis points to 3.58% for the year ended December 31, 2017 from 3.65% for the 2016 period. The average yield on earning assets for the year ended December 31, 2017 was 4.49%, a 23 basis point increase from the year ended December 31, 2016, while the average cost of interest-bearing liabilities for the year ended December 31, 2017 was 0.91%, up 30 basis points from the year ended December 31, 2016.
Provision for Credit Losses. The provision for credit losses was $35.8 million for the year ended December 31, 2018, a decrease of $3.7 million from $39.5 million for the year ended December 31, 2017. The decrease in the provision for credit losses compared to the 2017 period was primarily related to an improvement in credit quality over the past year, as non-performing loans have decreased $72.0 million from December 31, 2017. Additionally, our allowance for loan losses to non-performing loans was 300.74% at December 31, 2018 compared to 75.53% at December 31, 2017. For more information about the Company’s allowance for loan losses, please see “Management’s Discussion and Analysis - Comparison of Financial Condition at December 31, 2018 and December 31, 2017 - Allowance for Loan Losses” contained in Item 7 of this report.
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
Non-interest Income. Non-interest income increased $5.7 million, or 13.0%, to $49.2 million for the year ended December 31, 2018, from $43.6 million for the year ended December 31, 2017. Non-interest income decreased $8.3 million, or 16.1%, to $43.6 million for the year ended December 31, 2017, from $51.9 million for the year ended December 31, 2016.

	Years Ended December 31,			Change
	2018	2017	2016	2018 versus 2017		2017 versus 2016
(Dollars in thousands)				Dollar	Percent	Dollar	Percent
Non-interest income
Service charges and other fees	$35,320	$35,742	$36,690	$(422)	(1.2)%	$(948)	(2.6)%
Net gain on sale of mortgage loans held for sale	6,573	7,322	8,225	(749)	(10.2)	(903)	(11.0)
Bank-owned life insurance income	1,890	1,727	1,744	163	9.4	(17)	(1.0)
Net gain (loss) on securities transactions	(138)	(39)	56	(99)	253.8	(95)	N/M1
Gain (loss) on sale and disposition of assets	2,981	(1,572)	3,356	4,553	N/M1	(4,928)	N/M1
Other	2,615	402	1,860	2,213	550.5	(1,458)	(78.4)
	$49,241	$43,582	$51,931	$5,659	13.0%	$(8,349)	(16.1)%
1 N/M - not meaningful
The increase in non-interest income for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to a $4.6 million increase in gain (loss) on sale and disposition of assets and a $2.2 million increase in other non-interest income. Gain (loss) on sale and disposition of assets for the year ended December 31, 2018 included $2.3 million in proceeds resulting from an insurance settlement related to a misappropriation of approximately $2.5 million in vault cash from one of the former LegacyTexas Bank branches acquired in 2015, as well as $1.2 million in net gains recorded on the sale of foreclosed properties, which was partially offset by $631,000 in losses recorded on the disposition of two leased branch locations closed in 2018. Comparatively, gain (loss) on sale and disposition of assets for the year ended December 31, 2017 included a $3.9 million write-down on a foreclosed property, which was partially offset by $1.7 million in gains recorded on the sale of one branch location and one parcel of land. Other non-interest income for the year ended December 31, 2018 included a $2.0 million net increase in the value of investments in community development-oriented private equity funds used for Community Reinvestment Act purposes (the “CRA Funds”), compared to an $85,000 net increase in the CRA Funds for the year ended December 31, 2017. Additionally, other non-interest income for the 2018 period included a $402,000 yield maintenance fee on a bond pre-payment.

Service charges and other fees decreased $422,000 compared to the year ended December 31, 2017, which included decreases in title premiums, Warehouse Purchase Program fee income, and brokerage income after the Company discontinued its brokerage services in the third quarter of 2017. These decreases in service charges and other fees were partially offset by an increase in commercial loan fee income (consisting of syndication, arrangement, non-usage and pre-payment fees), debit card interchange income and commercial account analysis fee income compared to the year ended December 31, 2017.
Net gains on the sale of mortgage loans held for sale during the year ended December 31, 2018 decreased $749,000 compared to the year ended December 31, 2017, which included gains recognized on $195.0 million of one- to four-family mortgage loans that were sold or committed for sale and fair value changes on mortgage derivatives and mortgage fees collected during the 2017 period, compared to $187.4 million for the year ended December 31, 2018.
The decrease in non-interest income for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to a $4.9 million decrease in gain (loss) on sale and disposition of assets, which included a $3.9 million write-down on a foreclosed property in the 2017 period. This write-down was partially offset by $1.7 million in gains recorded in the 2017 period on the sale of one branch location and one parcel of land. Comparatively, gain (loss) on sale and disposition of assets for the year ended December 31, 2016 included gains totaling $5.1 million recorded on the sale of two buildings and the Company’s insurance subsidiary operations; this $5.1 million in gains was partially offset by a $1.5 million loss recorded in 2016 on the sale of the Company’s Federal Housing Administration (“FHA”) loan portfolio and a $407,000 loss on the sale of a foreclosed property. Other non-interest income declined by $1.5 million for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to $1.3 million in income recorded from insurance activities in 2016, which was not repeated in the 2017 period due to the above-mentioned sale of the Company’s insurance subsidiary operations. Service charges and other fees decreased by $948,000 for the year ended December 31, 2017 compared to December 31, 2016 due to a $591,000 decrease in title premiums, a $522,000 decrease in commercial loan fee income (consisting of syndication, arrangement, non-usage and pre-payment fees), a $363,000 decrease in insufficient funds fees, and a $328,000 decrease in brokerage income after the Company discontinued its brokerage services in 2017. These decreases in service charges and other fees compared to the 2016 period were partially offset by a $768,000 increase in Warehouse Purchase Program fee income due to increased volume in that loan portfolio during 2017.
Non-interest Expense. Non-interest expense increased $10.8 million, or 6.7%, to $171.1 million for the year ended December 31, 2018, from $160.3 million for the year ended December 31, 2017. Non-interest expense increased $4.0 million, or 2.5%, to $160.3 million for the year ended December 31, 2017, from $156.4 million for the year ended December 31, 2016.

	Years Ended December 31,			Change
	2018	2017	2016	2018 versus 2017		2017 versus 2016
(Dollars in thousands)				Dollar	Percent	Dollar	Percent
Non-interest expense
Salaries and employee benefits	$100,170	$95,136	$92,568	$5,034	5.3%	$2,568	2.8%
Advertising	4,371	4,378	3,861	(7)	(0.2)	517	13.4
Occupancy and equipment	15,643	14,385	15,007	1,258	8.7	(622)	(4.1)
Outside professional services	5,804	4,889	3,872	915	18.7	1,017	26.3
Regulatory assessments	3,521	4,479	4,948	(958)	(21.4)	(469)	(9.5)
Data processing	21,378	16,796	14,974	4,582	27.3	1,822	12.2
Office operations	9,005	9,238	9,901	(233)	(2.5)	(663)	(6.7)
Other	11,238	11,043	11,246	195	1.8	(203)	(1.8)
	$171,130	$160,344	$156,377	$10,786	6.7%	$3,967	2.5%

The increase in non-interest expense for the year ended December 31, 2018 compared to the year ended December 31, 2017 included a $5.0 million increase in salaries and employee benefits expense, which was driven by an increase in performance incentive accruals based on decreased non-performing assets, lower deferred salary costs related to loan originations that will be accounted for over the lives of the related loans, merit increases awarded in the 2018 period, and increased severance costs. These increases in salaries and employee benefits expense were partially offset by lower share-based compensation expense in the 2018 period related to fluctuations in the Company’s share price, as well as a decrease in health care costs and lower commissions related to lower mortgage loan production recorded during the year ended December 31, 2018. Also, in connection with the enactment of the TCJA, in 2018, the Company awarded all full-time employees whose salary was under $100,000 a $1,000 bonus, which resulted in $679,000 of additional salary expense, and increased the Company’s minimum wage to $15 from $11 per hour for all non-commission-based employees. Data processing expense increased by $4.6 million compared to the year ended December 31, 2017, as the Company has outsourced certain segments of its data processing operations and invested in system upgrades. Occupancy and equipment expense increased by $1.3 million during the year ended December 31, 2018 due to an early termination fee collected from a tenant in the 2017 period, which in turn terminated future rental income from this tenant. Outside professional services expense increased by $915,000 compared to the year ended December 31, 2017, primarily related to higher consulting costs recorded in the 2018 period, which included $256,000 in expenses related to the $15.3 million one-time tax benefit recorded in the fourth quarter of 2018 stemming from the December 2017 enactment of the TCJA, as well as higher audit-related costs recorded in the 2018 period related to the implementation of new software and accounting standards. These increased non-interest expenses compared to the year ended December 31, 2017 were partially offset by a $1.0 million reduction in regulatory assessment expense due to a lower FDIC assessment rate in the 2018 period, which was related to the decline in non-performing loans, a metric that impacts our assessment rate.

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

Income Tax Expense. For the year ended December 31, 2018, we recognized income tax expense of $20.6 million on our pre-tax income, which was an effective tax rate of 11.8%, compared to income tax expense of $65.7 million for the year ended December 31, 2017, which was an effective tax rate of 42.3%. The decrease in the effective tax rate was due to the TCJA, which was enacted on December 22, 2017, making key changes to the U.S. tax law, including the reduction of the U.S. federal corporate tax rate from 35% to 21%. As ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted, the Company remeasured its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is 21%. As a result of the Act, the Company initially recorded a remeasurement of our deferred tax asset of $13.5 million in the fourth quarter of 2017. Additionally, during the fourth quarter of 2017, the Company filed an advance consent application for change in accounting method with the Internal Revenue Service (the “IRS”) to change the Company’s tax method of accounting for its IRC Section 475 loans and securities for which it received affirmative consent from the IRS in the third quarter of 2018.
In accordance with Staff Accounting Bulletin (“SAB”) 118, a company may adjust its initial assumptions and judgments, not to exceed one year from enactment, upon obtaining, preparing or analyzing additional information about facts and circumstances that existed as of the enactment date that, if known, would have affected the income tax effects initially reported as provisional amounts. The 2018 adjustment to our deferred tax asset account for the tax rate changes and favorable outcome of the Company’s change in tax method of accounting for its IRC Section 475 loans and securities resulted in a $15.3 million tax benefit.
For the year ended December 31, 2017, we recognized income tax expense of $65.7 million on our pre-tax income, which was an effective tax rate of 42.3%, compared to income tax expense of $53.1 million for the year ended December 31, 2016, which was an effective tax rate of 35.2%. The increase in the effective tax rate was primarily due to the above-mentioned $13.5 million income tax expense adjustment to the Company's deferred tax asset related to the Act. Also impacting the Company's effective tax rate for the 2017 period was the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, in the 2017 period, which changed the tax effect of the difference between the amount of share-based compensation cost recognized for financial reporting purposes and the amount deducted on the Company’s tax return for share-based payment awards. For more information about the Company’s income taxes, please see Note 15 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

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

	Years Ended December 31,
	2018			2017			2016
	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$3,010,718	$154,438	5.13%	$2,848,548	$144,117	5.06%	$2,448,730	$124,857	5.10%
Warehouse Purchase Program	1,000,607	45,618	4.56	1,061,704	39,976	3.77	1,055,948	34,247	3.24
Commercial and industrial	2,005,557	114,279	5.70	1,847,188	92,938	5.03	1,662,694	75,815	4.56
Construction and land	268,992	14,676	5.46	284,227	14,559	5.12	282,087	14,819	5.25
Consumer real estate	1,279,462	59,817	4.68	1,150,583	52,337	4.55	1,015,324	47,615	4.69
Other consumer	44,434	2,550	5.74	48,887	2,736	5.60	61,548	3,485	5.66
Loans held for sale	25,203	1,121	4.45	19,792	775	3.92	19,991	704	3.52
Less: deferred fees and allowance for loan loss	(60,543)	—	—	(67,592)	—	—	(54,593)	—	—
Loans receivable [1]	7,574,430	392,499	5.18	7,193,337	347,438	4.83	6,491,729	301,542	4.65
Agency mortgage-backed securities	254,648	5,754	2.26	312,276	6,617	2.12	344,119	6,996	2.03
Agency collateralized mortgage obligations	256,294	6,859	2.68	174,252	4,072	2.34	91,161	2,072	2.27
Investment securities	95,194	2,672	2.81	107,810	3,018	2.80	128,071	3,238	2.53
FHLB and FRB stock and other restricted securities	59,488	2,257	3.79	49,922	1,703	3.41	56,922	1,626	2.86
Interest-earning deposit accounts	253,220	4,941	1.95	331,258	4,009	1.21	339,325	1,878	0.55
Total interest-earning assets	8,493,274	414,982	4.89	8,168,855	366,857	4.49	7,451,327	317,352	4.26
Non-interest-earning assets	431,988			438,626			430,554
Total assets	$8,925,262			$8,607,481			$7,881,881
Interest-bearing liabilities:
Interest-bearing demand	$864,870	6,616	0.76	$876,518	5,475	0.62	$805,059	3,974	0.49
Savings and money market	2,627,272	22,786	0.87	2,782,336	16,845	0.61	2,370,366	7,288	0.31
Time	1,614,158	28,073	1.74	1,360,731	14,374	1.06	1,250,667	9,772	0.78
Borrowings	975,820	24,999	2.56	1,092,547	18,732	1.71	1,287,342	14,049	1.09
Total interest-bearing liabilities	6,082,120	82,474	1.36	6,112,132	55,426	0.91	5,713,434	35,083	0.61
Non-interest-bearing demand	1,701,107			1,451,258			1,240,712
Non-interest-bearing liabilities	128,735			114,188			78,947
Total liabilities	7,911,962			7,677,578			7,033,093
Total shareholders’ equity	1,013,300			929,903			848,788
Total liabilities and shareholders’ equity	$8,925,262			$8,607,481			$7,881,881
Net interest income and margin		$332,508	3.91%		$311,431	3.81%		$282,269	3.79%
Net interest income and margin (tax-equivalent basis) [2]		$333,038	3.92%		$312,448	3.82%		$283,338	3.80%
Net interest rate spread			3.53%			3.58%			3.65%
Net earning assets	$2,411,154			$2,056,723			$1,737,893
Average interest-earning assets to average interest-bearing liabilities	139.64%			133.65%			130.42%

[1]	Calculated net of deferred fees and costs, loan discounts, loans in process and allowance for loan losses.

[2]
In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment (a non-GAAP measure) has been computed using a federal income tax rate of 21% for 2018 and 35% for 2017 and 2016. Tax-exempt investments and loans had an average balance of $88.3 million, $100.5 million and $106.0 million for the years ended December 31, 2018, 2017, and 2016, respectively.

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

	Years Ended December 31,
	2018 versus 2017			2017 versus 2016
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$8,296	$2,025	$10,321	$20,235	$(975)	$19,260
Warehouse Purchase Program	(2,404)	8,046	5,642	188	5,541	5,729
Commercial and industrial	8,383	12,958	21,341	8,863	8,260	17,123
Construction and land	(803)	920	117	112	(372)	(260)
Consumer real estate	5,993	1,487	7,480	6,188	(1,466)	4,722
Other consumer	(254)	68	(186)	(709)	(40)	(749)
Loans held for sale	231	115	346	(7)	78	71
Loans receivable	19,442	25,619	45,061	34,870	11,026	45,896
Agency mortgage-backed securities	(1,281)	418	(863)	(666)	287	(379)
Agency collateralized mortgage obligations	2,130	657	2,787	1,940	60	2,000
Investment securities	(354)	8	(346)	(545)	325	(220)
FHLB and FRB stock and other restricted securities	349	205	554	(215)	292	77
Interest-earning deposit accounts	(1,105)	2,037	932	(46)	2,177	2,131
Total interest-earning assets	19,181	28,944	48,125	35,338	14,167	49,505
Interest-bearing liabilities:
Interest-bearing demand	(74)	1,215	1,141	376	1,125	1,501
Savings and money market	(985)	6,926	5,941	1,453	8,104	9,557
Time	3,064	10,635	13,699	921	3,681	4,602
Borrowings	(2,177)	8,444	6,267	(2,380)	7,063	4,683
Total interest-bearing liabilities	(172)	27,220	27,048	370	19,973	20,343
Net interest income	$19,353	$1,724	$21,077	$34,968	$(5,806)	$29,162

Liquidity
Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. We rely on a number of different sources in order to meet our potential liquidity demands. The primary sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio.
In addition to the primary sources of funds, management has several secondary sources available to meet potential funding requirements. At December 31, 2018, we had an additional borrowing capacity of $2.18 billion with the FHLB. Also, at December 31, 2018, we had $250.0 million in federal funds lines of credit available with other financial institutions. We may also use the discount window at the FRB as a source of short-term funding. FRB borrowing capacity varies based upon securities pledged to the discount window line. At December 31, 2018, securities pledged had a collateral value of $77.2 million.
At December 31, 2018, we had classified 76.4% of our securities portfolio as available for sale (including pledged securities), providing an additional source of liquidity. Management believes that because active markets exist and our securities portfolio is of high quality, our available for sale securities are marketable. Selling participations in loans we originate, including portions of commercial real estate loans, creates another source of liquidity and allows us to manage borrower concentration risk, as well as interest rate risk.
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
The Liquidity Committee monitors liquidity positions and projections. Liquidity contingency planning is part of the Committee’s process by focusing on possible scenarios that would stress liquidity beyond the Bank’s normal business liquidity needs. These scenarios may include macro-economic and bank specific situations focusing on high probability-high impact, high probability-low impact, low probability-high impact, and low probability-low impact stress events.
Management recognizes that the factors and conditions leading up to and occurring during a liquidity stress event cannot be precisely defined or listed. Nevertheless, management believes that liquidity stress events can be categorized into sources and uses of liquidity, and levels of severity, with responses that apply to various situations.
The Company, which is a separate legal entity from the Bank and must provide for its own liquidity, had liquid assets of $25.8 million on an unconsolidated basis at December 31, 2018. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders, funds paid out for Company stock repurchases, and payments on trust-preferred securities and subordinated debt held at the Company level. The Company has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. See “How We Are Regulated - Limitations on Dividends and Other Capital Distributions” under Item 1 and Note 17 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.
The Bank uses its sources of funds primarily to meet its expenses, pay maturing deposits and fund withdrawals, and to fund loan commitments. Total approved loan commitments (including Warehouse Purchase Program commitments, unused lines of credit and letters of credit) amounted to $2.86 billion and $2.37 billion at December 31, 2018 and 2017, respectively. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Bank. Certificates of deposit scheduled to mature in one year or less at December 31, 2018 totaled $1.25 billion with a weighted average rate of 2.01%.
During the year ended December 31, 2018, cash and cash equivalents decreased by $24.3 million, or 8.3%, to $269.2 million at December 31, 2018 from $293.5 million at December 31, 2017. Operating activities provided cash of $189.9 million, which was offset by cash used in investing activities of $8.9 million and cash used in financing activities of $205.3 million. Primary sources of cash for the year ended December 31, 2018 included proceeds from pay-offs of Warehouse Purchase Program loans totaling $21.28 billion, proceeds from FHLB advances of $820.0 million and maturities, prepayments and calls of available for sale securities of $2.03 billion. Primary uses of cash for the year ended December 31, 2018 included originations of Warehouse Purchase Program loans totaling $20.92 billion, repayments on FHLB advances of $1.04 billion, net funding of loans held for investment of $346.5 million and purchases of available for sale securities of $2.09 billion.
Please see Item 1A (Risk Factors) contained in Part 1 of this Form 10-K for information regarding liquidity risk.
Off-Balance Sheet Arrangements, Contractual Obligations and Commitments
The following table presents our contractual obligations and commitments to make future payments as of December 31, 2018. Commitments to extend credit to our borrowers are shown in aggregate and by payment due dates (not including any interest amounts). In addition to the commitments below, we had overdraft protection available to the Bank’s depositors in the amount of $84.5 million and credit card guarantees outstanding in the amount of $2.0 million at December 31, 2018. See Note 18 - Commitments and Contingent Liabilities of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

	December 31, 2018
	Less than One Year	One through Three Years	Four through Five Years	After Five Years	Total
	(Dollars in thousands)
Contractual obligations:
Deposits without a stated maturity	$5,056,304	$—	$—	$—	$5,056,304
Certificates of deposit	1,252,066	501,365	31,647	333	1,785,411
FHLB advances [1]	822,313	1,787	851	458	825,409
Repurchase agreements	50,340	—	—	—	50,340
Subordinated debt [1]	—	—	—	140,464	140,464
Private equity fund for Community Reinvestment Act purposes	830	—	—	—	830
Operating leases (premises)	6,490	12,123	10,761	14,969	44,343
Total contractual obligations	$7,188,343	$515,275	$43,259	$156,224	7,903,101
Off-balance sheet loan commitments: [2]
Unused commitments to extend credit	$837,003	$666,816	$276,654	$69,878	1,850,351
Unused capacity on Warehouse Purchase Program loans [3]	967,096	—	—	—	967,096
Standby letters of credit	41,473	4,317	593	—	46,383
Total loan commitments	$1,845,572	$671,133	$277,247	$69,878	2,863,830
Total contractual obligations and loan commitments					$10,766,931

[1]
FHLB advances and subordinated debt are shown at their contractual amounts. Please see Note 12 of the Notes to Consolidated Financial Statements contained in Item 8 of this report for more information regarding adjustments to the contractual amount.

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

Capital Resources
The Bank and the Company are regulated by the TDOB and the FRB. Consistent with our goal to operate a sound and profitable organization, our policy is for the Company and its subsidiary bank to maintain “well-capitalized” status under the FRB regulations. Based on capital levels at December 31, 2018 and 2017, the Bank and the Company were considered to be well-capitalized. See “How We Are Regulated - Regulatory Capital Requirements.”

At December 31, 2018, the Bank’s equity totaled $1.18 billion. The Company’s consolidated equity totaled $1.09 billion, or 12.1% of total assets, at December 31, 2018. Warehouse Purchase Program loan volumes can increase significantly on the last day of the month, potentially leading to a significant difference between the ending and average balance of Warehouse Purchase Program loans. At December 31, 2018, Warehouse Purchase Program loans totaled $960.4 million, compared to an average balance of $864.0 million. Because the capital ratios below are calculated using ending risk-weighted assets and Warehouse Purchase Program loans are risk-weighted at 100%, the end of period increase in these balances can significantly impact the Company’s reported capital ratios.

	Actual		Required for Capital Adequacy Purposes		To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018	(Dollars in Thousands)
Total risk-based capital
Company	$1,126,019	13.48%	$668,267	8.00%	$835,334	10.00%
Bank	1,073,807	12.85	668,282	8.00	835,352	10.00
Tier 1 risk-based capital
Company	934,964	11.19	501,200	6.00	501,200	6.00
Bank	1,005,651	12.04	501,211	6.00	668,282	8.00
Common equity tier 1 risk-based capital
Company	922,850	11.05	375,900	4.50	n/a1	n/a1
Bank	1,005,651	12.04	375,908	4.50	542,979	6.50
Tier 1 leverage
Company	934,964	10.76	347,525	4.00	n/a1	n/a1
Bank	1,005,651	11.57	347,644	4.00	434,555	5.00
December 31, 2017
Total risk-based capital
Company	$991,713	11.87%	$668,142	8.00%	$835,178	10.00%
Bank	939,655	11.25	668,096	8.00	835,120	10.00
Tier 1 risk-based capital
Company	796,887	9.54	501,107	6.00	501,107	6.00
Bank	867,424	10.39	501,072	6.00	668,096	8.00
Common equity tier 1 risk-based capital
Company	784,960	9.40	375,830	4.50	n/a1	n/a1
Bank	867,424	10.39	375,804	4.50	542,828	6.50
Tier 1 leverage
Company	796,887	9.17	347,731	4.00	n/a1	n/a1
Bank	867,424	9.98	347,808	4.00	434,759	5.00
1 Not applicable
Pursuant to capital regulations adopted by the FRB and the other federal banking agencies, the Company and the Bank must maintain a capital conservation buffer consisting of additional common equity tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. The capital conservation buffer requirement became effective on January 1, 2016, when a buffer of greater than 0.625% of risk-weighted assets was required. The buffer was 1.875% of risk-weighted assets as of December 31, 2018. It increased each year until the buffer requirement was fully implemented on January 1, 2019, when the buffer must exceed 2.5% of risk-weighted assets. At December 31, 2018, the Company’s and the Bank’s common equity tier 1 capital exceeded the required capital conservation buffer.

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
As part of its efforts to monitor and manage interest rate risk, the Bank uses the economic value of equity (“EVE”) methodology adopted by the Federal Financial Institutions Examination Council (“FFEIC”) as part of its capital regulations. In essence, the EVE approach calculates the difference between the present value of expected cash flows from assets and liabilities. In addition to monitoring selected measures of EVE, management also calculates and monitors potential effects on net interest income resulting from increases or decreases in market interest rates. This approach uses the earnings at risk (“EAR”) methodology adopted by the Joint Agency Policy Statement on Interest Rate Risk as part of its capital regulations. EAR calculates estimated net interest income using a flat balance sheet approach over a twelve month time horizon. The EAR process is used in conjunction with EVE measures to identify interest rate risk on both a global and account level basis. Management and the Board of Directors review EVE and EAR measurements at least quarterly to review historical trends, projected measurements, and to determine whether the Bank’s interest rate exposure is within the limits established by the Board of Directors.
The Bank’s asset/liability management strategy sets acceptable limits for the percentage change in EVE and EAR given changes in interest rates. For an instantaneous, parallel, and sustained interest rate increase or decrease of 100 and 200 basis points, the Bank’s policy indicates that EVE should not decrease by more than 5% and 10%, respectively.  For increases of 300 and 400 basis points, EVE should not decrease by more than 12.5% and 15%, respectively.  For an instantaneous, parallel, and sustained interest rate increase or decrease of 100 and 200 basis points, the Bank’s policy indicates that EAR should not decrease by more than 7% and 10%, respectively.  For increases of 300 and 400 basis points, EAR should not decrease by more than 13%, and 15%, respectively.
As illustrated in the tables below, the Bank was within policy limits for all scenarios tested. The tables presented below, as of December 31, 2018, and 2017, are internal analyses of our interest rate risk as measured by changes in EVE and EAR for instantaneous, parallel, and sustained shifts for all market rates and yield curves, in 100 basis point increments, up 400 basis points and down 100 basis points. The table for the 2018 period also includes the change in EVE and EAR in a down 200 basis point scenario.
As illustrated in the tables below, our EVE would be negatively impacted by a parallel, instantaneous, and sustained increase in market rates. Such an increase in rates would negatively impact EVE as a result of the duration of assets, including loans and investments, being longer than the duration of liabilities, primarily deposit accounts and FHLB borrowings. As illustrated in the table below at December 31, 2018, our EAR would be positively impacted by a parallel, instantaneous, and sustained increase in market rates of 100, 200, 300, or 400 basis points.

Change in Interest Rates in Basis Points	Economic Value of Equity				Earnings at Risk (12 months)
	Estimated EVE	Estimated Increase / (Decrease) in EVE		EVE Ratio %	Estimated Net Interest Income	Increase / (Decrease) in Estimated Net Interest Income
	$ Amount	$ Change	% Change		$ Amount	$ Change	% Change
December 31, 2018	(Dollars in thousands)
400	1,380,258	(126,105)	(8.37)	16.69	383,142	22,618	6.27
300	1,413,122	(93,241)	(6.19)	16.80	377,525	17,001	4.72
200	1,450,175	(56,188)	(3.73)	16.94	372,140	11,616	3.22
100	1,483,983	(22,380)	(1.49)	17.03	366,596	6,072	1.68
—	1,506,363	—	—	17.00	360,524	—	—
(100)	1,450,810	(55,553)	(3.69)	16.13	347,307	(13,217)	(3.67)
(200)	1,380,606	(125,757)	(8.35)	15.13	329,235	(31,289)	(8.68)
December 31, 2017
400	1,250,757	(125,669)	(9.13)	14.89	358,384	15,210	4.43
300	1,289,760	(86,666)	(6.30)	15.09	355,186	12,012	3.50
200	1,322,187	(54,239)	(3.94)	15.21	351,794	8,620	2.51
100	1,348,578	(27,848)	(2.02)	15.26	348,173	4,999	1.46
—	1,376,426	—	—	15.34	343,174	—	—
(100)	1,315,702	(60,724)	(4.41)	14.45	334,954	(8,220)	(2.40)

The Bank’s EVE was $1.51 billion, or 17.00%, of the market value of portfolio assets as of December 31, 2018, a $129.9 million increase from $1.38 billion, or 15.34%, of the market value of portfolio assets as of December 31, 2017. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $56.2 million decrease in our EVE at December 31, 2018, compared to a $54.2 million decrease at December 31, 2017, and would result in a six basis point decrease in our EVE ratio to 16.94% at December 31, 2018, compared to a 13 basis point decrease to 15.21% at December 31, 2017. An immediate 100 basis point decrease in market interest rates would result in a $55.6 million decrease in our EVE at December 31, 2018, compared to a $60.7 million decrease at December 31, 2017, and would result in an 87 basis point decrease in our EVE ratio to 16.13% at December 31, 2018, compared to an 89 basis point decrease in our EVE ratio to 14.45% at December 31, 2017.
The Bank’s projected EAR for the twelve months ending December 31, 2019 was measured at $360.5 million, compared to $343.2 million for the twelve months ended December 31, 2018. Based on the assumptions utilized, an immediate 200 basis point increase in market rates would result in an $11.6 million, or 3.22%, increase in net interest income for the twelve months ending December 31, 2019, compared to an $8.6 million, or 2.51%, increase for the twelve months ended December 31, 2018. An immediate 100 basis point decrease in market rates would result in a $13.2 million decrease in net interest income for the twelve months ending December 31, 2019, compared to an $8.2 million decrease for the twelve months ended December 31, 2018.
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
December 31, 2018, 2017, and 2016

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of LegacyTexas Financial Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LegacyTexas Financial Group, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 7, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether these consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of these consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in these consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of these consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2009.
Dallas, Texas
February 7, 2019

CONSOLIDATED BALANCE SHEETS
Years ended December 31,
(Dollar amounts in thousands, except share and per share data)

	2018	2017
ASSETS
Cash and due from financial institutions	$60,416	$61,713
Short-term interest-bearing deposits in other financial institutions	208,777	231,743
Total cash and cash equivalents	269,193	293,456
Securities available for sale, at fair value	471,746	419,717
Securities held to maturity (fair value: $144,791 and $ 174,926 at December 31, 2018 and 2017, respectively)	146,046	173,509
Loans held for sale, at fair value	23,193	16,707
Loans held for investment:
Loans held for investment (net of allowance for loan losses of $67,428 and $71,301 at December 31, 2018 and 2017, respectively)	6,733,692	6,418,271
Loans held for investment - Warehouse Purchase Program	960,404	1,320,846
Total loans held for investment	7,694,096	7,739,117
Federal Home Loan Bank (“FHLB”) stock and other restricted securities, at cost	56,226	64,790
Bank-owned life insurance	59,036	57,684
Premises and equipment, net	73,073	69,693
Goodwill	178,559	178,559
Other assets	79,974	72,964
Total assets	$9,051,142	$9,086,196
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand	$1,773,762	$1,635,622
Interest-bearing demand	826,755	1,029,375
Savings and money market	2,455,787	2,735,296
Time	1,785,411	1,367,390
Total deposits	6,841,715	6,767,683
FHLB advances	825,409	1,043,163
Repurchase agreements	50,340	84,676
Subordinated debt	135,012	134,522
Accrued expenses and other liabilities	104,299	96,278
Total liabilities	7,956,775	8,126,322
Commitments and contingent liabilities (See Note 18)
Shareholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized; 0 shares issued at December 31, 2018 and 2017	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; 48,505,261 and 48,117,390 shares issued at December 31, 2018 and 2017, respectively	485	481
Additional paid-in capital	619,983	603,884
Retained earnings	491,948	370,858
Accumulated other comprehensive income (loss), net	(6,658)	(3,429)
Unearned Employee Stock Ownership Plan (ESOP) shares; 1,139,140 and 1,192,093 shares at December 31, 2018 and 2017, respectively	(11,391)	(11,920)
Total shareholders’ equity	1,094,367	959,874
Total liabilities and shareholders’ equity	$9,051,142	$9,086,196

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31,
(Dollar amounts in thousands, except per share data)

	2018	2017	2016
Interest and dividend income
Loans, including fees	$392,499	$347,438	$301,542
Taxable securities	12,760	10,800	9,254
Nontaxable securities	2,525	2,907	3,052
Interest-bearing deposits in other financial institutions	4,941	4,009	1,878
FHLB and FRB stock and other	2,257	1,703	1,626
	414,982	366,857	317,352
Interest expense
Deposits	57,475	36,694	21,034
FHLB advances	16,009	9,650	7,167
Repurchase agreements and other borrowings	8,990	9,082	6,882
	82,474	55,426	35,083
Net interest income	332,508	311,431	282,269
Provision for credit losses	35,797	39,456	26,900
Net interest income after provision for credit losses	296,711	271,975	255,369
Non-interest income
Service charges and other fees	35,320	35,742	36,690
Net gain on sale of mortgage loans held for sale	6,573	7,322	8,225
Bank-owned life insurance income	1,890	1,727	1,744
Net gain (loss) on securities transactions	(138)	(39)	56
Gain (loss) on sale and disposition of assets	2,981	(1,572)	3,356
Other	2,615	402	1,860
	49,241	43,582	51,931
Non-interest expense
Salaries and employee benefits	100,170	95,136	92,568
Advertising	4,371	4,378	3,861
Occupancy and equipment	15,643	14,385	15,007
Outside professional services	5,804	4,889	3,872
Regulatory assessments	3,521	4,479	4,948
Data processing	21,378	16,796	14,974
Office operations	9,005	9,238	9,901
Other	11,238	11,043	11,246
	171,130	160,344	156,377
Income before income tax expense	174,822	155,213	150,923
Income tax expense	20,633	65,719	53,102
Net income	$154,189	$89,494	$97,821

Earnings per share:
Basic	$3.27	$1.91	$2.11
Diluted	$3.23	$1.89	$2.09
Dividends declared per share	$0.70	$0.61	$0.58
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31,
(Dollar amounts in thousands)

	2018	2017	2016
Net income	$154,189	$89,494	$97,821
Change in unrealized gains (losses) on securities available for sale	(3,285)	(1,144)	(3,917)
Reclassification of amount realized through securities transactions	138	39	(56)
Tax effect	659	389	1,393
Reclassification of income tax effects of the Tax Cuts and Jobs Act (see Note 15 for more information)	(741)	—	—
Other comprehensive income (loss), net of tax	(3,229)	(716)	(2,580)
Comprehensive income	$150,960	$88,778	$95,241

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31,
(Dollar amounts in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at December 31, 2015	$476	$576,753	$240,496	$(133)	$(13,516)	$804,076
Net income	—	—	97,821	—	—	97,821
Other comprehensive income (loss), net of tax	—	—	—	(2,580)	—	(2,580)
Dividends declared, ($0.58 per share)	—	—	(27,676)	—	—	(27,676)
ESOP shares earned, (120,411 shares)	—	2,889	—	—	1,066	3,955
Share-based compensation expense	—	6,014	—	—	—	6,014
Activity in employee stock plans, (230,372 shares)	3	3,752	—	—	—	3,755
Balance at December 31, 2016	479	589,408	310,641	(2,713)	(12,450)	885,365
Net income	—	—	89,494	—	—	89,494
Other comprehensive income (loss), net of tax	—	—	—	(716)	—	(716)
Dividends declared, ($0.61 per share)	—	—	(29,277)	—	—	(29,277)
ESOP shares earned, (52,953 shares)	—	2,304	—	—	530	2,834
Share-based compensation expense	—	7,462	—	—	—	7,462
Activity in employee stock plans, (241,192 shares)	2	4,710	—	—	—	4,712
Balance at December 31, 2017	481	603,884	370,858	(3,429)	(11,920)	959,874
Net income	—	—	154,189	—	—	154,189
Other comprehensive income (loss), net of tax	—	—	—	(3,229)	—	(3,229)
Reclassification of income tax effects of the Tax Cuts and Jobs Act (see Note 15 for more information)	—	—	741	—	—	741
Dividends declared, ($0.70 per share)	—	—	(33,840)	—	—	(33,840)
ESOP shares earned, (52,953 shares)	—	2,530	—	—	529	3,059
Share-based compensation expense	—	6,954	—	—	—	6,954
Activity in employee stock plans, (387,871 shares)	4	6,615	—	—	—	6,619
Balance at December 31, 2018	$485	$619,983	$491,948	$(6,658)	$(11,391)	$1,094,367
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31,
(Dollar amounts in thousands)

	2018	2017	2016
Cash flows from operating activities
Net income	$154,189	$89,494	$97,821
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	35,797	39,456	26,900
Depreciation and amortization	6,829	7,142	7,081
Deferred tax expense (benefit)	45,957	(4,115)	(6,798)
Impact of Tax Cuts and Jobs Act on deferred taxes	(15,289)	13,493	—
Premium amortization and accretion of securities, net	3,859	4,337	4,359
Accretion related to acquired loans	(1,836)	(3,097)	(4,613)
Net (gain) loss on securities transactions	138	39	(56)
ESOP compensation expense	3,059	2,834	3,955
Share-based compensation expense	6,954	7,462	6,014
Excess tax benefit on vesting of stock awards	907	1,578	—
Net gain on loans held for sale	(6,573)	(7,322)	(8,225)
Loans originated or purchased for sale	(187,796)	(195,161)	(218,288)
Proceeds from sale of loans held for sale	187,883	207,055	227,769
FHLB stock dividends	(1,032)	(548)	(539)
Bank-owned life insurance income	(1,890)	(1,727)	(1,744)
(Gain) loss on sale and disposition of repossessed assets, premises and equipment	(801)	2,099	(3,524)
Disposition of insurance subsidiary goodwill upon sale of subsidiary operations	—	—	2,217
Net change in deferred loan fees/costs	(4,017)	(8,631)	391
Net change in accrued interest receivable	(2,508)	(4,249)	(3,238)
Net change in other assets	(31,135)	(1,299)	(2,947)
Net change in other liabilities	(2,805)	40,176	5,913
Net cash provided by operating activities	189,890	189,016	132,448
Cash flows from investing activities
Available for sale securities:
Maturities, prepayments and calls	2,027,407	2,028,905	2,276,913
Purchases	(2,085,851)	(2,098,681)	(2,334,558)
Proceeds from sale of AFS securities	—	—	7,700
Held to maturity securities:
Maturities, prepayments and calls	38,566	35,973	41,384
Purchases	(11,869)	—	(12,477)
Originations of Warehouse Purchase Program loans	(20,917,368)	(21,917,085)	(19,966,527)
Proceeds from pay-offs of Warehouse Purchase Program loans	21,277,810	21,817,838	19,954,905
Net change in loans held for investment, excluding Warehouse Purchase Program	(346,475)	(620,066)	(1,014,500)
Redemption (purchase) of FHLB and FRB stock and other	9,596	(20,976)	20,348
Purchases of premises and equipment	(10,021)	(3,602)	(8,420)
Proceeds from sale of assets	9,331	7,814	15,803
Net cash (used in) investing activities	(8,874)	(769,880)	(1,019,429)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years ended December 31,
(Dollar amounts in thousands)

	2018	2017	2016
Cash flows from financing activities
Net change in deposits	74,032	402,207	1,138,765
Proceeds from FHLB advances	820,000	825,000	200,000
Repayments on FHLB advances	(1,037,754)	(615,519)	(806,222)
Proceeds from borrowings	—	—	76,861
Repayments of borrowings	(34,336)	(2,015)	(24,929)
Payment of dividends	(33,840)	(29,277)	(27,676)
Activity in employee stock plans	6,619	4,712	3,755
Net cash provided by (used in) financing activities	(205,279)	585,108	560,554
Net change in cash and cash equivalents	(24,263)	4,244	(326,427)
Beginning cash and cash equivalents	293,456	289,212	615,639
Ending cash and cash equivalents	$269,193	$293,456	$289,212
Supplemental cash flow information:
Interest paid	$80,775	$54,808	$34,625
Income taxes paid	15,323	57,482	60,854
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	745	4,553	10,780
See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Note 1 — Summary of Significant Accounting Policies
Nature of Operations and Principles of Consolidation: The consolidated financial statements include LegacyTexas Financial Group, Inc. (the “Company”), whose business at December 31, 2018 primarily consisted of the operations of its wholly-owned subsidiary, LegacyTexas Bank (the “Bank”). In addition, the Company also offers title services through LegacyTexas Title Co., which is a wholly-owned subsidiary of the Bank. Intercompany transactions and balances are eliminated in consolidation.
At December 31, 2018, the Company provided financial services through 42 banking offices in the Dallas/Fort Worth Metroplex and surrounding counties. Its primary deposit products are demand, savings and certificate of deposit accounts, and its primary lending products are commercial real estate, commercial and industrial and consumer lending, including one- to four-family real estate loans. Most loans are secured by specific items of collateral, including business assets, commercial and residential real estate and consumer assets. Commercial loans are expected to be repaid from cash flow from operations of businesses.
Use of Estimates: To prepare financial statements in conformity with U.S. generally accepted accounting principles (“US GAAP”), management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, valuation of other real estate owned, other-than-temporary impairment of securities, realization of deferred tax assets, and fair values of financial instruments are subject to change.
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

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

For periods in which other-than-temporary impairment of a debt security is recognized, the credit portion of the amount is determined by subtracting the present value of the stream of estimated cash flows as calculated in a discounted cash flow model and discounted at book yield from the prior period’s ending carrying value. The non-credit portion of the amount is determined by subtracting the credit portion of the impairment from the difference between the book value and fair value of the security. The credit related portion of the impairment is charged against income and the non-credit related portion is charged to equity as a component of accumulated other comprehensive income. The Company did not recognize any other-than-temporary impairment on its securities portfolio for the years ended December 31, 2018 and 2017.
Mortgage Loans Held for Sale: The Company elects the fair value option for recording residential mortgage loans held for sale in accordance with Accounting Standards Codification (“ASC”) 825, “Financial Instruments.” This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC 815, “Derivatives and Hedging.”
Warehouse Purchase Program Loans: The Warehouse Purchase Program allows unaffiliated mortgage originators to close one- to four-family real estate loans in their own name and manage their cash flow needs until the loans are sold to investors. The mortgage banking company customer closes mortgage loans consistent with underwriting standards established by the Bank and approved investors and, once all pertinent documents are received, the participation interest is delivered by the Bank to the investor selected by the originator and approved by us. Although not subject to any legally binding commitment, when we make a purchase decision, we acquire a 100% participation interest in the mortgage loans originated by our mortgage banking company customers. All Warehouse Purchase Program loans are collectively evaluated for impairment and are purchased under several contractual requirements, providing safeguards to the Company. These safeguards include the requirement that our mortgage company customers have a takeout commitment or similar arrangement for each loan. To date, the Company has not experienced a loss on these loans and no allowance for loan losses has been allocated to them.
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
For loans collateralized by real property and commercial and industrial loans, credit exposure is monitored by internally assigned grades used for classification of loans. A loan is considered “special mention” when management has determined that there is a potential weakness that deserves management’s close attention. Loans rated as “special mention” are not adversely classified according to regulatory classifications and do not expose the Company to sufficient risk to warrant adverse classification. A loan is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. “Substandard” loans include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected, and the loan may or may not meet the criteria for impairment. Loans classified as “doubtful” have all of the weaknesses of those classified as “substandard” with the added characteristic that the weaknesses present makes “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” All other loans that do not fall into the above mentioned categories are considered “pass” loans. Updates to internally assigned grades are made monthly and/or upon significant developments.
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
The allowance for loan losses is maintained to cover incurred losses that are estimated in accordance with US GAAP. It is our estimate of credit losses inherent in our loan portfolio at each balance sheet date. Our methodology for analyzing the allowance for loan losses consists of general and specific components. For the general component, we stratify the loan portfolio into homogeneous groups of loans that possess similar loss potential characteristics and apply a loss ratio to these groups of loans to estimate the credit losses in the loan portfolio. We use both historical loss ratios and qualitative loss factors assigned to major loan collateral types to establish general component loss allocations, inclusive of estimated loss emergence periods. Qualitative loss factors are based on management’s judgment of company, market, industry or business specific data and external economic indicators, which are not yet reflected in the historical loss ratios, and that could impact the Company’s specific loan portfolios. The Allowance for Loan Loss Committee sets and adjusts qualitative loss factors by regularly reviewing changes in underlying loan composition and the seasonality of specific portfolios. The Allowance for Loan Loss Committee also considers credit quality and trends relating to delinquency, non-performing and adversely rated loans within the Company’s loan portfolio when evaluating qualitative loss factors. Additionally, the Allowance for Loan Loss Committee adjusts qualitative factors to account for the potential impact of external economic factors, including the unemployment rate, vacancy and capitalization rates and other pertinent economic data specific to our primary market area and lending portfolios.
For the specific component, the allowance for loan losses includes loans where management has concerns about the borrower’s ability to repay and on individually analyzed loans found to be impaired. Management evaluates current information and events regarding a borrower’s ability to repay its obligations and considers a loan to be impaired when the ultimate collectability of amounts due, according to the contractual terms of the loan agreement, is in doubt. If an impaired loan is collateral-dependent, the fair value of the collateral, less the estimated cost to sell, is used to determine the amount of impairment. If an impaired loan is not collateral-dependent, estimated discounted cash flows are used to determine the amount of impairment, if any. For impaired loans, the amount of the impairment can be adjusted, based on current data, until such time as the actual basis is established by acquisition of the collateral or until the basis is collected. Impairment losses are reflected in the allowance for loan losses through a charge to the provision for credit losses. Subsequent recoveries are credited to the allowance for loan losses. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement.

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
A loan that has been modified is considered a troubled debt restructuring (“TDR”) when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made for the borrower’s benefit that would not otherwise be considered for a borrower or transaction with similar credit risk characteristics. Modifications to loan terms may include a modification of the contractual interest rate to a below-market rate (even if the modified rate is higher than the original rate), forgiveness of accrued interest, forgiveness of a portion of principal, an extended repayment period or a deed in lieu of foreclosure or other transfer of assets other than cash to fully or partially satisfy a debt. The Company’s policy is to place all TDRs on nonaccrual for a minimum period of six months. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months and the collection of principal and interest under the revised terms is deemed probable. All TDRs are considered to be impaired loans.
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
Goodwill: Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired. According to ASC 350-20, “Intangibles- Goodwill and Other,” goodwill shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount. Deterioration in economic market conditions, changes in key personnel, increased estimates of the effects of recent regulatory or legislative changes, or additional regulatory or legislative changes may result in declines in projected business performance beyond management’s current expectations. Such declines in business performance could cause the estimated fair value of goodwill to decline, which could result in an impairment charge to earnings in a future period related to goodwill.
The Company evaluates goodwill for impairment on an annual basis at October 1 or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount, in accordance with ASC 350-20. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining the need to perform the two-step test for goodwill impairment (the qualitative method). If the qualitative method cannot be used or if it determines, based on the qualified method, that the fair value is more likely than not less than the carrying amount, the Company uses the two-step test. Under the two-step test, the Company compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Step two of the goodwill impairment test compares the implied estimated fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill for that reporting unit exceeds the implied fair value of that unit’s goodwill, an impairment loss is recognized in an amount equal to that excess. Additional information regarding goodwill and impairment testing can be found in Note 10 - Goodwill and Core Deposit Intangibles.
Identifiable Intangibles: Intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

or in combination with a related contract, asset, or liability. The Company’s intangible assets relate to core deposits and customer relationships. Intangible assets with definite useful lives are amortized on an accelerated basis over their estimated life. Intangible assets, premises and equipment and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.
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
Derivative Financial Instruments: The Company enters into the following derivative financial instruments: interest rate lock commitments, forward mortgage-backed securities trades and interest rate swaps and caps. These financial instruments are not designated as hedging instruments and are used for asset and liability management and commercial customers’ financing needs. All derivatives are carried at fair value in either other assets or other liabilities. For additional information on derivative financial instruments, see Note 8 — Derivative Financial Instruments.
Fair Value of Financial Instruments: In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. Fair value measurements and disclosures guidance establishes a three-level fair value hierarchy based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. For additional information on fair value measurements see Note 7 - Fair Value.
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
Revenue Recognition: Revenue recognized from contracts with customers, which is accounted for under ASC 606, is entirely included in the Company’s non-interest income. Interest income and certain types of non-interest income are not accounted for under ASC 606 as it is accounted for under other accounting standards. Please see “Adoption of New Accounting Standards” contained in this Note 1 for more information about the adoption of ASU 2014-09, which changed the accounting for revenue recognition, as well as Note 3 — Revenue Recognition for information about the Company’s material revenue streams.
Advertising Expense: The Company expenses all advertising costs as they are incurred. Advertising expenses were $4,371, $4,378, and $3,861 in 2018, 2017 and 2016, respectively.
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
A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company did not have any material uncertain tax positions which would require accrual at December 31, 2018 or 2017.
The Company recognizes interest and/or penalties related to income tax matters in income tax expense and did not have any amounts accrued for interest and penalties for the years ended December 31, 2018 or 2017. The Company files a consolidated income tax return with its subsidiaries. Federal income tax expense or benefit has been allocated to subsidiaries on a separate return basis.
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
Under the two-class method, basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in Note 4 — Earnings Per Common Share.
Comprehensive Income (Loss): Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, net of taxes, which are also recognized as a separate component of equity.
Employee stock ownership plan (ESOP): The Company accounts for its ESOP in accordance with ASC 718-40, “Employee Stock Ownership Plans.” Accordingly, since the Company sponsors the ESOP with an employer loan, neither the ESOP’s loan payable nor the Company’s loan receivable are reported in the Company’s consolidated balance sheet. Likewise, the Company does not recognize interest income or interest cost on the loan.
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

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Operating Segments: The Company has determined that all of its banking operations comprise one segment under ASC 280, Segment Reporting, since all offer similar products and services, operate with similar processes, and have similar customers. Additionally, the Company has determined that the Bank’s title subsidiary does not meet the materiality threshold to require segment disclosure under ASC 280.
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
Adoption of New Accounting Standards:
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU stated that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU affected entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 for public entities to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Our revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. We adopted ASU 2014-09 in the first quarter of 2018 using the modified retrospective approach effective on January 1, 2018 to all existing contracts with customers covered under the scope of the standard. The Company did not have an aggregate effect of modification resulting from the adoption of ASU 2014-09, and no financial statement line items were affected by this change in accounting standard. We have included the newly applicable revenue disclosures in the footnotes to these financial statements.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurements of Financial Assets and Financial Liabilities. This ASU required that all equity investments be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). This ASU also required that an entity present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Additionally, this ASU required that public business entities base their fair value disclosures for financial instruments that are not measured at fair value in the financial statements on the exit price notion. We adopted ASU 2016-01 in the first quarter of 2018, and have estimated fair values of loans held for investment for the 2018 period on cash flows, adjusted for credit and prepayments, discounted using current market yields. The adoption of this ASU did not have a material impact on the Company’s financial statements.
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. This ASU was intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows, including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investments. For public business entities, this ASU was effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods therein. The adoption of this ASU did not have a significant impact on the Company’s financial statements.
In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets other than Inventory. This ASU eliminated the exception for all intra-entity sales of assets other than inventory. As a result, a reporting entity recognizes the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. For public business entities, this ASU was effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods therein. The adoption of this ASU did not have a significant impact on the Company’s financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Effect of Newly Issued But Not Yet Effective Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases. This ASU requires lessees to put most leases on their balance sheets but recognize expenses in the income statement in a manner similar to current accounting treatment. For public business entities, this ASU is effective for annual periods beginning after December 15, 2018, and interim periods therein. The Company will adopt the standard by applying the alternative transition method whereby comparative periods will not be restated, and any cumulative effect adjustment to the opening balance of retained earnings would be recognized as of January 1, 2019. The impact to retained earnings is expected to be immaterial. We also expect to elect the ASU’s package of three practical expedients, which allows the Company to forego a reassessment of (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) the initial direct costs for any existing leases. The Company has implemented a lease management system to assist in centralizing, maintaining and accounting for all leases and is finalizing its evaluation of the ASU on its financial statements and disclosures, as well as any additional changes to processes and internal controls to ensure we meet the ASU’s reporting and disclosure requirements. While the Company continues to assess the impact of this ASU on its consolidated financial statements, the Company currently expects to record right-of-use assets and additional lease liabilities in the range of $35,000 to $45,000, based on the present value of the expected remaining lease payments. The adoption of this ASU is not expected to have a significant impact on the Company’s consolidated statement of income.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This ASU removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current US GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. This revised guidance will remove all recognition thresholds and will require companies to recognize an allowance for lifetime expected credit losses. Credit losses will be immediately recognized through net income; the amount recognized will be based on the current estimate of contractual cash flows not expected to be collected over the financial asset’s contractual term. ASU 2016-13 also amends the credit loss measurement guidance for available for sale debt securities. For public business entities, this ASU is effective for financial statements issued for fiscal years and for interim periods within those fiscal years beginning after December 15, 2019. We are currently testing our financial models that we anticipate using to calculate lifetime expected credit losses and are continuing to evaluate the impact of this ASU on our financial statements and disclosures.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. This ASU simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in today’s two-step impairment test. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminates today’s requirement to calculate a goodwill impairment charge using Step 2, which requires an entity to calculate any impairment charge by comparing the implied fair value of goodwill with its carrying amount. For public business entities, this ASU is effective for annual periods beginning after December 15, 2019, and interim periods therein. The adoption of this ASU is not expected to have a significant impact on the Company’s financial statements and disclosures.

In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities. This ASU requires certain premiums on callable debt securities to be amortized to the earliest call date. The amortization period for callable debt securities purchased at a discount will not be impacted. Under current GAAP, premiums on callable debt securities are generally amortized over the contractual life of the security. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2018, and interim periods therein. The adoption of this ASU is not expected to have a significant impact on the Company’s financial statements and disclosures.

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities. This ASU amends the hedge accounting model to enable entities to better portray their risk management activities in their financial statements, by expanding an entity’s ability to hedge nonfinancial and financial risk components and reduce complexity in fair value hedges of interest rate risk. This ASU eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. Additionally, this ASU also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. For public business entities, this ASU is effective for financial statements issued for fiscal years and for interim periods within those fiscal years beginning after

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

December 15, 2018. The adoption of this ASU is not expected to have a significant impact on the Company’s financial statements and disclosures.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. The guidance applies to nonemployee awards issued in exchange for goods or services used or consumed in an entity’s own operations and to awards granted by an investor to employees and nonemployees of an equity method investee for goods or services used or consumed in the investee’s operations. There are no new disclosure requirements. For public business entities, this ASU is effective for financial statements issued for fiscal years and for interim periods within those fiscal years beginning after December 15, 2018. The adoption of this ASU is not expected to have a significant impact on the Company’s financial statements and disclosures.
In August 2018, the FASB issued ASU 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements on fair value measurements by requiring that Level 3 fair value disclosures include the range and weighted average of significant unobservable inputs used to develop those fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. For public business entities, this ASU is effective for financial statements issued for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2019. The adoption of this ASU is not expected to have a significant impact on the Company’s financial statements and disclosures.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Note 2 — Share Transactions

On December 10, 2018, the Company announced that the Board of Directors had established a share repurchase program which authorizes the repurchase of up to 5% of the Company’s common stock outstanding as of December 7, 2018, or approximately 2,425,280 shares. The repurchase program is authorized to continue through December 31, 2019 and may be modified, suspended or discontinued at any time, at the Company’s discretion. The repurchase program does not require the Company to repurchase any specific number of shares. As of December 7, 2018, the Company had 48,505,611 shares of common stock outstanding.

In connection with its establishment of this repurchase program, the Company’s Board of Directors terminated the Company’s existing repurchase program, which had authorized the repurchase of up to 5% of its total common shares outstanding, or approximately 1,978,871 shares. No shares of Company stock were repurchased under this program in 2018 or in 2017. Prior to its termination in December 2018, 1,537,121 shares were available for repurchase under the program.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Note 3 — Revenue Recognition

Significant revenue streams recognized by the Company from contracts with customers accounted for under ASC 606 for the years ended December 31, 2018, 2017 and 2016, are below:

		Years ended December 31,
		2018	2017	2016
Card services income	(a)	$13,000	$12,048	$10,879
Service charges on deposits	(b)	8,052	7,382	8,863
Title income	(c)	3,928	4,975	5,590
Gains (losses) on the sale of other real estate owned	(d)	1,232	(3,618)	(366)

(a) Card services income -
Card services income includes interchange income, which is income earned by the Company for each transaction a cardholder performs at a merchant. This performance obligation is settled on a daily basis as transactions are processed. Card services income also includes revenue earned from companies who provide our customers with debit cards and/or provide card processing services in exchange for the Company’s promotion of their card programs to the Company’s depositors. These payments are remitted based on contractual terms that dictate how much payment is remitted based on volume expectations. This performance obligation settles on a daily basis as our customers use cards and card processing services at merchants.

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

In regards to card services income, because the Company has a right to consideration from card service providers in the form of transaction-based and support income, and from cardholders in the form of interchange income in an amount that corresponds directly with the value to the card service provider and cardholder of the Company’s performance completed to date, the Company recognizes revenue as incurred when transactions with merchants settle on a daily basis.

The Company has made no significant judgments in applying the revenue guidance prescribed in ASC 606 that affect the determination of the amount and timing of revenue from the above-described contracts with customers.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Note 4 — Earnings Per Common Share
Basic earnings per common share is computed by dividing net income (which has been adjusted for distributed and undistributed earnings to participating securities) by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unvested restricted stock awards. Unvested restricted stock awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in ASC 260-10-45-60B. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock awards and options) were exercised or converted to common stock, or resulted in the issuance of common stock that then shared in the Company’s earnings. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unexercised stock options and unvested restricted stock awards. The dilutive effect of the unexercised stock options and unvested restricted stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. A reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Years Ended December 31,
	2018	2017	2016
Basic earnings per share:
Numerator:
Net income	$154,189	$89,494	$97,821
Distributed and undistributed earnings to participating securities	(497)	(318)	(497)
Income available to common shareholders	$153,692	$89,176	$97,324
Denominator:
Weighted average common shares outstanding	48,355,192	47,998,439	47,721,179
Less: Average unallocated ESOP shares	(1,167,563)	(1,220,516)	(1,301,356)
Average unvested restricted stock awards	(152,154)	(166,143)	(235,749)
Average shares for basic earnings per share	47,035,475	46,611,780	46,184,074
Basic earnings per common share	$3.27	$1.91	$2.11
Diluted earnings per share:
Numerator:
Income available to common shareholders	$153,692	$89,176	$97,324
Denominator:
Average shares for basic earnings per share	47,035,475	46,611,780	46,184,074
Dilutive effect of share-based compensation plan	618,251	526,738	300,893
Average shares for diluted earnings per share	47,653,726	47,138,518	46,484,967
Diluted earnings per common share	$3.23	$1.89	$2.09
Share awards excluded in the computation of diluted earnings per share because the exercise price was greater than the common stock average market price and were therefore anti-dilutive	657,657	623,666	1,384,784

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Note 5 - Securities
The amortized cost, related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss), and the fair value of securities available for sale (“AFS”) were as follows:

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency residential mortgage-backed securities [1]	$153,671	$283	$4,083	$149,871
Agency commercial mortgage-backed securities [1]	9,063	—	143	8,920
Agency residential collateralized mortgage obligations [1]	284,886	603	4,850	280,639
US government and agency securities	1,500	43	—	1,543
Municipal bonds	31,053	87	367	30,773
Total securities	$480,173	$1,016	$9,443	$471,746
December 31, 2017
Agency residential mortgage-backed securities [1]	$191,216	$419	$2,169	$189,466
Agency commercial mortgage-backed securities [1]	9,360	—	125	9,235
Agency residential collateralized mortgage obligations [1]	187,637	4	3,425	184,216
US government and agency securities	1,590	81	—	1,671
Municipal bonds	35,196	241	308	35,129
Total securities	$424,999	$745	$6,027	$419,717

[1]	Mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
The amortized cost (carrying amount), unrealized gains and losses, and fair value of securities held to maturity (“HTM”) were as follows:

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency residential mortgage-backed securities [1]	$53,377	$266	$1,151	$52,492
Agency commercial mortgage-backed securities [1]	21,872	60	167	21,765
Agency residential collateralized mortgage obligations [1]	17,645	25	124	17,546
Municipal bonds	53,152	305	469	52,988
Total securities	$146,046	$656	$1,911	$144,791
December 31, 2017
Agency residential mortgage-backed securities [1]	$57,334	$616	$646	$57,304
Agency commercial mortgage-backed securities [1]	27,435	589	98	27,926
Agency residential collateralized mortgage obligations [1]	27,112	265	99	27,278
Municipal bonds	61,628	1,079	289	62,418
Total securities	$173,509	$2,549	$1,132	$174,926

[1]	Mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

The amortized cost (carrying amount) and fair value of held to maturity debt securities and the fair value of available for sale debt securities at December 31, 2018 by contractual maturity are set forth below in the table below. Securities with contractual payments not due at a single maturity date, including mortgage backed securities and collateralized mortgage obligations, are shown separately.

	HTM		AFS
	Amortized Cost	Fair Value	Fair Value
Due in one year or less	$251	$254	$3,332
Due after one to five years	14,876	14,988	13,052
Due after five to ten years	37,129	36,864	13,543
Due after ten years	896	882	2,389
Agency residential mortgage-backed securities	53,377	52,492	149,871
Agency commercial mortgage-backed securities	21,872	21,765	8,920
Agency residential collateralized mortgage obligations	17,645	17,546	280,639
Total	$146,046	$144,791	$471,746

Securities with a carrying value of $211,198 and $256,451 at December 31, 2018 and 2017, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.
At December 31, 2018 and 2017, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies or U.S. Government Sponsored Enterprises, in an amount greater than 10% of shareholders’ equity.
Sales activity of securities for the years ended December 31, 2018, 2017 and 2016 was as follows. All securities sold were classified as available for sale.

	December 31,
	2018	2017	2016
Proceeds	$—	$—	$7,700
Gross gains	—	—	72
Gross losses	—	—	7
Tax expense of securities gains/losses reclassified from accumulated other comprehensive income	—	—	23

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Securities with unrealized losses at December 31, 2018 and 2017, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

AFS	Less than 12 Months		12 Months or More		Total
December 31, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency residential mortgage-backed securities [1]	$4,770	$27	$123,413	$4,056	$128,183	$4,083
Agency commercial mortgage-backed securities [1]	—	—	8,921	143	8,921	143
Agency residential collateralized mortgage obligations [1]	32,668	195	153,131	4,655	185,799	4,850
Municipal bonds	6,326	59	16,260	308	22,586	367
Total temporarily impaired	$43,764	$281	$301,725	$9,162	$345,489	$9,443
December 31, 2017
Agency residential mortgage-backed securities [1]	$59,545	$412	$100,214	$1,757	$159,759	$2,169
Agency commercial mortgage-backed securities [1]	9,235	125	—	—	9,235	125
Agency residential collateralized mortgage obligations [1]	128,869	1,860	49,171	1,565	178,040	3,425
Municipal bonds	10,114	72	6,583	236	16,697	308
Total temporarily impaired	$207,763	$2,469	$155,968	$3,558	$363,731	$6,027

HTM	Less than 12 Months		12 Months or More		Total
December 31, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency residential mortgage-backed securities [1]	$5,002	$15	$30,180	$1,136	$35,182	$1,151
Agency commercial mortgage-backed securities [1]	6,465	41	6,964	126	13,429	167
Agency residential collateralized mortgage obligations [1]	3,994	11	6,213	113	10,207	124
Municipal bonds	7,131	17	20,244	452	27,375	469
Total temporarily impaired	$22,592	$84	$63,601	$1,827	$86,193	$1,911
December 31, 2017
Agency residential mortgage-backed securities [1]	$20,397	$206	$16,909	$440	$37,306	$646
Agency commercial mortgage-backed securities [1]	3,685	26	3,484	72	7,169	98
Agency residential collateralized mortgage obligations [1]	8,008	64	2,267	35	10,275	99
Municipal bonds	9,313	80	10,486	209	19,799	289
Total temporarily impaired	$41,403	$376	$33,146	$756	$74,549	$1,132

[1]	Mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
As of December 31, 2018, 316 securities had unrealized losses, 258 of which had been in an unrealized loss position for over 12 months at December 31, 2018. The Company does not believe these unrealized losses are other-than-temporary and expects full collection of the carrying amount of these securities. At December 31, 2018, the Company does not intend to sell the securities in an unrealized loss position, and it is not more-likely-than-not that the Company will be required to sell the securities prior to recovery of amortized cost. All principal and interest payments are being received on time and in full.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Note 6 - Loans
Loans consist of the following:

	December 31, 2018	December 31, 2017
Loans held for sale, at fair value	$23,193	$16,707

Loans held for investment:
Commercial real estate	$3,026,754	$3,019,339
Commercial and industrial	2,057,791	1,927,049
Construction and land	270,629	277,864
Consumer real estate	1,390,378	1,213,434
Other consumer	45,171	45,506
Gross loans held for investment, excluding Warehouse Purchase Program	6,790,723	6,483,192
Net of:
Deferred costs (fees) and discounts, net	10,397	6,380
Allowance for loan losses	(67,428)	(71,301)
Net loans held for investment, excluding Warehouse Purchase Program	6,733,692	6,418,271
Warehouse Purchase Program	960,404	1,320,846
Total loans held for investment	$7,694,096	$7,739,117

Activity in the allowance for loan losses for the years ended December 31, 2018, 2017 and 2016, segregated by portfolio segment and evaluation for impairment, is set forth below. The below activity does not include Warehouse Purchase Program loans, which are collectively evaluated for impairment and are purchased under several contractual requirements, providing safeguards to the Company. To date, the Company has not experienced a loss on its Warehouse Purchase Program loans and no allowance for loan losses has been allocated to them. At December 31, 2018, 2017 and 2016, the allowance for loan impairment related to purchased credit impaired (“PCI”) loans totaled $250, $269, and $180, respectively.

For the year ended December 31, 2018	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance	$21,587	$39,005	$4,644	$4,838	$1,227	$71,301
Charge-offs	(239)	(42,356)	—	(98)	(1,083)	(43,776)
Recoveries	—	3,699	—	34	235	3,968
Provision expense (benefit)	(1,303)	36,050	(734)	1,069	853	35,935
Ending balance	$20,045	$36,398	$3,910	$5,843	$1,232	$67,428
Allowance ending balance:
Individually evaluated for impairment	$8	$4,109	$—	$224	$25	$4,366
Collectively evaluated for impairment	20,037	32,289	3,910	5,619	1,207	63,062
Loans:
Individually evaluated for impairment	159	16,708	—	2,375	3	19,245
Collectively evaluated for impairment	3,026,364	2,040,988	270,629	1,387,313	44,995	6,770,289
PCI loans	231	95	—	690	173	1,189
Ending balance	$3,026,754	$2,057,791	$270,629	$1,390,378	$45,171	$6,790,723

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

For the year ended December 31, 2017	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance	$18,303	$35,464	$5,075	$4,484	$1,250	$64,576
Charge-offs	(16)	(32,846)	(418)	(96)	(1,366)	(34,742)
Recoveries	205	405	75	42	640	1,367
Provision expense (benefit)	3,095	35,982	(88)	408	703	40,100
Ending balance	$21,587	$39,005	$4,644	$4,838	$1,227	$71,301
Allowance ending balance:
Individually evaluated for impairment	$—	$10,527	$—	$230	$34	$10,791
Collectively evaluated for impairment	21,587	28,478	4,644	4,608	1,193	60,510
Loans:
Individually evaluated for impairment	4,134	84,005	—	2,992	35	91,166
Collectively evaluated for impairment	3,012,892	1,842,868	277,864	1,209,550	45,288	6,388,462
PCI loans	2,313	176	—	892	183	3,564
Ending balance	$3,019,339	$1,927,049	$277,864	$1,213,434	$45,506	$6,483,192

For the year ended December 31, 2016	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance	$14,123	$24,975	$3,013	$3,992	$990	$47,093
Charge-offs	(79)	(7,746)	—	(107)	(927)	(8,859)
Recoveries	21	472	—	109	340	942
Provision expense	4,238	17,763	2,062	490	847	25,400
Ending balance	$18,303	$35,464	$5,075	$4,484	$1,250	$64,576
Allowance ending balance:
Individually evaluated for impairment	$300	$4,521	$—	$138	$52	$5,011
Collectively evaluated for impairment	18,003	30,943	5,075	4,346	1,198	59,565
Loans:
Individually evaluated for impairment	5,195	86,664	11,385	3,300	75	106,619
Collectively evaluated for impairment	2,659,644	1,788,459	283,509	1,070,732	53,683	5,856,027
PCI loans	5,616	233	—	891	233	6,973
Ending balance	$2,670,455	$1,875,356	$294,894	$1,074,923	$53,991	$5,969,619

Changes in the allowance for off-balance sheet credit losses on lending-related commitments and guarantees on credit card debt, included in “accrued expenses and other liabilities” on the consolidated balance sheets, are summarized in the following table. Please see Note 18 - Commitments and Contingent Liabilities for more information.

	Years Ended December 31,
	2018	2017	2016
Balance at beginning of period	$929	$1,573	$73
Charge-offs on lending-related commitments	—	—	—
Provision (recovery) for credit losses on lending-related commitments	(200)	(644)	1,500
Balance at end of period	$729	$929	$1,573

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Impaired loans at December 31, 2018 and 2017, were as follows 1:

December 31, 2018	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial real estate	$177	$159	$—	$159	$—
Commercial and industrial	17,124	1,844	14,864	16,708	4,109
Consumer real estate	2,865	2,370	5	2,375	4
Other consumer	35	—	3	3	3
Total	$20,201	$4,373	$14,872	$19,245	$4,116
December 31, 2017
Commercial real estate	$4,411	$4,134	$—	$4,134	$—
Commercial and industrial	89,713	48,463	35,542	84,005	10,502
Consumer real estate	3,545	2,985	7	2,992	7
Other consumer	71	16	19	35	13
Total	$97,740	$55,598	$35,568	$91,166	$10,522

[1]	No Warehouse Purchase Program loans were impaired at December 31, 2018 or 2017. Loans reported do not include PCI loans.
Income on impaired loans at December 31, 2018, 2017 and 2016, was as follows1

	December 31, 2018		December 31, 2017		December 31, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate	$4,215	$8	$4,421	$8	$5,240	$9
Commercial and industrial	30,827	—	83,508	—	28,634	1
Construction and land	—	—	2,273	—	901	—
Consumer real estate	2,711	38	2,786	14	4,831	14
Other consumer	16	3	264	4	95	4
Total	$37,769	$49	$93,252	$26	$39,701	$28

[1]	Loans reported do not include PCI loans.
Loans past due over 90 days that were still accruing interest at December 31, 2018 totaled $58, which consisted entirely of PCI loans. No loans past due over 90 days were still accruing interest at December 31, 2017. At December 31, 2018, no PCI loans were considered non-performing loans. No Warehouse Purchase Program loans were non-performing at December 31, 2018 or 2017.
Non-performing loans were as follows:

	December 31,
	2018	2017
Commercial real estate	$159	$4,134
Commercial and industrial	16,710	84,003
Consumer real estate	5,506	6,190
Other consumer	46	76
Total	$22,421	$94,403

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

For the years ended December 31, 2018, 2017 and 2016, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $656, $4,229 and $1,746, respectively. No interest income was recorded on these loans for the years ended December 31, 2018, 2017 and 2016.
The outstanding balances of TDRs are shown below:

	December 31,
	2018	2017
Nonaccrual TDRs (1)	$1,160	$17,294
Performing TDRs (2)	926	768
Total	$2,086	$18,062
Outstanding commitments to lend additional funds to borrowers with TDR loans	—	—

[1]	Nonaccrual TDR loans are included in the nonaccrual loan totals.

[2]	Performing TDR loans are loans that have been performing under the restructured terms for at least six months and the Company is accruing interest on these loans.

The following table provides the recorded balances of loans modified as a TDR during the years ended December 31, 2018, 2017 and 2016.

December 31, 2018	Principal Deferrals	Combination of Rate Reduction & Principal Deferral	Other		Total
Commercial and industrial	$71	$45	$—		$116
Total	$71	$45	$—		$116
December 31, 2017
Commercial and industrial	$38	$131	$14,063	(1)	$14,232
Total	$38	$131	$14,063		$14,232
December 31, 2016
Commercial and industrial	$685	$—	$7,090	(1)	$7,775
Consumer real estate	—	79	—		79
Other consumer	1	—	—		1
Total	$686	$79	$7,090		$7,855

[1]	Reserve-based energy relationships where the primary modification consisted of suspension of required borrowing base payments.

Loans modified as a TDR during the years ended December 31, 2018, 2017 and 2016, which experienced a subsequent payment default during the periods, are shown below. A payment default is defined as a loan that was 90 days or more past due.

	Years Ended December 31,
	2018	2017	2016
Consumer real estate	$—	$—	$31

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Loans acquired with evidence of credit quality deterioration at acquisition, for which it was probable that the Company would not be able to collect all contractual amounts due, were accounted for as PCI loans. The carrying amount of PCI loans included in the consolidated balance sheets and the related outstanding balances at December 31, 2018 and 2017 are set forth in the table below. The outstanding balance represents the total amount owed, including accrued but unpaid interest, and any amounts previously charged off.

	December 31,
	2018	2017
Carrying amount [1]	$939	$3,295
Outstanding balance	1,170	3,992
1 The carrying amounts are reported net of allowance for loan losses of $250 and $269 as of December 31, 2018 and 2017.
Changes in the accretable yield for PCI loans for the years ended December 31, 2018 and 2017, are as follows:

	December 31,
	2018	2017
Balance at beginning of period	$2,279	$2,515
Reclassifications from nonaccretable	157	687
Disposals	(1,493)	(272)
Accretion	(319)	(651)
Balance at end of period	$624	$2,279

Below is an analysis of the age of recorded investment in loans that were past due at December 31, 2018 and 2017. No Warehouse Purchase Program loans were delinquent at December 31, 2018 or 2017 and therefore are not included in the following table.

December 31, 2018	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Loans Past Due	Current Loans [1]	Total Loans
Commercial real estate	$6	$—	$—	$6	$3,026,748	$3,026,754
Commercial and industrial	289	—	217	506	2,057,285	2,057,791
Construction and land	557	—	—	557	270,072	270,629
Consumer real estate	18,885	4,241	1,632	24,758	1,365,620	1,390,378
Other consumer	271	15	29	315	44,856	45,171
Total	$20,008	$4,256	$1,878	$26,142	$6,764,581	$6,790,723
December 31, 2017
Commercial real estate	$9,414	$—	$250	$9,664	$3,009,675	$3,019,339
Commercial and industrial	918	284	7,350	8,552	1,918,497	1,927,049
Construction and land	9,354	—	—	9,354	268,510	277,864
Consumer real estate	16,436	2,928	1,367	20,731	1,192,703	1,213,434
Other consumer	891	34	2	927	44,579	45,506
Total	$37,013	$3,246	$8,969	$49,228	$6,433,964	$6,483,192

[1]	Includes acquired PCI loans with a total carrying value of $1,120 and $3,338 at December 31, 2018 and 2017, respectively.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

The recorded investment in loans by credit quality indicators at December 31, 2018 and 2017, was as follows.
Real Estate and Commercial and Industrial Credit Exposure
Credit Risk Profile by Internally Assigned Grade

December 31, 2018	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate
Grade:[1]
Pass	$3,007,810	$1,935,786	$270,629	$1,382,388
Special Mention	17,322	56,016	—	1,218
Substandard	1,622	65,987	—	6,429
Doubtful	—	2	—	343
Total	$3,026,754	$2,057,791	$270,629	$1,390,378
December 31, 2017
Grade:[1]
Pass	$2,980,656	$1,787,238	$277,864	$1,203,236
Special Mention	30,656	43,161	—	1,408
Substandard	8,027	96,546	—	7,762
Doubtful	—	104	—	1,028
Total	$3,019,339	$1,927,049	$277,864	$1,213,434

[1]
PCI loans are included in the substandard or doubtful categories for December 31, 2018 and 2017, respectively. These categories are generally consistent with the “substandard” and “doubtful” categories as defined by regulatory authorities.

Warehouse Purchase Program Credit Exposure
All Warehouse Purchase Program loans were graded pass as of December 31, 2018 and 2017.
Consumer Other Credit Exposure
Credit Risk Profile Based on Payment Activity

	December 31, 2018	December 31, 2017
Performing	$45,125	$45,430
Non-performing	46	76
Total	$45,171	$45,506

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
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Fair Value Measurements Using Level 2
	December 31, 2018	December 31, 2017
Assets:
Agency residential mortgage-backed securities	$149,871	$189,466
Agency commercial mortgage-backed securities	8,920	9,235
Agency residential collateralized mortgage obligations	280,639	184,216
US government and agency securities	1,543	1,671
Municipal bonds	30,773	35,129
Total securities available for sale	$471,746	$419,717

Loans held for sale[1]	$23,193	$16,707
Derivative financial instruments:
Interest rate lock commitments	459	358
Forward mortgage-backed securities trades	—	7
Loan customer counterparty	578	—
Financial institution counterparty	1,118	1,735
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	—	—
Forward mortgage-backed securities trades	163	18
Loan customer counterparty	1,118	1,735
Financial institution counterparty	578	—

[1]
At December 31, 2018 and 2017, loans held for sale had an aggregate outstanding principal balance of $22,402 and $16,242. There were no mortgage loans held for sale that were 90 days or greater past due or on non-accrual at December 31, 2018.

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
Derivative instruments:
Interest rate lock commitments (“IRLCs”) - The estimated fair values of IRLCs utilize current secondary market prices for underlying loans and estimated servicing value with similar coupons, maturity and credit quality, subject to the anticipated loan funding. The fair value of IRLCs is subject to change primarily due to changes in interest rates. These commitments are classified as Level 2 in the fair value disclosures, as the valuations are based on observable market inputs.
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
Loan customer counterparty and financial institution counterparty - The Company also enters into certain interest rate derivative positions that are not designated as hedging instruments. The estimated fair value of these commercial loan interest rate swaps are obtained from a pricing service that provides the swaps’ unwind value (Level 2 inputs). Please see Note 6 — Derivative Financial Instruments for more information.
Assets and Liabilities Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below. There were no liabilities measured at fair value on a non-recurring basis as of December 31, 2018 or 2017.

	Fair Value Measurements Using Level 3
	December 31, 2018	December 31, 2017
Assets:
Impaired loans	$10,756	$25,046
Foreclosed assets:
Commercial real estate	—	6,694
Construction and land	—	859
Consumer real estate	720	192
Other	613	687

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
Foreclosed assets - These assets are measured at the lower of book or fair value less costs to sell using third party appraisals, listing agreements or sale contracts, which may be adjusted by additional Level 3 inputs, such as discounts of market value, estimated marketing costs and estimated legal expenses. Management may also consider additional adjustments on specific properties due to the age of the appraisal, expected holding period, lack of comparable sales, or if the other real estate owned is a special use property. At December 31, 2018, the Company had $702 in residential mortgage loans in the process of

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

foreclosure.
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
Fair Value of Financial Instruments Not Recorded at Fair Value
The carrying amount and fair value information of financial instruments not recorded at fair value in their entirety on a recurring basis on the Company’s consolidated balance sheets at December 31, 2018 and 2017, were as follows:

		Fair Value
December 31, 2018	Carrying Amount	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$269,193	$269,193	$—	$—
Securities held to maturity	146,046	—	144,791	—
Loans held for investment, net	6,733,692	—	—	6,664,703
Loans held for investment - Warehouse Purchase Program	960,404	—	—	960,404
FHLB and other restricted securities, at cost	56,226	—	56,226	—
Accrued interest receivable	27,104	27,104	—	—
Financial liabilities
Deposits	$6,841,715	$—	$—	$6,330,581
FHLB advances	825,409	—	—	825,496
Repurchase agreements	50,340	—	—	44,214
Subordinated debt	135,012	—	—	138,524
Accrued interest payable	4,428	4,428	—	—
December 31, 2017
Financial assets
Cash and cash equivalents	$293,456	$293,456	$—	$—
Securities held to maturity	173,509	—	174,926	—
Loans held for investment, net	6,418,271	—	—	6,484,949
Loans held for investment - Warehouse Purchase Program	1,320,846	—	—	1,320,846
FHLB and other restricted securities, at cost	64,790	—	64,790	—
Accrued interest receivable	24,596	24,596	—	—
Financial liabilities
Deposits	$6,767,683	$—	$—	$6,326,572
FHLB advances	1,043,163	—	—	1,043,416
Repurchase agreement	84,676	—	—	81,041
Subordinated debt	134,522	—	—	141,972
Accrued interest payable	2,729	2,729	—	—

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Note 8 — Derivative Financial Instruments
The following table provides the outstanding notional balances and fair values of outstanding derivative positions at December 31, 2018 and 2017.

	December 31, 2018			December 31, 2017
	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$12,287	$459	$—	$10,337	$358	$—
Forward mortgage-backed securities trades	24,133	—	163	19,788	7	18
Commercial loan interest rate swaps and caps:
Loan customer counterparty	64,130	578	1,118	114,594	—	1,735
Financial institution counterparty	64,130	1,118	578	114,594	1,735	—

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
The commercial loan customer counterparty weighted average received and paid interest rates for interest rate swaps outstanding at December 31, 2018 and 2017 are presented in the following table.

	Weighted-Average Interest Rate
	December 31, 2018		December 31, 2017
	Received	Paid	Received	Paid
Loan customer counterparty	4.21%	4.29%	2.52%	2.54%

Our credit exposure on interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $578 at December 31, 2018. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. Our credit exposure, net of collateral pledged, relating to interest rate swaps with upstream financial institution counter-parties was approximately $1,123 at December 31, 2018.  A credit support annex is in place and allows the bank to call collateral from upstream financial institution counter-parties. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. Our cash collateral pledged for interest rate swaps and included in our interest-bearing deposits, which totaled $2,480 and $1,950 at December 31, 2018 and 2017 respectively, is in excess of our credit exposure.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

The initial and subsequent changes in the fair value of IRLCs and the forward sales of mortgage-back securities are recorded in net gain on sale of mortgage loans. These gains and losses were not attributable to instrument-specific credit risk. For interest rate swaps and caps, because we act as an intermediary for our customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on our results of operations. Income (loss) for the years ended December 31, 2018, 2017 and 2016 was as follows:

Derivatives not designated as hedging instruments	Years Ended December 31,
	2018	2017	2016
IRLCs	$101	$(21)	$(43)
Forward mortgage-backed securities trades	290	(479)	13

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Note 9 — Premises and Equipment
Premises and equipment were as follows:

	December 31,
	2018	2017
Land	$22,140	$22,140
Buildings	57,515	57,079
Furniture, fixtures and equipment	24,495	20,218
Leasehold improvements	11,313	10,055
	115,463	109,492
Less: accumulated depreciation	(42,390)	(39,799)
Total	$73,073	$69,693

Depreciation expense was $6,182, $6,389 and $6,186 for 2018, 2017 and 2016, respectively.
Operating Leases: The Company leases certain bank or loan production office properties and equipment under operating leases. Certain leases contain renewal options that may be exercised. Rent expense was $7,372, $7,322 and $7,928 for 2018, 2017 and 2016, respectively.
Rent commitments, before considering applicable renewal options, as of December 31, 2018, were as follows:

Balance
2019	$6,490
2020	6,306
2021	5,817
2022	5,141
2023	5,620
Thereafter	14,969
Total	$44,343

The Company leases office space in certain locations to other unaffiliated tenants. Rental income of $163 was recognized during 2018. This rental income is recorded in the consolidated statement of income as an offset to occupancy expense. Aggregate future minimum rental payments to be received under non-cancelable subleases at December 31, 2018, were $77. At December 31, 2018, the Company had no commitments for future locations and held one parcel of land for future development.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Note 10 - Goodwill and Core Deposit Intangibles

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles (“CDI”) for years ended December 31, 2018 and 2017, were as follows:

	Goodwill	Core Deposit Intangibles
Balance as of December 31, 2016	$178,559	$665
Amortization of core deposit intangible	—	(263)
Balance as of December 31, 2017	178,559	402
Amortization of core deposit intangible	—	(157)
Balance as of December 31, 2018	$178,559	$245

CDI are amortized on an accelerated basis over their estimated lives with a weighted average amortization period of 8 years. The CDI amortization expense is reported in other non-interest expense on the Company’s consolidated statements of income. The estimated aggregate future amortization expense for CDI remaining as of December 31, 2018 is as follows:

Balance
2019	$101
2020	73
2021	48
2022	23
2023	—
Thereafter	—

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Note 11 - Deposits
Time deposits of $250 or more totaled $1,255,635 and $1,009,855 at December 31, 2018 and 2017, respectively. The $250 FDIC insurance coverage limit applies per depositor, per insured depository institution, for each account ownership category.

The Company provides an avenue for large depositors to maintain full FDIC insurance coverage for all deposits up to $140,000, depending on product. Under an agreement with Promontory Interfinancial Network, we participate in the Certificate of Deposit Account Registry Service (CDARS®) and the Insured Cash Sweep (ICS) money market product. These are deposit-matching programs which distribute excess balances on deposit with the Bank across other participating banks. In return, those participating financial institutions place their excess customer deposits with the Bank in a reciprocal amount. These products are designed to enhance our ability to attract and retain customers and increase deposits by providing additional FDIC insurance for large deposits. We also participate in the ICS One-Way Buy program, which allows the Bank to buy cost-effective wholesale funding on customizable terms. Due to the nature of the placement of the funds, certain CDARS® and ICS deposits are classified as “brokered deposits” by regulatory agencies. In December 2018, the FDIC adopted its final rule related to the treatment of reciprocal deposits. The final rule implements Section 202 of the Economic Growth, Regulatory Relief, and Consumer Protection Act to exempt certain reciprocal deposits from being considered as brokered deposits for well-capitalized institutions. At December 31, 2018 and 2017, the Company had $380,640 and $400,716, respectively, in aggregate CDARS® and ICS deposits that were classified as brokered deposits by regulatory agencies.

At December 31, 2018, scheduled maturities of time deposits for the next five years with the weighted average rate at the end of the period were as follows:

	Balance	Weighted Average Rate
2019	$1,252,066	2.01%
2020	434,303	2.60
2021	67,062	1.72
2022	17,827	1.59
2023 and thereafter	14,153	2.08
Total	$1,785,411	2.14%

At December 31, 2018 and 2017, the Company’s deposits included public funds totaling $936,927 and $972,226, respectively. At December 31, 2018 and 2017, overdrawn deposits of $801 and $473 were reclassified as unsecured consumer loans.
Interest expense on deposits is summarized as follows:

	Years Ended December 31,
	2018	2017	2016
Interest-bearing demand	$6,616	$5,475	$3,974
Savings and money market	22,786	16,845	7,288
Time	28,073	14,374	9,772
Total	$57,475	$36,694	$21,034

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Note 12 - Borrowed Funds

Borrowed funds are summarized as follows:

	December 31,
	2018		2017
	Amount	Rate[1]	Amount	Rate[1]
Federal Home Loan Bank advances	$825,409	2.54%	$1,043,163	1.51%
Repurchase Agreements
Credit Suisse structured repurchase agreement	—	—	25,000	3.02
Overnight repurchase agreements with depositors	50,340	2.16	59,676	1.18
Subordinated Debt
Fixed to floating rate note maturing on December 1, 2025	125,000	5.50	125,000	5.50
Junior subordinated debentures	15,464	4.49	15,464	3.29

[1]	Rate at period-end, with the exception of the fixed to floating rate subordinated debt note, which is a weighted average rate calculated using period-end rates.
Federal Home Loan Bank (“FHLB”) Advances
At December 31, 2018, advances from the FHLB had interest rates ranging from 2.20% to 6.00%. At December 31, 2017, advances from the FHLB had interest rates ranging from 1.30% to 6.00%. At December 31, 2018, the Company had no variable rate FHLB advances.
The FHLB advances were collateralized by mortgage and commercial loans with collateral values of $2,171,981 and $2,106,571 under a blanket lien arrangement at December 31, 2018 and 2017, respectively. Additionally, securities safekept at FHLB and FHLB stock are used as collateral for advances. Based on this collateral, the Company was eligible to borrow an additional $2,175,664 and $2,084,944 at December 31, 2018 and 2017, respectively. The current agreement provided for a maximum borrowing amount of approximately $3,934,172 and $4,072,477 at December 31, 2018 and 2017, respectively.
Repurchase Agreements
Repurchase agreements (“repos”) which are classified as securities transactions, are not insured by the FDIC, are not guaranteed, and may lose value. A repo is an agreement between two parties whereby one party (a bank as counterparty) sells the other (as customer) a security at a specified price with a commitment to buy the security back at a fixed time and price. Repos are accounted for as collateralized borrowings and are recorded at amounts equal to cash received.
Inherent in repurchase agreements is a risk that the fair value of the collateral pledged on the agreements could decline below the amount obligated under the agreements. To mitigate this risk to the customer, the Company, as the bank counterparty, marks securities sold under repos to fair value on a daily basis and provides 115% market value protection on overnight repos. At December 31, 2018, the Company had $50,340 in overnight repurchase agreements with depositors.
In April 2008, the Company entered into a 10-year term structured repurchase callable agreement for $25,000 to leverage the balance sheet and increase liquidity. The repurchase agreement matured in April 2018 and was paid in full.
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

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

The Notes were sold at an underwriting discount and the discount, as well as debt issuance costs, are netted against the subordinated debt liability on the balance sheet in accordance with ASU 2015-03. The unamortized underwriting discount and debt issuance costs totaled $2,101 at December 31, 2018. The Notes are subordinated in right of payment to all of the Company’s senior indebtedness and effectively subordinated to all existing and future debt and all other liabilities of the Company’s subsidiaries.
Upon the acquisition of LegacyTexas Group, Inc., the Company acquired $15,000 (15,000 shares with a liquidation amount of $1 per security) of Floating Rate Cumulative Trust Preferred Securities (“TruPS”) and $464 of common stock through an unconsolidated subsidiary, Legacy Capital Trust III (“Trust III”). Trust III invested the total proceeds from the sale of TruPS and common stock (totaling $15,464) in floating rate Junior Subordinated Debentures (the “Trust III Debentures”) issued by the Company. The terms of the Trust III Debentures are such that they qualify as Tier I capital for regulatory purposes. Interest on the Trust III Debentures is payable quarterly on March 15, June 15, September 15 and December 15 of each year, at a rate equal to the three month LIBOR rate plus 1.70% (4.49% at December 31, 2018). Principal is due at maturity on December 15, 2036. The TruPS are guaranteed by the Company and are subject to redemption. The Company may redeem the Trust III Debentures, in whole or in part, on any March 15, June 15, September 15 and December 15 at an amount equal to the principal amount being redeemed plus accrued and unpaid interest to the redemption date. At December 31, 2018 and 2017, the Trust III Debentures were reduced by a purchase accounting fair value discount of $3,350 and $3,537, respectively.
Other Borrowing Information
At December 31, 2018, borrowed funds, reported gross of purchase accounting fair value discounts, prepayment penalties and debt issuance costs, were structured to contractually pay down as follows:

	FHLB Advances	Repurchase Agreements	Subordinated Debt	Total
2019	$822,313	$50,340	$—	$872,653
2020	931	—	—	931
2021	856	—	—	856
2022	695	—	—	695
2023	156	—	—	156
Thereafter	458	—	140,464	140,922
	$825,409	$50,340	$140,464	$1,016,213
At December 31, 2018 and 2017, the Company had borrowing availability representing the collateral value assigned to the securities pledged to the discount window through the FRB of $77,230 and $78,616, respectively. Additionally, uncommitted, unsecured Fed Fund lines of credit totaling $250,000 and $250,000 were available at December 31, 2018 and 2017, respectively, from multiple correspondent banks.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Note 13 — Benefits
Employee Stock Ownership (“ESOP”) and 401(k) Plan: The Company offers a KSOP plan composed of an ESOP and 401(k) plan. Employees may participate under the 401(k) portion of the KSOP as of the date they first complete an hour of service with the Bank.  Employees are eligible to receive a matching contribution of 100% of employee contributions up to a maximum of 5% of the employee’s qualifying compensation. Matching expense for 2018, 2017 and 2016 was $2,857, $2,571 and $2,479, respectively.
The ESOP portion of the KSOP was established in connection with the Company’s 2006 minority stock offering. In 2006 the ESOP purchased shares of common stock financed by a term loan from the Company. This note was fully repaid in 2016, and all shares were allocated to participant accounts. In 2010, in connection with our second step conversion to a full stock company, the ESOP purchased 1,588,587 shares of common stock with proceeds from a 30 year note in the amount of $15,886 from the Company. At December 31, 2018, the ESOP held 2,166,836 shares, of which 1,027,696 shares were allocated to participants and 1,139,140 were unallocated. The fair value of unallocated shares at December 31, 2018 was $36,555.
The Company’s Board of Directors determines the amount of contribution to the ESOP annually but is required to make contributions sufficient to service the ESOP’s debt. Dividends on unallocated shares held by the ESOP are applied to the ESOP note payable. Shares are released for allocation to eligible employees as the ESOP debt is repaid. Eligible employees receive an allocation of released shares at the end of the calendar year on a relative compensation basis. Employees are eligible if they meet the minimum service and eligibility requirements. The dividends paid on allocated shares are paid to employee accounts. Contributions to the ESOP were $842, $842, and $1,468 during 2018, 2017 and 2016, and expense was $2,223, $2,074 and $3,174 for December 31, 2018, 2017 and 2016, respectively.
Deferred Compensation Plan: The Company has entered into certain non-qualified deferred compensation agreements with members of the executive management team, directors and certain employees. These agreements, which are subject to the rules of section 409(a) of the Internal Revenue Code, relate to the voluntary deferral of compensation received and do not have an employer contribution. The accrued liability as of December 31, 2018 and 2017 was $2,921 and $3,393, respectively.
Included in other assets is a universal life insurance policy, as well as variable and fixed annuity contracts, totaling $3,119 and $3,588 at December 31, 2018 and 2017, respectively. The Company is the owner and beneficiary of the policy, which pays interest on the funds invested. The life insurance policy is recorded at the net cash surrender value, or the amount that can be realized.
Bank-Owned Life Insurance: The Company is the sole owner of life insurance policies pertaining to certain employees and directors. The selected insured employees and directors agreed to a share of the death benefit while they remain actively employed with the Company or serve on its board. In the event of death while actively employed with the Company, the employee’s or director’s designated beneficiary will receive an income tax free death benefit paid.
The Company also is the sole owner of other life insurance policies that do not share the death benefit with the employees. The total balance of the bank-owned life insurance policies, reported as an asset, at December 31, 2018 and 2017 totaled $59,036 and $57,684.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Note 14 - Share-based Compensation

The Company has three share-based compensation plans: the 2017 Omnibus Incentive Plan (the “2017 Plan”), as well as the 2012 and 2007 Equity Incentive Plans (the “Prior Plans”). All plans have been approved by the Company’s shareholders. In 2017, the 2017 Plan was established and replaced the Prior Plans. No further awards will be made under the Prior Plans and shares reserved to make new awards under the Prior Plans have been released; however, shares reserved to fund issued and outstanding awards under the Prior Plans continue to be reserved to provide for those awards.

The 2017 Plan permits the granting of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and cash awards to employees and directors (including advisory and emeritus directors) of the Company and its subsidiaries. There are 3,250,000 total shares authorized under the 2017 Plan, with a fungible share rate of 2.5-for-1 for full-value awards (stock-based awards other than stock options and stock appreciation rights). As of December 31, 2018, 2,834,368 shares were available for issuance.
Compensation cost charged to income for share-based compensation, which is reported in non-interest expense as salaries and employee benefits expense, is presented below:

	Years ended December 31,
	2018	2017	2016
Restricted stock	$3,415	$3,581	$3,477
Stock options	3,539	3,881	2,537
Income tax benefit	1,460	2,612	2,105

Outstanding restricted stock awards vest over periods ranging from one to three years. A summary of activity in the restricted stock portion of the Company’s share-based compensation plans for 2018, 2017 and 2016 is presented below:

	Time-Vested Shares		Performance-Based Shares
	Shares	Weighted- Average Grant Date Fair Value per Share [1]	Shares	Weighted- Average Grant Date Fair Value per Share [2]
Non-vested at December 31, 2015	246,461	$20.98	61,800	$25.02
Granted	55,180	29.29	40,200	29.29
Vested	(101,465)	20.70	(20,600)	25.02
Non-vested at December 31, 2016	200,176	23.79	81,400	43.06
Granted	19,208	38.92	12,208	39.90
Vested	(90,796)	21.67	(20,600)	41.32
Non-vested at December 31, 2017	128,588	27.27	73,008	42.21
Granted	122,710	43.44	26,550	42.82
Vested	(56,940)	22.18	(20,600)	44.04
Forfeited	(2,555)	43.89	—	—
Non-vested at December 31, 2018	191,803	$38.90	78,958	$32.09

[1]	For restricted stock awards with time-based vesting conditions, the grant date fair value is based upon the closing stock price as quoted on the Nasdaq Stock Market on the grant date.

[2]
For restricted stock awards with performance-based vesting conditions, the value of the award is based upon the closing stock price as quoted on the Nasdaq Stock Market on the date of vesting. Until the final value is determined on the vesting date, the Company estimates the fair value based upon the closing stock price as quoted on the Nasdaq Stock Market near the last business day of each month. Performance-based awards are shown at their target value.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

As of December 31, 2018, there was $5,527 of total unrecognized compensation expense related to non-vested restricted shares awarded under the Company’s share-based compensation plans. That expense is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of shares vested during the years ended December 31, 2018 and 2017, was $2,170 and $2,819, respectively.
Under the terms of the 2017 Plan, stock options may not be granted with an exercise price less than the fair market value of the Company’s common stock on the date the option is granted and may not be exercised later than ten years after the grant date. The fair market value is the closing stock price as quoted on the Nasdaq Stock Market on the date of grant.
The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the stock option in effect at the time of the grant. The expected term of stock options is based on employees’ actual vesting behavior and expected volatilities are based on historical volatilities of the Company’s common stock. Expected dividends are the estimated dividend rate over the expected term of the stock options.
The weighted average fair value of stock options granted during 2018, 2017 and 2016 was $13.85, $10.76 and $7.77, respectively. The fair value of options granted was determined using the following weighted-average assumptions as of grant date:

	2018	2017	2016
Risk-free interest rate	2.89%	2.18%	1.37%
Expected term of stock options (years)	7.0	6.2	6.3
Expected stock price volatility	31.33%	31.85%	32.07%
Expected dividends	1.46%	1.61%	1.93%

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

A summary of activity in the stock option portion of the Company’s share-based compensation plans as of the years ended December 31, 2018, 2017 and 2016 is presented below:

Options	Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2015	1,865,750	$22.21	7.9	$6,401
Granted	392,838	29.15
Exercised	(175,192)	19.08
Forfeited	(75,316)	25.57
Outstanding at December 31, 2016	2,008,080	23.71	9.5	38,850
Granted	513,375	37.15
Exercised	(221,984)	21.23
Forfeited	(92,228)	28.80
Outstanding at December 31, 2017	2,207,243	26.88	10.1	33,848
Granted	1,200	43.12
Exercised	(267,716)	24.72
Forfeited	(107,840)	30.87
Outstanding at December 31, 2018	1,832,887	$26.97	8.8	$11,620
Fully vested and expected to vest	1,829,134	$26.95	8.8	$11,614
Exercisable at December 31, 2018	1,249,335	$24.48	7.3	$10,218

As of December 31, 2018, there was $3,570 of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over a weighted-average period of 1.2 years. At December 31, 2018, the Company applied an estimated forfeiture rate of 5% based on historical activity. The intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The total intrinsic value of stock options exercised was $5,047, $4,084 and $2,251 for years ended December 31, 2018, 2017 and 2016, respectively.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Note 15 — Income Taxes
The Tax Cuts and Jobs Act (the “Act”,) which was enacted on December 22, 2017, made key changes to the U.S. tax law, including the reduction of the U.S. federal corporate tax rate from 35% to 21%. As ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted, the Company remeasured its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is 21%. As a result of the Act, the Company initially recorded a remeasurement of our deferred tax asset of $13,493 in the fourth quarter of 2017. Additionally, during the fourth quarter of 2017, the Company filed an advance consent application for change in accounting method with the Internal Revenue Service (the “IRS”) to change the Company’s tax method of accounting for its Internal Revenue Code (“IRC”) Section 475 loans and securities for which it received affirmative consent from the IRS in the third quarter of 2018. In accordance with Staff Accounting Bulletin (“SAB”) 118, a company may adjust its initial assumptions and judgments, not to exceed one year from enactment, upon obtaining, preparing or analyzing additional information about facts and circumstances that existed as of the enactment date that, if known, would have affected the income tax effects initially reported as provisional amounts. The 2018 adjustment to our deferred tax asset account for the tax rate changes and favorable outcome of the Company’s change in tax method of accounting for its IRC Section 475 loans and securities resulted in a $15,289 tax benefit.
The Company’s pre-tax income is subject to federal income tax and state margin tax at a combined rate of 22% for 2018, and 36% for 2017 and 2016. Income tax expense for 2018, 2017 and 2016, was as follows:

	2018	2017	2016
Current expense	$(10,035)	$56,341	$59,900
Deferred expense	45,957	(4,115)	(6,798)
Impact of Tax Cuts and Jobs Act - net future (income) deductions	(15,289)	12,752	—
Impact of Tax Cuts and Jobs Act - unrealized loss on AFS securities	—	741	—
Total income tax expense	$20,633	$65,719	$53,102

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

At December 31, 2018 and 2017, deferred tax assets and liabilities were due to the following:

	December 31,
	2018	2017
Deferred tax assets:
Allowance for loan losses	$—	$15,168
Deferred compensation arrangements	654	762
Self-funded health insurance	118	251
Non-accrual interest	—	503
Restricted stock and stock options	3,158	2,577
Accrued expenses	627	623
Fair value mark on purchased loans	—	965
Net unrealized loss on securities available for sale	1,770	1,111
Other	928	1,909
	7,255	23,869
Deferred tax liabilities:
Depreciation	(684)	(270)
Partnerships — CRA-purposed private equity funds	—	(941)
Fair value mark on loans	(9,786)	—
Fair value mark on investment securities	(2,033)	—
Net deferred loan costs	(2,183)	—
Fair value mark on subordinated debt	(704)	(743)
Other	(1,634)	(1,675)
	(17,024)	(3,629)
Net deferred tax asset (liability)	$(9,769)	$20,240

As a result of the changes in the income tax accounting treatment for loans, the Bank’s previous net deferred tax asset position changed to a net deferred tax liability position at December 31, 2018. The net deferred tax liability is recorded on the consolidated balance sheets under “other liabilities” and the net deferred tax asset is recorded on the consolidated balance sheets under “other assets.” Management performed an analysis related to the Company’s deferred tax asset for each of the years ended December 31, 2018 and 2017 and, based upon these analyses, no valuation allowance was deemed necessary as of December 31, 2018 or 2017.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Effective tax rates differ from the federal statutory rate of 21% in 2018, and 35% for 2017 and 2016, applied to income before income taxes due to the following:

	At and for the Year Ended December 31,
	2018	2017	2016
Federal statutory rate times financial statement income	$36,713	$54,325	$52,823
Effect of:
State taxes, net of federal benefit	211	239	267
Bank-owned life insurance income	(284)	(423)	(436)
Municipal interest income	(499)	(978)	(1,041)
ESOP shares released	356	541	757
Restricted stock and stock options	(907)	(1,578)	—
Sale of LegacyTexas Insurance Services, Inc.	—	—	640
Deferred tax adjustment due to the Tax Cuts and Jobs Act	(15,289)	13,493	—
Other	332	100	92
Total income tax expense	$20,633	$65,719	$53,102
Effective Tax Rate before deferred tax write-down	20.55%	33.65%	35.18%
Effective Tax Rate	11.80%	42.34%	35.18%

The Company files income tax returns in the U.S. federal jurisdiction and several U.S. state jurisdictions. The Company is generally no longer subject to U.S. federal income tax examinations for tax years prior to 2015.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Note 16 — Related Party Transactions
Loans to executive officers, directors, and their affiliates during 2018 were as follows:

Balance
Beginning balance	$14,404
New loans	—
Effect of changes in composition of related parties	(13,323)
Repayments	(616)
Ending balance	$465

None of the above loans were considered non-performing or potential problem loans. These loans are made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectability. Deposits from executive officers, directors, and their affiliates at December 31, 2018 and 2017 were $21,709 and $39,615, respectively.

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
The Bank and the Company are regulated by the Texas Department of Banking (“TDOB”) and the Board of Governors of the Federal Reserve System (“FRB”). The ability of a subsidiary bank to pay dividends depends on its earnings and capital levels and may be limited by their regulator’s directives or orders. A bank generally must obtain regulatory approval of a dividend if the total dividends declared during the current year, including the proposed dividend, exceed net income for the current year and retained net income for the prior two years.
Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is adequately capitalized, regulatory approval is required to accept brokered deposits. If an institution is undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2018 and 2017, the most recent regulatory notification categorized the Bank and the Company as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category. Management believes that, at December 31, 2018, the Bank and the Company met all capital adequacy requirements to which they were subject.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

	Actual		Required for Capital Adequacy Purposes		To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of 12/31/2018
Total risk-based capital
Company	$1,126,019	13.48%	$668,267	8.00%	$835,334	10.00%
Bank	1,073,807	12.85	668,282	8.00	835,352	10.00
Tier 1 risk-based capital
Company	934,964	11.19	501,200	6.00	501,200	6.00
Bank	1,005,651	12.04	501,211	6.00	668,282	8.00
Common equity tier 1 risk-based capital
Company	922,850	11.05	375,900	4.50	n/a1	n/a1
Bank	1,005,651	12.04	375,908	4.50	542,979	6.50
Tier 1 leverage
Company	934,964	10.76	347,525	4.00	n/a1	n/a1
the Bank	1,005,651	11.57	347,644	4.00	434,555	5.00
As of 12/31/2017
Total risk-based capital
Company	$991,713	11.87%	$668,142	8.00%	$835,178	10.00%
Bank	939,655	11.25	668,096	8.00	835,120	10.00
Tier 1 risk-based capital
Company	796,887	9.54	501,107	6.00	501,107	6.00
Bank	867,424	10.39	501,072	6.00	668,096	8.00
Common equity tier 1 risk-based capital
Company	784,960	9.40	375,830	4.50	n/a1	n/a1
Bank	867,424	10.39	375,804	4.50	542,828	6.50
Tier 1 leverage
Company	796,887	9.17	347,731	4.00	n/a1	n/a1
Bank	867,424	9.98	347,808	4.00	434,759	5.00

[1]	Not applicable

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Note 18 - Commitments and Contingent Liabilities
In the normal course of business, the Company enters into various transactions which, in accordance with US GAAP, are not included in its consolidated balance sheets. The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and standby letters of credit which involve, to varying degrees, elements of credit and interest rate risk. Credit losses up to the face amount of these instruments could occur, although material losses are not anticipated. The Company’s credit policies applied to loan originations are also applied to these commitment requests, including obtaining collateral at the exercise of the commitment.
The contractual amounts of financial instruments with off‑balance sheet risk at December 31, 2018 and 2017, are summarized below. Please see Part II-Item 7- “Off-Balance Sheet Arrangements, Contractual Obligation and Commitments” of this Form 10-K for information related to commitment maturities.

	December 31,
	2018	2017
Unused commitments to extend credit	$1,850,351	$1,600,794
Unused capacity on Warehouse Purchase Program loans	967,096	738,412
Standby letters of credit	46,383	34,091
Total unused commitments/capacity	$2,863,830	$2,373,297

Unused commitments to extend credit - The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Company. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of future loan funding.
Unused capacity on Warehouse Purchase Program loans - In regard to unused capacity on Warehouse Purchase Program loans, the Company has established maximum purchase facility amounts, but reserves the right, at any time, to refuse to buy any mortgage loans offered for sale by each customer, for any reason in the Company’s sole and absolute discretion.
Standby letters of credit - Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.
In addition to the commitments above, the Company guarantees the credit card debt of certain customers to the merchant bank that issues the credit cards. These guarantees are in place for as long as the guaranteed credit card is open. At December 31, 2018 and 2017, these credit card guarantees totaled $1,973 and $5,257, respectively. This amount represents the maximum potential amount of future payments under the guarantee, which the Company is responsible for in the event of customer non-payment.
The Company funds an allowance for credit losses on off-balance sheet lending-related commitments and guarantees on credit card debt through a charge to provision for credit losses on the Company’s consolidated statement of income. At December 31, 2018 and 2017, this allowance for credit losses on off-balance sheet lending-related commitments and guarantees on credit card debt, included in “other liabilities” on the Company’s consolidated balance sheets, totaled $729 and $929 respectively.
In addition to the commitments above, the Company had overdraft protection available in the amounts of $84,504 and $84,727 at December 31, 2018 and 2017, respectively.
The Company, at December 31, 2018, had FHLB letters of credit of $932,200 pledged to secure public deposits, repurchase agreements, and for other purposes required or permitted by law.
At December 31, 2018, the Company had $830 of unfunded commitments recorded in other liabilities in its consolidated balance sheet related to investments in community development-oriented private equity funds used for Community Reinvestment Act purposes. The total investment in these equity funds was $13,197, with an average ownership of 6.2%.

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
The Company maintains a repurchase liability related to residential mortgage loans sold with representations and warranty provisions. This repurchase liability, reported in other liabilities on the consolidated balance sheets, reflects management’s estimate of losses based on historical repurchase and loss trends, as well as other factors that may result in anticipated losses different from historical loss trends. Adjustments to this reserve are recorded in other non-interest expense on the consolidated statements of income. The liability was $117 and $131 at December 31, 2018 and 2017, respectively.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Note 19 - Parent Company Only Condensed Financial Information
Condensed financial information of the Company is as follows:

CONDENSED BALANCE SHEETS
December 31,

	2018	2017
ASSETS
Cash on deposit at subsidiary	$25,756	$26,692
Investment in banking subsidiary	1,177,167	1,042,338
Receivable from banking subsidiary	15,145	12,278
ESOP note receivable and other assets	12,649	13,814
Total assets	$1,230,717	$1,095,122
LIABILITIES AND SHAREHOLDERS’ EQUITY
Borrowings	$135,012	$134,522
Other liabilities	1,338	726
Shareholders’ equity	1,094,367	959,874
Total liabilities and shareholders’ equity	$1,230,717	$1,095,122

CONDENSED STATEMENTS OF INCOME
December 31,

	2018	2017	2016
Cash dividends from subsidiary	$29,500	$35,000	$—
Excess of earnings over dividend from subsidiary	134,256	61,341	103,572
Interest income on ESOP loan	436	449	487
Interest income on subordinated debt	18	13	11
	164,210	96,803	104,070
Interest expense	7,968	7,819	6,040
Operating expenses	3,378	3,754	3,236
Earnings before income tax benefit	152,864	85,230	94,794
Income tax benefit	1,325	4,264	3,027
Net income	$154,189	$89,494	$97,821

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
December 31,

	2018	2017	2016
Cash flows from operating activities
Net income	$154,189	$89,494	$97,821
Adjustments to reconcile net income to net cash from operating activities:
Excess of earnings over dividend from subsidiary	(134,256)	(61,341)	(103,572)
Amortization	490	490	530
Activity in share-based compensation plans	4,087	5,501	3,152
Net change in other assets	757	(207)	(481)
Net change in other liabilities	612	(35)	(38)
Net cash provided by (used in) operating activities	25,879	33,902	(2,588)
Cash flows from investing activities
Capital contribution (to) subsidiary	—	—	(49,000)
Payments received on ESOP notes receivable	406	393	981
Net cash provided by (used in) investing activities	406	393	(48,019)
Cash flows from financing activities
Proceeds from borrowings	—	—	73,439
Repayments of borrowings	—	—	(24,929)
Net issuance of common stock under employee stock plans	6,619	4,712	3,755
Payment of dividends	(33,840)	(29,277)	(27,676)
Net cash provided by (used in) financing activities	(27,221)	(24,565)	24,589
Net change in cash and cash equivalents	(936)	9,730	(26,018)
Beginning cash and cash equivalents	26,692	16,962	42,980
Ending cash and cash equivalents	$25,756	$26,692	$16,962

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Note 20 - Quarterly Financial Data (Unaudited)

	Interest Income	Interest Expense	Net Interest Income	Provision for Credit Losses	Securities Gains and (Losses)	Net Income		Earnings per Share
								Basic	Diluted
2018
First quarter	$95,666	$17,053	$78,613	$15,663	$(128)	$25,762		0.55	0.54
Second quarter	103,991	20,062	83,929	17,478	—	27,837		0.59	0.58
Third quarter	108,147	22,480	85,667	2,656	(10)	42,821		0.91	0.89
Fourth quarter	107,178	22,879	84,299	—	—	57,769	[1]	1.22	1.21
2017
First quarter	$87,536	$10,988	$76,548	$22,301	$(19)	$18,190		0.39	0.38
Second quarter	88,747	13,027	75,720	6,255	—	27,935		0.60	0.59
Third quarter	94,463	15,499	78,964	7,157	(20)	28,709		0.61	0.61
Fourth quarter	96,111	15,912	80,199	3,743	—	14,660	[1]	0.31	0.31

[1]
Includes one-time income tax adjustments consisting of a $13,493 expense to adjust the Company’s deferred tax asset (recorded in the fourth quarter of 2017), as well as a $15,289 benefit related to tax rate changes and the favorable outcome of the Company’s change in its tax method of accounting for its IRC Section 475 loans and securities (recorded in the fourth quarter of 2018), all related to the December 22, 2017 enactment of the Tax Cuts and Jobs Act.

LEGACYTEXAS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data) (Continued)

Note 21 — Subsequent Events
The Company evaluated events from the date of the consolidated financial statements on December 31, 2018 through the issuance of those consolidated financial statements included in this Annual Report on Form 10-K dated February 7, 2019.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) as of December 31, 2018, was carried out under the supervision and with the participation of our Chief Executive Officer, Principal Financial Officer and several other members of our senior management. Our Chief Executive Officer and Principal Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the Company’s systems of internal control over financial reporting as of December 31, 2018. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management believes that, as of December 31, 2018, the Company maintained effective internal control over financial reporting based on those criteria. The Company’s independent registered public accounting firm that audited the financial statements included in this annual report on Form 10-K has issued an attestation report on the Company’s internal control over financial reporting. The attestation report of Ernst & Young LLP appears below.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of LegacyTexas Financial Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited LegacyTexas Financial Group, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, LegacyTexas Financial Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of LegacyTexas Financial Group, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”) of the Company and our report dated February 7, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Dallas, Texas
February 7, 2019

(c)
Changes in Internal Control Over Financial Reporting: During the quarter ended December 31, 2018, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Directors and Executive Officers. The information concerning our directors required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on May 20, 2019, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year. Information required by this item regarding the audit committee of the Company’s Board of Directors, including information regarding the audit committee financial expert serving on the audit committee, is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on May 20, 2019, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year. Information about our executive officers is contained under the caption “Executive Officers” in Part I of this Form 10-K, and is incorporated herein by this reference.
Section 16(a) Beneficial Ownership Reporting Compliance. The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent shareholders required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on May 20, 2019, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.
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
The information concerning compensation required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on May 20, 2019, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information concerning security ownership of certain beneficial owners and management and our equity incentive plan required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on May 20, 2019, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year. Information regarding our equity compensation plans is included in Item 5 of this Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on May 20, 2019, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services
The information concerning principal accountant fees and services is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on May 20, 2019, a copy of which will be filed not later than 120 days after the end of our fiscal year.

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

10.4
Change in Control and Severance Benefits Agreement entered into between the Registrant and Mays Davenport (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 25, 2013 (File No. 001-34737)).

10.5
Form of Change In Control and Severance Benefits Agreement entered into between the Registrant and the following executive officers: Scott A. Almy, Charles D. Eikenberg, Thomas S. Swiley, and Mark L. Williamson (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 2, 2013 (File No. 001-34737)).

10.6
Amended and Restated Executive Employment Agreement entered into by the Registrant on December 2, 2013 with Kevin J. Hanigan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 2, 2013 (File No. 001-34737)).

10.7	Registrant's 2007 Equity Incentive Plan (incorporated herein by reference to Appendix A to the proxy statement filed with the SEC on March 30, 2007 (File No. 001-32992))

10.8	Registrant's 2012 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s proxy statement filed with the SEC on April 4, 2012 (File No. 001-34737))

10.9
Form of Incentive Stock Option Agreement under the 2012 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on June 14, 2012 (File No. 333-182122))

10.10
Form of Non-Qualified Stock Option Agreement under the 2012 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on June 14, 2012 (File No. 333-182122))

10.11
Form of Restricted Stock Agreement (Time-Based) under the 2012 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on June 14, 2012 (File No. 333-182122))

10.12
Form of Restricted Stock Agreement (Performance-Based) under the 2012 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on June 14, 2012 (File No. 333-182122))

10.13
Form of 2012 Equity Incentive Plan Restricted Stock Award and Non-Solicitation Agreement (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 26, 2016 (File No. 001-34737))

10.14
Form of 2012 Equity Incentive Plan Non-Employee Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 26, 2016 (File No. 001-34737))

10.15	Registrant's 2017 Omnibus Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s proxy statement filed with the SEC on April 14, 2017 (File No. 001-34737))

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

11	Statement regarding computation of per share earnings (See Note 4 of the Notes to Consolidated Audited Financial Statements included in this Form 10-K).

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney (on signature page)

31.1	Rule 13a — 14(a)/15d — 14(a) Certification (Chief Executive Officer)

31.2	Rule 13a — 14(a)/15d — 14(a) Certification (Principal Financial Officer)

32	Section 1350 Certifications

101
Financial statements from Annual Report on Form 10-K of the Registrant for the year ended December 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Audited Financial Statements. An instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

LEGACYTEXAS FINANCIAL GROUP, INC. (Registrant)
Date:	February 7, 2019	By:	/s/ Kevin J. Hanigan
Kevin J. Hanigan
President and Chief Executive Officer (Principal Executive Officer)
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Kevin J. Hanigan and J. Mays Davenport his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him/her and in his/her name, place and stead, in any and all capacities, to sign any amendment to LegacyTexas Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming said attorney-in-fact and agent or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Anthony J. LeVecchio	Date:	February 7, 2019
Anthony J. LeVecchio, Chairman of the Board and Director

/s/ Arcilia Acosta	Date:	February 7, 2019
Arcilia Acosta, Director

/s/ George A. Fisk	Date:	February 7, 2019
George A. Fisk, Director

/s/ Bruce W. Hunt	Date:	February 7, 2019
Bruce W. Hunt, Director

/s/ James Brian McCall	Date:	February 7, 2019
James Brian McCall, Director

/s/ Karen H. O’Shea	Date:	February 7, 2019
Karen H. O’Shea, Director

/s/ Greg Wilkinson	Date:	February 7, 2019
Greg Wilkinson, Director

/s/ J. Mays Davenport	Date:	February 7, 2019
J. Mays Davenport, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)