Form 10-Q
period 2019-03-31
LegacyTexas Financial Group, Inc.
filed 2019-04-23
CIK 1487052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Registrant’s telephone number, including area code: (972) 578-5000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class: Common Stock	Shares Outstanding as of April 22, 2019:
48,704,070

LEGACYTEXAS FINANCIAL GROUP, INC.
FORM 10-Q
March 31, 2019

PART 1 - FINANCIAL INFORMATION        Item 1. Financial Statements
LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
ASSETS	(unaudited)
Cash and due from financial institutions	$55,472	$60,416
Short-term interest-bearing deposits in other financial institutions	219,051	208,777
Total cash and cash equivalents	274,523	269,193
Securities available for sale, at fair value	479,426	471,746
Securities held to maturity (fair value: March 31, 2019 — $135,460; December 31, 2018— $144,791)	135,276	146,046
Loans held for sale, at fair value	11,380	23,193
Loans held for investment:
Loans held for investment (net of allowance for loan losses of $77,530 at March 31, 2019 and $67,428 at December 31, 2018)	6,878,019	6,733,692
Loans held for investment - Warehouse Purchase Program	1,096,160	960,404
Total loans held for investment	7,974,179	7,694,096
Federal Home Loan Bank (“FHLB”) stock and other restricted securities, at cost	56,044	56,226
Bank-owned life insurance	59,377	59,036
Premises and equipment, net	107,684	73,073
Goodwill	178,559	178,559
Other assets	69,624	79,974
Total assets	$9,346,072	$9,051,142
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand	$1,752,694	$1,773,762
Interest-bearing demand	884,494	826,755
Savings and money market	2,492,226	2,455,787
Time	1,948,011	1,785,411
Total deposits	7,077,425	6,841,715
FHLB advances	820,084	825,409
Repurchase agreements	37,277	50,340
Subordinated debt	135,135	135,012
Accrued expenses and other liabilities	155,064	104,299
Total liabilities	8,224,985	7,956,775
Commitments and contingent liabilities (See Note 11)
Shareholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized; 0 shares issued — March 31, 2019 and December 31, 2018	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; 48,704,070 shares issued — March 31, 2019 and 48,505,261 shares issued — December 31, 2018	487	485
Additional paid-in capital	625,405	619,983
Retained earnings	508,887	491,948
Accumulated other comprehensive income (loss), net	(2,433)	(6,658)
Unearned Employee Stock Ownership Plan (ESOP) shares; 1,125,902 shares at March 31, 2019 and 1,139,140 shares at December 31, 2018	(11,259)	(11,391)
Total shareholders’ equity	1,121,087	1,094,367
Total liabilities and shareholders’ equity	$9,346,072	$9,051,142
See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Interest and dividend income
Loans, including fees	$100,301	$90,631
Taxable securities	3,602	2,911
Nontaxable securities	343	675
Interest-bearing deposits in other financial institutions	1,277	969
FHLB and FRB stock and other	581	480
	106,104	95,666
Interest expense
Deposits	18,215	12,032
FHLB advances	4,456	2,680
Repurchase agreements and other borrowings	2,269	2,341
	24,940	17,053
Net interest income	81,164	78,613
Provision for credit losses	9,800	15,663
Net interest income after provision for credit losses	71,364	62,950
Non-interest income
Service charges and other fees	7,255	7,927
Net gain on sale of mortgage loans held for sale	1,525	1,809
Bank-owned life insurance income	482	447
Net gain (loss) on securities transactions	6	(128)
Gain (loss) on sale and disposition of assets	(14)	2,213
Other	640	630
	9,894	12,898
Non-interest expense
Salaries and employee benefits	26,871	27,076
Advertising	903	888
Occupancy and equipment	3,899	3,860
Outside professional services	1,285	1,250
Regulatory assessments	618	1,154
Data processing	5,933	4,703
Office operations	2,335	2,300
Other	2,463	2,648
	44,307	43,879
Income before income tax expense	36,951	31,969
Income tax expense	7,871	6,207
Net income	$29,080	$25,762

Earnings per share:
Basic	$0.61	$0.55
Diluted	$0.61	$0.54
Dividends declared per share	$0.25	$0.16

See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2019	2018
Net income	$29,080	$25,762
Change in unrealized gains (losses) on securities available for sale	5,353	(4,845)
Reclassification of amount realized through securities transactions	(6)	128
Tax effect	(1,122)	988
Reclassification of income tax effects of the Tax Cuts and Jobs Act (see Note 10 for more information)	—	(741)
Other comprehensive income (loss), net of tax	4,225	(4,470)
Comprehensive income	$33,305	$21,292

See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)
(Dollars in thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Unearned ESOP Shares	Total Shareholders’ Equity
For the three months ended March 31, 2019
Balance at January 1, 2019	$485	$619,983	$491,948	$(6,658)	$(11,391)	$1,094,367
Net income	—	—	29,080	—	—	29,080
Other comprehensive income, net of tax	—	—	—	4,225	—	4,225
Dividends declared ($0.25 per share)	—	—	(12,141)	—	—	(12,141)
ESOP shares earned (13,238 shares)	—	385	—	—	132	517
Share-based compensation expense	—	2,550	—	—	—	2,550
Activity in employee stock plans (198,809 shares)	2	2,487	—	—	—	2,489
Balance at March 31, 2019	$487	$625,405	$508,887	$(2,433)	$(11,259)	$1,121,087

For the three months ended March 31, 2018
Balance at January 1, 2018	$481	$603,884	$370,858	$(3,429)	$(11,920)	$959,874
Net income	—	—	25,762	—	—	25,762
Other comprehensive (loss), net of tax	—	—	—	(4,470)	—	(4,470)
Reclassification of income tax effects of the Tax Cuts and Jobs Act (see Note 10 for more information)	—	—	741	—	—	741
Dividends declared ($0.16 per share)	—	—	(7,708)	—	—	(7,708)
ESOP shares earned (13,238 shares)	—	447	—	—	131	578
Share-based compensation expense	—	2,055	—	—	—	2,055
Activity in employee stock plans (147,576 shares)	2	2,660	—	—	—	2,662
Balance at March 31, 2018	$483	$609,046	$389,653	$(7,899)	$(11,789)	$979,494

See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$29,080	$25,762
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	9,800	15,663
Depreciation and amortization	2,760	1,738
Deferred tax benefit	(4,614)	(460)
Premium amortization and accretion of securities, net	980	1,031
Accretion related to acquired loans	(255)	(513)
Net (gain) loss on securities transactions	(6)	128
ESOP compensation expense	517	578
Share-based compensation expense	2,550	2,055
Excess tax benefit on vesting of stock awards	74	528
Net gain on loans held for sale	(1,525)	(1,809)
Loans originated or purchased for sale	(32,172)	(49,428)
Proceeds from sale of loans held for sale	45,510	36,821
FHLB stock dividends	(287)	(171)
Bank-owned life insurance income	(482)	(447)
(Gain) loss on sale and disposition of repossessed assets, premises and equipment	14	64
Net change in deferred loan fees/costs	(421)	(1,250)
Net change in accrued interest receivable	(4,403)	274
Net change in other assets	12,406	(2,338)
Net change in other liabilities	19,628	19,979
Net cash provided by operating activities	79,154	48,205
Cash flows from investing activities
Available-for-sale securities:
Maturities, prepayments and calls	320,617	118,661
Purchases	(347,545)	(136,007)
Proceeds from sale of AFS securities	23,886	—
Held-to-maturity securities:
Maturities, prepayments and calls	10,507	16,385
Originations of Warehouse Purchase Program loans	(3,874,762)	(4,972,238)
Proceeds from pay-offs of Warehouse Purchase Program loans	3,739,006	5,273,244
Net change in loans held for investment, excluding Warehouse Purchase Program loans	(153,830)	(97,968)
Redemption of FHLB and Federal Reserve Bank stock and other	469	18,119
Purchases of premises and equipment	(728)	(2,320)
Proceeds from sale of assets	886	356
Net cash provided by (used in) investing activities	(281,494)	218,232

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from financing activities
Net change in deposits	235,710	186,724
Proceeds from FHLB advances	815,000	390,000
Repayments on FHLB advances	(820,325)	(828,601)
Repayments of borrowings	(13,063)	(8,066)
Payment of dividends	(12,141)	(7,708)
Activity in employee stock plans	2,489	2,662
Net cash provided by (used in) financing activities	207,670	(264,989)
Net change in cash and cash equivalents	5,330	1,448
Beginning cash and cash equivalents	269,193	293,456
Ending cash and cash equivalents	$274,523	$294,904
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$286	$122
Leased assets obtained in exchange for new operating lease liabilities	$36,503	$—
See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 1 - Basis of Financial Statement Presentation
The accompanying consolidated interim financial statements of LegacyTexas Financial Group, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal and recurring adjustments which are considered necessary to fairly present the results for the interim periods presented have been included. Certain items in prior periods were reclassified to conform to the current presentation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”). Interim results are not necessarily indicative of results for a full year.
In preparing the financial statements, management is required to make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Company in preparation of its consolidated financial statements, refer to the 2018 Form 10-K.
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

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 2 - Revenue Recognition

Revenue recognized from contracts with customers, which is accounted for under Accounting Standards Codification (“ASC”) 606, is entirely included in the Company’s non-interest income. Interest income and certain types of non-interest income are not accounted for under ASC 606 as it is accounted for under other accounting standards. Significant revenue streams recognized by the Company from contracts with customers accounted for under ASC 606 for the three months ended March 31, 2019 and 2018, are below:

		Three Months Ended March 31,
		2019	2018
Card services income	(a)	$3,012	$3,058
Service charges on deposits	(b)	1,972	1,773
Title income	(c)	786	1,057
Losses on the sale of other real estate owned	(d)	(5)	(40)

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

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 3 - Earnings Per Common Share
Basic earnings per common share is computed by dividing net income (which has been adjusted for distributed and undistributed earnings to participating securities) by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unvested restricted stock awards. Unvested restricted stock awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in ASC 260-10-45-60B. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock awards and options) were exercised or converted to common stock, or resulted in the issuance of common stock that then shared in the Company’s earnings. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unexercised stock options and unvested restricted stock awards. The dilutive effect of the unexercised stock options and unvested restricted stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. A reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,
	2019	2018
Basic earnings per share:
Numerator:
Net income	$29,080	$25,762
Distributed and undistributed earnings to participating securities	(125)	(75)
Income available to common shareholders	$28,955	$25,687
Denominator:
Weighted average common shares outstanding	48,585,553	48,197,596
Less: Average unallocated ESOP shares	(1,134,580)	(1,187,533)
Average unvested restricted stock awards	(204,691)	(137,730)
Average shares for basic earnings per share	47,246,282	46,872,333
Basic earnings per common share	$0.61	$0.55
Diluted earnings per share:
Numerator:
Income available to common shareholders	$28,955	$25,687
Denominator:
Average shares for basic earnings per share	47,246,282	46,872,333
Dilutive effect of share-based compensation plan	589,411	692,254
Average shares for diluted earnings per share	47,835,693	47,564,587
Diluted earnings per common share	$0.61	$0.54
Share awards excluded in the computation of diluted earnings per share because the exercise price was greater than the common stock average market price and were therefore antidilutive	469,208	184,000

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 4 - Securities
The amortized cost, related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and the fair value of securities available for sale (“AFS”) were as follows:

March 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency residential mortgage-backed securities [1]	$143,072	$244	$2,134	$141,182
Agency commercial mortgage-backed securities [1]	8,436	—	88	8,348
Agency residential collateralized mortgage obligations [1]	308,655	1,435	2,649	307,441
Municipal bonds	22,343	166	54	22,455
Total securities	$482,506	$1,845	$4,925	$479,426
December 31, 2018
Agency residential mortgage-backed securities [1]	$153,671	$283	$4,083	$149,871
Agency commercial mortgage-backed securities [1]	9,063	—	143	8,920
Agency residential collateralized mortgage obligations [1]	284,886	603	4,850	280,639
US government and agency securities	1,500	43	—	1,543
Municipal bonds	31,053	87	367	30,773
Total securities	$480,173	$1,016	$9,443	$471,746

[1]	Mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
The amortized cost (carrying amount), related gross unrealized gains and losses and fair value of securities held to maturity (“HTM”) were as follows:

March 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency residential mortgage-backed securities [1]	$50,791	$489	$595	$50,685
Agency commercial mortgage-backed securities [1]	21,740	177	15	21,902
Agency residential collateralized mortgage obligations [1]	15,813	49	76	15,786
Municipal bonds	46,932	305	150	47,087
Total securities	$135,276	$1,020	$836	$135,460
December 31, 2018
Agency residential mortgage-backed securities [1]	$53,377	$266	$1,151	$52,492
Agency commercial mortgage-backed securities [1]	21,872	60	167	21,765
Agency residential collateralized mortgage obligations [1]	17,645	25	124	17,546
Municipal bonds	53,152	305	469	52,988
Total securities	$146,046	$656	$1,911	$144,791

[1]	Mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The amortized cost (carrying amount) and fair value of held to maturity debt securities and the fair value of available for sale debt securities at March 31, 2019 by contractual maturity are set forth in the table below. Securities with contractual payments not due at a single maturity date, including mortgage-backed securities and collateralized mortgage obligations, are shown separately. During the quarter ended March 31, 2019, the Company adopted Accounting Standards Update (“ASU”) 2017-08, Premium Amortization on Purchased Callable Debt, which required certain premiums on callable debt securities to be amortized to the earliest call date. The amortization period for callable debt securities purchased at a discount was not impacted by this ASU. The adoption of this ASU did not have a significant impact on the Company’s financial statements and disclosures.

	HTM		AFS
	Amortized Cost	Fair Value	Fair Value
Due in one year or less	$966	$973	$1,802
Due after one to five years	17,904	18,046	7,093
Due after five to ten years	27,168	27,166	11,360
Due after ten years	894	902	2,200
Agency residential mortgage-backed securities	50,791	50,685	141,182
Agency commercial mortgage-backed securities	21,740	21,902	8,348
Agency residential collateralized mortgage obligations	15,813	15,786	307,441
Total	$135,276	$135,460	$479,426

Securities with a carrying value of $217,063 and $211,198 at March 31, 2019 and December 31, 2018, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.
At March 31, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies of U.S. Government Sponsored Enterprises, in an amount greater than 10% of shareholders’ equity.
Securities sales activity during the three months ended March 31, 2019 or 2018 is shown below. All securities sold were classified as available for sale, and gains and losses are recorded using the specific-identification method.

	Three Months Ended March 31,
	2019	2018
Proceeds	$23,886	$—
Gross gains	161	—
Gross losses	155	—
Tax expense of securities gains/losses	1	—

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Securities with unrealized losses at March 31, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

AFS	Less than 12 Months		12 Months or More		Total
March 31, 2019	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency residential mortgage-backed securities [1]	$1,112	$6	$121,158	$2,128	$122,270	$2,134
Agency commercial mortgage-backed securities [1]	—	—	8,348	88	8,348	88
Agency residential collateralized mortgage obligations [1]	5,456	6	165,800	2,643	171,256	2,649
Municipal bonds	988	7	8,734	47	9,722	54
Total temporarily impaired	$7,556	$19	$304,040	$4,906	$311,596	$4,925
December 31, 2018
Agency residential mortgage-backed securities [1]	$4,770	$27	$123,413	$4,056	$128,183	$4,083
Agency commercial mortgage-backed securities [1]	—	—	8,921	143	8,921	143
Agency residential collateralized mortgage obligations [1]	32,668	195	153,131	4,655	185,799	4,850
Municipal bonds	6,326	59	16,260	308	22,586	367
Total temporarily impaired	$43,764	$281	$301,725	$9,162	$345,489	$9,443

HTM	Less than 12 Months		12 Months or More		Total
March 31, 2019	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency residential mortgage-backed securities [1]	$—	$—	$29,206	$595	$29,206	$595
Agency commercial mortgage-backed securities [1]	—	—	11,960	15	11,960	15
Agency residential collateralized mortgage obligations [1]	—	—	7,088	76	7,088	76
Municipal bonds	—	—	15,581	150	15,581	150
Total temporarily impaired	$—	$—	$63,835	$836	$63,835	$836
December 31, 2018
Agency residential mortgage-backed securities [1]	$5,002	$15	$30,180	$1,136	$35,182	$1,151
Agency commercial mortgage-backed securities [1]	6,465	41	6,964	126	13,429	167
Agency residential collateralized mortgage obligations [1]	3,994	11	6,213	113	10,207	124
Municipal bonds	7,131	17	20,244	452	27,375	469
Total temporarily impaired	$22,592	$84	$63,601	$1,827	$86,193	$1,911

[1]	Mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
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
As of March 31, 2019, 243 securities had unrealized losses, 238 of which had been in an unrealized loss position for over 12 months at March 31, 2019. The Company does not believe these unrealized losses are other-than-temporary and expects full collection of the carrying amount of these securities. At March 31, 2019, the Company does not intend to sell the securities in an unrealized loss position, and it is not more-likely-than-not that the Company will be required to sell the securities prior to recovery of amortized cost. All principal and interest payments are being received on time and in full.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 5 - Loans
Loans consist of the following.

	March 31, 2019	December 31, 2018
Loans held for sale, at fair value	$11,380	$23,193

Loans held for investment:
Commercial real estate	$3,122,726	$3,026,754
Commercial and industrial	2,070,715	2,057,791
Construction and land	282,463	270,629
Consumer real estate	1,423,095	1,390,378
Other consumer	45,732	45,171
Gross loans held for investment, excluding Warehouse Purchase Program	6,944,731	6,790,723
Net of:
Deferred costs (fees) and discounts, net	10,818	10,397
Allowance for loan losses	(77,530)	(67,428)
Net loans held for investment, excluding Warehouse Purchase Program	6,878,019	6,733,692
Warehouse Purchase Program	1,096,160	960,404
Total loans held for investment	$7,974,179	$7,694,096

Activity in the allowance for loan losses for the three months ended March 31, 2019 and 2018, segregated by portfolio segment and evaluation for impairment, is set forth below. The below activity does not include Warehouse Purchase Program loans, which are collectively evaluated for impairment and are purchased under several contractual requirements, providing safeguards to the Company. To date, the Company has not experienced a loss on its Warehouse Purchase Program loans and no allowance for loan losses has been allocated to them. At March 31, 2019 and 2018, the allowance for loan impairment related to purchased credit impaired (“PCI”) loans totaled $252 and $314, respectively.

For the three months ended March 31, 2019	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance	$20,045	$36,398	$3,910	$5,843	$1,232	$67,428
Charge-offs	—	(92)	—	(23)	(244)	(359)
Recoveries	—	555	—	20	47	622
Provision expense (benefit)	1,480	7,860	(73)	232	340	9,839
Ending balance	$21,525	$44,721	$3,837	$6,072	$1,375	$77,530
Allowance ending balance:
Individually evaluated for impairment	$10	$19,141	$—	$224	$26	$19,401
Collectively evaluated for impairment	21,515	25,580	3,837	5,848	1,349	58,129
Loans:
Individually evaluated for impairment	6,623	49,259	—	2,660	5	58,547
Collectively evaluated for impairment	3,115,879	2,021,358	282,463	1,419,744	45,553	6,884,997
PCI loans	224	98	—	691	174	1,187
Ending balance	$3,122,726	$2,070,715	$282,463	$1,423,095	$45,732	$6,944,731

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

For the three months ended March 31, 2018	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance	$21,587	$39,005	$4,644	$4,838	$1,227	$71,301
Charge-offs	(3)	(12,236)	—	—	(288)	(12,527)
Recoveries	—	22	—	11	66	99
Provision expense (benefit)	(46)	15,973	(706)	180	234	15,635
Ending balance	$21,538	$42,764	$3,938	$5,029	$1,239	$74,508
Allowance ending balance:
Individually evaluated for impairment	$56	$11,250	$—	$226	$30	$11,562
Collectively evaluated for impairment	21,482	31,514	3,938	4,803	1,209	62,946
Loans:
Individually evaluated for impairment	3,748	40,453	—	2,911	23	47,135
Collectively evaluated for impairment	3,047,695	1,926,847	252,213	1,248,769	43,080	6,518,604
PCI loans	2,307	143	—	753	181	3,384
Ending balance	$3,053,750	$1,967,443	$252,213	$1,252,433	$43,284	$6,569,123
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
Changes in the allowance for off-balance sheet credit losses on lending-related commitments and guarantees on credit card debt, included in “accrued expenses and other liabilities” on the consolidated balance sheets, are summarized in the following table. Please see Note 11 - Commitments and Contingent Liabilities for more information.

	Three Months Ended March 31,
	2019	2018
Beginning balance	$729	$929
Charge-offs on lending-related commitments	—	—
Provision (benefit) for credit losses on lending-related commitments	(39)	28
Ending balance	$690	$957

Impaired loans at March 31, 2019 and December 31, 2018, were as follows1:

March 31, 2019	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial real estate	$6,641	$6,623	$—	$6,623	$—
Commercial and industrial	49,779	1,569	47,690	49,259	19,141
Consumer real estate	3,155	2,656	4	2,660	4
Other consumer	20	—	5	5	4
Total	$59,595	$10,848	$47,699	$58,547	$19,149
December 31, 2018
Commercial real estate	$177	$159	$—	$159	$—
Commercial and industrial	17,124	1,844	14,864	16,708	4,109
Consumer real estate	2,865	2,370	5	2,375	4
Other consumer	35	—	3	3	3
Total	$20,201	$4,373	$14,872	$19,245	$4,116

[1]	No Warehouse Purchase Program loans were impaired at March 31, 2019 or December 31, 2018. Loans reported do not include PCI loans.
Income on impaired loans for the three months ended March 31, 2019 and 2018, was as follows1:

	Three Months Ended March 31,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate	$1,774	$2	$3,879	$2
Commercial and industrial	24,552	—	63,294	—
Consumer real estate	2,515	10	2,952	8
Other consumer	4	—	29	1
Total	$28,845	$12	$70,154	$11

[1]	Loans reported do not include PCI loans.
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
No loans past due over 90 days were still accruing interest at March 31, 2019. Loans past due over 90 days that were still accruing interest at December 31, 2018 totaled $58, which consisted entirely of PCI loans. At March 31, 2019, no PCI loans were considered non-performing loans. No Warehouse Purchase Program loans were non-performing at March 31, 2019 or December 31, 2018. Non-performing (nonaccrual) loans were as follows:

	March 31, 2019	December 31, 2018
Commercial real estate	$6,623	$159
Commercial and industrial	49,261	16,710
Consumer real estate	5,123	5,506
Other consumer	21	46
Total	$61,028	$22,421

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
The outstanding balances of TDRs are shown below:

	March 31, 2019	December 31, 2018
Nonaccrual TDRs(1)	$8,479	$1,160
Performing TDRs (2)	857	926
Total	$9,336	$2,086
Outstanding commitments to lend additional funds to borrowers with TDR loans	—	—

[1]	Nonaccrual TDR loans are included in the nonaccrual loan totals.

[2]	Performing TDR loans are loans that have been performing under the restructured terms for at least six months and the Company is accruing interest on these loans.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The following tables provide the recorded balances of loans modified as a TDR during the three months ended March 31, 2019 and 2018.

Three Months Ended March 31, 2019	Principal Deferrals
Commercial and industrial	$7,401
Other consumer	3
Total	$7,404
Three Months Ended March 31, 2018
Commercial and industrial	$83
Total	$83

No loans modified as a TDR during the three months ended March 31, 2019 or 2018, experienced a subsequent payment default in the preceding twelve months. A payment default is defined as a loan that was 90 days or more past due.
Loans acquired with evidence of credit quality deterioration at acquisition, for which it was probable that the Company would not be able to collect all contractual amounts due, were accounted for as PCI loans. The carrying amount of PCI loans included in the consolidated balance sheets and the related outstanding balances at March 31, 2019 and December 31, 2018 are set forth in the table below. The outstanding balance represents the total amount owed, including accrued but unpaid interest, and any amounts previously charged off.

	March 31, 2019	December 31, 2018
Carrying amount [1]	$935	$939
Outstanding balance	1,129	1,170

[1]	The carrying amounts are reported net of allowance for loan losses of $252 and $250 as of March 31, 2019 and December 31, 2018.
Changes in the accretable yield for PCI loans for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
	2019	2018
Beginning balance	$624	$2,279
Reclassifications from nonaccretable	35	51
Disposals	—	(64)
Accretion	(50)	(99)
Balance at end of period	$609	$2,167

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Below is an analysis of the age of recorded investment in loans that were past due at March 31, 2019 and December 31, 2018. No Warehouse Purchase Program loans were delinquent at March 31, 2019 or December 31, 2018 and therefore are not included in the following tables.

March 31, 2019	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Loans Past Due	Current Loans [1]	Total Loans
Commercial real estate	$11,667	$484	$—	$12,151	$3,110,575	$3,122,726
Commercial and industrial	10,344	86	37	10,467	2,060,248	2,070,715
Construction and land	558	—	—	558	281,905	282,463
Consumer real estate	25,784	724	802	27,310	1,395,785	1,423,095
Other consumer	295	138	—	433	45,299	45,732
Total	$48,648	$1,432	$839	$50,919	$6,893,812	$6,944,731
December 31, 2018
Commercial real estate	$6	$—	$—	$6	$3,026,748	$3,026,754
Commercial and industrial	289	—	217	506	2,057,285	2,057,791
Construction and land	557	—	—	557	270,072	270,629
Consumer real estate	18,885	4,241	1,632	24,758	1,365,620	1,390,378
Other consumer	271	15	29	315	44,856	45,171
Total	$20,008	$4,256	$1,878	$26,142	$6,764,581	$6,790,723

[1]	Includes acquired PCI loans with a total carrying value of $1,130 and $1,120 at March 31, 2019 and December 31, 2018, respectively.
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

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The recorded investment in loans by credit quality indicators at March 31, 2019 and December 31, 2018, was as follows:
Real Estate and Commercial and Industrial Credit Exposure
Credit Risk Profile by Internally Assigned Grade

March 31, 2019	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate
Grade: [1]
Pass	$3,094,100	$1,917,294	$282,463	$1,414,122
Special Mention	20,561	57,065	—	2,714
Substandard	8,065	96,354	—	5,927
Doubtful	—	2	—	332
Total	$3,122,726	$2,070,715	$282,463	$1,423,095
December 31, 2018
Grade: [1]
Pass	$3,007,810	$1,935,786	$270,629	$1,382,388
Special Mention	17,322	56,016	—	1,218
Substandard	1,622	65,987	—	6,429
Doubtful	—	2	—	343
Total	$3,026,754	$2,057,791	$270,629	$1,390,378

[1]	PCI loans are included in the substandard or doubtful categories. These categories are consistent with the “substandard” and “doubtful” categories as defined by regulatory authorities.
Warehouse Purchase Program Credit Exposure
All Warehouse Purchase Program loans were graded pass as of March 31, 2019 and December 31, 2018.
Other Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

	March 31, 2019	December 31, 2018
Performing	$45,711	$45,125
Non-performing	21	46
Total	$45,732	$45,171

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
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Fair Value Measurements Using Level 2
	March 31, 2019	December 31, 2018
Assets:
Agency residential mortgage-backed securities	$141,182	$149,871
Agency commercial mortgage-backed securities	8,348	8,920
Agency residential collateralized mortgage obligations	307,441	280,639
US government and agency securities	—	1,543
Municipal bonds	22,455	30,773
Total securities available for sale	$479,426	$471,746

Loans held for sale [1]	$11,380	$23,193
Derivative financial instruments:
Interest rate lock commitments	699	459
Forward mortgage-backed securities trades	5	—
Loan customer counterparty	1,704	578
Financial institution counterparty	536	1,118
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	—	—
Forward mortgage-backed securities trades	231	163
Loan customer counterparty	536	1,118
Financial institution counterparty	1,704	578

[1]
At March 31, 2019 and December 31, 2018, loans held for sale had an aggregate outstanding principal balance of $10,975 and $22,402, respectively. There were no mortgage loans held for sale that were 90 days or greater past due or on non-accrual at March 31, 2019 or December 31, 2018.

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
Assets and Liabilities Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below. There were no liabilities measured at fair value on a non-recurring basis at March 31, 2019 or December 31, 2018.

	Fair Value Measurements Using Level 3
	March 31, 2019	December 31, 2018
Assets:
Impaired loans	$28,550	$10,756
Foreclosed assets:
Consumer real estate	176	720
Other	606	613

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
Foreclosed assets - These loans are measured at the lower of book or fair value less costs to sell using third party appraisals, listing agreements or sale contracts, which may be adjusted by additional Level 3 inputs, such as discounts of market value, estimated marketing costs and estimated legal expenses. Management may also consider additional adjustments on specific properties due to the age of the appraisal, expected holding period, lack of comparable sales, or if the other real estate owned is a special use property. At March 31, 2019, the Company had $852 in residential mortgage loans in the process of foreclosure.
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
Fair value of financial instruments not recorded at fair value
The carrying amount and fair value information of financial instruments not recorded at fair value in their entirety on a recurring basis on the Company’s consolidated balance sheets at March 31, 2019 and at December 31, 2018, were as follows:

		Fair Value Measurement Using
March 31, 2019	Carrying Amount	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$274,523	$274,523	$—	$—
Securities held to maturity	135,276	—	135,460	—
Loans held for investment, net	6,878,019	—	—	6,807,813
Loans held for investment - Warehouse Purchase Program	1,096,160	—	—	1,096,160
FHLB and other restricted securities, at cost	56,044	—	56,044	—
Accrued interest receivable	31,507	31,507	—	—
Financial liabilities
Deposits	$7,077,425	$—	$—	$7,074,649
FHLB advances	820,084	—	—	820,161
Repurchase agreements	37,277	—	—	33,008
Subordinated debt	135,135	—	—	137,360
Accrued interest payable	6,235	6,235	—	—
December 31, 2018
Financial assets
Cash and cash equivalents	$269,193	$269,193	$—	$—
Securities held to maturity	146,046	—	144,791	—
Loans held for investment, net	6,733,692	—	—	6,664,703
Loans held for investment - Warehouse Purchase Program	960,404	—	—	960,404
FHLB and other restricted securities, at cost	56,226	—	56,226	—
Accrued interest receivable	27,104	27,104	—	—
Financial liabilities
Deposits [1]	$6,841,715	$—	$—	$6,834,351
FHLB advances	825,409	—	—	825,496
Repurchase agreement	50,340	—	—	44,214
Subordinated debt	135,012	—	—	138,524
Accrued interest payable	4,428	4,428	—	—

1 The fair value of non-maturity deposits at December 31, 2018 was adjusted to report these deposits at their carrying value.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 7 - Derivative Financial Instruments

The following table provides the outstanding notional balances and fair values of outstanding derivative positions at March 31, 2019 and December 31, 2018.

	March 31, 2019			December 31, 2018
	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$19,674	$699	$—	$12,287	$459	$—
Forward mortgage-backed securities trades	28,633	5	231	24,133	—	163
Commercial loan interest rate swaps and caps:
Loan customer counterparty	$112,004	$1,704	$536	$64,130	$578	$1,118
Financial institution counterparty	112,004	536	1,704	64,130	1,118	578
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
The commercial loan customer counterparty weighted average received and paid interest rates for interest rate swaps outstanding at March 31, 2019 and December 31, 2018 are presented in the following table.

	Weighted-Average Interest Rate
	March 31, 2019		December 31, 2018
	Received	Paid	Received	Paid
Loan customer counterparty	4.09%	4.34%	4.21%	4.29%

Our credit exposure on interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $1,704 at March 31, 2019 and $578 at December 31, 2018. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. Our credit exposure, net of collateral pledged, relating to interest rate swaps with upstream financial institution counter-parties was approximately $546 at March 31, 2019.  A credit support annex is in place and allows the bank to call collateral from upstream financial institution counter-parties. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. Our cash collateral pledged for interest rate swaps and included in our interest-bearing deposits, which totaled $3,880 at March 31, 2019 and $2,480 at December 31, 2018, is in excess of our credit exposure.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The initial and subsequent changes in the fair value of IRLCs and the forward sales of mortgage-back securities are recorded in net gain on sale of mortgage loans. These gains and losses were not attributable to instrument-specific credit risk. For interest rate swaps and caps, because we act as an intermediary for our customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on our results of operations. Income (loss) for the three months ended March 31, 2019 and 2018 was as follows:

Derivatives not designated as hedging instruments	Three Months Ended March 31,
	2019	2018
IRLCs	$240	$87
Forward mortgage-backed securities trades	(337)	399

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 8 - Share-based Compensation

Compensation cost charged to income for share-based compensation, which is reported in non-interest expense as salaries and employee benefits, is presented below.

	Three Months Ended March 31,
	2019	2018
Restricted stock	$1,879	$1,064
Stock options	671	991
Income tax benefit	536	432

A summary of activity in the Company’s active share-based compensation plans (“Plans”) for the three months ended March 31, 2019 is presented below.

	Time-Vested Restricted Shares Outstanding		Performance-Based Restricted Shares Outstanding			Stock Options Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value per Share [1]	Number of Shares		Weighted-Average Grant Date Fair Value per Share [2]	Number of Shares	Weighted- Average Exercise Price per Share
Beginning balance	191,803	$38.90	78,958		$32.09	1,832,887	$26.97
Granted	43,900	42.39	28,600	[3]	37.39	—	—
Additional performance-based shares issued at vesting	—	—	20,100	[4]	35.13	—	—
Vested/exercised	(17,949)	42.40	(60,300)		35.13	(95,619)	26.03
Forfeited/expired	(1,010)	43.89	—		—	(30,917)	31.84
Ending balance	216,744	$39.30	67,358		$37.39	1,706,351	$26.93

[1]	For restricted stock awards with time-based vesting conditions, the grant date fair value is based upon the closing stock price as quoted on the Nasdaq Stock Market on the grant date.

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

[3]
The 28,600 performance-based shares granted are represented at target; however, if certain performance metrics are met at vesting, the shares may be awarded at up to 200% of their target amount, with an additional 20% increase or decrease in the total share award at vesting depending on the Company’s Total Shareholder Return percentage for the determined period.

[4]
Performance-based restricted stock awards that achieved the maximum performance goals and vested at 150% based on Company return on average assets and return on average equity relative to a specified peer group of financial institutions over a three-year performance period that commenced in January 2016 and ended in December 2018. The 20,100 shares represents the additional shares issued to bring the vesting share amount from target (100%) to maximum (150%.)

The total unrecognized compensation expense as of March 31, 2019, related to the Plans is presented below.

	Unrecognized Compensation Expense	Weighted-Average Period of Expense
Non-vested restricted shares	$7,564	1.8
Non-vested stock options	$2,624	1.0

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 9 - Leases

The Company adopted ASU 2016-02, Leases (Topic 842), on January 1, 2019, using the alternative transition method whereby comparative periods were not restated. No cumulative effect adjustment to the opening balance of retained earnings was required. The Company also elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things allowed the Company to carry forward the historical lease classifications. Additionally, the Company elected the hindsight practical expedient to determine the lease term for existing leases. In the application of hindsight, the Company evaluated the performance of the leased branches and the associated markets in relation to our overall real estate strategies, which resulted in the determination that most renewal options would not be reasonably certain in determining the expected lease term.

The Company leases certain branch locations, office space and equipment. All leases were classified as operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term.

Certain leases include options to renew, with renewal terms that can extend the lease term from one to five years. Lease assets and liabilities include related options that are reasonably certain of being exercised. The depreciable life of leased assets are limited by the expected lease term. Two leases include rental payments that are adjusted periodically for inflation.

Adoption of this standard resulted in the Company recognizing a right of use asset of $36,140 and a corresponding lease liability of $39,843 on January 1, 2019.

Supplemental lease information at or for the three months ended March 31, 2019 is as follows:

Balance sheet:
Operating lease asset classified as premises and equipment	$35,480
Operating lease liability classified as other liabilities	39,170
Income statement:
Operating lease cost classified as occupancy and equipment expense	$1,488
Weighted average lease term, in years	9.52
Weighted average discount rate[1]	4.87%
Operating cash flows	$1,500

1.
The discount rate was developed by using the US Financials A+, A, A- BVAL curve (base curve), which represents the unsecured borrowing cost of banks with similar credit ratings as the Company.  A liquidity premium was derived from recent market transactions and applied to the base curve to determine final discount rates.

A maturity analysis of the Company’s lease liabilities at March 31, 2019 was as follows:

Balance
April 1, 2019 to March 31, 2020	$6,113
April 1, 2020 to March 31, 2021	5,752
April 1, 2021 to March 31, 2022	5,561
April 1, 2022 to March 31, 2023	4,989
April 1, 2023 to March 31, 2024	4,832
Thereafter	22,197
Total lease payments	49,444
Less: Interest	(10,274)
Present value of lease liabilities	$39,170

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 10 - Income Taxes
A summary of the net deferred tax liabilities as of March 31, 2019 and December 31, 2018, is presented below:

	March 31, 2019	December 31, 2018
Net deferred tax liabilities	$6,278	$9,769
Estimated annual effective tax rate	21%

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
The contractual amounts of financial instruments with off‑balance sheet risk at March 31, 2019 and December 31, 2018, are summarized below. Please see Part I-Item 2-“Off-Balance Sheet Arrangements, Contractual Obligations and Commitments” of this Form 10-Q for information related to commitment maturities.

	March 31, 2019	December 31, 2018
Unused commitments to extend credit	$1,797,838	$1,850,351
Unused capacity on Warehouse Purchase Program loans	741,340	967,096
Standby letters of credit	80,906	46,383
Total unused commitments/capacity	$2,620,084	$2,863,830

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
In addition to the commitments above, the Company guarantees the credit card debt of certain customers to the merchant bank that issues the credit cards. These guarantees are in place for as long as the guaranteed credit card is open. At March 31, 2019 and December 31, 2018, these credit card guarantees totaled $2,073 and $1,973, respectively. This amount represents the maximum potential amount of future payments under the guarantee, which the Company is responsible for in the event of customer non-payment.
The Company funds an allowance for credit losses on off-balance sheet lending-related commitments and guarantees on credit card debt through a charge to provision for credit losses on the Company’s consolidated statement of income. At March 31, 2019 and December 31, 2018, this allowance for credit losses on off-balance sheet lending-related commitments and guarantees on credit card debt, included in “other liabilities” on the Company’s consolidated balance sheets, totaled $690 and $729, respectively.
In addition to the commitments above, the Company had overdraft protection available in the amounts of $83,947 and $84,504 at March 31, 2019 and December 31, 2018, respectively.
The Company, at March 31, 2019 and December 31, 2018, had FHLB letters of credit of $941,860 and $932,200, respectively, pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.
At March 31, 2019 and December 31, 2018, the Company had $830 of unfunded commitments recorded in other liabilities in its consolidated balance sheet related to investments in community development-oriented private equity funds used for Community Reinvestment Act purposes.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 12 - Recent Accounting Developments
Effect of Newly Issued But Not Yet Effective Accounting Standards
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This ASU removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current US GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. This revised guidance will remove all recognition thresholds and will require companies to recognize an allowance for lifetime expected credit losses. Credit losses will be immediately recognized through net income; the amount recognized will be based on the current estimate of contractual cash flows not expected to be collected over the financial asset’s contractual term. ASU 2016-13 also amends the credit loss measurement guidance for available for sale debt securities. For public business entities, this ASU is effective for financial statements issued for fiscal years and for interim periods within those fiscal years beginning after December 15, 2019. The Company is currently running its financial models to calculate lifetime expected credit losses in parallel with its current incurred loss methodology and is continuing to document the allowance for loan loss policy and procedures under the revised accounting method, validate and refine key model assumptions, and analyze new disclosure requirements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 13 — Subsequent Events
The Company evaluated events from the date of the consolidated financial statements on March 31, 2019 through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q dated April 23, 2019. No additional events were identified requiring recognition in and/or disclosures in the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements

This document and other filings by LegacyTexas Financial Group, Inc. (the “Company”) with the Securities and Exchange Commission (the “SEC”), as well as press releases or other public or stockholder communications released by the Company, may contain forward-looking statements, including, but not limited to, (i) statements regarding our financial condition, results of operations and business, (ii) statements about our plans, objectives, expectations and intentions and other statements that are not historical facts and (iii) other statements identified by the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “intends” or similar expressions that are intended to identify “forward-looking statements”, within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current beliefs and expectations of the Company’s management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.
The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: the expected cost savings, synergies and other financial benefits from acquisition or disposition transactions might not be realized within the expected time frames or at all and costs or difficulties relating to integration matters might be greater than expected; changes in economic conditions; fluctuations in interest rates; the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; our ability to access cost-effective funding; fluctuations in real estate values and both residential and commercial real estate market conditions; demand for loans and deposits in our market area; fluctuations in the price of oil, natural gas and other commodities; competition; changes in management’s business strategies; our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we have acquired or may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; results of examinations of us by the Board of Governors of the Federal Reserve System (“FRB”) and our bank subsidiary by the Texas Department of Banking (“TDOB”) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including the revenue impact from, and any mitigation actions taken in response, to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”); changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; changes in the regulatory and tax environments in which the Company operates, including the impact of the “Tax Cuts and Jobs Act” (the “TCJA”) on the Company’s deferred tax asset, and the anticipated impact of the TCJA on the Company’s future earnings; and the other risks set forth under Risk Factors under Item 1A. of the Company’s Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”).

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

The Bank is regulated by the TDOB and the FRB with back-up oversight by the Federal Deposit Insurance Corporation (“FDIC”). Additionally, the Bank is a Federal Reserve member bank required to have certain reserves and stock set by the FRB and a member of the Federal Home Loan Bank of Dallas, one of the 12 regional banks in the Federal Home Loan Bank System (“FHLB”). The Company is regulated by the FRB.
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
Performance Summary

•
Net income for the three months ended March 31, 2019 was $29.1 million, an increase of $3.3 million, or 12.9%, from net income of $25.8 million for the three months ended March 31, 2018. The increase in net income was driven by higher interest income on loans and a lower provision for credit losses, which was partially offset by higher interest and non-interest expense, as well as lower non-interest income.

•	The net interest margin for the three months ended March 31, 2019 was 3.89%, a four basis point increase from the three months ended March 31, 2018.

•	Assets totaled $9.35 billion at March 31, 2019, which generated basic earnings per share for the three months ended March 31, 2019 of $0.61.

•
Gross loans held for investment at March 31, 2019, excluding Warehouse Purchase Program loans, grew $154.0 million from December 31, 2018, while Warehouse Purchase Program loans, which totaled $1.10 billion at March 31, 2019, increased by $135.8 million from December 31, 2018.

•
Total deposits at March 31, 2019 grew $235.7 million from December 31, 2018, which included increases in interest-bearing demand, time, and savings and money market deposits, while non-interest-bearing demand deposits decreased by $21.1 million for the same period.

•	Non-performing loans increased by $38.6 million from December 31, 2018, totaling $61.0 million at March 31, 2019.
Critical Accounting Estimates
Certain of our accounting estimates are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Management believes that determining the allowance for loan losses is its most critical accounting estimate. Our accounting policies are discussed in detail in Note 1 of the Notes to Consolidated Financial Statements contained in Item 8 of our 2018 Form 10-K.
Allowance for Loan Loss. The allowance for loan losses and related provision expense are susceptible to change if the credit quality of our loan portfolio changes, which is evidenced by many factors, including but not limited to charge-offs and non-performing loan trends. Generally, consumer real estate lending has a lower risk profile compared to other consumer lending (such as automobile loans). Commercial real estate and commercial and industrial lending, however, can have higher risk profiles than consumer loans due to these loans being larger in amount and more susceptible to fluctuations in industry, market and economic conditions. While management uses available information to recognize losses on loans, changes in economic conditions, the mix and size of the loan portfolio and individual borrower conditions can dramatically impact our level of allowance for loan losses in relatively short periods of time. Management believes that the allowance for loan losses is maintained at a level that represents coverage of our best estimate of credit losses in the loan portfolio as of March 31, 2019.
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

Comparison of Financial Condition at March 31, 2019 and December 31, 2018
General. Total assets increased by $294.9 million to $9.35 billion at March 31, 2019 from $9.05 billion at December 31, 2018, primarily due to a $154.0 million, or 2.3%, increase in gross loans held for investment, excluding Warehouse Purchase Program loan, as well as a $135.8 million, or 14.1%, increase in Warehouse Purchase Program loans.
Loans. Gross loans held for investment increased by $289.8 million, or 3.7%, to $8.04 billion at March 31, 2019 from $7.75 billion at December 31, 2018, while loans held for sale decreased by $11.8 million, or 50.9%, for the same period.

	March 31, 2019	December 31, 2018	Dollar Change	Percent Change
	(Dollars in thousands)
Commercial real estate	$3,122,726	$3,026,754	$95,972	3.2%
Commercial and industrial	2,070,715	2,057,791	12,924	0.6
Construction and land	282,463	270,629	11,834	4.4
Consumer real estate	1,423,095	1,390,378	32,717	2.4
Other consumer	45,732	45,171	561	1.2
Gross loans held for investment, excluding Warehouse Purchase Program loans	6,944,731	6,790,723	154,008	2.3
Warehouse Purchase Program	1,096,160	960,404	135,756	14.1
Gross loans held for investment	8,040,891	7,751,127	289,764	3.7
Loans held for sale	11,380	23,193	(11,813)	(50.9)
Gross loans	$8,052,271	$7,774,320	$277,951	3.6%

Gross loans held for investment at March 31, 2019, excluding Warehouse Purchase Program loans, grew $154.0 million, or 2.3%, from December 31, 2018, which included growth in all loan portfolios. Commercial real estate and consumer real estate loans at March 31, 2019 increased by $96.0 million and $32.7 million, respectively, from December 31, 2018, while commercial and industrial and construction and land loans increased by $12.9 million and $11.8 million, respectively, for the same period.
Reserve-based energy loans, which are reported as commercial and industrial loans, totaled $499.8 million at March 31, 2019, down $20.6 million from $520.4 million at December 31, 2018. Substantially all of the reserve-based energy loans are secured by deeds of trust on properties containing proven oil and natural gas reserves.

At March 31, 2019, our reserve-based energy portfolio (reported above at $499.8 million) was secured by collateral that consisted of 59% crude oil reserves and 41% natural gas reserves. We encourage, and in some cases even require, borrowers to utilize commodity hedges, in order to stabilize cash flows during volatile commodity price environments.  Hedges are used to guard against falling prices, and the goal is that the duration of the hedge will last long enough for prices to come back from any significant decline.  Hedges will typically include minimum and maximum allowed percentage of production, a minimum and maximum allowed term, and a minimum price.

In addition to the reserve-based energy loans, the Bank has loans categorized as "Midstream and Other," which are typically related to the transmission of oil and natural gas and would only be indirectly impacted by declining commodity prices. At March 31, 2019, “Midstream and Other” loans had a total outstanding balance of $22.1 million, down $16.0 million from $38.1 million at December 31, 2018.

Warehouse Purchase Program loans increased by $135.8 million, or 14.1%, to $1.10 billion at March 31, 2019 from $960.4 million at December 31, 2018. Although not bound by any legally binding commitment, when a purchase decision is made, the Bank purchases a 100% participation interest in the loans originated by our mortgage banking company customers. The mortgage banking company closes mortgage loans consistent with underwriting standards established by approved investors and, once all pertinent documents are received, the participation interest is delivered by the Bank to the investor selected by the originator and approved by us. Warehouse Purchase Program loans funded during the first quarter of 2019 consisted of 44% conforming, 43% government loans and 13% of other loan types, including Jumbo loans.

Allowance for Loan Losses. The allowance for loan losses is maintained to cover incurred losses that are estimated in accordance with US GAAP. It is our estimate of credit losses inherent in our loan portfolio at each balance sheet date. Our methodology for analyzing the allowance for loan losses consists of general and specific components. For more information about the Company’s calculation of its allowance for loan losses, please see Item 1 (Financial Statements) - Note 5 - “Loans” under Part 1 of this report.
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
Purchased credit impaired (“PCI”) loans are not considered non-performing loans, and accordingly, are not included in the non-performing loans to total loans ratio as a numerator, but are included in total loans reflected in the denominator. The result is a downward trend in the ratio when compared to prior periods, assuming all other factors stay the same. Similarly, other asset quality ratios, such as the allowance for loan losses to total loans ratio will reflect a downward trend, assuming all other factors stay the same, due to the impact of PCI loans on the denominator with no corresponding impact in the numerator.
Our non-performing loans, which consist of nonaccrual loans, include both smaller balance homogeneous loans that are collectively evaluated for impairment and larger individually evaluated impaired loans. Loans generally are placed on nonaccrual status when the loan becomes 90 days or more delinquent. Non-performing loans include loans that are not contractually past due but have been placed on nonaccrual status due to the loan’s designation as a troubled debt restructuring or if there is a distinct possibility that the Company will sustain some loss if deficiencies existing within a loan are not corrected. In all cases, loans are placed on nonaccrual status (or charged-off) at an earlier date when the collection of principal and/or interest becomes doubtful or other factors involving the loan warrant placing the loan on nonaccrual status.
Non-performing loans to total loans held for investment, excluding Warehouse Purchase Program loans, was 0.88% at March 31, 2019 compared to 0.33% at December 31, 2018. Including Warehouse Purchase Program loans, non-performing loans to total loans held for investment was 0.76% at March 31, 2019 compared to 0.29% at December 31, 2018. Non-performing loans increased by $38.6 million to $61.0 million at March 31, 2019 from $22.4 million at December 31, 2018. This increase in non-performing loans was primarily due to a $6.1 million increase in non-performing energy loans and the placement of the Company’s only remaining corporate healthcare finance relationship totaling $19.3 million on non-accrual status during the first quarter of 2019. The increase in non-performing loans from December 31, 2018 also included a $7.4 million personal loan to the owner of an energy company that was used to recapitalize the company. This loan is collateralized by the borrower’s stock in the energy company, as well as other personal assets, and was reported at March 31, 2019 as a non-performing loan in the commercial and industrial, excluding energy category. For more information about the Company’s non-performing loans, please see Note 5 of the Condensed Notes to Unaudited Consolidated Interim Financial Statements contained in Item 1 of this report.
Our allowance for loan losses was $77.5 million at March 31, 2019 compared to $67.4 million at December 31, 2018, or 0.96% of total loans held for investment (including Warehouse Purchase Program loans) at March 31, 2019 compared to 0.87% at December 31, 2018. Our allowance for loan losses to non-performing loans was 127.04% at March 31, 2019 compared to 300.74% at December 31, 2018.
Classified Assets. Loans and other assets, such as securities and foreclosed assets that are considered by management to be of lesser quality are classified as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses of those classified as “substandard,” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as “loss” are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. PCI loans are included in the “substandard” and “doubtful” categories.
We regularly review the assets in our portfolio to determine whether any should be considered as classified. Total classified assets represented 10.0% of our total equity and 1.2% of our total assets at March 31, 2019 compared to 6.9% of our total equity and 0.8% of our total assets at December 31, 2018. The aggregate amount of classified assets at the dates indicated was as follows:

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Doubtful	$335	$345
Substandard	110,546	74,263
Total classified loans	110,881	74,608
Foreclosed assets	782	1,333
Total classified assets	$111,663	$75,941
Substandard loans at March 31, 2019 increased by $36.3 million from December 31, 2018, with substandard non-performing energy loans totaling $21.9 million at March 31, 2019, up $6.1 million from December 31, 2018. The Company continues to take action to improve the risk profile of the criticized energy loans by instituting monthly commitment reductions, obtaining additional collateral, obtaining additional guarantor support and/or requiring additional equity injections or asset sales. Additionally, substandard loans at March 31, 2019 included the previously mentioned $19.3 million corporate healthcare finance loan that was placed on nonaccrual status during the first quarter of 2019, which also contributed to the increase from December 31, 2018.
The Company also has potential problem loans, considered “other loans of concern,” that are currently performing and do not meet the criteria for impairment, but where there is the distinct possibility that we might sustain some loss if credit deficiencies are not corrected. These possible credit problems may result in the future inclusion of these loans in the non-performing asset categories and consisted of $48.6 million in loans that were classified as “substandard,” but were still accruing interest and were not considered impaired at March 31, 2019 (excluding PCI loans), compared to $50.9 million at December 31, 2018. Other loans of concern have been considered in management’s analysis of potential loan losses.
Securities. Our securities portfolio decreased by $3.1 million, or 0.5%, to $614.7 million at March 31, 2019 from $617.8 million at December 31, 2018. During the three months ended March 31, 2019, purchases totaling $347.5 million offset paydowns and maturities of securities totaling $331.1 million.
Other Assets. Premises and equipment increased by $34.6 million, or 47.4%, to $107.7 million at March 31, 2019 from $73.1 million at December 31, 2018, primarily due to the adoption of ASU 2016-02, Leases (Topic 842), on January 1, 2019, which resulted in the Company recognizing a right of use asset of $36.1 million.
Deposits. Total deposits increased by $235.7 million, or 3.4%, to $7.08 billion at March 31, 2019 from $6.84 billion at December 31, 2018, due to growth in time, interest-bearing demand and savings and money market deposits.

	March 31, 2019	December 31, 2018	Dollar Change	Percent Change
	(Dollars in thousands)
Non-interest-bearing demand	$1,752,694	$1,773,762	$(21,068)	(1.2)%
Interest-bearing demand	884,494	826,755	57,739	7.0
Savings and money market	2,492,226	2,455,787	36,439	1.5
Time	1,948,011	1,785,411	162,600	9.1
Total deposits	$7,077,425	$6,841,715	$235,710	3.4%

Time and interest-bearing demand deposits increased by $162.6 million and $57.7 million, respectively, compared to December 31, 2018, while savings and money market deposits increased by $36.4 million for the same period. These increases were partially offset by a $21.1 million decline in non-interest-bearing demand deposits compared to December 31, 2018.
Borrowings. FHLB advances decreased by $5.3 million, or 0.6%, to $820.1 million at March 31, 2019 from $825.4 million at December 31, 2018, while overnight repurchase agreements decreased by $13.1 million, or 25.9%, to $37.3 million at

March 31, 2019 from $50.3 million at December 31, 2018. At March 31, 2019, the Company was eligible to borrow an additional $2.14 billion from the FHLB.
The table below shows FHLB advances by maturity and weighted average rate at March 31, 2019:

	Balance	Weighted Average Rate
	(Dollars in thousands)
Less than 90 days	$765,319	2.55%
90 days to less than one year	51,907	2.61
One to three years	2,065	5.50
After three to five years	372	5.52
After five years	421	5.44
Total	$820,084	2.57%
Additionally, we have 20 available federal funds lines of credit with financial institutions and other sources totaling $554.0 million and were eligible to borrow $74.9 million from the Federal Reserve Bank discount window.
At March 31, 2019, subordinated debt totaled $135.1 million, which included $123.0 million of fixed-to-floating rate subordinated notes (reported net of $2.0 million in debt issuance costs.) The $135.1 million of subordinated debt also included $12.2 million of trust preferred securities that were acquired through the merger with LegacyTexas Group, Inc. All subordinated debt is reported net of purchase accounting fair value adjustments and debt issuance costs.
Accrued Expenses and Other Liabilities. Accrued expenses and other liabilities increased $50.8 million, or 48.7%, to $155.1 million at March 31, 2019 from $104.3 million at December 31, 2018. This increase was primarily due to the adoption of ASU 2016-02, Leases (Topic 842), on January 1, 2019, which created an operating lease liability totaling $39.2 million at March 31, 2019. Additionally, other liabilities were higher at March 31, 2019 due to timing of escrow payments.
Shareholders’ Equity. Total shareholders’ equity increased by $26.7 million, or 2.4%, to $1.12 billion at March 31, 2019 from $1.09 billion at December 31, 2018.

	March 31, 2019	December 31, 2018	Dollar Change	Percent Change
	(Dollars in thousands)
Common stock	$487	$485	$2	0.4%
Additional paid-in capital	625,405	619,983	5,422	0.9
Retained earnings	508,887	491,948	16,939	3.4
Accumulated other comprehensive loss, net	(2,433)	(6,658)	4,225	(63.5)
Unearned ESOP shares	(11,259)	(11,391)	132	(1.2)
Total shareholders’ equity	$1,121,087	$1,094,367	$26,720	2.4%
The increase in shareholders’ equity at March 31, 2019, compared to December 31, 2018, was primarily due to net income of $29.1 million recognized during the three months ended March 31, 2019, which was partially offset by the payment of quarterly dividends totaling $0.25 per common share, or $12.1 million, during the three months ended March 31, 2019.

Comparison of Results of Operations for the Three Months Ended March 31, 2019 and 2018
General. Net income for the three months ended March 31, 2019 was $29.1 million, an increase of $3.3 million, or 12.9%, from net income of $25.8 million for the three months ended March 31, 2018. The increase in net income was driven by a $9.7 million increase in interest income on loans and a $5.9 million decrease in the provision for credit losses, which was partially offset by a $7.9 million increase in interest expense, a $3.0 million decrease in non-interest income and a $428,000 increase in non-interest expense. Basic earnings per share for the three months ended March 31, 2019 was $0.61, a $0.06 increase from $0.55 for the three months ended March 31, 2018. Diluted earnings per share for the three months ended March 31, 2019 was $0.61, a $0.07 increase from $0.54 for the three months ended March 31, 2018.
Interest Income. Interest income increased by $10.4 million, or 10.9%, to $106.1 million for the three months ended March 31, 2019 from $95.7 million for the three months ended March 31, 2018.

	Three Months Ended March 31,		Dollar Change	Percent Change
	2019	2018
	(Dollars in thousands)
Interest and dividend income
Loans, including fees	$100,301	$90,631	$9,670	10.7%
Securities	3,945	3,586	359	10.0
Interest-bearing deposits in other financial institutions	1,277	969	308	31.8
FHLB and Federal Reserve Bank stock and other	581	480	101	21.0
	$106,104	$95,666	$10,438	10.9%
The $10.4 million increase in interest income for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to a $9.7 million increase in interest income on loans, which was driven by higher yields earned on all loan portfolios, as well as increased volume in all loan portfolios with the exception of Warehouse Purchase Program loans and loans held for sale. The average balance of commercial and industrial loans increased by $183.5 million from the first quarter of 2018, while the average yield earned on this portfolio increased by 71 basis points for the same period, resulting in a $6.0 million increase in interest income. The average yield earned on the commercial and industrial portfolio for the quarter ended March 31, 2019 was positively impacted by three increases in the Fed Funds rate totaling 75 basis points since March 31, 2018. The average balance of consumer real estate loans increased by $176.7 million from the first quarter of 2018, while the average yield earned on this portfolio increased by 25 basis points, which led to a $2.9 million increase in interest income. A $55.1 million increase in the average balance of commercial real estate loans compared to the first quarter of 2018, as well as a nine basis point increase in the average yield, resulted in a $1.4 million increase in interest income. The average balance of Warehouse Purchase Program loans decreased by $241.3 million from the first quarter of 2018, while the average yield earned on this portfolio increased by 68 basis points, resulting in a $1.3 million decrease in interest income compared to the first quarter of 2018.

Interest income on loans for the first quarter of 2019 included $255,000 in accretion of purchase accounting fair value adjustments on acquired loans, which primarily consisted of $73,000 on acquired commercial real estate loans, $46,000 on acquired commercial and industrial loans and $135,000 on acquired consumer loans.
Interest Expense. Interest expense increased by $7.9 million, or 46.2%, to $24.9 million for the three months ended March 31, 2019 from $17.1 million for the three months ended March 31, 2018.

	Three Months Ended March 31,		Dollar Change	Percent Change
	2019	2018
	(Dollars in thousands)
Interest expense
Deposits	$18,215	$12,032	$6,183	51.4%
FHLB advances	4,456	2,680	1,776	66.3
Repurchase agreements and other borrowings	2,269	2,341	(72)	(3.1)
	$24,940	$17,053	$7,887	46.2%
The increase in interest expense for the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to higher average savings, money market and time deposit and borrowing rates, as well as a $343.5 million increase in the average balance of time deposits. A 38 basis point increase in the average rate paid on savings and money market deposits compared to the first quarter of 2018 offset a $257.4 million decrease in the average balance of these deposits. A 77 basis point increase in the average rate paid on borrowings compared to the first quarter of 2018, as well as a $4.6 million increase in the average balance, resulted in a $1.7 million year-over-year increase in interest expense on borrowed funds.
Net Interest Income. Net interest income increased by $2.6 million, or 3.2%, to $81.2 million for the three months ended March 31, 2019 from $78.6 million for the three months ended March 31, 2018. The net interest margin for the first quarter of 2019 was 3.89%, a four basis point increase from the first quarter of 2018. The average yield on earning assets for the first quarter of 2019 was 5.09%, a 40 basis point increase from the first quarter of 2018. The average cost of interest-bearing liabilities for the first quarter of 2019 was 1.70%, up 55 basis points from the first quarter of 2018.
Provision for Credit Losses. The Company recorded a provision for credit losses of $9.8 million for the quarter ended March 31, 2019, down $5.9 million from $15.7 million for the quarter ended March 31, 2018. The decrease in provision expense from the three months ended March 31, 2018 was primarily due to decreased net charge-offs during the quarter ended March 31, 2019. Net recoveries totaled $263,000 for the three months ended March 31, 2019, compared to net charge-offs totaling $12.4 million for the three months ended March 31, 2018, due to energy-related charge-offs recorded in the 2018 period. For more information about the Company’s allowance for loan losses, please see “Management’s Discussion and Analysis - Comparison of Financial Condition at March 31, 2019 and December 31, 2018 - Allowance for Loan Losses” contained in Item 2 of this report.
Non-interest Income. Non-interest income decreased by $3.0 million, or 23.3%, to $9.9 million for the three months ended March 31, 2019 from $12.9 million for the three months ended March 31, 2018.

	Three Months Ended March 31,		Dollar Change	Percent Change
	2019	2018
	(Dollars in thousands)
Non-interest income
Service charges and other fees	$7,255	$7,927	$(672)	(8.5)%
Net gain on sale of mortgage loans held for sale	1,525	1,809	(284)	(15.7)
Bank-owned life insurance income	482	447	35	7.8
Net gain (loss) on securities transactions	6	(128)	134	N/M1
Gain (loss) on sale and disposition of assets	(14)	2,213	(2,227)	N/M1
Other	640	630	10	1.6
	$9,894	$12,898	$(3,004)	(23.3)%
1N/M - not meaningful
The $3.0 million decrease in non-interest income from the first quarter of 2018 was primarily due to a $2.2 million decrease in gain (loss) on sale and disposition of assets, primarily due to a $2.3 million insurance settlement received in the first quarter of 2018 related to a misappropriation of approximately $2.5 million in vault cash from one of the former LegacyTexas Bank branches it acquired in 2015. Service charges and other fees decreased by $672,000 from the first quarter of 2018, which was driven by lower commercial loan fee income, as well as decreased title premium income and Warehouse Purchase Program income. Net gains on the sale of mortgage loans held for sale during the first quarter of 2019 decreased by $284,000 compared to the same period in 2018, which included gains recognized on $49.1 million of one-to four-family mortgage loans that were sold or committed for sale and fair value changes on mortgage derivatives and mortgage fees collected during the 2018 period, compared to $32.6 million for the 2019 period.

Non-interest Expense. Non-interest expense increased by $428,000, or 1.0%, to $44.3 million for the three months ended March 31, 2019, from $43.9 million for the three months ended March 31, 2018.

	Three Months Ended March 31,		Dollar Change	Percent Change
	2019	2018
	(Dollars in thousands)
Non-interest expense
Salaries and employee benefits	$26,871	$27,076	$(205)	(0.8)%
Advertising	903	888	15	1.7
Occupancy and equipment	3,899	3,860	39	1.0
Outside professional services	1,285	1,250	35	2.8
Regulatory assessments	618	1,154	(536)	(46.4)
Data processing	5,933	4,703	1,230	26.2
Office operations	2,335	2,300	35	1.5
Other	2,463	2,648	(185)	(7.0)
	$44,307	$43,879	$428	1.0%

The $428,000 increase in non-interest expense from the first quarter of 2018 was primarily due to a $1.2 million increase in data processing expense due to system upgrades, technology refreshments and outsourcing certain segments of its data processing. The year-over-year increase in data processing expense was partially offset by a $536,000 decline in regulatory assessments expense from the first quarter of 2018, due to a notice of preliminary assessment credit received from the FDIC in the first quarter of 2019, which may reduce future FDIC assessment payments, as well as a lower assessment rate in the 2019 period. Additionally, salaries and employee benefits expense decreased by $205,000 from the first quarter of 2018, as the 2018 period included a $1,000 bonus paid to all full-time employees whose salary was under $100,000 (awarded in connection with the enactment of the Tax Cuts and Jobs Act), which resulted in $679,000 of additional salary expense recorded in the first quarter of 2018. This year-over-year decrease in salaries and employee benefits expense was partially offset by higher salary costs attributable to merit increases granted in the first quarter of 2019, as well as higher share-based compensation expense in the 2019 period related to fluctuations in the Company’s share price.
Income Tax Expense. For the three months ended March 31, 2019, we recognized income tax expense of $7.9 million on our pre-tax income, which was an effective tax rate of 21.3%, compared to income tax expense of $6.2 million for the three months ended March 31, 2018, which was an effective tax rate of 19.4%. The increase in the effective tax rate in the 2019 period primarily resulted from permanent differences related to share-based compensation cost.

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

	Three Months Ended March 31,
(Dollars in thousands)	2019			2018
Interest-earning assets:	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate
Commercial real estate	$3,048,087	$38,920	5.18%	$2,993,024	$37,537	5.09%
Warehouse Purchase Program	724,070	8,771	4.91	965,320	10,071	4.23
Commercial and industrial	2,088,056	30,791	5.98	1,904,515	24,753	5.27
Construction and land	276,642	4,116	6.03	270,899	3,456	5.17
Consumer real estate	1,404,292	16,876	4.81	1,227,556	13,980	4.56
Other consumer	45,339	657	5.88	44,891	622	5.62
Loans held for sale	15,347	170	4.43	20,988	212	4.04
Less: deferred fees and allowance for loan loss	(57,955)	—	—	(62,666)	—	—
Loans receivable [1]	7,543,878	100,301	5.38	7,364,527	90,631	4.98
Agency mortgage-backed securities	229,227	1,400	2.44	274,471	1,502	2.19
Agency collateralized mortgage obligations	303,281	2,175	2.87	221,157	1,392	2.52
Investment securities	81,946	370	1.80	96,423	692	2.87
FHLB and FRB stock and other restricted securities	56,145	581	4.14	56,483	480	3.40
Interest-earning deposit accounts	218,608	1,277	2.37	239,936	969	1.64
Total interest-earning assets	8,433,085	106,104	5.09	8,252,997	95,666	4.69
Non-interest-earning assets	457,974			429,464
Total assets	$8,891,059			$8,682,461
Interest-bearing liabilities:
Interest-bearing demand	$800,557	1,504	0.76	$970,998	1,933	0.81
Savings and money market	2,487,833	6,928	1.13	2,745,192	5,044	0.75
Time	1,776,829	9,783	2.23	1,433,307	5,055	1.43
Borrowings	882,061	6,725	3.09	877,502	5,021	2.32
Total interest-bearing liabilities	5,947,280	24,940	1.70	6,026,999	17,053	1.15
Non-interest-bearing demand	1,688,937			1,576,792
Non-interest-bearing liabilities	147,123			105,483
Total liabilities	7,783,340			7,709,274
Total shareholders’ equity	1,107,719			973,187
Total liabilities and shareholders’ equity	$8,891,059			$8,682,461
Net interest income and margin		$81,164	3.89%		$78,613	3.85%
Net interest income and margin (tax-equivalent basis) [2]		$81,236	3.91%		$78,755	3.86%
Net interest rate spread			3.39%			3.54%
Net earning assets	$2,485,805			$2,225,998
Average interest-earning assets to average interest-bearing liabilities	141.80%			136.93%
[1]	Calculated net of deferred fees, loan discounts, loans in process and allowance for loan losses.
[2]
In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment (a non-GAAP measure) has been computed using a federal income tax rate of 21% for 2019 and 2018. Tax-exempt investments and loans had an average balance of $77.7 million and $93.7 million for the three months ended March 31, 2019 and 2018, respectively.

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

	Three Months Ended March 31,
	2019 versus 2018
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$697	$686	$1,383
Warehouse Purchase Program	(2,763)	1,463	(1,300)
Commercial and industrial	2,519	3,519	6,038
Construction and land	75	585	660
Consumer real estate	2,093	803	2,896
Other consumer	6	29	35
Loans held for sale	(61)	19	(42)
Loans receivable	2,566	7,104	9,670
Agency mortgage-backed securities	(264)	162	(102)
Agency collateralized mortgage obligations	569	214	783
Investment securities	(93)	(229)	(322)
FHLB and FRB stock and other restricted securities	(3)	104	101
Interest-earning deposit accounts	(93)	401	308
Total interest-earning assets	2,682	7,756	10,438
Interest-bearing liabilities:
Interest-bearing demand	(325)	(104)	(429)
Savings and money market	(510)	2,394	1,884
Time	1,415	3,313	4,728
Borrowings	26	1,678	1,704
Total interest-bearing liabilities	606	7,281	7,887
Net interest income	$2,076	$475	$2,551

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
Management also has several secondary sources of funds available to meet potential liquidity demands. At March 31, 2019, we had additional borrowing capacity of $2.14 billion with the FHLB and $554.0 million in federal funds lines of credit available with financial institutions and other sources. We may also use the discount window at the Federal Reserve Bank as a source of short-term funding. Federal Reserve Bank borrowing capacity varies based upon securities pledged to the discount window line. At March 31, 2019, securities pledged had a collateral value of $74.9 million.
At March 31, 2019, we had classified 78.0% of our securities portfolio as available for sale (including pledged securities), providing an additional source of liquidity. Management believes that because active markets exist and our securities portfolio is of high quality, our available for sale securities are marketable. Selling participations in loans we originate, including portions of commercial real estate loans, creates another source of liquidity and allows us to manage borrower concentration risk as well as interest rate risk.
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
The Liquidity Committee monitors liquidity positions and projections. Liquidity contingency planning is added to the Committee’s process by focusing on possible scenarios that would stress liquidity beyond the Bank’s normal business liquidity needs. These scenarios may include macro-economic and bank specific situations focusing on high probability-high impact, high probability-low impact, low probability-high impact, and low probability-low impact stressors.
Management recognizes that the factors and conditions leading up to and occurring during a liquidity stress event cannot be precisely defined or listed. Nevertheless, management believes that liquidity stress events can be categorized into sources and uses of liquidity, and levels of severity, with responses that apply to various situations.
The Company, which is a separate legal entity from the Bank and must provide for its own liquidity, had liquid assets of $33.0 million on an unconsolidated basis at March 31, 2019. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders, funds paid out for Company stock repurchases, and payments on trust-preferred securities and subordinated debt held at the Company level. The Company has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. See “How We Are Regulated - Limitations on Dividends and Other Capital Distributions” under Item 1 and Note 17 of the Notes to Consolidated Financial Statements contained in Item 8 of the Company’s 2018 Form 10-K.
The Company uses its sources of funds primarily to meet its expenses, pay maturing deposits and fund withdrawals, and to fund loan commitments. Total approved loan commitments (including Warehouse Purchase Program commitments, unused lines of credit and letters of credit) amounted to $2.62 billion and $2.86 billion at March 31, 2019, and December 31, 2018, respectively. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Company. Certificates of deposit scheduled to mature in one year or less at March 31, 2019 totaled $1.19 billion with a weighted average rate of 2.18%.
During the three months ended March 31, 2019, cash and cash equivalents increased by $5.3 million, or 2.0%, to $274.5 million at March 31, 2019 from $269.2 million at December 31, 2018. Operating activities provided cash of $79.2 million and financing activities provided cash of $207.7 million, which was partially offset by cash used in investing activities of $281.5 million. Primary sources of cash for the three months ended March 31, 2019 included proceeds from pay-offs of Warehouse Purchase Program loans totaling $3.74 billion, proceeds from maturities, prepayments and calls on available-for-sale securities totaling $320.6 million, proceeds from FHLB advances totaling $815.0 million, proceeds from the sale of loans held for sale totaling $45.5 million, and a $235.7 million increase in deposits. Primary uses of cash for the three months ended March 31, 2019 included originations of Warehouse Purchase Program loans totaling $3.87 billion, purchases of available-for-sale securities totaling $347.5 million, repayments on FHLB advances totaling $820.3 million and net fundings of loans held for investment totaling $153.8 million.
Please see Item 1A (Risk Factors) under Part 1 of the Company’s 2018 Form 10-K for information regarding liquidity risk.
Off-Balance Sheet Arrangements, Contractual Obligations and Commitments
The following table presents our longer term contractual obligations and commitments to extend credit to our borrowers, in aggregate and by payment due dates (not including any interest amounts). In addition to the commitments below, the Company had overdraft protection available to its depositors in the amount of $83.9 million and credit card guarantees outstanding in the amount of $2.1 million at March 31, 2019.

	March 31, 2019
	Less than One Year	One through Three Years	Four through Five Years	After Five Years	Total
	(Dollars in thousands)
Contractual obligations:
Deposits without a stated maturity	$5,129,414	$—	$—	$—	$5,129,414
Certificates of deposit	1,193,075	727,666	26,879	391	1,948,011
FHLB advances [1]	817,226	2,065	372	421	820,084
Repurchase agreements	37,277	—	—	—	37,277
Subordinated debt [1]	—	—	—	140,464	140,464
Private equity fund for Community Reinvestment Act purposes	830	—	—	—	830
Operating leases (premises)	4,365	8,400	7,650	18,755	39,170
Total contractual obligations	$7,182,187	$738,131	$34,901	$160,031	8,115,250
Off-balance sheet loan commitments: [2]
Unused commitments to extend credit	$888,646	$660,082	$185,975	$63,135	1,797,838
Unused capacity on Warehouse Purchase Program loans [3]	741,340	—	—	—	741,340
Standby letters of credit	35,277	44,989	640	—	80,906
Total loan commitments	$1,665,263	$705,071	$186,615	$63,135	2,620,084
Total contractual obligations and loan commitments					$10,735,334

[1]	FHLB advances and subordinated debt are shown at their contractual amounts.

[2]	Loans having no stated maturity are reported in the “Less than One Year” category.

[3]
In regards to unused capacity on Warehouse Purchase Program loans, the Company has established a maximum purchase facility amount, but reserves the right, at any time, to refuse to buy any mortgage loans offered for sale by its mortgage banking company customers for any reason in the Company’s sole and absolute discretion.

Capital Resources
Consistent with our goal to operate a sound and profitable organization, our policy is for the Company and its subsidiary bank to maintain “well-capitalized” status under the FRB regulations. Based on capital levels at March 31, 2019 and December 31, 2018, the Bank and the Company were considered to be well-capitalized. At March 31, 2019, the Bank’s equity totaled $1.20 billion. Our consolidated equity totaled $1.12 billion, or 12.0% of total assets, at March 31, 2019. Warehouse Purchase Program loan volumes can increase significantly on the last day of the month, potentially leading to a significant difference between the ending and average balance of Warehouse Purchase Program loans. At March 31, 2019, Warehouse Purchase Program loans totaled $1.10 billion, compared to an average balance of $724.1 million for the three months ended March 31, 2019. Because the capital ratios below are calculated using ending risk-weighted assets and Warehouse Purchase Program loans are risk-weighted at 100%, an end of period increase in these balances can significantly impact the Company’s reported capital ratios.

	Actual		Required for Capital Adequacy Purposes		To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2019	(Dollars in thousands)
Total risk-based capital
Company	$1,158,751	13.39%	$692,395	8.00%	$865,494	10.00%
Bank	1,097,654	12.68	692,296	8.00	865,370	10.00
Tier 1 risk-based capital
Company	957,557	11.06	519,296	6.00	519,296	6.00
Bank	1,019,435	11.78	519,222	6.00	692,296	8.00
Common equity tier 1 risk-based capital
Company	945,397	10.92	389,472	4.50	n/a [1]	n/a [1]
Bank	1,019,435	11.78	389,417	4.50	562,491	6.50
Tier 1 leverage
Company	957,557	10.98	348,941	4.00	n/a [1]	n/a [1]
Bank	1,019,435	11.68	348,980	4.00	436,226	5.00
December 31, 2018
Total risk-based capital
Company	$1,126,019	13.48%	$668,267	8.00%	$835,334	10.00%
Bank	1,073,807	12.85	668,282	8.00	835,352	10.00
Tier 1 risk-based capital
Company	934,964	11.19	501,200	6.00	501,200	6.00
Bank	1,005,651	12.04	501,211	6.00	668,282	8.00
Common equity tier 1 risk-based capital
Company	922,850	11.05	375,900	4.50	n/a [1]	n/a [1]
Bank	1,005,651	12.04	375,908	4.50	542,979	6.50
Tier 1 leverage
Company	934,964	10.76	347,525	4.00	n/a [1]	n/a [1]
Bank	1,005,651	11.57	347,644	4.00	434,555	5.00
[1] Not applicable
Pursuant to the capital regulations of the FRB and the other federal banking agencies, the Company and the Bank must maintain a capital conservation buffer consisting of additional common equity tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels of risk-based common equity tier 1 capital, tier 1 capital and total capital in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At March 31, 2019, the Company’s and the Bank’s common equity tier 1 capital exceeded the required capital conservation buffer.

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
As part of its efforts to monitor and manage interest rate risk, the Bank uses the economic value of equity (“EVE”) methodology adopted by the Federal Financial Institutions Examination Council (“FFIEC”) as part of its capital regulations. In essence, the EVE approach calculates the difference between the present value of expected cash flows from assets and liabilities. In addition to monitoring selected measures of EVE, management also calculates and monitors potential effects on net interest income resulting from increases or decreases in market interest rates. This approach uses the earnings at risk (“EAR”) methodology adopted by the Joint Agency Policy Statement on Interest Rate Risk as part of its capital regulations. EAR calculates estimated net interest income using a flat balance sheet approach over a twelve month time horizon. The EAR process is used in conjunction with EVE measures to identify interest rate risk on both a global and account level basis. Management and the Board of Directors review EVE and EAR measurements at least quarterly to review historical trends, projected measurements, and to determine whether the Bank’s interest rate exposure is within the limits established by the Board of Directors.

The Bank’s asset/liability management strategy sets acceptable limits for the percentage change in EVE and EAR given changes in interest rates. For instantaneous, parallel, and sustained interest rate increases or decreases of 100 and 200 basis points, the Bank’s policy indicates that the change in EVE should not decrease by more than 5% and 10%, respectively. For increases of 300 and 400 basis points, the change in EVE should not exceed a 12.5% and 15% decrease, respectively. For an instantaneous, parallel, and sustained interest rate increase or decrease of 100 and 200 basis points, the Bank’s policy indicates that the change in EAR should not decrease by more than 7% and 10%, respectively. For increases of 300 and 400 basis points, EAR should not decrease by more than 13% and 15%, respectively.
As illustrated in the tables below, the Bank was within policy limits for all scenarios tested. The tables presented below, as of March 31, 2019, and December 31, 2018, are internal analyses of our interest rate risk as measured by changes in EVE and EAR for instantaneous, parallel, and sustained shifts for all market rates and yield curves, in 100 basis point increments, up 400 basis points and down 200 basis points.
As illustrated in the tables below, our EVE would be negatively impacted by a parallel, instantaneous, and sustained increase in market rates. Such an increase in rates would negatively impact EVE as a result of the duration of assets, including loans and investments, being longer than the duration of liabilities, primarily deposit accounts and FHLB borrowings. In rising rate environments, deposits are more beneficial to the Bank’s EVE than comparable wholesale funding. As illustrated in the table below, at March 31, 2019, our EAR would be positively impacted by a parallel, instantaneous, and sustained increase in market rates. Our EVE and EAR would also be negatively impacted by a decline in market rates.

March 31, 2019
Change in Interest Rates in Basis Points	Economic Value of Equity				Earnings at Risk (12 months)
	Estimated EVE	Estimated Increase / (Decrease) in EVE		EVE Ratio %	Estimated Net Interest Income	Increase / (Decrease) in Estimated Net Interest Income
	$ Amount	$ Change	% Change		$ Amount	$ Change	% Change
	(Dollars in thousands)
400	1,340,669	(120,819)	(8.27)	15.64	383,776	23,379	6.49
300	1,376,506	(84,982)	(5.81)	15.78	377,814	17,417	4.83
200	1,414,119	(47,369)	(3.24)	15.93	372,043	11,646	3.23
100	1,445,859	(15,629)	(1.07)	16.01	365,964	5,567	1.54
—	1,461,488	—	—	15.92	360,397	—	—
(100)	1,401,856	(59,632)	(4.08)	15.05	348,445	(11,952)	(3.32)
(200)	1,331,717	(129,771)	(8.88)	14.09	331,555	(28,842)	(8.00)

December 31, 2018
Change in Interest Rates in Basis Points	Economic Value of Equity				Earnings at Risk (12 months)
	Estimated EVE	Estimated Increase / (Decrease) in EVE		EVE Ratio %	Estimated Net Interest Income	Increase / (Decrease) in Estimated Net Interest Income
	$ Amount	$ Change	% Change		$ Amount	$ Change	% Change
	(Dollars in thousands)
400	1,380,258	(126,105)	(8.37)	16.69	383,142	22,618	6.27
300	1,413,122	(93,241)	(6.19)	16.80	377,525	17,001	4.72
200	1,450,175	(56,188)	(3.73)	16.94	372,140	11,616	3.22
100	1,483,983	(22,380)	(1.49)	17.03	366,596	6,072	1.68
—	1,506,363	—	—	17.00	360,524	—	—
(100)	1,450,810	(55,553)	(3.69)	16.13	347,307	(13,217)	(3.67)
(200)	1,380,606	(125,757)	(8.35)	15.13	329,235	(31,289)	(8.68)

The Bank's EVE was $1.46 billion, or 15.92%, of the market value of portfolio assets as of March 31, 2019, a $44.9 million decrease from $1.51 billion, or 17.00%, of the market value of portfolio assets as of December 31, 2018. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $47.4 million decrease in our EVE at March 31, 2019 compared to a $56.2 million decrease at December 31, 2018, and would result in a one basis point increase in our EVE ratio to 15.93% at March 31, 2019 compared to a six basis point decrease to 16.94% at December 31, 2018. An immediate 200 basis point decrease in market interest rates would result in a $129.8 million decrease in our EVE at March 31, 2019 compared to a $125.8 million decrease at December 31, 2018, and would result in a 183 basis point decrease in our EVE ratio to 14.09% at March 31, 2019, as compared to a 187 basis point decrease in our EVE ratio to 15.13% at December 31, 2018.
The Bank’s projected EAR for the twelve months ending March 31, 2020 is $360.4 million, compared to $360.5 million for the twelve months ending December 31, 2019. Based on the assumptions utilized, an immediate 200 basis point increase in market rates would result in an $11.6 million, or 3.23%, increase in net interest income for the twelve months ending March 31, 2020 compared to an $11.6 million, or 3.22%, increase for the twelve months ending December 31, 2019. An immediate 200 basis point decrease in market rates would result in a $28.8 million, or 8.00%, decrease in net interest income for the twelve months ending March 31, 2020 compared to a $31.3 million, or 8.68%, decrease for the twelve months ending December 31, 2019.
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
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2019. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company’s internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

There have been no material changes to the risk factors previously disclosed in the Company’s 2018 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not repurchase any of its common stock during the quarter ended March 31, 2019.

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

101
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Condensed Notes to Unaudited Consolidated Interim Financial Statements. An instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LegacyTexas Financial Group, Inc.
(Registrant)

Date:	April 23, 2019	By:	/s/ Kevin J. Hanigan
Kevin J. Hanigan,
President and Chief Executive Officer
(Duly Authorized Officer)

Date:	April 23, 2019	By:	/s/ J. Mays Davenport
J. Mays Davenport
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)