Form 10-Q
period 2019-06-30
LegacyTexas Financial Group, Inc.
filed 2019-07-24
CIK 1487052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-34737
LEGACYTEXAS FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Maryland		27-2176993
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

5851 Legacy Circle
Plano,	Texas	75024
(Address of Principal Executive Offices)		(Zip Code)
Registrant’s telephone number, including area code: (972) 578-5000

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	LTXB	Nasdaq Global Select Market
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class: Common Stock	Shares Outstanding as of July 22, 2019:
48,836,238

LEGACYTEXAS FINANCIAL GROUP, INC.
FORM 10-Q
June 30, 2019

PART 1 - FINANCIAL INFORMATION        Item 1. Financial Statements
LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
ASSETS	(unaudited)
Cash and due from financial institutions	$56,949	$60,416
Short-term interest-bearing deposits in other financial institutions	206,894	208,777
Total cash and cash equivalents	263,843	269,193
Securities available for sale, at fair value	459,749	471,746
Securities held to maturity (fair value: June 30, 2019 — $128,864; December 31, 2018— $144,791)	127,836	146,046
Loans held for sale, at fair value	46,571	23,193
Loans held for investment:
Loans held for investment (net of allowance for loan losses of $92,219 at June 30, 2019 and $67,428 at December 31, 2018)	6,999,607	6,733,692
Loans held for investment - Warehouse Purchase Program	1,542,684	960,404
Total loans held for investment	8,542,291	7,694,096
Federal Home Loan Bank (“FHLB”) stock and other restricted securities, at cost	79,195	56,226
Bank-owned life insurance	59,724	59,036
Premises and equipment, net	106,313	73,073
Goodwill	178,559	178,559
Other assets	71,853	79,974
Total assets	$9,935,934	$9,051,142
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand	$1,847,229	$1,773,762
Interest-bearing demand	855,026	826,755
Savings and money market	2,548,966	2,455,787
Time	1,804,569	1,785,411
Total deposits	7,055,790	6,841,715
FHLB advances	1,384,765	825,409
Repurchase agreements	52,414	50,340
Subordinated debt	135,257	135,012
Accrued expenses and other liabilities	165,063	104,299
Total liabilities	8,793,289	7,956,775
Commitments and contingent liabilities (See Note 11)
Shareholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized; 0 shares issued — June 30, 2019 and December 31, 2018	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; 48,833,238 shares issued — June 30, 2019 and 48,505,261 shares issued — December 31, 2018	488	485
Additional paid-in capital	628,730	619,983
Retained earnings	523,693	491,948
Accumulated other comprehensive income (loss), net	860	(6,658)
Unearned Employee Stock Ownership Plan (ESOP) shares; 1,112,664 shares at June 30, 2019 and 1,139,140 shares at December 31, 2018	(11,126)	(11,391)
Total shareholders’ equity	1,142,645	1,094,367
Total liabilities and shareholders’ equity	$9,935,934	$9,051,142
See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest and dividend income
Loans, including fees	$108,154	$98,570	$208,455	$189,201
Taxable securities	3,460	3,132	7,062	6,043
Nontaxable securities	410	641	753	1,316
Interest-bearing deposits in other financial institutions	1,370	1,097	2,647	2,066
FHLB and FRB stock and other	683	551	1,264	1,031
	114,077	103,991	220,181	199,657
Interest expense
Deposits	20,444	13,732	38,659	25,764
FHLB advances	5,794	4,131	10,250	6,811
Repurchase agreements and other borrowings	2,285	2,199	4,554	4,540
	28,523	20,062	53,463	37,115
Net interest income	85,554	83,929	166,718	162,542
Provision for credit losses	16,100	17,478	25,900	33,141
Net interest income after provision for credit losses	69,454	66,451	140,818	129,401
Non-interest income
Service charges and other fees	9,882	8,844	17,137	16,771
Net gain on sale of mortgage loans held for sale	2,879	1,668	4,404	3,477
Bank-owned life insurance income	489	479	971	926
Net gain (loss) on securities transactions	—	—	6	(128)
Gain (loss) on sale and disposition of assets	18	(153)	4	2,060
Other	(1,036)	14	(396)	644
	12,232	10,852	22,126	23,750
Non-interest expense
Salaries and employee benefits	26,586	24,313	53,457	51,389
Merger costs	2,362	—	2,362	—
Advertising	982	1,358	1,885	2,246
Occupancy and equipment	3,950	3,980	7,849	7,840
Outside professional services	1,674	1,382	2,959	2,632
Regulatory assessments	831	731	1,449	1,885
Data processing	5,739	5,145	11,672	9,848
Office operations	2,568	2,224	4,903	4,524
Other	2,834	3,058	5,297	5,706
	47,526	42,191	91,833	86,070
Income before income tax expense	34,160	35,112	71,111	67,081
Income tax expense	7,177	7,275	15,048	13,482
Net income	$26,983	$27,837	$56,063	$53,599

Earnings per share:
Basic	$0.57	$0.59	$1.18	$1.14
Diluted	$0.56	$0.58	$1.17	$1.12
Dividends declared per share	$0.25	$0.16	$0.50	$0.32

See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$26,983	$27,837	$56,063	$53,599
Change in unrealized gains (losses) on securities available for sale	4,169	(1,532)	9,522	(6,377)
Reclassification of amount realized through securities transactions	—	—	(6)	128
Tax effect	(876)	322	(1,998)	1,310
Reclassification of income tax effects of the Tax Cuts and Jobs Act	—	—	—	(741)
Other comprehensive income (loss), net of tax	3,293	(1,210)	7,518	(5,680)
Comprehensive income	$30,276	$26,627	$63,581	$47,919

See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)
(Dollars in thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Unearned ESOP Shares	Total Shareholders’ Equity
For the six months ended June 30, 2019
Balance at January 1, 2019	$485	$619,983	$491,948	$(6,658)	$(11,391)	$1,094,367
Net income	—	—	29,080	—	—	29,080
Other comprehensive income, net of tax	—	—	—	4,225	—	4,225
Dividends declared ($0.25 per share)	—	—	(12,141)	—	—	(12,141)
ESOP shares earned (13,238 shares)	—	385	—	—	132	517
Share-based compensation expense	—	2,550	—	—	—	2,550
Activity in employee stock plans (198,809 shares)	2	2,487	—	—	—	2,489
Balance at March 31, 2019	$487	$625,405	$508,887	$(2,433)	$(11,259)	$1,121,087
Net income	—	—	26,983	—	—	26,983
Other comprehensive income, net of tax	—	—	—	3,293	—	3,293
Dividends declared, ($0.25 per share)	—	—	(12,177)	—	—	(12,177)
ESOP shares earned, (13,238 shares)	—	387	—	—	133	520
Share-based compensation expense	—	2,015	—	—	—	2,015
Activity in employee stock plans, (129,168 shares)	1	923	—	—	—	924
Balance at June 30, 2019	$488	$628,730	$523,693	$860	$(11,126)	$1,142,645

For the six months ended June 30, 2018
Balance at January 1, 2018	$481	$603,884	$370,858	$(3,429)	$(11,920)	$959,874
Net income	—	—	25,762	—	—	25,762
Other comprehensive (loss), net of tax	—	—	—	(4,470)	—	(4,470)
Reclassification of income tax effects of the Tax Cuts and Jobs Act	—	—	741	—	—	741
Dividends declared ($0.16 per share)	—	—	(7,708)	—	—	(7,708)
ESOP shares earned (13,238 shares)	—	447	—	—	131	578
Share-based compensation expense	—	2,055	—	—	—	2,055
Activity in employee stock plans (147,576 shares)	2	2,660	—	—	—	2,662
Balance at March 31, 2018	$483	$609,046	$389,653	$(7,899)	$(11,789)	$979,494
Net income	—	—	27,837	—	—	27,837
Other comprehensive (loss), net of tax	—	—	—	(1,210)	—	(1,210)
Dividends declared, ($.16 per share)	—	—	(7,725)	—	—	(7,725)
ESOP shares earned, (13,238 shares)	—	427	—	—	133	560
Share-based compensation expense	—	1,398	—	—	—	1,398
Activity in employee stock plans, (46,254 shares)	—	1,096	—	—	—	1,096
Balance at June 30, 2018	$483	$611,967	$409,765	$(9,109)	$(11,656)	$1,001,450

See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$56,063	$53,599
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	25,900	33,141
Depreciation and amortization	5,678	3,401
Deferred tax benefit	(7,280)	2,226
Premium amortization and accretion of securities, net	1,912	1,986
Accretion related to acquired loans	(491)	(1,147)
Net (gain) loss on securities transactions	(6)	128
ESOP compensation expense	1,037	1,138
Share-based compensation expense	4,565	3,453
Excess tax benefit on vesting of stock awards	140	681
Net gain on loans held for sale	(4,404)	(3,477)
Loans originated or purchased for sale	(108,201)	(100,470)
Proceeds from sale of loans held for sale	89,227	87,106
FHLB stock dividends	(588)	(391)
Bank-owned life insurance income	(971)	(926)
(Gain) loss on sale and disposition of repossessed assets, premises and equipment	(31)	190
Net change in deferred loan fees/costs	(1,354)	(2,744)
Net change in accrued interest receivable	(5,421)	(1,093)
Net change in other assets	10,972	(3,246)
Net change in other liabilities	31,516	28,904
Net cash provided by operating activities	98,263	102,459
Cash flows from investing activities
Available-for-sale securities:
Maturities, prepayments and calls	343,727	1,087,449
Purchases	(347,545)	(1,121,303)
Proceeds from sale of AFS securities	23,886	—
Held-to-maturity securities:
Maturities, prepayments and calls	17,751	23,236
Purchases	—	(5,388)
Originations of Warehouse Purchase Program loans	(10,460,194)	(10,980,262)
Proceeds from pay-offs of Warehouse Purchase Program loans	9,877,914	11,009,979
Net change in loans held for investment, excluding Warehouse Purchase Program loans	(290,389)	(227,028)
Purchase of FHLB and Federal Reserve Bank stock and other	(22,381)	(880)
Purchases of premises and equipment	(2,128)	(4,454)
Proceeds from sale of assets	1,146	1,225
Net cash (used in) investing activities	(858,213)	(217,426)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from financing activities
Net change in deposits	214,075	113,665
Proceeds from FHLB advances	1,380,000	1,055,000
Repayments on FHLB advances	(820,644)	(1,032,222)
Proceeds from (repayments of) borrowings	2,074	(43,346)
Payment of dividends	(24,318)	(15,433)
Activity in employee stock plans	3,413	3,758
Net cash provided by financing activities	754,600	81,422
Net change in cash and cash equivalents	(5,350)	(33,545)
Beginning cash and cash equivalents	269,193	293,456
Ending cash and cash equivalents	$263,843	$259,911
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$286	$25
Leased assets obtained in exchange for new operating lease liabilities	$36,503	$—
See accompanying notes to consolidated financial statements.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 1 - Basis of Financial Statement Presentation
The accompanying unaudited consolidated interim financial statements of LegacyTexas Financial Group, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal and recurring adjustments which are considered necessary to fairly present the results for the interim periods presented have been included. Certain items in prior periods were reclassified to conform to the current presentation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”). Interim results are not necessarily indicative of results for a full year.
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
On June 17, 2019, the Company and Prosperity Bancshares, Inc.® (“Prosperity”) jointly announced the signing of a definitive merger agreement (the “merger agreement”) pursuant to which the Company will merge with Prosperity, with Prosperity as the surviving entity.

Under the terms of the merger agreement, shareholders of the Company will receive 0.5280 shares of Prosperity common stock and $6.28 cash for each share of common stock, subject to certain conditions.  Based on Prosperity’s closing price of $67.24 on June 14, 2019, the total consideration was valued at approximately $2.1 billion, or approximately $41.78 per share.

Kevin Hanigan, the Company’s President and Chief Executive Officer, will join the Prosperity team as the President and Chief Operating Officer of Prosperity and President of Prosperity Bank; and Mays Davenport, the Company’s Chief Financial Officer, will be named Executive Vice President and Director of Corporate Strategy of Prosperity and Prosperity Bank.  Scott Almy, Tom Swiley, Chuck Eikenberg and Aaron Shelby will hold senior management positions at Prosperity Bank.

In addition, upon completion of the merger, Kevin Hanigan and two independent directors of the Company will join the Board of Directors of Prosperity, which will be expanded accordingly. Mays Davenport will join the Board of Directors of Prosperity Bank.

The merger has been unanimously approved by the Board of Directors of Prosperity and unanimously approved by the independent directors of LegacyTexas, with Mr. Hanigan abstaining, and is expected to close during the fourth quarter of 2019, although delays could occur. The transaction is subject to certain conditions, including the approval by the Company shareholders and Prosperity shareholders and customary regulatory approvals.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 2 - Revenue Recognition

Revenue recognized from contracts with customers, which is accounted for under Accounting Standards Codification (“ASC”) 606, is entirely included in the Company’s non-interest income. Interest income and certain types of non-interest income are not accounted for under ASC 606 as it is accounted for under other accounting standards. Significant revenue streams recognized by the Company from contracts with customers accounted for under ASC 606 for the three and six months ended June 30, 2019 and 2018, are below:

		Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
Card services income	(a)	$3,583	$3,295	$6,595	$6,353
Service charges on deposits	(b)	2,058	1,957	4,030	3,730
Title income	(c)	1,562	1,196	2,348	2,253
Gains (losses) on the sale of other real estate owned	(d)	45	9	40	(31)

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

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 3 - Earnings Per Common Share
Earnings per common share is computed using the two-class method as more fully described in the Company’s 2018 Form 10-K. A reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic earnings per share:
Numerator:
Net income	$26,983	$27,837	$56,063	$53,599
Distributed and undistributed earnings to participating securities	(146)	(67)	(273)	(143)
Income available to common shareholders	$26,837	$27,770	$55,790	$53,456
Denominator:
Weighted average common shares outstanding	48,762,922	48,287,755	48,674,727	48,242,925
Less: Average unallocated ESOP shares	(1,121,344)	(1,174,297)	(1,127,926)	(1,180,879)
Average unvested restricted stock awards	(258,264)	(113,053)	(231,625)	(125,323)
Average shares for basic earnings per share	47,383,314	47,000,405	47,315,176	46,936,723
Basic earnings per common share	$0.57	$0.59	$1.18	$1.14
Diluted earnings per share:
Numerator:
Income available to common shareholders	$26,837	$27,770	$55,790	$53,456
Denominator:
Average shares for basic earnings per share	47,383,314	47,000,405	47,315,176	46,936,723
Dilutive effect of share-based compensation plan	540,077	617,752	561,917	651,373
Average shares for diluted earnings per share	47,923,391	47,618,157	47,877,093	47,588,096
Diluted earnings per common share	$0.56	$0.58	$1.17	$1.12
Share awards excluded in the computation of diluted earnings per share because the exercise price was greater than the common stock average market price and were therefore antidilutive	254,171	479,531	348,630	553,390

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 4 - Securities
The amortized cost, related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and the fair value of securities available for sale (“AFS”) were as follows:

June 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency residential mortgage-backed securities [1]	$135,233	$344	$970	$134,607
Agency commercial mortgage-backed securities [1]	8,187	—	34	8,153
Agency residential collateralized mortgage obligations [1]	292,946	2,387	961	294,372
Municipal bonds	22,294	330	7	22,617
Total securities	$458,660	$3,061	$1,972	$459,749
December 31, 2018
Agency residential mortgage-backed securities [1]	$153,671	$283	$4,083	$149,871
Agency commercial mortgage-backed securities [1]	9,063	—	143	8,920
Agency residential collateralized mortgage obligations [1]	284,886	603	4,850	280,639
US government and agency securities	1,500	43	—	1,543
Municipal bonds	31,053	87	367	30,773
Total securities	$480,173	$1,016	$9,443	$471,746

[1]	Mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
The amortized cost (carrying amount), related gross unrealized gains and losses and fair value of securities held to maturity (“HTM”) were as follows:

June 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency residential mortgage-backed securities [1]	$47,615	$613	$230	$47,998
Agency commercial mortgage-backed securities [1]	21,612	343	—	21,955
Agency residential collateralized mortgage obligations [1]	13,890	96	31	13,955
Municipal bonds	44,719	300	63	44,956
Total securities	$127,836	$1,352	$324	$128,864
December 31, 2018
Agency residential mortgage-backed securities [1]	$53,377	$266	$1,151	$52,492
Agency commercial mortgage-backed securities [1]	21,872	60	167	21,765
Agency residential collateralized mortgage obligations [1]	17,645	25	124	17,546
Municipal bonds	53,152	305	469	52,988
Total securities	$146,046	$656	$1,911	$144,791

[1]	Mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The amortized cost (carrying amount) and fair value of HTM debt securities and the fair value of AFS debt securities at June 30, 2019 by contractual maturity are set forth in the table below. Securities with contractual payments not due at a single maturity date, including mortgage-backed securities and collateralized mortgage obligations, are shown separately. During the quarter ended March 31, 2019, the Company adopted Accounting Standards Update (“ASU”) 2017-08, Premium Amortization on Purchased Callable Debt, which required certain premiums on callable debt securities to be amortized to the earliest call date. The amortization period for callable debt securities purchased at a discount was not impacted by this ASU. The adoption of this ASU did not have a significant impact on the Company’s financial statements and disclosures.

	HTM		AFS
	Amortized Cost	Fair Value	Fair Value
Due in one year or less	$967	$972	$1,800
Due after one to five years	16,619	16,725	7,129
Due after five to ten years	26,241	26,343	11,455
Due after ten years	892	916	2,233
Agency residential mortgage-backed securities	47,615	47,998	134,607
Agency commercial mortgage-backed securities	21,612	21,955	8,153
Agency residential collateralized mortgage obligations	13,890	13,955	294,372
Total	$127,836	$128,864	$459,749

Securities with a carrying value of $219,119 and $211,198 at June 30, 2019 and December 31, 2018, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.
At June 30, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies of U.S. Government Sponsored Enterprises, in an amount greater than 10% of shareholders’ equity.
Securities sales activity during the three and six months ended June 30, 2019 and 2018 is shown below. All securities sold were classified as AFS, and gains and losses are recorded using the specific-identification method.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Proceeds	$—	$—	$23,886	$—
Gross gains	—	—	161	—
Gross losses	—	—	155	—
Tax expense of securities gains/losses	—	—	1	—

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Securities with unrealized losses at June 30, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

AFS	Less than 12 Months		12 Months or More		Total
June 30, 2019	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency residential mortgage-backed securities [1]	$—	$—	$100,776	$970	$100,776	$970
Agency commercial mortgage-backed securities [1]	—	—	8,152	34	8,152	34
Agency residential collateralized mortgage obligations [1]	15,025	35	104,469	926	119,494	961
Municipal bonds	1,033	1	1,322	6	2,355	7
Total temporarily impaired	$16,058	$36	$214,719	$1,936	$230,777	$1,972
December 31, 2018
Agency residential mortgage-backed securities [1]	$4,770	$27	$123,413	$4,056	$128,183	$4,083
Agency commercial mortgage-backed securities [1]	—	—	8,921	143	8,921	143
Agency residential collateralized mortgage obligations [1]	32,668	195	153,131	4,655	185,799	4,850
Municipal bonds	6,326	59	16,260	308	22,586	367
Total temporarily impaired	$43,764	$281	$301,725	$9,162	$345,489	$9,443

HTM	Less than 12 Months		12 Months or More		Total
June 30, 2019	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency residential mortgage-backed securities [1]	$—	$—	$22,801	$230	$22,801	$230
Agency residential collateralized mortgage obligations [1]	—	—	3,799	31	3,799	31
Municipal bonds	1,435	9	8,696	54	10,131	63
Total temporarily impaired	$1,435	$9	$35,296	$315	$36,731	$324
December 31, 2018
Agency residential mortgage-backed securities [1]	$5,002	$15	$30,180	$1,136	$35,182	$1,151
Agency commercial mortgage-backed securities [1]	6,465	41	6,964	126	13,429	167
Agency residential collateralized mortgage obligations [1]	3,994	11	6,213	113	10,207	124
Municipal bonds	7,131	17	20,244	452	27,375	469
Total temporarily impaired	$22,592	$84	$63,601	$1,827	$86,193	$1,911

[1]	Mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
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
As of June 30, 2019, 171 securities had unrealized losses, 163 of which had been in an unrealized loss position for over 12 months. The Company does not believe these unrealized losses are other-than-temporary and expects full collection of the carrying amount of these securities. At June 30, 2019, the Company does not intend to sell the securities in an unrealized loss position, and it is not more-likely-than-not that the Company will be required to sell the securities prior to recovery of amortized cost. All principal and interest payments are being received on time and in full.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 5 - Loans
Loans consist of the following.

	June 30, 2019	December 31, 2018
Loans held for sale, at fair value	$46,571	$23,193

Loans held for investment:
Commercial real estate	$3,180,582	$3,026,754
Commercial and industrial	2,102,917	2,057,791
Construction and land	288,491	270,629
Consumer real estate	1,460,417	1,390,378
Other consumer	47,668	45,171
Gross loans held for investment, excluding Warehouse Purchase Program	7,080,075	6,790,723
Net of:
Deferred costs (fees) and discounts, net	11,751	10,397
Allowance for loan losses	(92,219)	(67,428)
Net loans held for investment, excluding Warehouse Purchase Program	6,999,607	6,733,692
Warehouse Purchase Program	1,542,684	960,404
Total loans held for investment	$8,542,291	$7,694,096

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Activity in the allowance for loan losses during the three and six months ended June 30, 2019 and 2018, segregated by portfolio segment and evaluation for impairment, is set forth below. The below activity does not include Warehouse Purchase Program loans, which are collectively evaluated for impairment and are purchased under several contractual requirements, providing safeguards to the Company. To date, the Company has not experienced a loss on its Warehouse Purchase Program loans and no allowance for loan losses has been allocated to them. At June 30, 2019 and 2018, the allowance for loan losses related to purchased credit impaired (“PCI”) loans totaled $163 and $310, respectively.

For the three months ended June 30, 2019	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance	$21,525	$44,721	$3,837	$6,072	$1,375	$77,530
Charge-offs	—	(1,348)	—	—	(276)	(1,624)
Recoveries	—	112	—	4	74	190
Provision expense (benefit)	3,279	12,119	713	(170)	182	16,123
Ending balance	$24,804	$55,604	$4,550	$5,906	$1,355	$92,219
For the six months ended June 30, 2019
Allowance for loan losses:
Beginning balance	$20,045	$36,398	$3,910	$5,843	$1,232	$67,428
Charge-offs	—	(1,440)	—	(23)	(520)	(1,983)
Recoveries	—	667	—	24	121	812
Provision expense	4,759	19,979	640	62	522	25,962
Ending balance	$24,804	$55,604	$4,550	$5,906	$1,355	$92,219
Allowance ending balance:
Individually evaluated for impairment	$2,092	$29,116	$—	$72	$83	$31,363
Collectively evaluated for impairment	22,712	26,488	4,550	5,834	1,272	60,856
Loans:
Individually evaluated for impairment	7,292	48,366	228	3,403	5	59,294
Collectively evaluated for impairment	3,173,069	2,054,472	288,263	1,456,850	47,488	7,020,142
PCI loans	221	79	—	164	175	639
Ending balance	$3,180,582	$2,102,917	$288,491	$1,460,417	$47,668	$7,080,075

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

For the three months ended June 30, 2018	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance	$21,538	$42,764	$3,938	$5,029	$1,239	$74,508
Charge-offs	(236)	(27,289)	—	—	(212)	(27,737)
Recoveries	—	28	—	9	37	74
Provision expense (benefit)	374	17,369	(264)	(41)	162	17,600
Ending balance	$21,676	$32,872	$3,674	$4,997	$1,226	$64,445
For the six months ended June 30, 2018
Allowance for loan losses:
Beginning balance	$21,587	$39,005	$4,644	$4,838	$1,227	$71,301
Charge-offs	(239)	(39,525)	—	—	(500)	(40,264)
Recoveries	—	50	—	20	103	173
Provision expense (benefit)	328	33,342	(970)	139	396	33,235
Ending balance	$21,676	$32,872	$3,674	$4,997	$1,226	$64,445
Allowance ending balance:
Individually evaluated for impairment	$69	$1,749	$—	$225	$28	$2,071
Collectively evaluated for impairment	21,607	31,123	3,674	4,772	1,198	62,374
Loans:
Individually evaluated for impairment	3,656	10,222	—	2,784	16	16,678
Collectively evaluated for impairment	3,015,188	2,041,619	265,745	1,284,168	44,402	6,651,122
PCI loans	2,304	114	—	751	170	3,339
Ending balance	$3,021,148	$2,051,955	$265,745	$1,287,703	$44,588	$6,671,139
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Beginning balance	$690	$957	$729	$929
Charge-offs on lending-related commitments	—	—	—	—
Provision (benefit) for credit losses on lending-related commitments	(23)	(122)	(62)	(94)
Ending balance	$667	$835	$667	$835

Impaired loans at June 30, 2019 and December 31, 2018, were as follows1:

June 30, 2019	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial real estate	$7,312	$628	$6,664	$7,292	$2,082
Commercial and industrial	48,821	837	47,529	48,366	29,116
Construction and land	228	228	—	228	—
Consumer real estate	3,905	3,403	—	3,403	—
Other consumer	8	1	4	5	2
Total	$60,274	$5,097	$54,197	$59,294	$31,200
December 31, 2018
Commercial real estate	$177	$159	$—	$159	$—
Commercial and industrial	17,124	1,844	14,864	16,708	4,109
Consumer real estate	2,865	2,370	5	2,375	4
Other consumer	35	—	3	3	3
Total	$20,201	$4,373	$14,872	$19,245	$4,116

[1]	No Warehouse Purchase Program loans were impaired at June 30, 2019 or December 31, 2018. Loans reported do not include PCI loans.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Income on impaired loans for the three and six months ended June 30, 2019 and 2018, was as follows1:

	Three Months Ended June 30,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate	$7,057	$2	$6,025	$2
Commercial and industrial	48,921	—	32,942	—
Construction and land	114	—	—	—
Consumer real estate	2,980	10	2,846	8
Other consumer	5	—	19	1
Total	$59,077	$12	$41,832	$11
	Six Months Ended June 30,
	2019		2018
Commercial real estate	$4,100	$4	$5,124	$4
Commercial and industrial	34,947	—	49,213	—
Construction and land	65	—	—	—
Consumer real estate	2,760	20	2,897	16
Other consumer	5	—	25	2
Total	$41,877	$24	$57,259	$22

[1]	Loans reported do not include PCI loans.
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
No loans past due over 90 days were still accruing interest at June 30, 2019. Loans past due over 90 days that were still accruing interest at December 31, 2018 totaled $58, which consisted entirely of PCI loans. At June 30, 2019, no PCI loans were considered non-performing loans. No Warehouse Purchase Program loans were non-performing at June 30, 2019 or December 31, 2018. Non-performing (nonaccrual) loans were as follows:

	June 30, 2019	December 31, 2018
Commercial real estate	$7,293	$159
Commercial and industrial	48,367	16,710
Construction and land	228	—
Consumer real estate	6,144	5,506
Other consumer	24	46
Total	$62,056	$22,421

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
The outstanding balances of TDRs as of June 30, 2019 and December 31, 2018 are shown below:

	June 30, 2019	December 31, 2018
Nonaccrual TDRs(1)	$8,938	$1,160
Performing TDRs (2)	837	926
Total	$9,775	$2,086
Outstanding commitments to lend additional funds to borrowers with TDR loans	—	—

[1]	Nonaccrual TDR loans are included in the nonaccrual loan totals.

[2]	Performing TDR loans are loans that have been performing under the restructured terms for at least six months and the Company is accruing interest on these loans.
The following tables provide the recorded balances of loans modified as a TDR during the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Combination of Rate Reduction and Principal Deferral	Total	Principal Deferrals	Combination of Rate Reduction and Principal Deferral	Total
Commercial and industrial	$—	$—	$7,401	$—	$7,401
Consumer real estate	600	600	—	600	600
Other consumer	—	—	3	—	3
Total	$600	$600	$7,404	$600	$8,004
	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
Commercial and industrial	$—	$—	$83	$—	$83
Total	$—	$—	$83	$—	$83

No loans modified as a TDR during the three and six months ended June 30, 2019 or 2018, experienced a subsequent payment default in the preceding twelve months. A payment default is defined as a loan that was 90 days or more past due.
Loans acquired with evidence of credit quality deterioration at acquisition, for which it was probable that the Company would not be able to collect all contractual amounts due, were accounted for as PCI loans. The carrying amount of PCI loans included in the consolidated balance sheets and the related outstanding balances at June 30, 2019 and December 31, 2018 are set forth in the table below. The outstanding balance represents the total amount owed, including accrued but unpaid interest, and any amounts previously charged off.

	June 30, 2019	December 31, 2018
Carrying amount [1]	$476	$939
Outstanding balance	585	1,170

[1]	The carrying amounts are reported net of allowance for loan losses of $163 and $250 as of June 30, 2019 and December 31, 2018, respectively.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Changes in the accretable yield for PCI loans for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Beginning balance	$609	$2,167	$624	$2,279
Reclassifications (to) from nonaccretable	(467)	10	(432)	61
Disposals	287	17	287	(47)
Accretion	(37)	(96)	(87)	(195)
Balance at end of period	$392	$2,098	$392	$2,098

Below is an analysis of the age of recorded investment in loans that were past due at June 30, 2019 and December 31, 2018. No Warehouse Purchase Program loans were delinquent at June 30, 2019 or December 31, 2018 and therefore these loans are not included in the following tables.

June 30, 2019	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Loans Past Due	Current Loans	Total Loans
Commercial real estate	$2,746	$5	$7,264	$10,015	$3,170,567	$3,180,582
Commercial and industrial	4,519	1,340	26,450	32,309	2,070,608	2,102,917
Construction and land	1,345	—	228	1,573	286,918	288,491
Consumer real estate	1,912	6,073	1,836	9,821	1,450,596	1,460,417
Other consumer	256	61	—	317	47,351	47,668
Total	$10,778	$7,479	$35,778	$54,035	$7,026,040	$7,080,075
December 31, 2018
Commercial real estate	$6	$—	$—	$6	$3,026,748	$3,026,754
Commercial and industrial	289	—	217	506	2,057,285	2,057,791
Construction and land	557	—	—	557	270,072	270,629
Consumer real estate	18,885	4,241	1,632	24,758	1,365,620	1,390,378
Other consumer	271	15	29	315	44,856	45,171
Total	$20,008	$4,256	$1,878	$26,142	$6,764,581	$6,790,723

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

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The recorded investment in loans by credit quality indicators at June 30, 2019 and December 31, 2018, was as follows:
Real Estate and Commercial and Industrial Credit Exposure
Credit Risk Profile by Internally Assigned Grade

June 30, 2019	Commercial Real Estate	Commercial and Industrial	Construction and Land	Consumer Real Estate
Grade: [1]
Pass	$3,153,794	$1,928,987	$288,263	$1,449,095
Special Mention	18,074	53,919	—	2,668
Substandard	8,714	120,010	228	8,333
Doubtful	—	1	—	321
Total	$3,180,582	$2,102,917	$288,491	$1,460,417
December 31, 2018
Grade: [1]
Pass	$3,007,810	$1,935,786	$270,629	$1,382,388
Special Mention	17,322	56,016	—	1,218
Substandard	1,622	65,987	—	6,429
Doubtful	—	2	—	343
Total	$3,026,754	$2,057,791	$270,629	$1,390,378

[1]	PCI loans are included in the substandard or doubtful categories. These categories are consistent with the “substandard” and “doubtful” categories as defined by regulatory authorities.
Warehouse Purchase Program Credit Exposure
All Warehouse Purchase Program loans were graded pass as of June 30, 2019 and December 31, 2018.
Other Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

	June 30, 2019	December 31, 2018
Performing	$47,644	$45,125
Non-performing	24	46
Total	$47,668	$45,171

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
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Fair Value Measurements Using Level 2
	June 30, 2019	December 31, 2018
Assets:
Agency residential mortgage-backed securities	$134,607	$149,871
Agency commercial mortgage-backed securities	8,153	8,920
Agency residential collateralized mortgage obligations	294,372	280,639
US government and agency securities	—	1,543
Municipal bonds	22,617	30,773
Total securities available for sale	$459,749	$471,746

Loans held for sale [1]	$46,571	$23,193
Derivative financial instruments:
Interest rate lock commitments	968	459
Forward mortgage-backed securities trades	19	—
Loan customer counterparty	4,658	578
Financial institution counterparty	146	1,118
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	—	—
Forward mortgage-backed securities trades	154	163
Loan customer counterparty	146	1,118
Financial institution counterparty	4,658	578

[1]
At June 30, 2019 and December 31, 2018, loans held for sale had an aggregate outstanding principal balance of $44,921 and $22,402, respectively. There were no mortgage loans held for sale that were 90 days or greater past due or on non-accrual at June 30, 2019 or December 31, 2018.

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
Derivative instruments:
Interest rate lock commitments (“IRLCs”) - The estimated fair values of IRLCs utilize current secondary market prices for underlying loans and estimated servicing value with similar coupons, maturity and credit quality, subject to the anticipated loan funding. The fair value of IRLCs is subject to change primarily due to changes in interest rates. These commitments are classified as Level 2 in the fair value disclosures, as the assumptions used that have the most significant impact on valuations are based on observable market inputs.
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
Assets and Liabilities Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below. There were no liabilities measured at fair value on a non-recurring basis at June 30, 2019 or December 31, 2018.

	Fair Value Measurements Using Level 3
	June 30, 2019	December 31, 2018
Assets:
Impaired loans	$22,997	$10,756
Foreclosed assets:
Consumer real estate	—	720
Other	584	613

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
Foreclosed assets - These loans are measured at the lower of book or fair value less costs to sell using third party appraisals, listing agreements or sale contracts, which may be adjusted by additional Level 3 inputs, such as discounts of market value, estimated marketing costs and estimated legal expenses. Management may also consider additional adjustments on specific properties due to the age of the appraisal, expected holding period, lack of comparable sales, or if the other real estate owned is a special use property. At June 30, 2019, the Company had $983 in residential mortgage loans in the process of foreclosure.
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
Fair value of financial instruments not recorded at fair value
The carrying amount and fair value information of financial instruments not recorded at fair value in their entirety on a recurring basis on the Company’s consolidated balance sheets at June 30, 2019 and at December 31, 2018, were as follows:

		Fair Value Measurement Using
June 30, 2019	Carrying Amount	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$263,843	$263,843	$—	$—
Securities held to maturity	127,836	—	128,864	—
Loans held for investment, net	6,999,607	—	—	6,959,130
Loans held for investment - Warehouse Purchase Program	1,542,684	—	—	1,542,684
FHLB and other restricted securities, at cost	79,195	—	79,195	—
Accrued interest receivable	32,525	32,525	—	—
Financial liabilities
Deposits	$7,055,790	$—	$—	$7,059,481
FHLB advances	1,384,765	—	—	1,384,902
Repurchase agreements	52,414	—	—	47,117
Subordinated debt	135,257	—	—	136,767
Accrued interest payable	4,848	4,848	—	—
December 31, 2018
Financial assets
Cash and cash equivalents	$269,193	$269,193	$—	$—
Securities held to maturity	146,046	—	144,791	—
Loans held for investment, net	6,733,692	—	—	6,664,703
Loans held for investment - Warehouse Purchase Program	960,404	—	—	960,404
FHLB and other restricted securities, at cost	56,226	—	56,226	—
Accrued interest receivable	27,104	27,104	—	—
Financial liabilities
Deposits [1]	$6,841,715	$—	$—	$6,834,351
FHLB advances	825,409	—	—	825,496
Repurchase agreement	50,340	—	—	44,214
Subordinated debt	135,012	—	—	138,524
Accrued interest payable	4,428	4,428	—	—

1 The fair value of non-maturity deposits at December 31, 2018 was adjusted to report these deposits at their carrying value.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 7 - Derivative Financial Instruments

The following table provides the outstanding notional balances and fair values of outstanding derivative positions at June 30, 2019 and December 31, 2018.

	June 30, 2019			December 31, 2018
	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$31,993	$968	$—	$12,287	$459	$—
Forward mortgage-backed securities trades	57,500	19	154	24,133	—	163
Commercial loan interest rate swaps and caps:
Loan customer counterparty	$161,512	$4,658	$146	$64,130	$578	$1,118
Financial institution counterparty	161,512	146	4,658	64,130	1,118	578
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
The commercial loan customer counterparty weighted average received and paid interest rates for interest rate swaps outstanding at June 30, 2019 and December 31, 2018 are presented in the following table.

	Weighted-Average Interest Rate
	June 30, 2019		December 31, 2018
	Received	Paid	Received	Paid
Loan customer counterparty	4.08%	4.31%	4.21%	4.29%

Our credit exposure on interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $4,658 at June 30, 2019 and $578 at December 31, 2018. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. Our credit exposure, net of collateral pledged, relating to interest rate swaps with upstream financial institution counter-parties was approximately $150 at June 30, 2019.  A credit support annex is in place and allows the Company to call collateral from upstream financial institution counter-parties. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. Our cash collateral pledged for interest rate swaps and included in our interest-bearing deposits, which totaled $6,500 at June 30, 2019 and $2,480 at December 31, 2018, is in excess of our credit exposure.

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The initial and subsequent changes in the fair value of IRLCs and the forward sales of mortgage-back securities are recorded in net gain on sale of mortgage loans. These gains and losses were not attributable to instrument-specific credit risk. For interest rate swaps and caps, because we act as an intermediary for our customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on our results of operations. Income (loss) for the three and six months ended June 30, 2019 and 2018 was as follows:

Derivatives not designated as hedging instruments	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
IRLCs	$269	$(10)	$509	$77
Forward mortgage-backed securities trades	(543)	52	(880)	451

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 8 - Share-based Compensation

Compensation cost charged to income for share-based compensation, which is reported in non-interest expense as salaries and employee benefits, is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Restricted stock	$1,291	$578	$3,170	$1,642
Stock options	724	820	1,395	1,811
Income tax benefit	423	293	959	725

A summary of activity in the Company’s active share-based compensation plans (“Plans”) for the six months ended June 30, 2019 is presented below.

	Time-Vested Restricted Shares Outstanding		Performance-Based Restricted Shares Outstanding			Stock Options Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value per Share [1]	Number of Shares		Weighted-Average Grant Date Fair Value per Share [2]	Number of Shares	Weighted- Average Exercise Price per Share
Beginning balance	191,803	$38.90	78,958		$32.09	1,832,887	$26.97
Granted	135,985	40.46	28,600	[3]	40.71	—	—
Additional performance-based shares issued at vesting	—	—	20,100	[4]	35.13	—	—
Vested/exercised	(17,949)	42.40	(60,300)		35.13	(133,992)	25.47
Forfeited/expired	(2,300)	42.74	—		—	(36,917)	32.01
Ending balance	307,539	$39.36	67,358		$40.71	1,661,978	$26.97

[1]	For restricted stock awards with time-based vesting conditions, the grant date fair value is based upon the closing stock price as quoted on the Nasdaq Stock Market on the grant date.

[2]
For restricted stock awards with performance-based vesting conditions, the value of the award is based upon the closing stock price as quoted on the Nasdaq Stock Market on the date of vesting. Until the final value is determined on the vesting date, the Company estimates the fair value based upon the closing stock price as quoted on the Nasdaq Stock Market on the last business day of each month.

[3]
The 28,600 performance-based shares granted are represented at target; however, if certain performance metrics are met at vesting, the actual number of shares awarded may be up to 200% of target amount, with an additional 20% increase or decrease in the total share award at vesting depending on the Company’s Total Shareholder Return percentage for the determined period.

[4]
Performance-based restricted stock awards that achieved the maximum performance goals and vested at 150% based on Company return on average assets and return on average equity relative to a specified peer group of financial institutions over a three-year performance period that commenced in January 2016 and ended in December 2018. The 20,100 shares reflected in the table represent the additional shares issued to bring the vesting share amount from target (100%) to maximum (150%.)

The total unrecognized compensation expense as of June 30, 2019, related to the Plans is presented below.

	Unrecognized Compensation Expense	Weighted-Average Period of Expense
Non-vested restricted shares	$10,143	1.9
Non-vested stock options	$1,855	0.6

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

Supplemental lease information at or for the six months ended June 30, 2019 is as follows:

Balance sheet:
Operating lease asset classified as premises and equipment	$34,441
Operating lease liability classified as other liabilities	38,099
Income statement:
Operating lease cost classified as occupancy and equipment expense	$2,981
Weighted average lease term, in years	9.36
Weighted average discount rate[1]	4.88%
Operating cash flows	$3,027

1.
The discount rate was developed by using the US Financials A+, A, A- BVAL curve (base curve), which represents the unsecured borrowing cost of banks with similar credit ratings as the Company.  A liquidity premium was derived from recent market transactions and applied to the base curve to determine final discount rates.

A maturity analysis of the Company’s lease liabilities at June 30, 2019 was as follows:

Balance
July 1, 2019 to June 30, 2020	$6,026
July 1, 2020 to June 30, 2021	5,749
July 1, 2021 to June 30, 2022	5,392
July 1, 2022 to June 30, 2023	4,949
July 1, 2023 to June 30, 2024	4,740
Thereafter	21,062
Total lease payments	47,918
Less: Interest	(9,819)
Present value of lease liabilities	$38,099

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 10 - Income Taxes
A summary of the net deferred tax liabilities as of June 30, 2019 and December 31, 2018, is presented below:

	June 30, 2019	December 31, 2018
Net deferred tax liabilities	$4,488	$9,769
Estimated annual effective tax rate	21%

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
The contractual amounts of financial instruments with off‑balance sheet risk at June 30, 2019 and December 31, 2018, are summarized below. Please see Part I-Item 2-“Off-Balance Sheet Arrangements, Contractual Obligations and Commitments” of this Form 10-Q for information related to commitment maturities.

	June 30, 2019	December 31, 2018
Unused commitments to extend credit	$1,785,281	$1,850,351
Unused capacity on Warehouse Purchase Program loans	620,316	967,096
Standby letters of credit	61,853	46,383
Total unused commitments/capacity	$2,467,450	$2,863,830

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
In addition to the commitments above, the Company guarantees the credit card debt of certain customers to the merchant bank that issues the credit cards. These guarantees are in place for as long as the guaranteed credit card is open. At June 30, 2019 and December 31, 2018, these credit card guarantees totaled $2,223 and $1,973, respectively. This amount represents the maximum potential amount of future payments under the guarantee, which the Company is responsible for in the event of customer non-payment.
The Company funds an allowance for credit losses on off-balance sheet lending-related commitments and guarantees on credit card debt through a charge to provision for credit losses on the Company’s consolidated statement of income. At June 30, 2019 and December 31, 2018, this allowance for credit losses on off-balance sheet lending-related commitments and guarantees on credit card debt, included in “other liabilities” on the Company’s consolidated balance sheets, totaled $667 and $729, respectively.
In addition to the commitments above, the Company had overdraft protection available in the amounts of $83,507 and $84,504 at June 30, 2019 and December 31, 2018, respectively.
The Company, at June 30, 2019 and December 31, 2018, had FHLB letters of credit of $889,480 and $932,200, respectively, pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.
At June 30, 2019 and December 31, 2018, the Company had $730 and $830, respectively, of unfunded commitments recorded in other liabilities in its consolidated balance sheet related to investments in community development-oriented private equity funds used for Community Reinvestment Act purposes.

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

LEGACYTEXAS FINANCIAL GROUP, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 13 — Subsequent Events
The Company evaluated events from the date of the consolidated financial statements on June 30, 2019 through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q dated July 24, 2019. No additional events were identified requiring recognition in and/or disclosures in the consolidated financial statements.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: the expected cost savings, synergies and other financial benefits from our proposed merger with Prosperity Bancshares, Inc. (“Prosperity”) might not be realized within the expected time frames or at all and costs or difficulties relating to integration matters might be greater than expected; the requisite shareholder and regulatory approvals and other closing conditions for the proposed merger of the Company and Prosperity may be delayed or may not be obtained or the merger agreement may be terminated; business disruption may occur following or in connection with the proposed merger of the Company and Prosperity; the Company's businesses may experience disruptions due to transaction-related uncertainty or other factors making it more difficult to maintain relationships with employees, customers, other business partners or governmental entities; the diversion of managements' attention from ongoing business operations and opportunities as a result of the proposed merger or otherwise; changes in economic conditions; legislative changes; changes in policies by regulatory agencies; fluctuations in interest rates; the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; the Company’s ability to access cost-effective funding; fluctuations in real estate values and both residential and commercial real estate market conditions; demand for loans and deposits in the Company’s market area; fluctuations in the price of oil, natural gas and other commodities; competition; changes in management’s business strategies; changes in the regulatory and tax environments in which the Company operates, including the impact of the “Tax Cuts and Jobs Act” (the “TCJA”) on the Company’s deferred tax asset, and the anticipated impact of the TCJA on the Company’s future earnings; and other factors set forth in the Company’s filings with the SEC.

The factors listed above could materially affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake - and specifically declines any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. When considering forward-looking statements, keep in mind these risks and uncertainties. Undue reliance should not be placed on any forward-looking statement, which speaks only as of the date made. Refer to the Company’s periodic and current reports filed with the SEC for specific risks that could cause actual results to be significantly different from those expressed or implied by any forward-looking statements.

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
The Bank is regulated by the Texas Department of Banking (“TDOB”) and the Federal Reserve Bank (“FRB”) with back-up oversight by the Federal Deposit Insurance Corporation (“FDIC”). Additionally, the Bank is a Federal Reserve member bank required to have certain reserves and stock set by the FRB and a member of the Federal Home Loan Bank of Dallas, one of the 12 regional banks in the Federal Home Loan Bank System (“FHLB”). The Company is regulated by the FRB.

On June 17, 2019, the Company and Prosperity jointly announced the signing of a definitive merger agreement (the “merger agreement”) pursuant to which the Company will merge with Prosperity. Under the terms of the merger agreement, shareholders of the Company will receive 0.5280 shares of Prosperity common stock and $6.28 cash for each share of Company common stock, subject to certain conditions.  Based on Prosperity’s closing price of $67.24 on June 14, 2019, the total consideration was valued at approximately $2.1 billion, or approximately $41.78 per share. Kevin Hanigan, the Company’s President and Chief Executive Officer, will join the Prosperity team as the President and Chief Operating Officer of Prosperity and President of Prosperity Bank; and Mays Davenport, the Company’s Chief Financial Officer, will be named Executive Vice President and Director of Corporate Strategy of Prosperity and Prosperity Bank.  Scott Almy, Tom Swiley, Chuck Eikenberg and Aaron Shelby will hold senior management positions at Prosperity Bank. In addition, upon completion of the merger, Kevin Hanigan, Bruce Hunt and George Fisk will join the Board of Directors of Prosperity. Mays Davenport will join the Board of Directors of Prosperity Bank. The merger has been unanimously approved by the Board of Directors of Prosperity and unanimously approved by the independent directors of LegacyTexas, with Mr. Hanigan abstaining, and is expected to close during the fourth quarter of 2019, although delays could occur. The transaction is subject to certain conditions, including the approval by the Company shareholders and Prosperity shareholders and customary regulatory approvals.
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
Our principal objective is to be a commercially-oriented, customer-focused financial services company, providing outstanding service and innovative products in our primary market area of North Texas. Our Board of Directors has adopted a strategy designed to maintain growth and profitability, a strong capital position and high asset quality.
Performance Summary

•
Net income for the three months ended June 30, 2019 was $27.0 million, a decrease of $854,000, or 3.1%, from net income of $27.8 million for the three months ended June 30, 2018. The decrease in net income was driven by higher interest and non-interest expense, which was partially offset by higher interest income on loans, increased non-interest income and a lower provision for credit losses.

•	The net interest margin for the three months ended June 30, 2019 was 3.77%, a 16 basis point decrease from the three months ended June 30, 2018.

•	Assets totaled $9.94 billion at June 30, 2019, which generated basic earnings per share for the three months ended June 30, 2019 of $0.57.

•
Gross loans held for investment at June 30, 2019, excluding Warehouse Purchase Program loans, grew $289.4 million, or 4.3%, from December 31, 2018, while Warehouse Purchase Program loans, which totaled $1.54 billion at June 30, 2019, increased by $582.3 million, or 60.6%, from December 31, 2018.

•	Total deposits at June 30, 2019 grew $214.1 million, or 3.1%, from December 31, 2018, which included increases in all deposit categories.

•	Non-performing loans increased by $39.6 million, or 176.8%, from December 31, 2018, totaling $62.1 million at June 30, 2019.
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
Allowance for Loan Loss. The allowance for loan losses and related provision expense are susceptible to change if the credit quality of our loan portfolio changes, which is evidenced by many factors, including but not limited to charge-offs and non-performing loan trends. Generally, consumer real estate lending has a lower risk profile compared to other consumer lending (such as automobile loans). Commercial real estate and commercial and industrial lending, however, can have higher risk profiles than consumer loans due to these loans being larger in amount and more susceptible to fluctuations in industry, market and economic conditions. While management uses available information to recognize losses on loans, changes in economic conditions, the mix and size of the loan portfolio and individual borrower conditions can dramatically impact our level of allowance for loan losses in relatively short periods of time. Management believes that the allowance for loan losses is maintained at a level that represents coverage of our best estimate of credit losses in the loan portfolio as of June 30, 2019.
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

Comparison of Financial Condition at June 30, 2019 and December 31, 2018
General. Total assets increased by $884.8 million to $9.94 billion at June 30, 2019 from $9.05 billion at December 31, 2018, primarily due to a $582.3 million, or 60.6%, increase in Warehouse Purchase Program loans, as well as a $289.4 million, or 4.3%, increase in gross loans held for investment, excluding Warehouse Purchase Program loans.
Loans. Gross loans held for investment increased by $871.6 million, or 11.2%, to $8.62 billion at June 30, 2019 from $7.75 billion at December 31, 2018, while loans held for sale increased by $23.4 million, or 100.8%, for the same period.

	June 30, 2019	December 31, 2018	Dollar Change	Percent Change
	(Dollars in thousands)
Commercial real estate	$3,180,582	$3,026,754	$153,828	5.1%
Commercial and industrial	2,102,917	2,057,791	45,126	2.2
Construction and land	288,491	270,629	17,862	6.6
Consumer real estate	1,460,417	1,390,378	70,039	5.0
Other consumer	47,668	45,171	2,497	5.5
Gross loans held for investment, excluding Warehouse Purchase Program loans	7,080,075	6,790,723	289,352	4.3
Warehouse Purchase Program	1,542,684	960,404	582,280	60.6
Gross loans held for investment	8,622,759	7,751,127	871,632	11.2
Loans held for sale	46,571	23,193	23,378	100.8
Gross loans	$8,669,330	$7,774,320	$895,010	11.5%

Gross loans held for investment at June 30, 2019, excluding Warehouse Purchase Program loans, grew $289.4 million, or 4.3%, from December 31, 2018, which included growth in all loan portfolios. Commercial real estate and consumer real estate loans at June 30, 2019 increased by $153.8 million and $70.0 million, respectively, from December 31, 2018, while commercial and industrial and construction and land loans increased by $45.1 million and $17.9 million, respectively, for the same period.
Reserve-based energy loans, which are reported as commercial and industrial loans, totaled $518.6 million at June 30, 2019, down $1.8 million from $520.4 million at December 31, 2018. Substantially all of the reserve-based energy loans are secured by deeds of trust on properties containing proven oil and natural gas reserves.

At June 30, 2019, our reserve-based energy portfolio (reported above at $518.6 million) was secured by collateral that consisted of 58% crude oil reserves and 42% natural gas reserves. We encourage, and in some cases even require, borrowers to utilize commodity hedges, in order to stabilize cash flows during volatile commodity price environments.  Hedges are used to guard against falling prices, and the goal is that the duration of the hedge will last long enough for prices to come back from any significant decline.  Hedges will typically include minimum and maximum allowed percentage of production, a minimum and maximum allowed term, and a minimum price.

In addition to the reserve-based energy loans, the Bank has loans categorized as "Midstream and Other," which are typically related to the transmission of oil and natural gas and would only be indirectly impacted by declining commodity prices. At June 30, 2019, “Midstream and Other” loans had a total outstanding balance of $20.6 million, down $17.5 million from $38.1 million at December 31, 2018.

Warehouse Purchase Program loans increased by $582.3 million, or 60.6%, to $1.54 billion at June 30, 2019 from $960.4 million at December 31, 2018. Although not bound by any legally binding commitment, when a purchase decision is made the Bank purchases a 100% participation interest in the loans originated by our mortgage banking company customers. The mortgage banking company closes mortgage loans consistent with underwriting standards established by approved investors and, once all pertinent documents are received, the participation interest is delivered by the Bank to the investor selected by the originator and approved by us. Warehouse Purchase Program loans funded during the second quarter of 2019 consisted of 50% conforming loans, 37% government loans and 13% of other loan types, including jumbo loans.

Allowance for Loan Losses. The allowance for loan losses is maintained to cover incurred losses that are estimated in accordance with US GAAP. It is our estimate of credit losses inherent in our loan portfolio at each balance sheet date. Our methodology for analyzing the allowance for loan losses consists of general and specific components. For more information about the Company’s calculation of its allowance for loan losses, please see Item 1 (Financial Statements) - Note 5 - “Loans” and Note 12 - “Recent Accounting Developments” under Part 1 of this report.
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
Non-performing loans to total loans held for investment, excluding Warehouse Purchase Program loans, was 0.88% at June 30, 2019 compared to 0.33% at December 31, 2018. Including Warehouse Purchase Program loans, non-performing loans to total loans held for investment was 0.72% at June 30, 2019 compared to 0.29% at December 31, 2018. Non-performing loans increased by $39.7 million to $62.1 million at June 30, 2019 from $22.4 million at December 31, 2018. This increase in non-performing loans was primarily due to the placement of the Company’s only remaining corporate healthcare finance relationship on non-accrual status during the 2019 period, which totaled $19.9 million at June 30, 2019. This healthcare company borrower has experienced declining case volumes and revenue collections, which have strained liquidity and threatened the ongoing viability of operations. We are pursuing multiple resolution options; however, the healthcare company borrower may file for bankruptcy if these efforts are ultimately unsuccessful.
The increase in non-performing loans from December 31, 2018 also included a $4.2 million increase in non-performing energy loans, as well as a $7.4 million personal loan to the owner of an energy company that was used to recapitalize the company. This loan is collateralized by personal assets, including the borrower’s stock in the energy company, and was reported at June 30, 2019 as a non-performing loan in the commercial and industrial, excluding energy category. For more information about the Company’s non-performing loans, please see Note 5 of the Condensed Notes to Unaudited Consolidated Interim Financial Statements contained in Item 1 of this report.
Our allowance for loan losses was $92.2 million at June 30, 2019 compared to $67.4 million at December 31, 2018, or 1.07% of total loans held for investment (including Warehouse Purchase Program loans) at June 30, 2019 compared to 0.87% at December 31, 2018. Our allowance for loan losses to non-performing loans was 148.61% at June 30, 2019 compared to 300.74% at December 31, 2018.
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
We regularly review the assets in our portfolio to determine whether any should be considered as classified. Total classified assets represented 12.1% of our total equity and 1.4% of our total assets at June 30, 2019 compared to 6.9% of our total equity and 0.8% of our total assets at December 31, 2018. The aggregate amount of classified assets at the dates indicated was as follows:

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Doubtful	$322	$345
Substandard	137,487	74,263
Total classified loans	137,809	74,608
Foreclosed assets	584	1,333
Total classified assets	$138,393	$75,941
Substandard loans at June 30, 2019 increased by $63.2 million from December 31, 2018, with substandard energy loans totaling $90.7 million at June 30, 2019, up $26.7 million from December 31, 2018. The Company continues to take action to improve the risk profile of the criticized energy loans by instituting monthly commitment reductions, obtaining additional collateral, obtaining additional guarantor support and/or requiring additional equity injections or asset sales. Additionally, substandard loans at June 30, 2019 included the previously mentioned $19.9 million corporate healthcare finance loan that was placed on nonaccrual status during the 2019 period, which also contributed to the increase from December 31, 2018.
The Company also has potential problem loans, considered “other loans of concern,” that are currently performing and do not meet the criteria for impairment, but where there is the distinct possibility that we might sustain some loss if credit deficiencies are not corrected. These possible credit problems may result in the future inclusion of these loans in the non-performing asset categories and consisted of $75.1 million in loans that were classified as “substandard,” but were still accruing interest and were not considered impaired at June 30, 2019 (excluding PCI loans), compared to $50.9 million at December 31, 2018. Other loans of concern have been considered in management’s analysis of potential loan losses.
Securities. Our securities portfolio decreased by $30.2 million, or 4.9%, to $587.6 million at June 30, 2019 from $617.8 million at December 31, 2018. During the six months ended June 30, 2019, purchases totaling $347.5 million were more than offset by paydowns and maturities of securities totaling $361.5 million.
Other Assets. Premises and equipment increased by $33.2 million, or 45.5%, to $106.3 million at June 30, 2019 from $73.1 million at December 31, 2018, primarily due to the adoption of ASU 2016-02, Leases (Topic 842), on January 1, 2019, which resulted in the Company recognizing a right of use asset of $36.1 million.
Deposits. Total deposits increased by $214.1 million, or 3.1%, to $7.06 billion at June 30, 2019 from $6.84 billion at December 31, 2018, due to growth in all deposit categories.

	June 30, 2019	December 31, 2018	Dollar Change	Percent Change
	(Dollars in thousands)
Non-interest-bearing demand	$1,847,229	$1,773,762	$73,467	4.1%
Interest-bearing demand	855,026	826,755	28,271	3.4
Savings and money market	2,548,966	2,455,787	93,179	3.8
Time	1,804,569	1,785,411	19,158	1.1
Total deposits	$7,055,790	$6,841,715	$214,075	3.1%

Savings and money market and non-interest-bearing demand deposits increased by $93.2 million and $73.5 million, respectively, compared to December 31, 2018, while interest-bearing demand and time deposits increased by $28.3 million and $19.2 million, respectively, for the same period.

Borrowings. FHLB advances increased by $559.4 million, or 67.8%, to $1.38 billion at June 30, 2019 from $825.4 million at December 31, 2018, while overnight repurchase agreements increased by $2.1 million, or 4.1%, to $52.4 million at

June 30, 2019 from $50.3 million at December 31, 2018. At June 30, 2019, the Company was eligible to borrow an additional $2.22 billion from the FHLB.
The table below shows FHLB advances by maturity and weighted average rate at June 30, 2019:

	Balance	Weighted Average Rate
	(Dollars in thousands)
Less than 90 days	$1,380,314	2.40%
90 days to less than one year	1,828	5.48
One to three years	1,910	5.51
After three to five years	329	5.47
After five years	384	5.44
Total	$1,384,765	2.41%
Additionally, we have 20 available federal funds lines of credit with financial institutions and other sources totaling $614.0 million and were eligible to borrow $76.5 million from the Federal Reserve Bank discount window.
At June 30, 2019, subordinated debt totaled $135.3 million, which included $123.1 million of fixed-to-floating rate subordinated notes (reported net of $2.0 million in debt issuance costs.) The $135.3 million of subordinated debt also included $12.2 million of trust preferred securities that were acquired through the merger with LegacyTexas Group, Inc. All subordinated debt is reported net of purchase accounting fair value adjustments and debt issuance costs.
Accrued Expenses and Other Liabilities. Accrued expenses and other liabilities increased $60.8 million, or 58.3%, to $165.1 million at June 30, 2019 from $104.3 million at December 31, 2018. This increase was primarily due to the adoption of ASU 2016-02, Leases (Topic 842), on January 1, 2019, which created an operating lease liability totaling $38.1 million at June 30, 2019. Additionally, other liabilities were higher at June 30, 2019 due to timing of escrow payments.
Shareholders’ Equity. Total shareholders’ equity increased by $48.3 million, or 4.4%, to $1.14 billion at June 30, 2019 from $1.09 billion at December 31, 2018.

	June 30, 2019	December 31, 2018	Dollar Change	Percent Change
	(Dollars in thousands)
Common stock	$488	$485	$3	0.6%
Additional paid-in capital	628,730	619,983	8,747	1.4
Retained earnings	523,693	491,948	31,745	6.5
Accumulated other comprehensive loss, net	860	(6,658)	7,518	(112.9)
Unearned ESOP shares	(11,126)	(11,391)	265	(2.3)
Total shareholders’ equity	$1,142,645	$1,094,367	$48,278	4.4%
The increase in shareholders’ equity at June 30, 2019, compared to December 31, 2018, was primarily due to net income of $56.1 million recognized during the six months ended June 30, 2019, which was partially offset by the payment of quarterly dividends totaling $0.50 per common share, or $24.3 million, during the six months ended June 30, 2019.

Comparison of Results of Operations for the Three Months Ended June 30, 2019 and 2018
General. Net income for the three months ended June 30, 2019 was $27.0 million, a decrease of $854,000, or 3.1%, from net income of $27.8 million for the three months ended June 30, 2018. The decrease in net income was driven by an $8.5 million increase in interest expense and a $5.3 million increase in non-interest expense, partially offset by a $9.6 million increase in interest income on loans, a $1.4 million decrease in the provision for credit losses, and a $1.4 million increase in non-interest income. Basic earnings per share for the three months ended June 30, 2019 was $0.57, a $0.02 decrease from $0.59 for the three months ended June 30, 2018. Diluted earnings per share for the three months ended June 30, 2019 was $0.56, a $0.02 decrease from $0.58 for the three months ended June 30, 2018.
Interest Income. Interest income increased by $10.1 million, or 9.7%, to $114.1 million for the three months ended June 30, 2019 from $104.0 million for the three months ended June 30, 2018.

	Three Months Ended June 30,		Dollar Change	Percent Change
	2019	2018
	(Dollars in thousands)
Interest and dividend income
Loans, including fees	$108,154	$98,570	$9,584	9.7%
Securities	3,870	3,773	97	2.6
Interest-bearing deposits in other financial institutions	1,370	1,097	273	24.9
FHLB and FRB stock and other	683	551	132	24.0
	$114,077	$103,991	$10,086	9.7%

The $10.1 million increase in interest income compared to the three months ended June 30, 2018 was primarily due to a $9.6 million increase in interest income on loans, which was driven by higher yields earned on all loan portfolios, with the exception of the other consumer loan portfolio and loans held for sale, as well as increased volume in all loan portfolios. The average balance of Warehouse Purchase Program loans increased by $178.0 million from the three months ended June 30, 2018, while the average yield earned on this portfolio increased by 25 basis points, resulting in a $2.8 million increase in interest income compared to the three months ended June 30, 2018. The average balance of consumer real estate loans increased by $169.1 million from the three months ended June 30, 2018, while the average yield earned on this portfolio increased by 11 basis points, which led to a $2.4 million increase in interest income. A $64.0 million increase in the average balance of commercial real estate loans compared to the three months ended June 30, 2018, as well as a 12 basis point increase in the average yield, resulted in a $1.8 million increase in interest income. The average balance of commercial and industrial loans increased by $83.3 million from the three months ended June 30, 2018, while the average yield earned on this portfolio increased by ten basis points for the same period, resulting in a $1.7 million increase in interest income.

Interest income on loans for the three months ended June 30, 2019 included $237,000 in accretion of purchase accounting fair value adjustments on acquired loans, which primarily consisted of $61,000 on acquired commercial real estate loans, $43,000 on acquired commercial and industrial loans and $133,000 on acquired consumer loans.
Interest Expense. Interest expense increased by $8.5 million, or 42.2%, to $28.5 million for the three months ended June 30, 2019 from $20.1 million for the three months ended June 30, 2018.

	Three Months Ended June 30,		Dollar Change	Percent Change
	2019	2018
	(Dollars in thousands)
Interest expense
Deposits	$20,444	$13,732	$6,712	48.9%
FHLB advances	5,794	4,131	1,663	40.3
Repurchase agreements and other borrowings	2,285	2,199	86	3.9
	$28,523	$20,062	$8,461	42.2%

The $8.5 million increase in interest expense for the three months ended June 30, 2019 was primarily due to higher average savings and money market, time deposit, and borrowing rates, as well as a $252.5 million increase in the average balance of time deposits. A 17 basis point decrease in the average rate paid on interest-bearing demand deposits compared to the three months ended June 30, 2018, as well as a $99.0 million decrease in the average balance of these deposits, partially offset these year-over-year increases in interest expense. A 45 basis point increase in the average rate paid on borrowings compared to the three months ended June 30, 2018, as well as an $82.6 million increase in the average balance, resulted in a $1.7 million year-over-year increase in interest expense on borrowed funds.
Net Interest Income. Net interest income increased by $1.6 million, or 1.9%, to $85.6 million for the three months ended June 30, 2019 from $83.9 million for the three months ended June 30, 2018. The net interest margin for the three months ended June 30, 2019 was 3.77%, a 16 basis point decrease from the three months ended June 30, 2018. The average yield on earning assets for the three months ended June 30, 2019 was 5.03%, a 16 basis point increase from the three months ended June 30, 2018. The average cost of interest-bearing liabilities for the three months ended June 30, 2019 was 1.78%, up 48 basis points from the three months ended June 30, 2018.
Provision for Credit Losses. The Company recorded a provision for credit losses of $16.1 million for the three months ended June 30, 2019, down $1.4 million from $17.5 million for the three months ended June 30, 2018. The decrease in provision expense from the three months ended June 30, 2018 was primarily due to decreased net charge-offs during the three months ended June 30, 2019. Net charge-offs totaled $1.4 million for the three months ended June 30, 2019, compared to net charge-offs totaling $27.7 million for the three months ended June 30, 2018, due to energy and corporate healthcare finance-related charge-offs recorded in the 2018 period. For more information about the Company’s allowance for loan losses, please see “Management’s Discussion and Analysis - Comparison of Financial Condition at June 30, 2019 and December 31, 2018 - Allowance for Loan Losses” contained in Item 2 of this report.
Non-interest Income. Non-interest income increased by $1.4 million, or 12.7%, to $12.2 million for the three months ended June 30, 2019 from $10.9 million for the three months ended June 30, 2018.

	Three Months Ended June 30,		Dollar Change	Percent Change
	2019	2018
	(Dollars in thousands)
Non-interest income
Service charges and other fees	$9,882	$8,844	$1,038	11.7%
Net gain on sale of mortgage loans held for sale	2,879	1,668	1,211	72.6
Bank-owned life insurance income	489	479	10	2.1
Gain (loss) on sale and disposition of assets	18	(153)	171	N/M1
Other	(1,036)	14	(1,050)	N/M1
	$12,232	$10,852	$1,380	12.7%
1N/M - not meaningful
The $1.4 million increase in non-interest income from the three months ended June 30, 2018 was primarily due to a $1.2 million increase in net gains on the sale of mortgage loans held for sale, related to $74.8 million of consumer real estate loans that were sold or committed for sale, fair value changes on mortgage derivatives and mortgage fees collected during the 2019 period, compared to $50.8 million for the 2018 period. Service charges and other fees increased by $1.0 million from the three months ended June 30, 2018, which was driven by higher title premiums and commercial loan fee income (consisting of syndication, arrangement, non-usage and pre-payment fees), as well as increased debit card interchange income. Other non-interest income for the three months ended June 30, 2019 included a $1.2 million net decrease in the value of investments in community development-oriented private equity funds used for Community Reinvestment Act purposes (the “CRA Funds”), down from a $15,000 net decrease in the CRA Funds for the three months ended June 30, 2018.

Non-interest Expense. Non-interest expense increased by $5.3 million, or 12.6%, to $47.5 million for the three months ended June 30, 2019, from $42.2 million for the three months ended June 30, 2018.

	Three Months Ended June 30,		Dollar Change	Percent Change
	2019	2018
	(Dollars in thousands)
Non-interest expense
Salaries and employee benefits	$26,586	$24,313	$2,273	9.3%
Merger costs	2,362	—	2,362	100.0
Advertising	982	1,358	(376)	(27.7)
Occupancy and equipment	3,950	3,980	(30)	(0.8)
Outside professional services	1,674	1,382	292	21.1
Regulatory assessments	831	731	100	13.7
Data processing	5,739	5,145	594	11.5
Office operations	2,568	2,224	344	15.5
Other	2,834	3,058	(224)	(7.3)
	$47,526	$42,191	$5,335	12.6%

The $5.3 million increase in non-interest expense from the three months ended June 30, 2018 was primarily due to $2.4 million in merger costs with no comparable charges recorded in the three months ended June 30, 2018, related to the proposed merger with Prosperity, which was announced on June 17, 2019, as well as a $2.3 million increase in salaries and employee benefits expense, which was primarily related to higher mortgage commissions paid in the 2019 period attributable to increased mortgage loan production, as well as higher share-based compensation expense in the 2019 period related to fluctuations in the Company’s share price. Additionally, merit increases granted in the 2019 period also contributed to the increased salary expense compared to the three months ended June 30, 2018. Data processing expense increased by $594,000 from the three months ended June 30, 2018 due to system upgrades, technology refreshments and outsourcing certain segments of our data processing. These increases in non-interest expense compared to the 2018 period were partially offset by a $376,000 decrease in advertising expense, primarily due to a lower number of events, media advertisements and sponsorships in the three months ended June 30, 2019.
Income Tax Expense. For the three months ended June 30, 2019, we recognized income tax expense of $7.2 million on our pre-tax income, which was an effective tax rate of 21.0%, compared to income tax expense of $7.3 million for the three months ended June 30, 2018, which was an effective tax rate of 20.7%.

Comparison of Results of Operations for the Six Months Ended June 30, 2019 and 2018

General. Net income for the six months ended June 30, 2019 was $56.1 million, an increase of $2.5 million, or 4.6%, from net income of $53.6 million for the six months ended June 30, 2018. The increase in net income was driven by increased net interest income and decreased provision for credit losses, partially offset by increased non-interest expense and lower non-interest income. Basic earnings per share for the six months ended June 30, 2019 was $1.18, an increase of $0.04 from $1.14 for the six months ended June 30, 2018. Diluted earnings per share for the six months ended June 30, 2019 was $1.17, an increase of $0.05 from $1.12 for the six months ended June 30, 2018.

Interest Income. Interest income increased by $20.5 million, or 10.3%, to $220.2 million for the six months ended June 30, 2019 from $199.7 million for the six months ended June 30, 2018.

	Six Months Ended June 30,		Dollar Change	Percent Change
	2019	2018
	(Dollars in thousands)
Interest and dividend income
Loans, including fees	$208,455	$189,201	$19,254	10.2%
Securities	7,815	7,359	456	6.2
Interest-bearing deposits in other financial institutions	2,647	2,066	581	28.1
FHLB and FRB stock and other	1,264	1,031	233	22.6
	$220,181	$199,657	$20,524	10.3%

The $20.5 million increase in interest income for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to a $19.3 million, or 10.2%, increase in interest income on loans, which was driven by increased volume in all loan portfolios, with the exception of Warehouse Purchase Program and loans held for sale, as well as higher yields earned on all loan portfolios. The average balance of commercial and industrial loans increased by $133.2 million from the six months ended June 30, 2018, while the average yield earned on this portfolio increased by 40 basis points, resulting in a $7.8 million increase in interest income. The average yield earned on the commercial and industrial portfolio for the six months ended June 30, 2019 was positively impacted by three increases in the Fed Funds rate, totaling 75 basis points since June 1, 2018, as well as the resolution of multiple non-performing relationships over the past year. The average balance of consumer real estate loans increased by $172.9 million from the six months ended June 30, 2018, increasing interest income by $5.3 million. The average balance of commercial real estate loans increased by $59.6 million from the six months ended June 30, 2018, while the average yield earned on this portfolio increased by 11 basis points, resulting in a $3.2 million increase in interest income. Despite a $30.5 million decline in the average balance of Warehouse Purchase Program loans from the six months ended June 30, 2018, the average yield earned on this portfolio increased by 44 basis points, resulting in a $1.5 million increase in interest income.

Interest Expense. Interest expense increased by $16.3 million, or 44.0%, to $53.5 million for the six months ended June 30, 2019 from $37.1 million for the six months ended June 30, 2018.

	Six Months Ended June 30,		Dollar Change	Percent Change
	2019	2018
	(Dollars in thousands)
Interest expense
Deposits	$38,659	$25,764	$12,895	50.1%
FHLB advances	10,250	6,811	3,439	50.5
Repurchase agreements and other borrowings	4,554	4,540	14	0.3
	$53,463	$37,115	$16,348	44.0%

The increase in interest expense for the six months ended June 30, 2019 compared to the same period in 2018, was primarily due to an increase in interest expense on deposits, which was driven by increased rates paid on time, savings and money market deposits during the six months ended June 30, 2019 compared to the same period in 2018, which included a 76 basis point increase in the average rate paid on time deposits and a 41 basis point increase in the average rate paid on savings and money market deposits. Additionally, the average balance of time deposits increased by $297.8 million from the six months ended June 30, 2018. Interest expense on borrowings for the six months ended June 30, 2019 increased by $3.5 million compared to the six months ended June 30, 2018, due to a 60 basis point increase in the average rate paid on borrowings, as well as a $43.8 million increase in the average balance compared to the same period in 2018.

Net Interest Income. Net interest income increased by $4.2 million, or 2.6%, to $166.7 million for the six months ended June 30, 2019 from $162.5 million for the six months ended June 30, 2018. The net interest margin decreased by six basis point to 3.83% for the six months ended June 30, 2019 from 3.89% for the same period last year. The net interest rate spread decreased by 23 basis points to 3.32% for the six months ended June 30, 2019 from 3.55% for the same period last year. The average yield on earning assets for the six months ended June 30, 2019 was 5.06%, a 28 basis point increase from the six months ended June 30, 2018, while the average cost of interest-bearing liabilities increased by 51 basis points.
Provision for Credit Losses. The provision for credit losses was $25.9 million for the six months ended June 30, 2019, a decrease of $7.2 million from $33.1 million for the six months ended June 30, 2018. Net charge-offs totaled $1.2 million for the six months ended June 30, 2019, down $38.9 million from the six months ended June 30, 2018. For more information about the Company’s allowance for loan losses, please see “Management’s Discussion and Analysis - Comparison of Financial Condition at June 30, 2019 and December 31, 2018 - Allowance for Loan Losses” contained in Item 2 of this report.
Non-interest Income. Non-interest income decreased by $1.6 million, or 6.8%, to $22.1 million for the six months ended June 30, 2019 from $23.8 million for the six months ended June 30, 2018.

	Six Months Ended June 30,		Dollar Change	Percent Change
	2019	2018
	(Dollars in thousands)
Non-interest income
Service charges and other fees	$17,137	$16,771	$366	2.2%
Net gain on sale of mortgage loans held for sale	4,404	3,477	927	26.7
Bank-owned life insurance income	971	926	45	4.9
Net gain (loss) on securities transactions	6	(128)	134	N/M1
Gain on sale and disposition of assets	4	2,060	(2,056)	(99.8)
Other	(396)	644	(1,040)	N/M1
	$22,126	$23,750	$(1,624)	(6.8)%
1N/M - not meaningful
The decrease in non-interest income for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to a $2.1 million decrease in gain on sale and disposition of assets, as the 2018 period included $2.3 million in proceeds resulting from an insurance settlement related to a misappropriation of approximately $2.5 million in vault cash from one of the former LegacyTexas Bank branches acquired in 2015, with no similar gains recorded in the 2019 period. Other non-interest income for the six months ended June 30, 2019 included a $1.1 million net decrease in the value of the CRA Funds, compared to an $118,000 net increase in the CRA Funds for the six months ended June 30, 2018. Net gains on the sale of mortgage loans held for sale during the six months ended June 30, 2019 increased by $927,000 compared to the six months ended June 30, 2018, which included gains recognized on $99.9 million of consumer real estate loans that were sold or committed for sale, fair value changes on mortgage derivatives and mortgage fees collected during the 2018 period, compared to $107.4 million for the six months ended June 30, 2019. Service charges and other fees increased by $366,000 compared to the six months ended June 30, 2018, which included increases in commercial account analysis fee income, debit card interchange income and title premiums.

Non-interest Expense. Non-interest expense increased by $5.8 million, or 6.7%, to $91.8 million for the six months ended June 30, 2019 from $86.1 million for the six months ended June 30, 2018.

	Six Months Ended June 30,		Dollar Change	Percent Change
	2019	2018
	(Dollars in thousands)
Non-interest expense
Salaries and employee benefits	$53,457	$51,389	$2,068	4.0%
Merger costs	2,362	—	2,362	100.0
Advertising	1,885	2,246	(361)	(16.1)
Occupancy and equipment	7,849	7,840	9	0.1
Outside professional services	2,959	2,632	327	12.4
Regulatory assessments	1,449	1,885	(436)	(23.1)
Data processing	11,672	9,848	1,824	18.5
Office operations	4,903	4,524	379	8.4
Other	5,297	5,706	(409)	(7.2)
	$91,833	$86,070	$5,763	6.7%
The increase in non-interest expense from the six months ended June 30, 2018 included $2.4 million in merger costs recorded in the 2019 period with no comparable charges recorded in the 2018 period related to the proposed merger with Prosperity, as well as a $2.1 million increase in salaries and employee benefits expense, which was primarily related to merit increases granted in the 2019 period, as well as higher mortgage commissions paid in the 2019 period attributable to increased mortgage loan production. Additionally, share-based compensation expense was higher during the six months ended June 30, 2019 due to fluctuations in the Company’s share price. Data processing expense increased by $1.8 million compared to the six months ended June 30, 2018, as the Company has outsourced certain segments of its data processing operations and invested in system upgrades. These increases in non-interest expense compared to the six months ended June 30, 2018 were partially offset by a $436,000 decrease in regulatory assessments expense due to a notice of preliminary assessment credit received from the FDIC in 2019, which may reduce future FDIC assessment payments, as well as a lower assessment rate used in the 2019 period. Additionally, other non-interest expense declined by $409,000 from the six months ended June 30, 2018, primarily due to lower debit card fraud and lending-related expenses during the 2019 period.
Income Tax Expense. For the six months ended June 30, 2019, we recognized income tax expense of $15.0 million on our pre-tax income, which was an effective tax rate of 21.2%, compared to income tax expense of $13.5 million for the six months ended June 30, 2018, which was an effective tax rate of 20.1%.

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

	Three Months Ended June 30,
(Dollars in thousands)	2019			2018
Interest-earning assets:	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate
Commercial real estate	$3,119,147	$40,542	5.21%	$3,055,139	$38,762	5.09%
Warehouse Purchase Program	1,253,262	14,927	4.78	1,075,262	12,137	4.53
Commercial and industrial	2,085,820	30,218	5.81	2,002,490	28,489	5.71
Construction and land	286,163	4,370	6.13	260,560	3,478	5.35
Consumer real estate	1,434,812	17,110	4.77	1,265,751	14,750	4.66
Other consumer	47,014	663	5.66	43,779	626	5.74
Loans held for sale	30,572	324	4.25	29,378	328	4.46
Less: deferred fees and allowance for loan loss	(67,408)	—	—	(66,746)	—	—
Loans receivable [1]	8,189,382	108,154	5.29	7,665,613	98,570	5.16
Agency mortgage-backed securities	218,162	1,283	2.35	258,420	1,434	2.22
Agency collateralized mortgage obligations	317,734	2,177	2.74	248,150	1,640	2.64
Investment securities	68,300	410	2.40	101,641	699	2.75
FHLB and FRB stock and other restricted securities	64,752	683	4.22	58,972	551	3.73
Interest-earning deposit accounts	232,862	1,370	2.36	233,335	1,097	1.89
Total interest-earning assets	9,091,192	114,077	5.03	8,566,131	103,991	4.87
Non-interest-earning assets	449,173			429,905
Total assets	$9,540,365			$8,996,036
Interest-bearing liabilities:
Interest-bearing demand	$855,948	1,519	0.71	$954,960	2,085	0.88
Savings and money market	2,581,816	7,885	1.22	2,578,205	5,057	0.79
Time	1,885,190	11,040	2.35	1,632,697	6,590	1.62
Borrowings	1,101,559	8,079	2.94	1,018,945	6,330	2.49
Total interest-bearing liabilities	6,424,513	28,523	1.78	6,184,807	20,062	1.30
Non-interest-bearing demand	1,812,042			1,694,082
Non-interest-bearing liabilities	169,809			122,573
Total liabilities	8,406,364			8,001,462
Total shareholders’ equity	1,134,001			994,574
Total liabilities and shareholders’ equity	$9,540,365			$8,996,036
Net interest income and margin		$85,554	3.77%		$83,929	3.93%
Net interest income and margin (tax-equivalent basis) [2]		$85,640	3.78%		$84,064	3.94%
Net interest rate spread			3.25%			3.57%
Net earning assets	$2,666,679			$2,381,324
Average interest-earning assets to average interest-bearing liabilities	141.51%			138.50%
[1]	Calculated net of deferred fees, loan discounts, loans in process and allowance for loan losses.
[2]
In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment (a non-GAAP measure) has been computed using a federal income tax rate of 21% for 2019 and 2018. Tax-exempt investments and loans had an average balance of $68.3 million and $89.7 million for the three months ended June 30, 2019 and 2018, respectively.

	Six Months Ended June 30,
(Dollars in thousands)	2019			2018
Interest-earning assets:	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/ Rate
Commercial real estate	$3,083,813	$79,462	5.20%	$3,024,253	$76,298	5.09%
Warehouse Purchase Program	990,128	23,698	4.83	1,020,595	22,209	4.39
Commercial and industrial	2,086,932	61,009	5.90	1,953,773	53,242	5.50
Construction and land	281,429	8,486	6.08	265,701	6,935	5.26
Consumer real estate	1,419,636	33,986	4.79	1,246,759	28,730	4.61
Other consumer	46,181	1,320	5.76	44,332	1,247	5.68
Loans held for sale	23,001	494	4.30	25,206	540	4.28
Less: deferred fees and allowance for loan loss	(62,708)	—	—	(64,718)	—	—
Loans receivable [1]	7,868,412	208,455	5.34	7,515,901	189,201	5.07
Agency mortgage-backed securities	223,665	2,683	2.40	266,402	2,936	2.20
Agency collateralized mortgage obligations	310,547	4,352	2.80	234,728	3,032	2.58
Investment securities	75,086	780	2.08	99,046	1,391	2.81
FHLB and FRB stock and other restricted securities	60,472	1,264	4.18	57,735	1,031	3.57
Interest-earning deposit accounts	225,775	2,647	2.36	236,617	2,066	1.76
Total interest-earning assets	8,763,957	220,181	5.06	8,410,429	199,657	4.78
Non-interest-earning assets	453,549			429,686
Total assets	$9,217,506			$8,840,115
Interest-bearing liabilities:
Interest-bearing demand	$828,406	3,023	0.74	$962,935	4,018	0.84
Savings and money market	2,535,084	14,813	1.18	2,661,237	10,101	0.77
Time	1,831,309	20,823	2.29	1,533,553	11,645	1.53
Borrowings	992,416	14,804	3.01	948,614	11,351	2.41
Total interest-bearing liabilities	6,187,215	53,463	1.74	6,106,339	37,115	1.23
Non-interest-bearing demand	1,750,829			1,635,761
Non-interest-bearing liabilities	158,529			114,075
Total liabilities	8,096,573			7,856,175
Total shareholders’ equity	1,120,933			983,940
Total liabilities and shareholders’ equity	$9,217,506			$8,840,115
Net interest income and margin		$166,718	3.83%		$162,542	3.89%
Net interest income and margin (tax-equivalent basis) [2]		$166,876	3.84%		$162,818	3.90%
Net interest rate spread			3.32%			3.55%
Net earning assets	$2,576,742			$2,304,090
Average interest-earning assets to average interest-bearing liabilities	141.65%			137.73%
[1]	Calculated net of deferred fees, loan discounts, loans in process and allowance for loan losses.
[2]
In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment (a non-GAAP measure) has been computed using a federal income tax rate of 21% for 2019 and 2018. Tax-exempt investments and loans had an average balance of $73.0 million and $91.7 million for the six months ended June 30, 2019 and 2018, respectively.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2019 versus 2018			2019 versus 2018
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Commercial real estate	$821	$959	$1,780	$1,518	$1,646	$3,164
Warehouse Purchase Program	2,092	698	2,790	(678)	2,167	1,489
Commercial and industrial	1,201	528	1,729	3,756	4,011	7,767
Construction and land	362	530	892	428	1,123	1,551
Consumer real estate	2,009	351	2,360	4,105	1,151	5,256
Other consumer	46	(9)	37	53	20	73
Loans held for sale	13	(17)	(4)	(47)	1	(46)
Loans receivable	6,544	3,040	9,584	9,135	10,119	19,254
Agency mortgage-backed securities	(233)	82	(151)	(498)	245	(253)
Agency collateralized mortgage obligations	475	62	537	1,045	275	1,320
Investment securities	(208)	(81)	(289)	(294)	(317)	(611)
FHLB and FRB stock and other restricted securities	57	75	132	51	182	233
Interest-earning deposit accounts	(2)	275	273	(98)	679	581
Total interest-earning assets	6,633	3,453	10,086	9,341	11,183	20,524
Interest-bearing liabilities:
Interest-bearing demand	(202)	(364)	(566)	(524)	(471)	(995)
Savings and money market	7	2,821	2,828	(500)	5,212	4,712
Time	1,136	3,314	4,450	2,577	6,601	9,178
Borrowings	542	1,207	1,749	545	2,908	3,453
Total interest-bearing liabilities	1,483	6,978	8,461	2,098	14,250	16,348
Net interest income	$5,150	$(3,525)	$1,625	$7,243	$(3,067)	$4,176

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
Management also has several secondary sources of funds available to meet potential liquidity demands. At June 30, 2019, we had additional borrowing capacity of $2.22 billion with the FHLB and $614.0 million in federal funds lines of credit available with financial institutions and other sources. We may also use the discount window at the FRB as a source of short-term funding. FRB borrowing capacity varies based upon securities pledged to the discount window line. At June 30, 2019, securities pledged had a collateral value of $76.5 million.
At June 30, 2019, we had classified 78.2% of our securities portfolio as available for sale (including pledged securities), providing an additional source of liquidity. Management believes that because active markets exist and our securities portfolio is of high quality, our available for sale securities are marketable. Selling participations in loans we originate, including portions of commercial real estate loans, creates another source of liquidity and allows us to manage borrower concentration risk as well as interest rate risk.
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
The Company, which is a separate legal entity from the Bank and must provide for its own liquidity, had liquid assets of $34.9 million on an unconsolidated basis at June 30, 2019. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its stockholders, funds paid out for Company stock repurchases, and payments on trust-preferred securities and subordinated debt held at the Company level. The Company has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. See “How We Are Regulated - Limitations on Dividends and Other Capital Distributions” under Item 1 and Note 17 of the Notes to Consolidated Financial Statements contained in Item 8 of the Company’s 2018 Form 10-K.
The Company uses its sources of funds primarily to meet its expenses, pay maturing deposits and fund withdrawals, and to fund loan commitments. Total approved loan commitments (including Warehouse Purchase Program commitments, unused lines of credit and letters of credit) amounted to $2.47 billion and $2.86 billion at June 30, 2019, and December 31, 2018, respectively. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Company. Certificates of deposit scheduled to mature in one year or less at June 30, 2019 totaled $1.11 billion with a weighted average rate of 2.36%.
During the six months ended June 30, 2019, cash and cash equivalents decreased by $5.4 million, or 2.0%, to $263.8 million at June 30, 2019 from $269.2 million at December 31, 2018. Operating activities provided cash of $98.3 million and financing activities provided cash of $754.6 million, which was more than offset by cash used in investing activities of $858.2 million. Primary sources of cash for the six months ended June 30, 2019 included proceeds from pay-offs of Warehouse Purchase Program loans totaling $9.88 billion, proceeds from maturities, prepayments and calls on available-for-sale securities totaling $343.7 million, proceeds from FHLB advances totaling $1.38 billion, proceeds from the sale of loans held for sale totaling $89.2 million, and a $214.1 million increase in deposits. Primary uses of cash for the six months ended June 30, 2019 included originations of Warehouse Purchase Program loans totaling $10.46 billion, purchases of available-for-sale securities totaling $347.5 million, repayments on FHLB advances totaling $820.6 million and net fundings of loans held for investment totaling $290.4 million.
Please see Item 1A (Risk Factors) under Part 1 of the Company’s 2018 Form 10-K for information regarding liquidity risk.
Off-Balance Sheet Arrangements, Contractual Obligations and Commitments
The following table presents our longer term contractual obligations and commitments to extend credit to our borrowers, in aggregate and by payment due dates (not including any interest amounts). In addition to the commitments below, the Company had overdraft protection available to its depositors in the amount of $83.5 million and credit card guarantees outstanding in the amount of $2.2 million at June 30, 2019.

	June 30, 2019
	Less than One Year	One through Three Years	Four through Five Years	After Five Years	Total
	(Dollars in thousands)
Contractual obligations:
Deposits without a stated maturity	$5,251,221	$—	$—	$—	$5,251,221
Certificates of deposit	1,111,229	665,382	26,630	1,328	1,804,569
FHLB advances [1]	1,382,142	1,910	329	384	1,384,765
Repurchase agreements	52,414	—	—	—	52,414
Subordinated debt [1]	—	—	—	140,464	140,464
Private equity fund for Community Reinvestment Act purposes	730	—	—	—	730
Operating leases (premises)	4,327	8,323	7,607	17,842	38,099
Total contractual obligations	$7,802,063	$675,615	$34,566	$160,018	8,672,262
Off-balance sheet loan commitments: [2]
Unused commitments to extend credit	$911,691	$589,360	$220,304	$63,926	1,785,281
Unused capacity on Warehouse Purchase Program loans [3]	608,167	12,149	—	—	620,316
Standby letters of credit	54,612	6,365	876	—	61,853
Total loan commitments	$1,574,470	$607,874	$221,180	$63,926	2,467,450
Total contractual obligations and loan commitments					$11,139,712

[1]	FHLB advances and subordinated debt are shown at their contractual amounts.

[2]	Loans having no stated maturity are reported in the “Less than One Year” category.

[3]
In regards to unused capacity on Warehouse Purchase Program loans, the Company has established a maximum purchase facility amount, but reserves the right, at any time, to refuse to buy any mortgage loans offered for sale by its mortgage banking company customers for any reason in the Company’s sole and absolute discretion.

Capital Resources
Consistent with our goal to operate a sound and profitable organization, our policy is for the Company and its subsidiary bank to maintain “well-capitalized” status under FRB regulations. Based on capital levels at June 30, 2019 and December 31, 2018, the Bank and the Company were considered to be well-capitalized. At June 30, 2019, the Bank’s equity totaled $1.22 billion. Our consolidated equity totaled $1.14 billion, or 11.5% of total assets, at June 30, 2019. Warehouse Purchase Program loan volumes can increase significantly on the last day of the month, potentially leading to a significant difference between the ending and average balance of Warehouse Purchase Program loans. At June 30, 2019, Warehouse Purchase Program loans totaled $1.54 billion, compared to an average balance of $1.25 billion for the three months ended June 30, 2019. Because the capital ratios below are calculated using ending risk-weighted assets and Warehouse Purchase Program loans are risk-weighted at 100%, an end of period increase in these balances can significantly impact the Company’s reported capital ratios.

	Actual		Required for Capital Adequacy Purposes		To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2019	(Dollars in thousands)
Total risk-based capital
Company	$1,191,852	12.97%	$735,378	8.00%	$919,222	10.00%
Bank	1,130,419	12.30	735,254	8.00	919,067	10.00
Tier 1 risk-based capital
Company	975,916	10.62	551,533	6.00	551,533	6.00
Bank	1,037,534	11.29	551,440	6.00	735,254	8.00
Common equity tier 1 risk-based capital
Company	963,709	10.48	413,650	4.50	n/a [1]	n/a [1]
Bank	1,037,534	11.29	413,580	4.50	597,394	6.50
Tier 1 leverage
Company	975,916	10.42	374,781	4.00	n/a [1]	n/a [1]
Bank	1,037,534	11.07	374,804	4.00	468,505	5.00
December 31, 2018
Total risk-based capital
Company	$1,126,019	13.48%	$668,267	8.00%	$835,334	10.00%
Bank	1,073,807	12.85	668,282	8.00	835,352	10.00
Tier 1 risk-based capital
Company	934,964	11.19	501,200	6.00	501,200	6.00
Bank	1,005,651	12.04	501,211	6.00	668,282	8.00
Common equity tier 1 risk-based capital
Company	922,850	11.05	375,900	4.50	n/a [1]	n/a [1]
Bank	1,005,651	12.04	375,908	4.50	542,979	6.50
Tier 1 leverage
Company	934,964	10.76	347,525	4.00	n/a [1]	n/a [1]
Bank	1,005,651	11.57	347,644	4.00	434,555	5.00
[1] Not applicable
Pursuant to the capital regulations of the FRB and the other federal banking agencies, the Company and the Bank must maintain a capital conservation buffer consisting of additional common equity tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels of risk-based common equity tier 1 capital, tier 1 capital and total capital in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At June 30, 2019, the Company’s and the Bank’s common equity tier 1 capital exceeded the required capital conservation buffer.

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

The Bank’s asset/liability management strategy sets acceptable limits for the percentage change in EVE and EAR given changes in interest rates. For an instantaneous, parallel, and sustained interest rate increase or decrease of 100 basis points, the Bank’s policy indicates that the change in EVE should not decrease by more than 5%. For increases of 200, 300, and 400 basis points, the change in EVE should not exceed a 10%, 12.5%, and 15% decrease, respectively. For an instantaneous, parallel, and sustained interest rate increase or decrease of 100 basis points, the Bank’s policy indicates that the change in EAR should not decrease by more than 7%. For increases of 200, 300, and 400 basis points, EAR should not decrease by more than 10%, 13%, and 15%, respectively.
As illustrated in the tables below, the Bank was within policy limits for all scenarios tested. The tables presented below, as of June 30, 2019, and December 31, 2018, are internal analyses of our interest rate risk as measured by changes in EVE and EAR for instantaneous, parallel, and sustained shifts for all market rates and yield curves, in 100 basis point increments, up 400 basis points and down 100 basis points.
As illustrated in the tables below, our EVE would be negatively impacted by a parallel, instantaneous, and sustained increase in market rates. Such an increase in rates would negatively impact EVE as a result of the duration of assets, including loans and investments, being longer than the duration of liabilities, primarily deposit accounts and FHLB borrowings. In rising rate environments, deposits are more beneficial to the Bank’s EVE than comparable wholesale funding. As illustrated in the table below, at June 30, 2019, our EAR would be positively impacted by a parallel, instantaneous, and sustained increase in market rates. Our EVE and EAR would also be negatively impacted by a decline in market rates.

June 30, 2019
Change in Interest Rates in Basis Points	Economic Value of Equity				Earnings at Risk (12 months)
	Estimated EVE	Estimated Increase / (Decrease) in EVE		EVE Ratio %	Estimated Net Interest Income	Increase / (Decrease) in Estimated Net Interest Income
	$ Amount	$ Change	% Change		$ Amount	$ Change	% Change
	(Dollars in thousands)
400	1,333,912	(110,145)	(7.63)	14.52	393,691	21,543	5.79
300	1,372,307	(71,750)	(4.97)	14.69	388,239	16,091	4.32
200	1,408,841	(35,216)	(2.44)	14.83	382,865	10,717	2.88
100	1,435,701	(8,356)	(0.58)	14.87	377,045	4,897	1.32
—	1,444,057	—	—	14.73	372,148	—	—
(100)	1,379,353	(64,704)	(4.48)	13.88	364,156	(7,992)	(2.15)

December 31, 2018
Change in Interest Rates in Basis Points	Economic Value of Equity				Earnings at Risk (12 months)
	Estimated EVE	Estimated Increase / (Decrease) in EVE		EVE Ratio %	Estimated Net Interest Income	Increase / (Decrease) in Estimated Net Interest Income
	$ Amount	$ Change	% Change		$ Amount	$ Change	% Change
	(Dollars in thousands)
400	1,380,258	(126,105)	(8.37)	16.69	383,142	22,618	6.27
300	1,413,122	(93,241)	(6.19)	16.80	377,525	17,001	4.72
200	1,450,175	(56,188)	(3.73)	16.94	372,140	11,616	3.22
100	1,483,983	(22,380)	(1.49)	17.03	366,596	6,072	1.68
—	1,506,363	—	—	17.00	360,524	—	—
(100)	1,450,810	(55,553)	(3.69)	16.13	347,307	(13,217)	(3.67)

The Bank's EVE was $1.44 billion, or 14.73%, of the market value of portfolio assets as of June 30, 2019, a $62.3 million decrease from $1.51 billion, or 17.00%, of the market value of portfolio assets as of December 31, 2018. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $35.2 million decrease in our EVE at June 30, 2019 compared to a $56.2 million decrease at December 31, 2018, and would result in a ten basis point increase in our EVE ratio to 14.83% at June 30, 2019 compared to a six basis point decrease to 16.94% at December 31, 2018. An immediate 100 basis point decrease in market interest rates would result in a $64.7 million decrease in our EVE at June 30, 2019 compared to a $55.6 million decrease at December 31, 2018, and would result in an 85 basis point decrease in our EVE ratio to 13.88% at June 30, 2019, as compared to an 87 basis point decrease in our EVE ratio to 16.13% at December 31, 2018.
The Bank’s projected EAR for the twelve months ending June 30, 2020 is $372.1 million, compared to $360.5 million for the twelve months ending December 31, 2019. Based on the assumptions utilized, an immediate 200 basis point increase in market rates would result in a $10.7 million, or 2.88%, increase in net interest income for the twelve months ending June 30, 2020 compared to an $11.6 million, or 3.22%, increase for the twelve months ending December 31, 2019. An immediate 100 basis point decrease in market rates would result in an $8.0 million, or 2.15%, decrease in net interest income for the twelve months ending June 30, 2020 compared to a $13.2 million, or 3.67%, decrease for the twelve months ending December 31, 2019.
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
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2019. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company’s internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Company did not repurchase any of its common stock during the quarter ended June 30, 2019.

Item 3.	Defaults upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of November 25, 2013, by and between the Registrant and LegacyTexas Group, Inc. (incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 25, 2013 (File No. 001-34737))

2.2
Amendment No. One to the Agreement and Plan of Merger, dated as of February 19, 2014, by and between the Registrant and LegacyTexas Group, Inc. (incorporated herein by reference to Exhibit 2.3 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 26, 2014 (File No. 001-34737))

2.3
Amendment No. Two to the Agreement and Plan of Merger, dated as of August 29, 2014, by and between the Registrant and LegacyTexas Group, Inc. (incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 29, 2014 (File No. 001-34737))

2.4
Agreement and Plan of Reorganization, dated as of June 16, 2019, by and between the Registrant and Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2019 (File No. 001-34737))

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

101
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Condensed Notes to Unaudited Consolidated Interim Financial Statements. An instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LegacyTexas Financial Group, Inc.
(Registrant)

Date:	July 24, 2019	By:	/s/ Kevin J. Hanigan
Kevin J. Hanigan,
President and Chief Executive Officer
(Duly Authorized Officer)

Date:	July 24, 2019	By:	/s/ J. Mays Davenport
J. Mays Davenport
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)